Form 10QSB
period 2002-09-30
NATURAL GAS SERVICES GROUP INC
filed 2002-11-12
CIK 1084991

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________ to________

Commission File Number 1-31398

                        NATURAL GAS SERVICES GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

                  Colorado                              75-2811855
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

                                  2911 SCR 1260
                              Midland, Texas 79706
                    (Address of principal executive offices)

                                 (915) 563-3974
                           (Issuer's Telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                     Yes    No
                                        ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                          Outstanding at
           Class                                         October 31, 2002
-----------------------------                      -----------------------------
Common Stock, $.001 par value                                4,857,632

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---
================================================================================

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398

Quarter Ended September 30, 2002


FORM 10-QSB

Part I - FINANCIAL INFORMATION


Unaudited Consolidated Balance Sheet......................................Page 1


Unaudited Consolidated Income Statements..................................Page 2


Unaudited Consolidated Statements of Cash Flows...........................Page 3


Notes to Unaudited Consolidated Financial Statements......................Page 4


Management's Discussion and Analysis or Plan of Operation.................Page 7


Part II - OTHER INFORMATION..............................................Page 14

Item 6.  Exhibits and Reports on Form 8-K................................Page 14

Signatures...............................................................Page 14


                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                               September 30, 2002

                                     ASSETS
Current Assets:
Cash and cash equivalents                                                        $   687,651
Accounts receivable - trade                                                          739,664
Lease receivable - net of unearned interest of $27,120                                92,989
Inventory                                                                          1,807,121
Prepaid expenses                                                                      52,042
                                                                                 -----------
         Total Current Assets                                                      3,379,467
                                                                                 -----------

Property plant and equipment, net:                                                14,624,814
Goodwill, net of accumulated amortization of $325,192                              2,589,655
Patents, net of accumulated amortization of $103,067                                 148,296
Lease receivable net of unearned interest of $13,487                                 139,888
Investments in joint venture                                                         197,486
Deferred offering cost                                                               360,747
Other assets                                                                          30,380
                                                                                 -----------
         Total Assets                                                            $21,470,733
                                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long term debt and capital lease                              $ 9,509,466
Accounts payable                                                                   1,138,226
Unearned Income                                                                      257,503
                                                                                 -----------
         Total Current Liabilities                                                10,905,195
                                                                                 -----------

Long term portion, less current portion and capital lease                          1,706,042
Subordinated notes, net of discount of $216,526                                    1,322,735
Deferred income tax payable                                                        1,100,000

                              SHAREHOLDERS' EQUITY
Preferred Stock, 5,000,000 shares authorized, par value $0.01:
         10% convertible series A: 1,177,000 shares authorized: 381,654 shares
         Outstanding; 10% cumulative liquidation preference of $1,240,376              3,817
Common Stock, 30,000,000 shares authorized, par value $0.01:
         3,357,632 shares issued and outstanding                                      33,576
Paid in Capital                                                                    4,497,563
Retained Earnings                                                                  1,901,805
                                                                                 -----------
         Shareholders' Equity                                                      6,436,761
                                                                                 -----------
         Total Liabilities and Shareholders' Equity                              $21,470,733
                                                                                 ===========



The accompanying notes are an integral part of the consolidated balance sheet.


                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                              Three months ended September 30    Nine months ended September 30
                                              -------------------------------    -------------------------------
                                                    2002              2001             2002              2001
                                              -------------     -------------    -------------     -------------
Revenue:
   Sales                                      $   1,877,591     $   1,325,297    $   4,940,880     $   3,946,875
   Leasing income                                 1,203,793         1,006,009        3,260,060         2,282,413
                                              -------------     -------------    -------------     -------------
                                                  3,081,384         2,331,306        8,200,940         6,229,288
                                              -------------     -------------    -------------     -------------
Cost of revenue:
   Cost of sales                                  1,336,629           983,483        3,556,130         2,737,803
   Cost of leasing                                  329,850           290,563          916,149           651,230
                                              -------------     -------------    -------------     -------------
   Total cost of revenue                          1,666,479         1,274,046        4,472,279         3,389,033
                                              -------------     -------------    -------------     -------------
Gross Margin                                      1,414,905         1,057,260        3,728,661         2,840,255
                                              -------------     -------------    -------------     -------------

   Selling expense                                  134,786           135,674          378,456           441,513
   General and Administrative expense               276,523           320,891          877,010           844,395
   Amortization & depreciation                      301,493           268,407          839,093           624,164
                                              -------------     -------------    -------------     -------------
Operating income                                    702,103           332,288        1,634,102           930,183
                                              -------------     -------------    -------------     -------------

   Interest expense                                (273,568)         (280,670)        (796,408)         (652,481)
   Earnings from minority interest                  132,081            70,703          339,684           138,055
   Other income                                      15,316             1,439           17,226            82,571
                                              -------------     -------------    -------------     -------------
Income before income taxes                          575,932           123,760        1,194,604           498,328
                                              -------------     -------------    -------------     -------------
   Income tax expense                               207,000            76,885          486,563           278,363
                                              -------------     -------------    -------------     -------------
Net income                                    $     368,932     $      46,875    $     708,041     $     219,965
                                              -------------     -------------    -------------     -------------
   Preferred dividends                               31,009             3,186          106,624             3,186
                                              -------------     -------------    -------------     -------------
Net income available to common shareholders   $     337,923     $      43,689    $     601,417     $     216,779
                                              =============     =============    =============     =============


         Earnings per share:
         Basic                                $        0.10     $        0.01    $        0.18     $        0.06
         Diluted                              $        0.08     $        0.01    $        0.15     $        0.06
         Weighted average Shares:
         Basic                                    3,357,632         3,357,632        3,357,632         3,357,632
         Diluted                                  4,091,862         3,455,600        4,136,709         3,455,600



The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                  Nine Months           Nine Months
                                                                     Ended                 Ended
                                                              September 30, 2002    September 30, 2001
                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $          708,041    $          219,965
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                         839,093               624,164
   Deferred taxes                                                        486,563               278,363
   Amortization of debt issuance costs                                    48,717                37,891
   Gain on disposal of assets                                            (15,066)              (71,964)
   Warrants issued for debt guarantee                                     42,025                23,137
   Earning from minority interest                                       (339,684)             (138,055)
Changes in current assets and liabilities:
   Trade and other receivables                                           246,047              (383,889)
   Inventory                                                            (191,713)             (437,981)
   Prepaid expenses and other                                            (85,097)             (199,945)
   Accounts payable and accrued liabilities                              157,906               708,597
   Deferred income                                                        74,129               (10,108)
   Other                                                                 (26,209)               (2,554)
                                                              ------------------    ------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,944,752               647,621
                                                              ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (3,025,780)           (1,887,171)
   Proceeds from sale of property and equipment                           40,000               179,923
   Acquisition of compression related assets of Great Lakes                 --              (1,295,180)
   Compression
   Decrease in lease receivable                                           62,543                54,296
   Minority interest investment                                          260,868                77,592
                                                              ------------------    ------------------
  NET CASH USED IN INVESTING ACTIVITIES                               (2,662,369)           (2,870,540)
                                                              ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans                                        1,853,386               926,759
   Repayments of long term debt                                         (647,004)             (506,892)
   Dividends paid on preferred stock                                     (75,613)               (3,186)
   Proceeds from note offering, net of offering cost                        --               1,372,196
   Deferred offering cost                                               (250,937)                 --
   Proceeds from warrants                                                     43                  --
   Proceeds from sale of preferred stock                                  12,724               407,485
                                                              ------------------    ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                892,599             2,196,362
                                                              ------------------    ------------------
NET INCREASE (DECREASE) IN CASH                                          174,982               (26,557)
CASH AT BEGINNING OF PERIOD                                              512,669               142,906
                                                              ------------------    ------------------
CASH AT END OF PERIOD                                         $          687,651    $          116,349
                                                              ==================    ==================



The accompanying notes are an integral part of the consolidated statements of cash flow.

                        NATURAL GAS SERVICES GROUP, INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization

     Natural Gas Services Group, Inc. (the "Company" or "NGSG") (a Colorado corporation) was formed on December 18, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities providing services to a customer base of oil and gas exploration and production companies operating primarily in California, Colorado, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Wyoming.

(2)  Basis of Presentation

     The accompanying unaudited financial statements present the consolidated results of the Company and its wholly-owned subsidiaries taken from the Company books and records. However, in the opinion of management, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make the Company's financial position at September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying financial statements do not include all disclosures normally required by generally accepted accounting principals. These financial statements should be read in conjunction with the financial statements included with the Company's Registration Statement on Form SB-2 on file with the SEC. Investments in joint ventures in which the Company does not have majority voting control are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the period presented.

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002


(3)  Subsequent Events

     Public Stock Offering - In October 2002, the Company completed an initial public stock offering of 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock which provided gross proceeds to the Company of approximately $7,875,000.

Each warrant allows the holder to purchase one share of common stock at an exercise price of $6.25 for a period of 4 years after the date of the offering. The warrants are redeemable by the Company at $0.25 per warrant upon 30 days notice if the market price of the common stock for 20 consecutive trading days preceding the date the notice is given equals or exceeds 175% of the exercise price of the warrant or $10.94. The underwriters have a 60 day option (over-allotment option) to purchase up to 225,000 shares of common stock and 225,000 warrants at the respective offering prices.

The Company also issued the representative of the underwriters' options to purchase 150,000 shares of common stock and 150,000 warrants, that are exercisable beginning one year from the public offering date for a period of 5 years, at 125% of the Company's public offering price. The representative of the underwriters' options are exercisable at prices of $6.25 and $0.3125 per share and per warrant, respectively. Each warrant is exercisable at $7.8125.


                        NATURAL GAS SERVICES GROUP, INC.


     Long Term Debt - In connection with completion of its initial public offering, the Company signed an amended credit agreement with its bank whereby it borrowed an additional $3,500,000, in the form of a term loan with monthly principal payments of $58,333 with interest at 1% over prime for 60 months. The proceeds from this loan as well as $3,452,464 of the proceeds from the public offering were used to retire the remaining $6,952,464 of debt due to Dominion
Michigan Production Services, Inc (Dominion Michigan) for the purchase of its compression related assets that are operated by our subsidiary, Great Lakes
Compression, Inc. (Great Lakes Compression).

(4)  Goodwill- Adoption of Statement 142 (Unaudited)

The Company adopted FAS 142 on January 1, 2002, at which time it ceased the amortization of goodwill. At September 30, 2002, the Company's goodwill had a carrying value of $2,589,655. Pursuant to FAS 142, the Company completed its initial test for goodwill impairment and no impairment was indicated. The following table sets forth the effect of the adoption of FAS 142 for each period:

                             FOR THE NINE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                           ----------------------------   ----------------------------
                                2002            2001           2002            2001
                           ------------    ------------   ------------    ------------
    Reported net income    $    601,417    $    216,779   $    337,923    $     43,689
    Add back: Goodwill
       amortization, net
       of tax effect                 --          75,303             --          25,101
    Adjusted net income    $    601,417    $    292,082   $    337,923    $     68,790

    Basic earnings per
    share:
       Reported net
       income              $        .18    $        .06   $        .10    $        .01
       Goodwill
       amortization                  --             .02             --             .01
       Adjusted net
       income              $        .18    $        .08   $        .10    $        .02

    Diluted earnings per
    share:
       Reported net
       income              $        .15    $        .06   $        .08    $        .01
       Goodwill
       amortization                  --             .02             --             .01
       Adjusted net
       income              $        .15    $        .08   $        .08    $        .02



                        NATURAL GAS SERVICES GROUP, INC.


(5)  Segment information

     FAS No.  131,  Disclosures  about  Segments  of an  Enterprise  and Related
Information,   establishes  standards  for  public  companies  relating  to  the reporting of information about their operating segments in financial statements.
Operating  segments  are  components  of  an  enterprise  about  which  separate financial  information  is  available  that  is  evaluated  regularly  by  chief operating decision-makers in deciding how to allocate resources and in assessing performance.

The Company identifies its segments based on its subsidiary entities.

                                                                            Natural Gas
         (in thousands)            Rotary          NGE       Great Lakes      Services
                                    Gas          Leasing     Compression       Group          Total
        Nine Months Ended
       September 30, 2002
Revenue                         $     2,856    $     1,684   $     3,661    $      --      $     8,201
Inter-segment revenue                 4,064                                      (4,064)          --
Net Income                              504            850           252           (898)           708
Segment Assets                        4,064          7,360         9,165            882         21,471



                                                                            Natural Gas
         (in thousands)            Rotary          NGE       Great Lakes      Services
                                    Gas          Leasing     Compression       Group          Total
       Three Months Ended
       September 30, 2002
Revenue                         $     1,285    $       625   $     1,171    $      --      $     3,081
Inter-segment revenue                   980                                        (980)          --
Net Income                              274            335            97           (338)           368
Segment Assets                        4,064          7,360         9,165            882         21,471



                                                                            Natural Gas
         (in thousands)            Rotary          NGE       Great Lakes      Services
                                    Gas          Leasing     Compression       Group          Total
        Nine Months Ended
       September 30, 2001
Revenue                         $     3,039    $     1,086   $     2,104    $      --      $     6,229
Inter-segment revenue                 1,869                                      (1,869)          --
Net Income                              198            390           239           (607)           220
Segment Assets                        2,259          4,618         9,007          2,529         18,413



                                                                            Natural Gas
         (in thousands)            Rotary          NGE       Great Lakes      Services
                                     Gas         Leasing     Compression       Group          Total
       Three Months Ended
       September 30, 2001
Revenue                         $       869    $       391   $     1,071    $      --      $     2,331
Inter-segment revenue                   733                                        (733)          --
Net Income                              (52)           140           156           (197)            47
Segment Assets                        2,259          4,618         9,007          2,529         18,413


                        NATURAL GAS SERVICES GROUP, INC.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operation

     Overview

     We include  the  operations  of Rotary Gas  Systems,  NGE Leasing and Great
Lakes Compression. These entities provide products and services to the oil and gas industry and are engaged in (1) the manufacture, service, sale, and rental of natural gas compressors to enhance the productivity of oil and gas wells, and
(2) the manufacture, sale and rental of flares and flare ignition systems for plant and production facilities. We are the parent company and provide administrative and management support and, therefore, have expenses associated with that activity.

     We acquired the compression related assets of Great Lakes Compression from Dominion Michigan on March 29, 2001. This acquisition significantly increased the number of compressor units that we own and service and thereby increased our revenue and operating income beginning April 1, 2001.

Results of Operations

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September
30, 2001

                                                                                       Natural Gas
         (in thousands)                   Rotary          NGE          Great Lakes       Services
                                            Gas         Leasing      Compression (1)      Group          Total
                                        -----------   -----------    ---------------   -----------    -----------
        Nine Months Ended
       September 30, 2002
Revenue                                 $     2,856   $     1,684    $         3,661   $      --      $     8,201
Inter-segment revenue                         4,064                                         (4,064)          --
Gross margin                                  1,198         1,209              1,322          --            3,729

Selling, general and administrative
     expense                                    600           120                188           347          1,255
Depreciation and amortization
     expense                                     90           303                412            34            839
Interest expense                                  6           291                470            30            797
Other income                                      2            15                                              17
Equity in earnings from joint venture                         340                                             340
Income tax                                                                                     487            487
                                        -----------   -----------    ---------------   -----------    -----------
Net Income                              $       504   $       850    $           252   $      (898)   $       708
                                        ===========   ===========    ===============   ===========    ===========

        Nine Months Ended
       September 30, 2001
Revenue                                 $     3,039   $     1,086    $         2,104   $      --      $     6,229
Inter-segment revenue                         1,869                                         (1,869)          --
Gross margin                                  1,051           763              1,026          --            2,840

Selling, general and administrative
     expense                                    774           108                185           219          1,286
Depreciation and amortization
     expense                                     78           180                280            86            624
Interest expense                                  3           303                322            24            652
Other income                                      2            80                                              82
Equity in earnings from joint venture                         138                                             138
Income tax                                                                                     278            278
                                        -----------   -----------    ---------------   -----------    -----------
Net income                              $       198   $       390    $           239   $      (607)   $       220
                                        ===========   ===========    ===============   ===========    ===========

_______

(1) We purchased the compression related assets of Great Lakes Compression from Dominion Michigan on March 29, 2001. Therefore, the information of Great Lakes Compression for the period ending March 31, 2001, is not included.

                        NATURAL GAS SERVICES GROUP, INC.


Rotary Gas Systems Operations

     Revenue from outside sources decreased approximately $183,000 or approximately 6% for the nine months ended September 30, 2002 compared to the same period ended September 30, 2001. Because our products are custom-built, fluctuations in revenue from outside sources are expected. Our main focus is to build our rental fleet and associated lease revenue in NGE Leasing, which in the long term is more profitable and has a more stable cash flow. For the nine months ended September 30, 2001, approximately 58% of our plant output was used to build gas compressors for NGE Leasing as opposed to approximately 80% for the same period in 2002.

     The gross margin percentage increased from 35% for the nine months ended September 30, 2001, to 42% for the same period ended September 30, 2002. The slight increase resulted mainly from some change in the sales product mix.

     Selling, general and administrative expense decreased from $774,000, to $600,000 or 22% for the nine months ended September 30, 2001, as compared to the same period ended September 30, 2002. This was mainly the result of the reduction of selling expenses related to the decision to discontinue the air compressor line. We discontinued this line of product in the development stage so that we could concentrate on our main product, gas compression.

     Depreciation expense increased 15% from $78,000 to $90,000 for the nine months ended September 30, 2001, compared to the same period ended September 30, 2002. This increase was mainly due to the purchase of additional vehicles, shop and office equipment.

     There was a $3,000 increase in interest expense for the nine months ended September 30, 2002 compared to the same period ended September 30, 2001, mainly due to financing the purchase of additional service vehicles.

NGE Leasing Operations

     Revenue from rental of natural gas compressors increased 55% for the nine months ended September 30, 2002, compared to the same period in 2001. This increase is the result of the increase in our rental fleet of which 66 new compressors were added during the nine months ended September 30, 2002, as compared to the addition of 30 during the 2001 period. These compressors were manufactured by Rotary Gas Systems.

     The gross margin percentage increased 2% from 70% for the period ending September 30, 2001 to 72% for the same period in 2002. The cost of revenue is comprised mainly of expenses associated with the maintenance of the gas compressor rental activity. This increase resulted from the fact that of the 66 new compressors added to our rental fleet in the nine months ended September 30, 2002, 48 were the new GS 10 model which have a lower percentage maintenance cost than other models in our fleet. Normally the cost of equipment maintenance will naturally increase over time as the equipment ages, thereby reducing the gross margin. The expected life of a gas compressor unit will exceed 15 years with routine maintenance and a major overhaul every three to four years.

     Selling, general and administrative expense increased from $108,000 to $120,000 or 11% for the nine months ended September 30, 2002, as compared to the same period in 2001. This was mainly the result of an increase in commission expense.

                        NATURAL GAS SERVICES GROUP, INC.

     Depreciation expense increased 68% from $180,000 to $303,000 for the nine months ended September 30, 2001, compared to the same period ended September 30, 2002. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

     There was a decrease in interest expense from $303,000 to $291,000 for the nine months ended September 30, 2001 as compared to the same period ended September 30, 2002. .This is mainly a result of a reduction in bank debt.

     Equity in earnings from a joint venture increased 146% from $138,000 to $340,000 during the nine months ended September 30, 2001, compared to the same period ended September 30, 2002. This is a joint venture, called Hy-Bon Rotary Compression, LLC that serves a mutual area of interest in which we contribute gas compressor units for rental. The increase is due to net profits associated with the additional units leased in 2002 as compared to those in 2001.

Great Lakes Compression

     We acquired the compression related assets of Great Lakes Compression from Dominion Michigan as of March 29, 2001. Therefore, there is no historical comparative data for the nine months ended September 30, 2001.

Natural Gas Services Group

     Selling, general and administrative expense increased from $219,000 to $347,000 or 58% for the nine months ended September 30, 2001, as compared to the same period ended September 30, 2002. This was mainly the result of an added expense for warrants valued at $42,000 granted to certain officers and directors as consideration for their guarantee of restructured corporate bank debt and an increase in accrual for officer bonuses normally paid at year end.

     Amortization and depreciation expense decreased from $86,000 to $34,000 or 60% for the nine months ended September 30, 2001 compared to the same period ended September 30, 2002. This decrease was mainly the result of changes in the accounting method for amortizing goodwill.

     Interest expense increased from $24,000 to $30,000 or 25% for the nine months ended September 30, 2001 compared to the same period ended September 30, 2002. This increase was the result of financing the purchase on three new service vehicles.

     Income tax expense is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the tax expense for Natural Gas Services Group. Income tax expense increased 75% from $278,000 to $487,000 for the nine months ended September 30, 2001 compared to same period ended September 30, 2002. This increase is mainly due to an increase in income before taxes.


                        NATURAL GAS SERVICES GROUP, INC.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

         (in thousands)                                                              Natural Gas
                                           Rotary          NGE        Great Lakes      Services
                                            Gas          Leasing      Compression       Group          Total
                                        -----------    -----------    -----------    -----------    -----------
       Three Months Ended
       September 30, 2002
Revenue                                 $     1,285    $       625    $     1,171    $              $     3,081
Inter-segment revenue                           980                                         (980)          --
Gross margin                                    509            448            458                         1,415
Selling, general and administrative
     expense                                    203             40             62            107            412
Depreciation and amortization
     expense                                     31            114            143             13            301
Interest expense                                  2            105            156             11            274
Other income                                      1             14                                           15
Equity in earnings from joint venture                          132                                          132
Income tax                                                                                   207            207
                                        -----------    -----------    -----------    -----------    -----------
Net Income                              $       274    $       335    $        97    $      (338)   $       368
                                        ===========    ===========    ===========    ===========    ===========

       Three Months Ended
       September 30, 2001

Revenue                                 $       869    $       391    $     1,071    $              $     2,331
Inter-segment revenue                           733                                         (733)          --
Gross margin                                    243            267            547                         1,057
Selling, general and administrative
     expense                                    269             22             86             80            457
Depreciation and amortization
     expense                                     27             68            142             31            268
Interest expense                                  1            108            163              9            281
Other income                                      2                                                           2
Equity in earnings from joint venture                           71                                           71
Income tax                                                                                    77             77
                                        -----------    -----------    -----------    -----------    -----------
                                        $       (52)   $       140    $       156    $      (197)   $        47
                                        ===========    ===========    ===========    ===========    ===========

_______

Rotary Gas Systems Operations

     Revenue from outside sources increased $416,000 or 48% for the three months ended September 30, 2002 compared to the same period ended September 30, 2001. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This increase was mainly the result of the additional number of gas compressor units sold during the period. We sold 10 compressor units in the three months ended September 30, 2002 as compared to only 6 units in the same period ended September 30, 2001.

     The gross margin percentage increased from 28% for the three months ended September 30, 2001, to 40% for the same period ended September 30, 2002. This increase resulted mainly from a change in the sales product mix.

     Selling, general and administrative expense decreased from $269,000 to $203,000 or 25% for the three months ended September 30, 2001, as compared to the same period ended September 30, 2002. This was mainly the result of the reduction of selling expenses related to the decision to discontinue the air compressor line. We discontinued this line of product in the development stage so that we could concentrate on our main product, gas compression.

                        NATURAL GAS SERVICES GROUP, INC.

     Depreciation expense increased 15% from $27,000 to $31,000 for the three months ended September 30, 2001, compared to the same period ended September 30, 2002. This increase was mainly due to the purchase of additional service vehicles, shop and office equipment.

     There was a $1,000 increase in interest expense for the three months ended September 30, 2002 compared to the same period ended September 30, 2001, mainly due to financing the purchase of additional service vehicles.

NGE Leasing Operations

     Revenue from rental of natural gas compressors increased 60% for the three months ended September 30, 2002, compared to the same period in 2001. This increase is the result of the increase in the number of units added to our rental fleet.

     The gross margin percentage increased 4% from 68% for the three months ending September 30, 2001 to 72% for the same period in 2002. The cost of revenue is comprised mainly of expenses associated with the maintenance of the gas compressor rental activity. This increase mainly resulted from change in the rental fleet makeup to include the GS-10 model compressor, which has a lower percentage of maintenance cost.

     Selling, general and administrative expense increased from $22,000 to $40,000 for the three months ended September 30, 2002, as compared to the same period in 2001. This was mainly the result of an increase in sales commissions from increased rental revenue.

     Depreciation expense increased 68% from $68,000 to $114,000 for the three months ended September 30, 2001, compared to the same period ended September 30, 2002. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

     There was a decrease in interest expense from $108,000 to $105,000 for the three months ended September 30, 2002 as compared to the same period ended September 30, 2001. This is mainly as a result of a reduction in bank debt.

     Equity in earnings from a joint venture increased 86% from $71,000 to $132,000 during the three months ended September 30, 2001, compared to the same period ended September 30, 2002. This is a joint venture, called Hy-Bon Rotary Compression, LLC that serves a mutual area of interest in which we contribute gas compressor units for rental. The increase is due to net profits associated with the additional units leased in 2002 as compared to those in 2001.

Great Lakes Compression

     Revenue from rental of natural gas compressors increased 9% for the three months ended September 30, 2002, compared to the same period in 2001. This increase is the result of the increase in the number of units added to our rental fleet offset by an increase in idle units.

     The gross margin percentage decreased 12% from 51% for the three months ending September 30, 2001 to 39% for the same period in 2002. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts and manufacturing expenses. This decrease mainly resulted from a reduced margin on parts sold during the period.

                        NATURAL GAS SERVICES GROUP, INC.

     Selling, general and administrative expense decreased from $86,000 to $62,000 for the three months ended September 30, 2002, as compared to the same period in 2001. This was mainly the result of a decrease in insurance, legal and telephone expense.

     Depreciation expense increased only slightly from $142,000 to $143,000 for the three months ended September 30, 2001, compared to the same period ended September 30, 2002.

     There was a slight decrease in interest expense from $163,000 to $156,000 for the three months ended September 30, 2002 as compared to the same period ended September 30, 2001.

     Natural Gas Services Group

     Selling, general and administrative expense increased from $80,000 to $107,000 or 34% for the three months ended September 30, 2001, as compared to the same period ended September 30, 2002. This was mainly the result of an added expense for accrual of officer bonuses.

     Amortization and depreciation expense decreased from $31,000 to $13,000 or 58% for the three months ended September 30, 2001 compared to the same period ended September 30, 2002. This decrease was mainly the result of changes in the accounting method for amortizing goodwill.

     Interest expense increased from $9,000 to $11,000 or 22% for the three months ended September 30, 2001 compared to the same period ended September 30, 2002. This increase was the result of financing the purchase on three new service vehicles.

     Income tax expense is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the tax expense for Natural Gas Services Group. Income tax expense increased 169% from $77,000 to $207,000 for the three months ended September 30, 2001 compared to same period ended September 30, 2002. This increase is mainly due to an increase in income before taxes.

Liquidity and Capital Resources

     We have funded our operations through private offerings of our common and preferred stock, subordinated debt and bank debt. Proceeds were primarily used to fund the manufacture and fabrication of additional units for our rental fleet of gas compressors.

     At September 30, 2002, we had cash and cash equivalents of $688,000, a working capital deficit of $7,526,000 and non-subordinated debt of $11,216,000 of which approximately $9,509,000 was classified as current. We had $1,945,000 of net cash flow from operating activities during the first nine months of 2002. This was primarily from net income of $708,000 plus depreciation and amortization of $839,000, an increase in deferred taxes of $487,000 and an increase in deferred income of $74,000 offset by an increase in inventory and prepaid expense.

     On October 24, 2002 we paid off the note of $6,952,464 payable to Dominion Michigan , used for the acquisition of the compression related assets of Great Lakes Compression. $3,452,464 of the funds to pay the note came from the proceeds of our initial public offering, and $3,500,000 came from additional bank financing to be amortized over 60 months at prime plus 1%.

     Funds from the initial public offering, which closed on October 24, 2002, will permit us to actively pursue adding gas compressors to our rental fleet. We expect to fund additional rental units though the use of the offering proceeds and cash flow from operations. We believe that the revenue generated by our operations and the proceeds from our offering will be adequate to meet our anticipated cash, capital and debt service requirements.

Item 3.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us and our consolidated subsidiaries required to be included in our periodic filings with the SEC.

(b)  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        NATURAL GAS SERVICES GROUP, INC.


Commission File Number:  1-31398
Quarter Ended September 30, 2002
Form 10-QSB

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

     None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATURAL GAS SERVICES GROUP, INC.


By: /s/ Wayne L. Vinson
   -----------------------------
   Wayne L. Vinson
   President and Chief Executive
   Officer

By:  /s/ Earl R. Wait
   -----------------------------
   Earl R. Wait
   Chief Financial Officer
   and Treasurer

November 12, 2002

                        NATURAL GAS SERVICES GROUP, INC.

                                  CERTIFICATION


     I, Wayne L. Vinson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Natural Gas Services Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                 /s/ Wayne L. Vinson
Date: November 12, 2002                         --------------------------------
                                                Wayne L. Vinson
                                                Title:   Chief Executive Officer

                        NATURAL GAS SERVICES GROUP, INC.

                                  CERTIFICATION

     I, Earl R. Wait, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Natural Gas Services Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ Earl R. Wait
Date: November 12, 2002                         --------------------------------
                                                Earl R. Wait
                                                Title:   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 99.1   Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section 1350

Exhibit 99.2   Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section 1350