Form 10QSB/A
period 2002-09-30
NATURAL GAS SERVICES GROUP INC
filed 2002-12-02
CIK 1084991

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_____ to_____

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

                                       N/A
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes    No
                                     ---   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                           Outstanding at
            Class                                         October 31, 2002
-----------------------------                      -----------------------------

Common Stock, $.001 par value                                4,857,632
                                                   -----------------------------

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---
================================================================================

                        NATURAL GAS SERVICES GROUP, INC.


Commission File Number:  1-31398

Quarter Ended September 30, 2002


FORM 10-QSB/A


Part II - OTHER INFORMATION...............................................Page 3

Item 2.  Changes in Securities............................................Page 3

Item 6.  Exhibits and Reports on Form 8-K.................................Page 4

Signatures................................................................Page 4

                        NATURAL GAS SERVICES GROUP, INC.


Commission File Number:  1-31398
Quarter Ended September 30, 2002
Form 10-QSB/A

PART II - OTHER INFORMATION


Item 2.  Changes in Securities

(d) On October 21, 2002, our Registration Statement (File No. 333-88314) was declared effective. The offering closed on October 24, 2002, after the sale of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock. The representative of the underwriters for our offering was Neidiger,Tucker,Bruner, Inc.

Not including shares of common stock and warrants underlying the underwriters' over-allotment option and shares of common stock and warrants underlying options that were to be issued to the representative of the underwriters, we registered 1,650,000 shares of our common stock for sale at a maximum offering price of $5.75 per share for an aggregate amount of $9,487,500 and warrants to purchase 1,650,000 shares of our common stock for sale at a maximum offering price of $0.25 per warrant for an aggregate amount of $412,500. We also registered 1,650,000 shares of our common stock for sale upon exercise of the warrants at a maximum offering price of $7.1875 per share for an aggregate of $11,859,375.

We also registered 247,500 shares of our common stock for sale at a maximum offering price of $5.75 per share for an aggregate amount of $1,423,125 and warrants to purchase 247,500 shares of our common stock for sale at a maximum offering price of $0.25 per warrant for an aggregate amount of $61,875 that were issuable upon exercise of the underwriter's over-allotment option. We also registered 247,500 shares of our common stock for sale upon exercise of the warrants included in the underwriter's over-allotment option for sale at a maximum offering price of $7.1875 per share for an aggregate of $1,778,906.

In addition, as part of the offering, we also registered 165,000 shares of our common stock, warrants to purchase 165,000 shares of our common stock and 165,000 shares of our common stock underlying the options to be issued to the representative of the underwriters.

Subsequent to the effective time of the Registration Statement, we and Neidiger, Tucker, Bruner, Inc. agreed to reduce the primary offering to 1,500,000 shares of common stock which were sold at $5.00 per share for an aggregate amount of $7,500,000 and warrants to purchase 1,500,000 shares of our common stock which warrants were sold for $0.25 per warrant for an aggregate amount of $375,000.

When we and Neidiger, Tucker, Bruner, Inc. agreed to reduce the primary offering, the number of shares of our common stock and the number of warrants (including the underlying shares of common stock) underlying the underwriter's over-allotment option was reduced to 225,000 and the prices of each were reduced to the prices set forth above. To date, the underwriters have not exercised their over-allotment option.

As a result of the reduction in the primary offering, the representative of the underwriters received options to purchase 150,000 shares of our common stock and warrants to purchase 150,000 shares of our common stock at prices of $6.25 and $0.3125, respectively. The representative's warrants included in the representative's options are exercisable at $7.8125 per share.

We have incurred an aggregate of approximately $1,020,226 of expenses in connection with the offering, including underwriting discounts ($708,750), expenses paid to or for the underwriter ($157,500), and other expenses of the offering ($153,976). Such amounts were not paid directly or indirectly to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to our affiliates. Rather, such payments were to others. After deducting the total expenses, we received net offering proceeds of approximately $6,854,774. Through November 12, 2003, the net offering proceeds have been used for:

         o        $3,452,464 million to reduce indebtedness;

         o $472,282 for the manufacture of gas compressors to be placed in our rental fleet and leased over the next one to two years; and

         o        $2,930,028 in temporary investments.

None of the net offering proceeds were used to make payments to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to any affiliates. Rather such payments were to others.

Our uses of the net proceeds do not represent a material change in the use of proceeds described in our prospectus.


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

December 2, 2002

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


Date: December 2, 2002                           /s/ Wayne L. Vinson
                                                --------------------------------
                                                Wayne L. Vinson
                                                Title:   Chief Executive Officer

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


Date: December 2, 2002                           /s/ Earl R. Wait
                                                --------------------------------
                                                Earl R. Wait
                                                Title:   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

Exhibit 99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350