Form 10KSB
period 2002-12-31
NATURAL GAS SERVICES GROUP INC
filed 2003-03-28
CIK 1084991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 1-31398

                        NATURAL GAS SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)

COLORADO                                                         75-2811855
--------                                                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2911 South County Road 1260
Midland, Texas                                               79706
--------------                                               -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (915) 563-3974
                                    .........

         Securities registered under Section 12(b) of the Exchange Act:

                                  Common Stock
                                (Title of Class)


                        Warrants to Purchase Common Stock
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
              ----------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         State issuer's revenue for its most recent fiscal year: $10,296,541

         The aggregate market value of the voting and non-voting common equity held by non-affiliates at February 28, 2003, computed by reference to the
closing  price  or  $4.19  per  share  on  the  American  Stock  Exchange,   was
$14,952,521.

         The number of shares outstanding of each of the issuer's classes of common equity on February 28, 2003, was 4,857,632.

         Documents Incorporated by Reference None

         Transitional Small Business Disclosure Format Yes | | No |X|

================================================================================

                                     PART 1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB) contains certain forward-looking statements and information pertaining to us and our subsidiaries, our industries and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operation, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

         o conditions in the gas and oil industry, including the demand for natural gas and the price of oil and natural gas,

         o        competition   among  the  various   providers  of  compression
                  services and products,

         o        changes  in  safety,  health  and  environmental   regulations
                  pertaining to the production and transportation of natural gas,

         o changes in economic or political conditions in the markets in which we operate, and

         o        introduction of competing technologies by other companies.

         In addition, the factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" could cause our actual results to differ materially from the expectations reflected in the forward-looking statements contained herein. These statements relate to "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," " expect," "plan," "intend," and "anticipate." The forward-looking statements in this Report are based largely on our expectations and are subject to a number of risks and uncertainties, which may be beyond our control. Actual results may differ materially from the anticipated or implied results in the forward-looking statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we can give no assurances that the forward-looking events and circumstances included in this Report will occur.

ITEM 1. DESCRIPTION OF BUSINESS

         History and Organization

         We were incorporated on December 17, 1998 and initially operated as a holding company of Flare King, Inc., Hi-Tech Compressor Company, L.C., NGE Leasing, Inc. and CNG Engines Company. In July 2000, Flare King and Hi-Tech merged and now operate as Rotary Gas Systems, Inc. Effective March 31, 2000, we sold CNG.

         On March 29, 2001, we acquired, through our subsidiary, Great Lakes Compression, Inc., all of the compression related assets of Dominion Michigan Petroleum Services, Inc., an unaffiliated company that is a subsidiary of Dominion Resources, Inc. and that was in the business of manufacturing, fabricating, selling, leasing and maintaining natural gas compressors. As a part of the transaction an affiliate of Dominion Michigan committed to purchase or to enter into five year leases for compressors totaling five thousand horsepower. The purchases or leases are to be made by December 31, 2005.

         On October 24, 2002, we closed our initial public offering pursuant to a registration statement that was declared effective on October 21, 2002. In the offering, we sold a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock at a total of $5.25 per share and warrant for an aggregate amount $7,875,000. After deducting the total expenses of the offering, we received net offering proceeds of approximately $6,529,170.

         On March 27, 2003, we acquired 28 compressor packages from Hy-Bon Engineering Company, Inc. for $2,150,000.

Company Business

         Overview

         We provide equipment and services to the natural gas and oil industry. We manufacture, fabricate, sell and lease natural gas compressors that enhance the production of oil and gas wells and we provide maintenance services for those compressors. We define a natural gas compressor as a mechanical device with one basic goal - to deliver gas at a pressure higher than that originally existing. It may be powered by a natural gas burning engine or an electric motor to accommodate different applications. Gas compression is undertaken to transport and distribute natural gas to pipelines. Pipeline pressures vary and with the addition of new wells to the pipeline, the need for compression increases. We also manufacture and sell flare tips and ignition systems for oil and gas plant and production facilities. We define a flare tip as a burner on the upper end of a flare stack that is designed to combust waste gases to assure a clean environment. An ignition system is a pilot light or a spark generator that assures continuous ignition of the waste gases going through the burner in the flare tip.

         We primarily lease natural gas compressors. As of December 31, 2002, we had 258 natural gas compressors under lease to third parties.

         We also fabricate natural gas compressors for our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought.

         We have established an exchange and rebuild program to attempt to help minimize costs and maximize revenue for our customers. Under the program, we work with maintenance and operating personnel of a customer to identify equipment for exchange. When we receive a compressor for exchange because of a maintenance problem, we deliver to our customer a replacement compressor at full price. We then rebuild the exchange compressor and credit our customer an amount based on the value of the rebuilt compressor. We also offer a retrofitting service by repackaging a customer's compressor with a compressor that meets our customer's changed conditions.

         We design, manufacture, install and service flare stacks and related ignition and control devices for onshore and offshore burning of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases.

         We have manufacturing and fabrication facilities located in Lewiston, Michigan, and Midland, Texas, where we manufacture and fabricate natural gas compressors. We design and manufacture natural gas flare systems, components and ignition systems in our facility in Midland, Texas, for use in oilfield, refinery and petrochemical plant applications.

         We currently provide our products and services to a customer base of oil and gas exploration and production companies operating primarily in Colorado, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Wyoming.

         We maintain our principal office at 2911 South County Road 1260, Midland, Texas 79706 and our telephone number is (915) 563-3974.

Industry Background

         Our products and services are related to the oil and natural gas industries. The oil and natural gas industry is comprised of several large, well-capitalized companies accounting for the majority of the market. There also exist a large number of small privately held companies making up the remainder of the market. According to information from the Energy Information Administration there is a growing demand for natural gas in this country.

         We believe that there will continue to be a growing demand for natural gas. Because of this, demand for our products and services is expected to continue to rise as a result of:

         o the increasing demand for energy, both domestically and abroad;

         o environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

         o the cost savings of using natural gas rather than electricity for heat generation;

         o implementation of international environmental and conservation laws;

         o        the aging of producing natural gas reserves worldwide; and

         o        the extensive supply of undeveloped natural gas reserves.

         By using a compressor, the operator of a natural gas well is able to increase the pressure of natural gas from a well to make it economically viable by enabling gas to continue to flow in the pipeline to its destination. We feel that we are well positioned through our gas compression and flare system activities to take advantage of the aging of reserves and the development of new reserves.

The Compression Business

         Natural gas compressors are used in a number of applications intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compression equipment is often required to boost a well's production to economically viable levels and enable gas to continue to flow in the pipeline to its destination. We believe that most producing gas wells in North America, at some point, will utilize compression. As of December 31, 2001, the Energy Information Administration reported that there were approximately 367,000 producing gas and gas condensate wells in the United States. The states where we currently operate, account for approximately 194,000 of these wells.

The Leasing Business

         We primarily lease natural gas compressors. As of February 28, 2003, we had 313 natural gas compressors totaling approximately 33,240 horsepower leased to 29 third parties, compared to 230 natural gas compressors totaling approximately 18,293 horsepower leased to nine third parties at February 28, 2002. Of the 313 natural gas compressors, 46 were leased to Dominion Michigan and its affiliates.

         As a part  of our  leasing  business,  in  2000  we  formed  a  limited liability company, Hy-Bon Rotary Compression LLC, ("HBRC") with Hy-Bon Engineering Company, Inc., a non-affiliated company, to lease natural gas compressors. We formed HBRC to lease compressors to a customer with which the non-affiliated company had a relationship. The non-affiliated company owns 50% and we own 50% of HBRC. The non-affiliated company has appointed a majority of the persons who serve as managers of HBRC. As of February 28, 2003, we had contributed 40 compressors totaling approximately 2,870 horsepower to HBRC and the non-affiliated company had contributed 28 compressors totaling approximately 2,520 horsepower to HBRC. We split the expenses of HBRC with the other company. After the payment of expenses, we receive whatever profit is realized by HBRC in proportion to the amount received by HBRC from the lease of natural gas compressors that are contributed by us and by the non-affiliated company to HBRC.

         On March 27, 2003, to be effective January 1, 2003, we purchased and Hy-Bon sold to us 28 of Hy-Bon's compressor packages. In consideration therefore, we paid Hy-Bon $2,150,000.00. The $2,150,000.00 was borrowed by us from our current lender.

         By the end of May 2003, Hy-Bon will withdraw as a member of HBRC effective as of January 1, 2003. In connection with its withdrawal, Hy-Bon will receive $67,144.11 from HBRC. We, as the other member of HBRC, will retain all assets of HBRC which as of December 31, 2002, had an unaudited aggregate value of $346,511.04. We plan to dissolve HBRC and we have agreed to not operate using the name Hy-Bon.

         In addition to 79 separate written maintenance agreements covering non-owned compressor units that we had entered into at February 28, 2003, we provide maintenance as a part of our compressor leases. Many companies and individuals are turning to leasing of equipment instead of purchasing. Leasing does not require the purchaser to make large capital expenditures for new equipment or to obtain financing through a lending institution. This frees the customer's assets for developing the customer's business. Our leases generally have initial terms of from six to 24 months and then continue on a month-to-month basis. The leases with Dominion Exploration have an initial five year term. Lease rentals are paid monthly. At the end of a lease term, the customer may continue to pay monthly rentals on the equipment, or we may require them to return it to us.

         Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Because the equipment is highly technical, a trained staff of field service personnel, a substantial parts inventory and a diversified fleet of natural gas compressors are often necessary to perform reconfiguration functions in an economic manner. It is not efficient or, in many cases, economically possible for independent natural gas producers to maintain reconfiguration capabilities individually. Also, our management believes that, in order to streamline their operations and reduce their capital expenditures and other costs, a number of major oil and gas companies have sold portions of their domestic energy reserves to independent energy producers and have outsourced many facets of their operations. We believe that these initiatives are likely to contribute to increased rental of compressor equipment. For that reason, we have created our own compressor-rental fleet to take advantage of the rental market, and intend to expand our fleet by spending approximately $5,700,000 on natural gas compressors over the next 12 months.

         The size, type and geographic diversity of our rental fleet enables us to provide our customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than the customer trying to fit the job to its own equipment. We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of contract, and the inclusion of any other services desired, such as leasing, installation, transportation and daily operation.

Custom Fabrication

         We also engineer and fabricate natural gas compressors for our customers to meet their unique specifications based on well pressure, production characteristics and the particular applications for which compression is sought. In order to meet the ongoing needs of our customers for whom we custom fabricate, we offer a variety of services, including: (i) engineering, manufacturing and fabrication of the compressors; (ii) installation and testing of compressors; (iii) ongoing performance review to assess the need for a change in compression: and (iv) periodic maintenance and parts replacement. We receive revenue for each service.

Maintenance

         Although natural gas compressors generally do not suffer significant technological obsolescence, they do require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes alignment and compression checks and other parametric checks indicate a change in the condition of the compressors. In addition, oil and wear-particle analysis is performed on all compressors. Overhauls are done on a condition-based interval or a time-based schedule. Based on our past experience, these maintenance procedures maximize component life and unit availability and minimize downtime.

         As of February 28, 2003, we had written maintenance agreements with third parties relating to 79 compressors. Each written maintenance agreement has three years left on its term and expires on December 31, 2005. During our years ended December 31, 2002 and 2001, we received revenue of approximately $1,058,000 and $704,000 (approximately 10% and 8% of our total consolidated revenue), respectively, from maintenance agreements.

Exchange and Rebuild Program

         We have established an exchange and rebuild program to attempt to help minimize costs and maximize our customers' revenue. This program is designed for operations with rotary screw compressors where downtime and lost revenue are critical.

         Under the program, we work with our customer's maintenance and operating personnel to identify and quantify equipment for exchange. When we receive a compressor for exchange due to a problem with the compressor, we deliver to our customer a replacement compressor at full price. We then rebuild the exchange compressor and credit our customer with an amount based on the value of the compressor we rebuild.

         This program enables our customers to obtain replacement compressors and shorten the time that the customer is unable to realize gas production from one or more wells because of the lack of a compressor.

         During the years ended December 31, 2002 and 2001, we received revenue of approximately $630,000 and $402,000 (approximately 6% and 5% of our total consolidated revenue) respectively, from exchanging and rebuilding rotary screw compressors for third parties.

Retrofitting Service

         We recognize the capital invested by our customers in compressors. We also recognize that producing wells and gas gathering systems change significantly during their operating life. To meet these changing conditions and help our customers maximize their operating income, we offer a retrofitting service by repackaging a customer's compressor with a compressor that meets our customer's changed conditions.

The Flare Business

         The drilling for and production of oil and gas results in certain gaseous hydrocarbon byproducts that generally must be burned off at the source. Although flares and flare systems have been part of the oilfield and petrochemical environment for many years, increasing regulation of emissions has resulted in a significant increase in demand for flare systems of increasingly complex design meeting new environmental regulations. Growth is primarily related, as is the case for most industries connected with oil and gas, to the price of oil and gas and new environmental regulations.

         We design, manufacture, install and service flare stacks and related ignition and control devices for the onshore and offshore burning of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. We produce two ignition systems for varied applications: (a) a standing jet-like pipe for minimal fuel consumption, with a patented electronic igniter; and (b) an electronic sparked ignition system. Flare tips are available in carbon steel as well as many grades of stainless steel alloys. The stacks can be free standing, guyed, or trailer mounted. The flare stack and ignition systems use a smokeless design for reduced emissions to meet or exceed government regulated clean air standards. Our product line includes solar-powered flare ignition systems and thermocouple control systems designed to detect the loss of combustion in the product stream and reignite the product stream. These products contain specially-designed combustion tips and utilize pilot flow Venturi tubes to maximize the efficient burning of waste gas with a minimal use of pilot or assist gas, thereby minimizing the impact on the environment of the residual output. Increased emphasis on "clean air" and industry emissions has had a positive effect on the flare industry. Our broad energy industry experience has allowed us to work closely with our customers to seek cost-effective solutions to their flare requirements.

         During the years ended December 31, 2002 and 2001, we sold 39 and 54 flare systems, respectively, to our customers generating approximately $759,000 and $703,000 (approximately 7 % and 8% of our total consolidated revenue) in revenue, respectively.

Major Customers

         During our year ended December 31, 2002, sales to one customer, Dominion Michigan, amounted to approximately 30% and during our year ended December 31, 2001, sales to one customer, Dominion Michigan, amounted to approximately 26% of our consolidated revenue. No other single customer accounted for more than 10% of our revenue in either of those two years.

Backlog

         We had a backlog of approximately $81,335 as of February 28, 2003, as compared to approximately $471,075 as of the same date in 2002. The reduced backlog at February 28, 2003, results from us having more compressors being built for leasing rather than for sale. Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. Our backlog at February 28, 2003, includes only sales to outside third parties and does not include the backlog that we may receive from the lease or sale of compressors over the next three years to Dominion Exploration.

Continuing Product Development

         We engage in a continuing effort to improve our compressor and flare operations. Continuing development activities in this regard include new and existing product development testing and analysis, process and equipment development and testing, and product performance improvement. We also focus our activities on reducing overall costs to the customer, which include the initial capital cost for equipment, the monthly leasing cost if applicable, and the operating costs associated with such equipment, including energy consumption, maintenance costs and environmental emissions.

         During our years ended December 31, 2002, and December 31, 2001, we did not spend any material amounts on research and development activities. Rather, product improvements were made as a part of our normal operating activities.

Sales and Marketing

         General. We conduct our operations from three locations. These locations, with exception of our executive offices, maintain an inventory for local customer requirements, trained service technicians, and manufacturing capabilities to provide quick delivery and service for our customers. Our sales force also operates out of these locations and focuses on communication with our customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals. Our sales and marketing is performed by seven employees.

         Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions. Our sales personnel maintain intensive contact with our operations personnel in order to promptly respond to and address customer needs. Our overall sales efforts concentrate on demonstrating our commitment to enhancing the customer's cash flow through enhanced product design, fabrication, manufacturing, installation, customer service and support.

         During  the  years  ended   December  31,  2002  and  2001,   we  spent
approximately $49,000 and approximately $56,000, respectively, on advertising.

         Compression Activity. The compression marketing program emphasizes our ability to design and fabricate natural gas compressors in accordance with the customer's unique specifications and to provide all necessary service for such compressors.

         Flare Systems Activity. The flare systems marketing program emphasizes our ability to design, manufacture, install and service flares with the updated technology.

Competition

         Compression Activity. The natural gas compression business is competitive. We experience competition from companies with greater financial resources. On a regional basis, we experience competition from several smaller companies that compete directly with us. We have a number of competitors in the natural gas compression segment, but we do not have sufficient information to determine our competitive position within that group. We believe that we compete effectively on the basis of price, customer service, including the ability to place personnel in remote locations, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

         Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory does not increase commensurately. As a result of economies of scale, we believe that we, with a growing rental fleet, have relatively lower operating costs and higher margins than smaller companies.

         Flare Systems Activity. The flare business is highly competitive. We have a number of competitors in the flare systems segment, but we do not have sufficient information to determine our competitive position within that group. We believe that we are able to compete by our offering products specifically engineered for the customer's needs.

Employees

         As of December 31, 2002, we had 69 employees. No employees are represented by labor unions and we believe that our relations with our employees are satisfactory.

Liability and Other Insurance Coverage

         Our equipment and services are provided to customers who are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, craterings, fires, and oil spills. We maintain liability insurance that we believe is customary in the industry. We also maintain insurance with respect to our facilities. Based on our historical experience, we believe that our insurance coverage is adequate.

Government Regulation

         We  are  subject  to  numerous  federal,   state  and  local  laws  and
regulations relating to the storage, handling, emission and discharge of materials to the environment, including the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. As a result of our operations, we generate or manage hazardous wastes, such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. We currently spend a negligible amount each year to dispose of the wastes. Although we attempt to identify and address contamination before acquiring properties, and although we attempt to utilize generally accepted operating and disposal practices, hydrocarbons or other wastes may have been disposed of or released on or under properties owned, leased, or operated by us or on or under locations where such wastes have been taken for disposal. These properties and the wastes or remedial sites where they have been released might have to be remediated at our expense.

         We believe that our existing environmental control procedures are adequate and we have no current plans for substantial operating or capital expenditures relating to environmental control requirements. We believe that we are in substantial compliance with environmental laws and regulations and that the phasing in of emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse affect on our financial condition or operational results. Some risk of environmental liability and other costs are inherent in the nature of our business, however, and there can be no assurance that environmental costs will not rise. Moreover, it is possible that future developments, such as increasingly strict requirements and environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance by us. While we may be able to pass on the additional cost of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful.

Patents, Trademarks and Other Intellectual Property

         We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing research, development and manufacturing activities, we have a policy of seeking patents when appropriate on inventions concerning new products and product improvements. We currently own two United States patents covering certain flare system technologies, which expire in May 2006 and in January 2010, respectively. We do not own any foreign patents. Although we continue to use the patented technology and consider it useful in certain applications, we do not consider these patents to be material to our business as a whole.

Suppliers and Raw Materials

         With respect to our flare system and compressor operations, our raw materials used consist of cast and forged iron and steel. Such materials are generally available from a number of suppliers, and accordingly, we are not dependent on any particular supplier for these new materials. We currently do not have long term contracts with our suppliers of raw materials, but believe our sources of raw materials are reliable and adequate for our needs. We have not experienced any significant supply problems in the past.

         Certain of our components of our compressors are obtained primarily from four suppliers. If either one of our current major suppliers should curtail its operations or be unable to meet our needs, we would encounter delays in supplying our customers with compressors until an alternative supplier could be found. We may not be able to find acceptable alternative suppliers.

ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive offices in Midland, Texas. This facility is owned by us and is used for manufacturing, fabrication, remanufacturing, operations, testing, warehousing and storage, general and administrative functions and training.

         The facility in Midland is an approximately 24,600 square foot building that provides us with sufficient space to manufacture, fabricate and test our equipment on site and has land available to expand the building when needed. Our current facilities in Midland are anticipated to provide us with sufficient space and capacity for at least the next year and thus there are no current plans to open new locations, unless they are acquired as a result of any future acquisitions.

         The facilities in Lewiston, Michigan consist of a total of approximately 15,360 square feet. Approximately 9,360 square feet are used as offices and a repair shop and approximately 6,000 square feet are used for manufacturing and fabrication of compressors and storage.

         We also own an approximate 4,100 square foot building in Midland that is leased at a current rate of $1,050 per month to an unaffiliated party pursuant to a lease that terminates in May 2005. This facility previously contained our executive offices and manufacturing and fabrication operations.

         We believe that our properties are generally well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending or, to our knowledge, threatened claims against us. However, from time to time, we expect to be subject to various legal proceedings, all of which are of an ordinary or routine nature and incidental to our operations. Such proceedings have not in the past, and we do not expect they will in the future have, a material impact on our results of operations or financial condition

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit anything to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock and warrants are quoted on the American Stock Exchange under the symbols NGS and NGS.WS, respectively. The following table sets forth from October 21, 2002, (the first day of trading) through December 31, 2002, the high and low sales prices for our common stock and warrants as reported by the American Stock Exchange.

------------------------------------------- ------------------ -----------------
October 21, 2002 through December 31, 2002   High Sales Price   Low Sales Price
------------------------------------------- ------------------ -----------------
Common Stock                                       $4.25             $3.35
------------------------------------------- ------------------ -----------------
Warrant                                            $0.90             $0.25
------------------------------------------- ------------------ -----------------

         As of December 31, 2002, there were approximately 32 holders of record of our common stock and 2 holders of record of our warrants. The number of holders of record does not include holders whose securities are held in street name.

         We have never declared or paid any dividends on our common stock. We anticipate that, for the foreseeable future, all earnings will be retained for use in our business and no cash dividends will be paid to holders of our common stock. If we were to pay cash dividends in the future on the common stock, it would be dependent upon our:

         o        financial condition,

         o        results of operations,

         o        current and anticipated cash requirements,

         o        plans for expansion,

         o        restrictions, if any, under debt obligations,

         as well as other factors that our board of directors deemed relevant. Our agreement with our bank contains provisions that restrict us from paying dividends on our common stock.

         We have 381,654 shares of our 10% Convertible Series A Preferred Stock outstanding. Holders of that stock are entitled to cash dividends paid quarterly at a rate equal to 10% per annum or $0.325 per share annually. The 10% Convertible Series A Preferred Stock will automatically convert into our common stock at any time after April 24, 2003, if our common stock trades for 20 consecutive trading days after the six-month period at a price of $6.50 or more per share.


         The following is a table with information regarding our equity compensation plans as of February 28, 2003:

---------------------- ---------------------- ---------------------- -------------------------
Plan category           Number of securities   Weighted-average       Number of securities
                        to be issued upon      exercise price of      remaining available for
                        exercise of            outstanding options,   future issuance under
                        outstanding options,   warrants and rights    equity compensation
                        warrants and rights                           plans (excluding
                                                                      securities reflected in
                                                                      column (a))

                        (a)                    (b)                       (c)
---------------------- ---------------------- ---------------------- -------------------------
Equity compensation
plans approved by
security holders              61,500                 $3.00                    88,500
---------------------- ---------------------- ---------------------- -------------------------
Equity compensation
plans not approved by
security holders                -                      -                        -
---------------------- ---------------------- ---------------------- -------------------------
Total                         61,500                 $3.00                    88,500
---------------------- ---------------------- ---------------------- -------------------------

         Beginning in March 1999, we issued 1,000,000 shares of our common stock to 25 investors. The shares were issued in transactions not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information concerning us and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. The underwriter of this offering was Berry-Shino Securities, Inc. which received a commission of $126,000 and a nonaccountable expense allowance of $15,000.

         Beginning in October 2000, we issued 62 units comprised of Series A 10% Subordinated Notes and Five Year Warrants to Purchase Common Stock to 34 investors. The units were issued in transactions not involving a public offering and were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. A Form D relating to the offering was filed with the Securities and Exchange Commission. The persons to whom the units were issued had access to full information concerning us and represented that they acquire the shares for their own account and not for the purpose of distribution. The certificates for the securities contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. The underwriter of this offering was Berry-Shino Securities, Inc. which received a commission of $153,926, a nonaccountable expense allowance of $46,178 and warrants to purchase 61,570 shares of our common stock at $3.25 per share.

         In March 2001, we issued five year warrants to purchase 68,524 shares of our common stock at $2.50 per share in exchange for persons guaranteeing approximately $1,749,000 of our debt. The warrants were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the warrants were issued had access to full information concerning us. The certificates for the warrants contain a restrictive legend advising that the warrants and underlying shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in the exchange of the warrants for the guaranteeing of the debt.

         Beginning in July 2001, we issued 381,654 shares of our 10% Convertible Series A Preferred Stock to 35 investors. The shares were issued in transactions not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. A Form D relating to the offering was filed with the Securities and Exchange Commission. The persons to whom the shares were issued had access to full information concerning us and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. The underwriter of this offering was Neidiger, Tucker, Bruner, Inc. which received a commission of $124,037 a nonaccountable expense allowance of $37,211 and warrants to purchase 38,165 shares of our 10% Convertible Series A Preferred Stock.

         In April 2002, we issued five year warrants to purchase 16,472 shares of our common stock at $3.25 per share in exchange for three persons guaranteeing approximately $824,000 of our debt. The warrants were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the warrants were issued had access to full information concerning us. The certificates for the warrants contain a restrictive legend advising that the warrants and underlying shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in the exchange of the warrants for the guaranteeing of the debt.

         Effective December 31, 2002, we issued options to purchase 2,500 shares of our common stock to each of our three independent directors. We do not consider grants of these options to constitute sales.

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

         Since October 21, 2002, we have incurred an aggregate of approximately $1,345,830 of expenses in connection with the offering, including underwriting discounts ($708,750), expenses paid to or for the underwriter ($157,500), and other expenses of the offering ($479,680). Such amounts were not paid directly or indirectly to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to our affiliates. Rather, such payments were to others. After deducting the total expenses, we received net offering proceeds of approximately $6,529,170. Through February 28, 2003, the net offering proceeds have been used for:

         o        $3,458,464 to reduce indebtedness;

         o $844,721 for the manufacture of gas compressors to be placed in our rental fleet and leased over the next one to two years; and

         o        $2,225,985 the remainder for working capital.

         None of the net offering proceeds were used to make payments to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to any affiliates. Rather such payments were to others.

         Our uses of the net proceeds do not represent a material change in the use of proceeds described in our prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and attached notes thereto and the other financial information included elsewhere in this Report. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled "Risk Factors" and elsewhere in this Report.

Overview

         We combine the operations of Rotary Gas Systems, NGE Leasing and Great Lakes Compression. These entities provide products and services to the oil and gas industry and are engaged in (1) the manufacture, sale and rental of natural gas compressors to enhance the productivity of oil and gas wells, and (2) the manufacture, sale and rental of flares and flare ignition systems for plant and production facilities. We are the parent company and provide administrative and management support and, therefore, have expenses associated with that activity.


         We acquired the compression related assets of Great Lakes from Dominion
Michigan on March 29, 2001. This acquisition significantly increased the number of compressor units that we own and service and thereby increased our revenue and operating income beginning April 1, 2001.

Results of Operations

         Fiscal  Year Ended  December  31,  2002  Compared  to Fiscal Year Ended
December 31, 2001

                                                                          Great Lakes   Natural Gas
                                                                          Compression     Services
                                              Rotary Gas    NGE Leasing       (1)          Group          Total
                                              -----------   -----------   -----------   -----------    -----------
Twelve Months Ended December 31, 2002
Revenue                                       $     3,298   $     2,319   $     4,680   $      --      $    10,297
Gross margin                                        1,329         1,669         1,727          --            4,725
Selling, general and administrative expense           791           161           268           497          1,717
Depreciation                                          122           439           558            47          1,166
Interest expense                                        9           392           537            38            976
Other income (expense)                                  4            15          --            --               19
Equity in earnings from joint venture                --             485          --            --              485
                                              -----------   -----------   -----------   -----------    -----------
Net income before income taxes                $       411   $     1,177   $       384   $      (582)   $     1,370
                                              ===========   ===========   ===========   ===========    ===========


Twelve Months Ended December 31, 2001
Revenue                                       $     3,841   $     1,519   $     3,402   $      --      $     8,762
Gross margin                                        1,231         1,076         1,513          --            3,820
Selling, general and administrative expense           962           234           297           225          1,718
Depreciation                                          104           252           423           124            903
Interest expense                                        4           395           489            36            924
Other income (expense)                                 19           130             3            45            197
Equity in earnings from joint venture                --             224          --            --              224
                                              -----------   -----------   -----------   -----------    -----------
Net income before income taxes                $       180   $       549   $       307   $      (306)   $       696
                                              ===========   ===========   ===========   ===========    ===========


(1) We purchased the compression related assets of Great Lakes from Dominion Michigan on March 29, 2001. Therefore, the information for the period ending March 31, 2001, is not included.

         Rotary Gas Systems Operations

         Revenue from outside sources decreased from $3,841,000 to $3,298,000, or approximately 16%, for the twelve months ended December 31, 2001 compared to the same period ended December 31, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. Our main focus is to build our rental fleet and associated lease revenue in NGE Leasing, which in the long term is believed to be more profitable and have a more stable cash flow. For the year ended December 31, 2002, approximately 76% of our plant output was used to build gas compressors for NGE Leasing. We feel that our plant capacity is achievable in the foreseeable future by adding personnel and using the Great Lakes Compression facility if an overrun occurs.

         Our gross margin percentage increased to 40% for the year ended December 31, 2002, from 32% for the same period ended December 31, 2001. The increase resulted mainly from a change in our product mix. Specifically, a greater part of sales during the period ending December 31, 2002, included flares, parts and rebuilds, which normally have a higher margin than gas compressors and service. It is notable that the margin on our individual compressors can vary because they are normally custom designed and manufactured.

         Selling, general and administrative expense decreased from $962,000, to $791,000 for the year ended December 31, 2002, as compared to the same period ended December 31, 2001. This was mainly the result of the reduction of selling expenses related to the discontinuance of our air compressor line. We discontinued this air compressor line in the development stage in order to concentrate on our main product, gas compression.

         Depreciation expense increased to $122,000 for the year ended December 31, 2002, compared to $104,000 for the year ended December 31, 2001. This increase was mainly due to the purchase of additional vehicles, shop and office equipment.

         There was a $5,000 increase in interest expense for the year ended December 31, 2002 compared to the same period ended December 31, 2001, this increase was mainly due to financing the purchase of additional vehicles.

NGE Leasing Operations

         Revenue from rental of natural gas compressors increased 52% for the year ended December 31, 2002, compared to the same period in 2001. This increase is the result of the increase in our rental fleet of which 96 new compressors were added during the year ended December 31, 2002, as compared to the addition of 43 during the year ended December 31, 2001. Rotary Gas Systems manufactured the compressors.

         The gross margin percentage increased 1% from 70% for the year ended December 31, 2001 to 71% for the same period in 2002. The cost of revenue is comprised mainly of expenses associated with the maintenance of the gas compressor rental activity

         Selling, general and administrative expense decreased from $234,000 in the year December 31, 2001 to $161,000 for the year ended December 31, 2002. This was mainly the result of a decrease in legal and insurance expense.

         Depreciation expense increased 74% from $252,000 from the year ended December to $439,000 for the year ended December 31, 2002. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was a decrease in interest expense of $3,000 for the year ended December 31, 2002 as compared to the same period ended in 2001.

         Equity in earnings from joint venture increased 116% from $224,000 during the year ended December 31, 2001 to $485,000 during the year ended December 31, 2002. This joint venture, called Hy-Bon Rotary Compression, LLC, serves a mutual area of interest in which we contribute gas compressor units for rental. The increase is due to net profits associated with the additional units leased in 2002 as compared in 2001.

Great Lakes Compression

         We acquired the compression related assets of Great Lakes Compression from Dominion Michigan as of March 29, 2001. Therefore, there is no historical comparative data for the year ended December 31, 2001.

Natural Gas Services Group

         Selling, general and administrative expense increased to $497,000 for the year ended December 31, 2002 from $225,000 for the year ended December 31, 2001, an increase of 121%. This was mainly the result of an added expense for warrants granted to certain officers and directors as consideration for their guarantee of restructured corporate bank debt, an increase in accrual for officer bonuses normally paid at year end, and additional cost incurred for our public offering and for public relations expenses.

         Amortization and depreciation expense decreased from $124,000 for the year ended December 31, 2001 to $47,000 for the year ended December 31, 2002, a decrease of 62%. This decrease was mainly the result of changes in the accounting method for amortizing goodwill.

         Interest expense increased to $38,000 from $36,000 for the year ended December 31, 2002 compared to the same period ended December 31, 2001, a 6% increase. This increase was the result of financing the purchase on three new service vehicles.

Critical Accounting Policies and Practices

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Our critical accounting policies are as follows:

         o        revenue recognition;

         o        estimating the allowance for doubtful accounts;

         o        accounting for income taxes;

         o        valuation of long-lived  and  intangible  assets and goodwill;
                  and

         o        valuation of inventory

         Revenue recognition

         We recognize revenue from sales of compressors or flare systems at the time of shipment and passage of title when collectability is reasonably assured. We also offer certain of our customers the right to return products that do not function properly within a limited time after delivery. We continuously monitor and track such product returns and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns occur.

         When product is billed to customers based on contractual agreements, but has not yet been shipped, payments are recorded as deferred revenue, pending shipment.

         Rental and lease revenue are recognized over the terms of the respective lease agreements based upon the classification of the lease.

         Service and maintenance revenue is recognized as service is provided or over the term of the agreement, as applicable.

Allowance for doubtful accounts receivable

         We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in approximately three customers at December 31, 2002, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Accounting for income taxes

         As part of the process of preparing our consolidated financial statements we are required to estimate our Federal income taxes as well as income taxes in each of the states in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of operations.

         Significant   management   judgment  is  required  in  determining  our
provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Valuation of long-lived and intangible assets and goodwill

         We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;

         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

         o        significant negative industry or economic trends;

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

         In 2002, Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased to amortize approximately $2.6 million of goodwill as of January 1, 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Based upon a valuation we obtained in July 2002 of our reporting units with goodwill, we did not record an impairment charge during 2002.

Inventories

         We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Statement Board, or FASB, approved for issuance Statement of Accounting Shareholders, or FAS, No. 143, Asset Retirement Obligations. FAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We adopted the statement on January 1, 2003, as required. The transition adjustment resulting from the adoption of FAS 143 will be reported as a cumulative effect of a change in accounting principle. We do not believe that the adoption of this statement will have a material effect on our financial position, results of operations, or cash flows.

         In October 2001, the FASB approved FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 replaces FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of FAS 144 apply to us effective January 1, 2003. The adoption of this statement will have a material effect on our financial position, results of operations, or cash flows.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a material effect on our financial position or results of its operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement 123, or FAS 123. For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption, the prospective method. The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented, retroactive restatement method, or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards, modified prospective method. For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and plan on continuing using this method to account for stock options; therefore, we do not intend to adopt the transition requirements as specified in FAS 148. We adopted the disclosure requirements as of December 31, 2002.

Seasonality and Economic Conditions

         Our sales are affected by the timing of planned development and construction projects by energy industry customers.

         We do not believe that inflation had a material impact upon our results of operations during the year ended December 31, 2002, or during the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt, and bank debt. At December 31, 2002, we had cash and cash equivalents of approximately $2,713,638, a working capital of approximately $2,415,000 and debt of approximately $8,846,000 of which approximately $1,750,000 was classified as current. We had approximately $2,206,000 of net cash flow from operating activities during the first twelve months ending December 31, 2002. This was primarily from net income of approximately $723,000 plus depreciation and amortization of approximately $1,166,000 and increases in deferred taxes of approximately $562,000, and decrease in accounts receivable of approximately $277,000. Proceeds were primarily used to fund the manufacture and fabrication of additional units for our rental fleet of gas compressors and to help fund the cash portion of the payment for the compression related assets of Dominion Michigan during the first quarter of 2001.

Market Risk

         We significantly rely upon debt financing provided by various financial institutions. Most of these instruments contain interest provisions that are at least a percentage point above the published prime rate. This creates a vulnerability to us relative to the movement of the prime rate. Should the prime rate increase, our cost of funds will increase and affect our ability to obtain additional debt. We have not engaged in any hedging activities to offset such risks.

                                  Risk Factors

         You should carefully consider the following risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial may also impair our business.

         If any of the events described in the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading prices of our common stock or warrants could decline and you could lose all or part of your investment.

         Our current debt is large and may negatively impact our current and future financial stability.

         As of December 31,2002 we had an aggregate of approximately $8,846,000 of outstanding indebtedness not including accounts payable and accrued expenses of approximately $601,000. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

         o        our  ability  to  obtain  additional   financing  for  working
                  capital, acquisitions, capital expenditures and other purposes may be limited;

         o a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for other purposes; and

         o our significant leverage could make us more vulnerable to economic downturns.

If we are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

         As of December 31, 2002, our debt service requirements on a monthly, quarterly and annual basis were $144,000, $434,000 and $1,700,037, respectively. it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due. If this were to occur, we may be forced to:

         o        sell assets at disadvantageous prices;

         o        obtain additional financing; or

         o refinance all or a portion of our indebtedness on terms that may be very unfavorable to us.

Our current bank loan contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

         Under the terms of the bank loan, we must:

         o        comply with a debt to asset ratio;

         o        maintain minimum levels of tangible net worth;

         o        not exceed specified levels of debt;

         o        comply with a cash flow to fixed charges ratio;

         o        comply with a debt to net worth ratio; and

         o        not incur additional debt over a specified amount.

         Our ability to meet the financial ratios and tests under our bank loan can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests. A breach under either could permit the bank to accelerate the debt so that it is immediately due and payable. No further borrowings would be available under the credit facility. If we were unable to repay the debt, the bank could proceed against our assets.

Approximately 80% of our compressor leases are leased for terms of six months or less that, if terminated, would adversely impact our revenue and our ability to recover our initial equipment costs.

         Approximately 80% of our compressor leases are for terms of up to six months. There is a possibility that these leases could be terminated by lessees within short periods of time and that we may not be able to recover the cost of the compressor for which a lease is terminated.

The anticipated revenue from the affiliate of Dominion Michigan cannot be guaranteed.

         In connection with our acquisition of the compression related assets of Dominion Michigan, an affiliate of Dominion Michigan committed to purchase compressors from us or enter into five year leases of compressors with us totaling five-thousand horsepower. If, for any reason, the affiliate does not fulfill this obligation to any material extent, our cash flow will be significantly reduced and we may not be able to pay the principal or interest on our debt as it becomes due.

We are dependent on a few suppliers for some of our compressor components and the loss of one of these suppliers could cause a delay in the manufacturing of our compressors and reduce our revenue.

         We currently obtain approximately 35% of our compressor components from two suppliers. We order from these suppliers as needed and we have no long-term contracts with either supplier. If either of these suppliers should curtail its operations or be unable to meet our needs, we would encounter delays in supplying our customers with compressors until an alternative supplier, if any, could be found. Such delays in our manufacturing process could reduce our revenue and negatively impact our relationships with customers.

Decreased oil and gas industry expenditure levels would adversely affect our revenue.

         Our revenue is derived from expenditures in the oil and gas industry which, in turn, are based on budgets to explore for, develop and produce oil and natural gas. If these expenditures decline, our revenue will suffer. The industry's willingness to explore, develop and produce depends largely upon the prevailing view of future oil and gas prices. Many factors affect the supply and demand for oil and gas and, therefore, influence product prices including:

         o        the level of oil and gas production;

         o        the levels of oil and gas inventories;

         o        the expected cost of developing new reserves;

         o        the cost of producing oil and gas;

         o        the level of drilling activity;

         o        inclement weather;

         o        worldwide economic activity;

         o regulatory and other federal and state requirements in the United States;

         o        the  ability  of  the  Organization  of  Petroleum   Exporting
                  Countries to set and maintain production levels and prices for oil;

         o        terrorist activities in the United States and elsewhere;

         o        the cost of developing alternate energy sources;

         o        environmental regulation; and

         o        tax policies.

         If the demand for oil and gas decreases, then demand for our compressors likely will decrease.

The intense competition in our industry could result in reduced profitability and loss of market share for us.

         We sell or lease our products and sell our services in competitive markets. In most of our business segments, we compete with the oil and gas industry's largest equipment and service providers who have greater name recognition than we do. These companies also have substantially greater financial resources, larger operations and greater budgets for marketing, research and development than we do. They may be better able to compete in making equipment available quickly and more efficiently, meeting delivery schedules or reducing prices. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned than us to successfully endure down turns in the oil and gas industry.

         Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business.

We might be unable to employ adequate technical personnel which could hamper our plans for expansion or increase our costs.

         Many of the compressors that we sell or lease are technically complex and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain a sufficient number of technical personnel who have the ability to design, utilize, enhance and maintain these compressors. Our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or cause an increase in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase and our operations and growth potential could be impaired.

If we do not develop, produce and commercialize new competitive technologies and products, our revenue may decline.

         The markets for natural gas compressor products and services and for flare systems, ignition systems and components for plant and production facilities are characterized by continual technological developments. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business and revenue may be adversely affected.

         We may encounter financial constraints or technical or other difficulties that could delay introduction of new products and services in the future. Our competitors may introduce new products before we do and achieve a competitive advantage.

         Additionally, the time and expense invested in product development may not result in commercial applications that provide revenue. We could be required to write off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

We are subject to extensive environmental laws and regulations that could require us to take costly compliance actions that could harm our financial condition.

         Our manufacturing and maintenance operations are significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. In these operations, we generate and manage hazardous wastes such as solvents, thinner, waste paint, waste oil, washdown wastes, and sandblast material. We attempt to use generally accepted operating and disposal practices and, with respect to acquisitions, will attempt to identify and assess whether there is any environmental risk before completing an acquisition. Based on the nature of the industry, however, hydrocarbons or other wastes may have been disposed of or released on or under properties owned, leased, or operated by us or on or under other locations where such wastes have been taken for disposal. The waste on these properties may be subject to federal or state environmental laws that could require us to remove the wastes or remediate sites where they have been released. We could be exposed to liability for cleanup costs, natural resource and other damages as a result of our conduct or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

         Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could harm our operations and financial condition, including the:

         o        issuance of administrative, civil and criminal penalties;

         o        denial or revocation of permits or other authorizations;

         o        reduction or cessation in operations; and

         o        performance   of  site   investigatory,   remedial   or  other
                  corrective actions.

We could be subject to substantial liability claims that could harm our financial condition.

         Our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations.

         While we maintain insurance coverage, we face the following risks under our insurance coverage:

         o we may not be able to continue to obtain insurance on commercially reasonable terms;

         o we may be faced with types of liabilities that will not be covered by our insurance, such as damages from significant product liabilities and from environmental contamination;

         o the dollar amount of any liabilities may exceed our policy limits; and

         o we do not maintain coverage against the risk of interruption of our business.

         Any claims made under our policy will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, would reduce our earnings and our cash available for operations.

Liability to customers under warranties may materially and adversely affect our earnings.

         We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our equipment is complex and often deployed in harsh environments. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our earnings could be materially and adversely affected.

Loss of key members of our management could adversely affect our business while we attempt to find their replacements.

         We depend on the continued employment and performance of Wayne L. Vinson, our President and the President of Rotary Gas Systems, Scott W. Sparkman, our Secretary and the Executive Vice President of NGE Leasing, Alan P. Kurus, our Vice President-Sales and Marketing, Earl R. Wait, our Treasurer and Chief Financial Officer, and other key members of our management. If any of our key managers resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected. We do not maintain any "key man" life insurance for any of our officers, except for policies totaling $1,500,000 on the life of Wayne L. Vinson. We are the beneficiary of these policies.

We are reliant on our current customers for future cash flows and the loss of one or more of our current customers could adversely affect our results of operations.

         Our business is dependent not only on securing new customers but also on maintaining current customers. Dominion Exploration & Production, Inc., an affiliate of Dominion Resources, Inc., accounted for approximately 30% and approximately 26% of our consolidated revenue during the twelve months ended December 31, 2002 and the year ended December 31, 2001, respectively. The loss of one or more of our significant customers would have an adverse effect on our revenue and results of operations.

Provisions contained in our governing documents could hinder a change in our control.

         Our articles of incorporation and bylaws contain provisions that may discourage acquisition bids and may limit the price investors are willing to pay for our common stock and warrants. Our articles of incorporation and bylaws provide that:

         o        directors   will  be  elected  for  three-year   terms,   with
                  approximately one-third of the board of directors standing for election each year;

         o cumulative voting is not allowed which limits the ability of minority shareholders to elect any directors;

         o the unanimous vote of the board of directors or the affirmative vote of the holders of not less than 80% of the votes entitled to be cast by the holders of all shares entitled to vote in the election of directors is required to change the size of the board of directors; and

         o directors may only be removed for cause by holders of not less than 80% of the votes entitled to be cast on the matter.

         Our board of directors has the authority to issue up to five million shares of preferred stock. The board of directors can fix the terms of the preferred stock without any action on the part of our shareholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. In addition, preferred stock could be used in connection with the board of director's adoption of a shareholders' rights plan (also known as a poison pill), which would make it much more difficult to effect a change in control of our company through acquiring or controlling blocks of stock. Also, after completion of this offering, our directors and officers as a group will continue to beneficially own stock. Although this is not a majority of our stock, it confers substantial voting power in the election of directors and management of our company. This would make it difficult for other minority shareholders to effect a change in control or otherwise extend any significant control over the management of our company. This may adversely affect the market price and interfere with the voting and other rights of our common stock.

If our common stock does not trade for a certain price per share after April 24, 2003, our preferred stock will not automatically convert into our common stock.

         Our currently outstanding 381,654 shares of 10% Convertible Series A Preferred Stock will automatically convert into shares of our common stock if, after April 24, 2003, our common stock trades at or above $6.50 per share for 20 consecutive trading days. Until such event occurs, we will be required to:

         o        continue to pay the preferred stock dividend;

         o permit the preferred stock holders to vote as a separate class where required by Colorado law; and

         o pay the holders of preferred stock a preference upon our liquidation.

         The same consequences would likely result from any additional preferred stock that our board of directors may authorize for issuance in the future, as well as additional rights and preferences that could be included in the terms of the preferred stock.

We will have a comparatively low number of shares of common stock and warrants outstanding and, therefore, our common stock and warrants may suffer from limited liquidity and their prices will likely be volatile and their value may be adversely affected.

         Because the number of freely transferable shares of our common stock and number of our warrants will be low, the trading prices of our common stock and warrants will likely be subject to significant price fluctuations and limited liquidity. This may adversely affect the value of your investment. In addition, our common stock and warrants could be subject to fluctuations in response to variations in quarterly operating results, changes in management, future announcements concerning us, general trends in the industry and other events or factors as well as those described above.

We must evaluate our intangible assets annually for impairment.

         Our intangible assets are recorded at cost less accumulated amortization and consist of goodwill and patent costs. Through December 31, 2001, goodwill was amortized using the straight-line method over 15 years and patent costs were amortized over 13 to 15 years.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." FAS 142 provides that: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. In the event that we determine our intangible assets with indefinite lives have been impaired, we must record a write-down of those assets on our statement of operations during the period of impairment. Our determination of impairment will be based on various factors, including any of the following factors, if they materialize:

         o significant underperformance relative to expected historical or projected future operating results;

         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

         o        significant negative industry or economic trends;

         o        significant decline in our stock price for a sustained period;
                  and

         o        our market capitalization relative to net book value.

         We adopted FAS 142 as of January 1, 2002. Based on an independent valuation in July 2002 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us through at least 2002. In the future it could result in impairments of our intangible assets or goodwill. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $2,730,000 as of December 31, 2002, and we expect the carrying value of net intangible assets will increase significantly if we acquire additional businesses. Any impairments in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statement of operations and financial position.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The table below contains information about our executive officers and directors:

         Name                       Age    Position
         ----                       ---    --------
         Wallace O. Sellers(1)(2)    73    Director, Chairman
         Wayne L. Vinson             44    Director, President and Chief
                                           Executive Officer
         Scott W. Sparkman           41    Director and Secretary
         Charles G. Curtis(1)(2)     70    Director
         James T. Grigsby(1)(2)      55    Director
         Alan P. Kurus               49    Vice President - Sales and Marketing
         Earl R. Wait                59    Chief Financial Officer and Treasurer
         ---------------------

         (1)      Member of our audit committee
         (2)      Member of our compensation committee

         The Board of Directors has been divided into three classes with directors serving staggered three-year terms. At each annual meeting of stockholders, one class of directors is elected for a full term of three years to succeed those directors in the class whose term is expiring. With respect to the existing Board of Directors, the terms of Mr. Curtis and Mr. Sellers will expire in 2005, the terms of Mr. Sparkman and Mr. Grigsby will expire in 2003; and the term of Mr. Vinson in 2004. All officers serve at the discretion of the Board of Directors.

         The following sets forth biographical information for at least the past five years for our directors and executive officers.

         Wallace O. Sellers is one of our founders and has served as a director and the Chairman of our Board of Directors since December 17, 1998, and as the Chairman of the Board of Directors of Great Lakes Compression since February 2001. Although Mr. Sellers retired in December 1994, he served as Vice-Chairman of the Board and Chairman of the Executive Committee of Enhance Financial Services, Inc., a financial guaranty reinsurer, from January 1995 to 2001. From November 1986 to December 1991 he was President and Chief Executive Officer of Enhance. Mr. Sellers serves as a director of Danielson Holding Corp., an insurance holding company which is a reporting company under the Securities Exchange Act of 1934. From 1951 to 1986 Mr. Sellers was employed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an investment banker, in various capacities, including Director of the Municipal and Corporate Bond Division and Director of the Securities Research Division. Immediately prior to his retirement from Merrill Lynch, he served as Senior Vice President and Director of Strategic Development. Mr. Sellers received a BA degree from the University of New Mexico, an MA degree from New York University and attended the Advanced Management Program at Harvard University. Mr. Sellers is a Chartered Financial Analyst.

         Wayne L. Vinson has served as one of our directors since April 2000, as our President and Chief Executive Officer since July 2001, as our Executive Vice President from October 31, 2000 to July 2001, as the President of Rotary (and its predecessor, Hi-Tech) since February 1994, as a director of NGE between 1996 and 1998 and as Executive Vice President of Great Lakes Compression since February 2001. He also served as our Vice President from April 2000 to October 2000. From January 1990 to June 1995, Mr. Vinson served as Vice President and since June 1995 he has served as President of Vinson Operating Company, an oil and gas well operator. Mr. Vinson has more than 22 years of experience in the energy services industry.

         Scott W. Sparkman has been one of our directors since 1998, has served as Executive Vice-President of NGE since July 2001, has served as a director since December 1998 and as Secretary and Treasurer of NGE since March 1999 and has served as the Secretary of Great Lakes Compression since February 2001. Mr. Sparkman served as the President of NGE from December 1998 to July 2001. From May 1997 to July 1998, Mr. Sparkman served as Project Manager and Comptroller for Business Development Strategies, Inc., a designer of internet websites. Mr. Sparkman pursued personal business interests from May 1996 to May 1997. From February 1991 to May 1996, Mr. Sparkman served as Vice President and Director, later as President and Director, of Diamond S Safety Services, Inc., a seller and servicer of hydrogen sulfide monitoring equipment. Mr. Sparkman filed for personal bankruptcy in 1998 as a result of personal debt created when there was a decline in the need for the oilfield services that were provided by a company that was owned by Mr. Sparkman. He received a BBA degree from Texas A&M University.

         Charles G. Curtis has been one of our directors since April 2001. Since 1992, Mr. Curtis has been the President and Chief Executive Officer of Curtis One, Inc. d/b/a/ Roll Stair, a manufacturer of aluminum and steel mobile stools and mobile ladders. From 1988 to 1992, Mr. Curtis was the President and Chief Executive Officer of Cramer, Inc. a manufacturer of office furniture. Mr. Curtis has a B.S. degree from the United States Naval Academy and a MSAE degree from the University of Southern California.

         James T. Grigsby has served as one of our directors since 1999 and as one of the directors of Great Lakes Compression since February 2001. Since 1996, Mr. Grigsby has been a director of and a consultant to Blue River Paint Co., a development stage environmental friendly coatings technology company. From 1996 to 1997, Mr. Grigsby was a consultant to Outlook Window Partnership, a regional wood window manufacturer. From 1989 to 1996, Mr. Grigsby was President and Chief Executive Officer of Seal Right Windows, Inc. and Chief Executive Officer of Oldach Window Corp., manufacturers of wood, wood-clad and vinyl windows and doors. Mr. Grigsby received a BS degree from the University of Michigan and an MBA degree from Stanford University.

         Alan P. Kurus has served as our Vice President - Sales and Marketing since March 2001 and one of our employees since October 2000. From 1997 to 2000, Mr. Kurus was Vice President - Sales and Marketing of CompAir Americas, a manufacturer of compressors. From 1993 to 1997, Mr. Kurus was the Director of Sales for Le ROI International, a manufacturer of compressors.

         Earl R. Wait has served as our Chief Financial Officer since May 2000 and our Treasurer since 1998. Mr. Wait was our Chief Accounting Officer from
1998  to  May  2000.  Mr.  Wait  has  been  the  Chief  Financial   Officer  and
Secretary/Treasurer of Flare King and then Rotary since April 1993, the Assistant Secretary/Treasurer for Hi-Tech since June 1996, the Controller and
Assistant Secretary/Treasurer for Hi-Tech from 1994 to 1999, a director of NGE since July 1999 and the Chief Accounting Officer and Treasurer of Great Lakes Compression since February 2001. Mr. Wait is a certified public accountant with an MBA in management and has more than 25 years of experience in the energy industry.

         The following sets forth biographical information for at least the past five years for two of our employees whom we consider to be key employees.

         Wallace C. Sparkman, age 73, is one of our founders and has been the President of NGE since July 2001, a director of NGE since February 1996, the President of Rotary (and its predecessor, Flare King) from April 1993 to April 1997. Mr. Sparkman served as our President from May 2000 to July 2001 and as the President of Great Lakes Compression from February 2001 to July 2001. Mr. Sparkman was Vice President of NGE from February 1996 to November 1999. Since December 1998, Mr. Sparkman has acted as a consultant to our Board of Directors. From 1985 to 1998, Mr. Sparkman acted as a management consultant to various entities and acted as a principal in forming several privately-owned companies. Mr. Sparkman was a co-founder of Sparkman Energy Corporation, a natural gas gathering and transmission company, in 1979 and served as its Chairman of the Board, President and Chief Executive Officer until 1985, when ownership control changed. From 1968 to 1979, Mr. Sparkman held various executive positions and served as a director of Tejas Gas Corporation, a natural gas gathering and transmission company. At the time of his resignation from Tejas Gas Corporation in 1979, Mr. Sparkman was President and Chief Executive Officer. Mr. Sparkman has more than 34 years of experience in the energy service industry.

         Ronald D. Bingham, age 58, has served as the President of Great Lakes Compression since 2001. From March 2001 to July 2001, Mr. Bingham was the General Manager of Great Lakes Compression. From January 1989 to March 2001, Mr. Bingham was the District Manager for Waukesha Pearce Industries, Inc., a distributor of Waukesha natural gas engines. Mr. Bingham is a member of the Michigan Oil and Gas Association and received a bachelors degree in Graphic Arts from Sam Houston State University.

         All of the officers and key employees devote substantially all of their working time to our business.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of our outstanding common stock to file reports of beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of the reports.

         Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us from October 21, 2002, until December 31, 2002, no persons who were either one of our directors or officers or who beneficially owned more than 10% of our common stock failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934 except that Charles G. Curtis filed an amendment to his Form 3 to add 10% Convertible Series A Preferred Stock he owned, filed an amendment to a Form 4 to include common stock and warrants that were not previously reported and was late in filing a Form 4 to report the granting of an option to him; Diamond S DGT Trust was late in filing its Form 3; James T. Grigsby filed an amendment to his Form 4 to report warrants that were previously not included on his Form 4 and was late in filing a Form 4 to report the granting of an option to him; Alan P. Kurus filed amendments to his Form 3 to change the nature of his ownership of common stock and to report a stock option that he owned; Sharon Renee Pipes was late in filing her Form 3; Wallace O. Sellers was late in filing a Form 4 to report the granting of an option to him; and Earl R. Wait filed an amendment to his Form 3 to report a stock option that he owned.

ITEM 10. EXECUTIVE COMPENSATION

         Executive Compensation

         The following table sets forth information regarding the compensation paid during the years ended December 31, 2002, 2001 and 2000 by us to Wayne L. Vinson and Earl R. Wait, our only executive officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2002.

                                                                         Long-Term
                                          Annual Compensation        Compensation Awards
                                          -------------------        -------------------

Name                                                                Securities Underlying
Principal Position                 Year      Salary        Bonus         Options
------------------                 ----      ------        -----    ---------------------
Wayne L. Vinson                    2002   $ 120,000(1)   $ 39,452            -0- (2)
     Executive Vice President      2001   $ 102,692(1)   $ 25,583            -0-
     until 7/25/01                 2000      74,423(1)     25,604            -0-
     President since 7/25/01

Earl R. Wait                       2002   $   90,000     $  29,589          15,000
     Chief Financial Officer       2001       85,385        23,164            -0-
                                   2000       80,088         7,416            -0-
--------------------------

(1) Does not include any compensation paid to the wife of Wayne L. Vinson for her services as our accounts payable and payroll clerk for 2002, 2001 and 2000, respectively.

(2) CAV-RDV, Ltd., a Texas limited partnership for the benefit of the children of Wayne L. Vinson, was issued a five year warrant to purchase 15,756 shares of our common stock at $2.50 per share in consideration for CAV-RDV, Ltd. guaranteeing a portion of our debt. The children are eighteen years old or older and Mr. Vinson is not a partner in CAV-RDV, Ltd. and disclaims beneficial ownership of the warrants.

         We have established a bonus program for our officers. At the end of each of our fiscal years, our Board of Directors reviews our operating history and determines whether or not any bonuses should be paid to our officers. If so, the Board of Directors determines what amount should be allocated. The Board of Directors may discontinue the bonus program at any time.

                        Option Grants in Last Fiscal Year

         The following table sets forth information pertaining to option grants to Wayne L. Vinson and Earl R. Wait, our only executive officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2002:


                                % of Total
                     Number of    Options
                    Securities   Granted to
                    Underlying  Employees in
Name                  Options    Fiscal Year    Exercise Price   Expiration Date
----                  -------   -------------   --------------   ---------------
Wayne L. Vinson          0           0%              N/A               N/A
Earl R. Wait          15,000         35%            $3.25           4/23/2012


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth information pertaining to option exercises by, and fiscal year end option values of options held by to Wayne L. Vinson and Earl R. Wait, our only executive officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2002:


                                                            Fiscal Year End Option Values
                                                  Number of Securities         Value of Unexercised
                         Shares                  Underlying Unexercised        In-the-Money Options
                        Acquired      Value    Options at Fiscal Year End       at Fiscal Year End
Name                  On Exercise   Received    Exercisable/Unexercisable    Exercisable/Unexercisable
----                  -----------   --------   --------------------------    -------------------------
Wayne L. Vinson                 0          0                          0/0                          0/0
Earl R. Wait                    0          0                     0/15,000                     0/$9,450


Compensation of Directors

         Our directors who are not employees are paid $1,000 per quarter and at December 31 of each year will be issued a five year option to purchase 2,500 shares of our common stock at the then market value. We also reimburse our directors for accountable expenses incurred on our behalf.

1998 Stock Option Plan

         We have adopted the 1998 Stock Option Plan which provides for the issuance of options to purchase up to 150,000 shares of our common stock. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees and consultants and to promote the success of our business. The plan is administered by the Board of Directors or a compensation committee consisting of two or more non-employee directors, if appointed. At its discretion, the administrator of the plan may determine the persons to whom options may be granted and the terms upon which such options will be granted. In addition, the administrator of the plan may interpret the plan and may adopt, amend and rescind rules and regulations for its administration. Options to purchase 12,000 shares of our common stock at an exercise price of $2.00 per share, options to purchase 42,000 shares of our common stock at an exercise price of $3.25 per share, and options to purchase 7,500 shares of our common stock at an exercise price of $3.88 per share have been granted under the plan and are outstanding.

Limitations on Directors' and Officers' Liability

         Our Articles of Incorporation provide our officers and directors with certain limitations on liability to us or any of our shareholders for damages for breach of fiduciary duty as a director or officer involving certain acts or omissions of any such director or officer.

         This limitation on liability may have the effect of reducing the likelihood of derivative litigation against directors and officers and may discourage or deter shareholders or management from bringing a lawsuit against directors and officers for breach of their duty of care even though such an action, if successful, might otherwise have benefited us and our shareholders.

         Our Articles of Incorporation and bylaws provide certain indemnification privileges to our directors, employees, agents and officers against liabilities incurred in legal proceedings. Also, our directors, employees, agents or officers who are successful, on the merits or otherwise, in defense of any proceeding to which he or she was a party, are entitled to receive indemnification against expenses, including attorneys' fees, incurred in connection with the proceeding.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

         We are not aware of any pending litigation or proceeding involving any of our directors, officers, employees or agents as to which indemnification is being or may be sought, and we are not aware of any other pending or threatened litigation that may result in claims for indemnification by any of our directors, officers, employees or agents.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of the February 28, 2003, the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all of our executive officers and directors as a group; and (iii) by all persons known by us to beneficially own more than five percent of our common stock.

                                                    Shares of
                                                   Common Stock       Percent
                                                   Beneficially     Beneficially
 Name and Address                                     Owned             Owned
----------------                                   ------------     ------------
Wallace O. and Naudain Sellers                       698,159(1)         14.3%
P.O. Box 106, 6539 Upper York Road
Solebury, PA  18963-0106

Wayne L. Vinson                                            0(2)          0.0%
4404 Lennox Drive
Midland, TX  79707

Scott W. Sparkman                                    516,467(3)         10.6%
1604 Ventura Avenue
Midland, TX  79705

Charles G. Curtis                                     70,500(4)          1.4%
1 Penrose Lane
Colorado Springs, CO  80906

James T. Grigsby                                      81,700(5)          1.8%
3345 Grimsby Lane
Lincoln, NE  68502

Alan P. Kurus                                         40,704(6)          0.8%
2000 Centerview
Midland, TX  79706

Earl R. Wait                                          75,000(7)          1.5%
109 Seco
Portland, TX  78374

All directors and executive officers as a group    1,482,530            29.3%
(seven persons)

CAV-RDV, Ltd.                                        486,006(2)          9.8%
1541 Shannon Drive
Lewisville, TX  75077

RWG Investments LLC                                  394,000(8)          7.6%
5980 Wildwood Drive
Rapid City, SD  57902

Richard L. Yadon                                     288,865(9)          5.9%
P.O. Box 8715
Midland, TX  79708-8715

---------------------------------------

(1) Includes 300,000 shares of common stock owned by the Wallace Sellers, July 11, 2002 GRAT, warrants to purchase 21,936 shares of common stock, 9,032 shares of common stock and 5,000 shares of common stock at $ 2.50 per share, at $3.25 per share and at $6.25 per share, respectively, owned by Wallace Sellers, an option to purchase 2,500 shares of common stock at $3.88 per share owned by Wallace Sellers, 34,691 shares of common stock owned by Naudain Sellers, and 300,000 shares of common stock owned by the Naudain Sellers, July 11, 2002 GRAT. Wallace and Naudain Sellers are husband and wife. Wallace Sellers is the trustee of his wife's trust and his wife is the trustee of his trust. The beneficiaries of the trusts are two trusts. The beneficiaries of one trust are Naudain Sellers and their three children and the beneficiaries of the other trust are their three children.
(2) CAV-RDV, Ltd., a Texas limited partnership for the benefit of the children of Wayne L. Vinson, owns 470,250 shares of common stock and warrants to purchase 15,756 shares of common stock at $2.50 per share and 2,122 shares of common stock at $3.25 per share, respectively. Both children are 18 years old or older and Mr. Vinson is not a partner in CAV-RDV, Ltd. Mr. Vinson disclaims beneficial ownership of any of the shares of common stock.
(3) Includes 20,000 shares of common stock owned by Scott W. Sparkman and 475,000 shares of common stock and warrants to purchase 21,467 shares of common stock at $2.50 per share owned by Diamond S DGT, a trust for which Mr. Sparkman is a co-trustee and co-beneficiary with his sister.
(4) Represents warrants to purchase 40,000 shares of common stock at $3.25 per share, an option to purchase 2,500 shares of common stock at $3.88 per share, warrants to purchase 5,000 shares of common stock at $6.25 per share, and 18,000 shares of common stock which may be obtained upon conversion of shares of our 10% Convertible Series A Preferred Stock.

(5) Includes warrants to purchase 9,600 shares at $6.25 per share and an option to purchase 2,500 shares at $3.88 per share.
(6) Represents warrants to purchase 31,704 shares of common stock at $3.25 per share owned by Mr. Kurus' individual retirement account and includes an option to purchase 9,000 shares of common stock at $3.25 per share that begins to vest in April 2003.
(7) Includes an option to purchase 15,000 shares of common stock at $3.25 per share that begins to vest in April 2003.
(8) Includes an option to purchase 100,000 shares of common stock at $2.00 per share, warrants to purchase 32,000 shares of common stock at $3.25 per share and 12,000 shares of common stock which may be obtained upon conversion of shares of our 10% Convertible Series A Preferred Stock. RWG Investments LLC is a limited liability company the beneficial owner of which is Roland W. Gentner, 5980 Wildwood Drive, Rapid City, South Dakota 57902.
(9) Includes warrants to purchase 14,683 shares of common stock at $2.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2001, we issued warrants that will expire on December 31, 2006, to purchase shares of our common stock at $2.50 per share to the following persons for guaranteeing the amount of our debt indicated:

                                      Number of Shares              Amount of
     Name                            Underlying Warrants         Debt Guaranteed
     ----                            -------------------         ---------------
     Wallace O. Sellers                    21,936                   $548,399
     Wallace C. Sparkman(1)                21,467                    536,671
     CAV-RDV, Ltd.(2)                      15,756                    393,902
     Richard L. Yadon                       9,365                    234,121
---------------------------

(1) Wallace C. Sparkman subsequently transferred his warrants for 21,467 shares to Diamond S DGT, a trust of which Scott W. Sparkman is the trustee and a beneficiary. Wallace C. Sparkman has represented to us that he has no beneficial interest in Diamond S DGT.
(2) CAV-RDV, Ltd., is a Texas limited partnership for the benefit of the children of Wayne L. Vinson. Both children are eighteen years old or older and Mr. Vinson is not a partner in CAV-RDV, Ltd. Mr. Vinson disclaims beneficial ownership of the warrants.

         None of the guarantees is still in effect.

         In April 2002, we issued five year warrants to purchase shares of our common stock at $3.25 per share to the following persons for guaranteeing our restructured bank debt indicated:

                                    Number of Shares        Amount of Additional
     Name                         Underlying Warrants         Debt Guaranteed
     ----                         -------------------       --------------------
     Wallace O. Sellers                 9,032                     $451,601
     CAV-RDV, Ltd.(1)                   2,122                      106,098
     Richard L. Yadon                   5,318                      265,879
---------------------------
(1) CAV-RDV, Ltd., is a Texas limited partnership for the benefit of the children of Wayne L. Vinson. Both children are eighteen years old or older and Mr. Vinson is not a partner in CAV-RDV, Ltd. Mr. Vinson disclaims beneficial ownership of the warrants.

         None of the guarantees is still in effect.

         Wayne L. Vinson, Earl R. Wait and Wallace C. Sparkman have also guaranteed approximately $197,000, $84,000 and $92,000, respectively, of additional debt for us without consideration. This debt was incurred when we acquired vehicles, equipment and software. The following schedule provides information as to the remaining debt balances as of June 30, 2002:

                                 Balance at           Interest          Maturity
         Guarantor            June 30, 2002               Rate              Date
         ---------            -------------          ---------        ----------
         Earl Wait            $      22,983               1.90%        3/26/2004
         Earl Wait                   50,153              10.50%       10/10/2005
         Wallace Sparkman            84,405                 10%       10/15/2010
         Wayne Vinson                 5,248               9.50%       12/15/2002
         Wayne Vinson                 5,879        Prime + 1.0%        7/15/2003
         Wayne Vinson                20,636               1.90%        4/22/2004
         Wayne Vinson                10,563               7.50%        6/21/2004


         In October, 1999, RWG Investments, LLC was granted a five year option to purchase 100,000 shares of our common stock at $2.00 per share in consideration of one of its members serving as an advisor to us.

         Hunter Wise Financial Group LLC served as our investment banker and advisor in connection with our acquisition of the compression related assets of Dominion Michigan for which we paid Hunter Wise a total fee of $440,000. James
T. Grigsby, one of our directors, has a 1% interest in Hunter Wise.

         Charles G. Curtis, one of our directors, Alan P. Kurus, one of our officers, and RWG Investments, LLC, a beneficial owner of more than 5% of our outstanding stock, purchased our notes and five year warrants to purchase common stock in a private offering that commenced in October 2000 and concluded in May 2001. Mr. Curtis purchased $100,000 of the notes and warrants, Mr. Kurus purchased approximately $79,000 of the notes and warrants and RWG Investments, LLC purchased $80,000 of the notes and warrants. The notes and warrants purchased by Mr. Curtis, Mr. Kurus and RWG Investments, LLC were on the same terms and conditions as sales to non-affiliated purchasers in the private offering.

         Charles G. Curtis, one of our directors, and RWG Investments, LLC, a beneficial owner of more than 5% of our outstanding stock, purchased 18,000 shares and 12,000 shares, respectively, or $58,500 and $39,000, respectively, of our 10% Convertible Series A Preferred Stock in a private offering that commenced in July 2001. The shares purchased by Mr. Curtis and RWG Investments, LLC were on the same terms and conditions as sales to non-affiliated purchasers in the private offering.

         Wallace O. Sellers, Charles G. Curtis and James T. Grigsby, our independent directors, were each paid $1,000 and were each issued an option to purchase 2,500 shares of our common stock at $3.88 per share for serving as our directors during the year ended December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following is a list of all exhibits filed as part of this Form 10-KSB:

Exhibit No.      Description and Method of Filing
-----------      --------------------------------

2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc.*
3.1              Articles of incorporation.**
3.2 Amendment to articles of incorporation dated March 31, 1999, and filed on May 25, 1999.**
3.3 Amendment to articles of incorporation dated July 25, 2001, and filed on July 30, 2001.**
3.4              Bylaws.**
4.1              Form of warrant certificate.**
4.2              Form of warrant agent agreement.**
4.3              Form of lock-up agreement.**
4.4              Form of  representative's  option  for the  purchase  of common stock**
4.5              Form of representative's option for the purchase of warrants**
10.1             1998 Stock Option Plan.**
10.2 Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.**
10.3 Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc.**
10.4 Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace O. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank dated September 15, 1999, and First Amendment dated March 9, 2001, Second Amendment dated March 20, 2001, and Third Amendment dated July 25, 2001.**
10.5             Employment  Agreement  between Natural Gas Services Group, Inc.
                 and Alan Kurus dated August 31, 2000.**
10.6             Employment  Agreement  between Natural Gas Services Group, Inc.
                 and Wayne Vinson dated January 1, 1999**.

Exhibit No.      Description and Method of Filing
-----------      --------------------------------

10.7             Employment  Agreement  between Natural Gas Services Group, Inc.
                 and Earl R. Wait dated January 1, 1999.**
10.8             Form of  Series  A 10%  Subordinated  Notes  due  December  31,
                 2006.**
10.9             Form of Five-Year Warrants to Purchase Common Stock.**
10.10            Warrants issued to Berry-Shino Securities, Inc.**
10.11            Warrants issued to Neidiger, Tucker, Bruner, Inc.**
10.12            Form of warrant issued in March 2001 for guaranteeing debt.**
10.13            Form of warrant issued in April 2002 for guaranteeing debt.**
10.14            Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(1)(4), 13(d)(1), 13(d)(2)
                 and 13(d)(3) to Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.**
10.15 Sixth Amendment dated May 6, 2002, to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace O. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank.**
10.16 Certain exhibits to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace O. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank dated September 15, 1999.**
10.18            Articles of Organization of Hy-Bon Rotary  Compression,  L.L.C.
                 dated April 17, 2000 and filed on April 20, 2001.**
10.19            Regulations of Hy-Bon Rotary Compression, L.L.C.**
10.20 Fourth Amendment dated December 12, 2002, and Fifth Amendment dated April 2, 2002, to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace D. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank.**
10.21 Multiple Advance Term Promissory Note dated April 3, 2002, in the amount of $1,853,340 from Natural Gas Securities Group, Inc. to Western National Bank**
10.22 Consolidated Term Promissory Note dated April 3, 2002, in the amount of $2,146,660.93 from Natural Gas Services Group, Inc. to Western National Bank.**
10.23 Revolving Line of Credit Promissory Note dated April 3, 2002, in the amount of $750,000 from Natural Gas Services Group, Inc. to Western National Bank.**

Exhibit No.      Description and Method of Filing
-----------      --------------------------------

10.24            Seventh  Amendment  dated  September 30, 2002 to Loan Agreement between Natural Gas Services  Group,  Inc.,  Wallace  Sparkman,
                 Wallace D. Sellers,  CAV-RDV, Ltd. Diamente Investments,  L.P.,
                 Rotary  Gas  Systems,  Inc.,  NGE  Leasing,  Inc.  and  Western
                 National Bank.**
10.25            Termination  of  Employment  Agreement  Letter  relating to the
                 Employment Agreement of Alan Kurus***
10.26            Termination  of  Employment  Agreement  Letter  relating to the
                 Employment Agreement of Wayne L. Vinson***
10.27            Termination  of  Employment  Agreement  Letter  relating to the
                 Employment Agreement of Earl R. Wait***
21               Subsidiaries of the registrant.**
99.1             Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.***
99.2             Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.***

* Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed as an exhibit to the Current Report on Form 8-K of Natural Gas Services Group, Inc. dated February 28, 2003

** Exhibits 3.1 through 10.24 and 21 are incorporated by reference to the exhibits filed as exhibits to Registration Statement No. 333-88314 of Natural Gas Services Group, Inc.

***      Exhibits 10.25, 10.26, 10.27, 99.1 and 99.2 are filed herewith.

(b)      Reports on Form 8-K

         None.


         Item 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Natural Gas' management, including our chief executive officer and the principal accounting officer, we have evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. They have concluded that these disclosure controls provide reasonable assurance that Natural Gas can collect process and disclose, within the time periods specified in the Commission's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

There have been no significant changes in Natural Gas' internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Natural Gas Services Group, Inc.


We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




HEIN + ASSOCIATES LLP

Dallas, Texas
February 21, 2003


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                     ASSETS
                                     ------


CURRENT ASSETS:
   Cash and cash equivalents                                                                  $ 2,713,638
   Trade accounts receivable, no allowance for doubtful accounts considered necessary             709,122
   Lease receivable, net of unearned interest of $23,723                                           97,813
   Inventory                                                                                    1,475,794
   Prepaid expenses and other                                                                      87,643
                                                                                              -----------
                  Total current assets                                                          5,084,010

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,209,512                          15,694,946

GOODWILL, net of accumulated amortization of $325,192                                           2,589,654
PATENTS, net of accumulated amortization of $109,939                                              141,426
LEASE RECEIVABLE, net of unearned interest of $8,837                                              112,699
INVESTMENT IN JOINT VENTURE                                                                       198,313

OTHER ASSETS                                                                                      116,039
                                                                                              -----------
                  Total assets                                                                $23,937,087
                                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease                                        $ 1,750,223
   Accounts payable and accrued liabilities                                                       600,762
   Deferred income                                                                                317,561
                                                                                              -----------
                  Total current liabilities                                                     2,668,546

LONG-TERM DEBT AND CAPITAL LEASE, less current portion                                          5,752,181
SUBORDINATED NOTES, net of discount of $194,874                                                 1,344,387

DEFERRED TAX LIABILITY                                                                          1,171,000

COMMITMENT (Note 12)
STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000,000 shares authorized, par value $0.01:
     10 % Convertible Series A: 1,177,000 shares authorized 381,654 shares outstanding; 10%
       cumulative, liquidation preference of $1,240,376                                             3,817
   Common stock, 30,000,000 shares authorized, par value $0.01; 4,857,632 shares issued and
     outstanding                                                                                   48,576
   Additional paid-in capital                                                                  10,968,733
   Retained earnings                                                                            1,979,847
                                                                                              -----------
                  Total stockholders' equity                                                   13,000,973
                                                                                              -----------
                  Total liabilities and stockholders' equity                                  $23,937,087
                                                                                              ===========

       See accompanying notes to these consolidated financial statements.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
REVENUE:
   Sales, net                                      $  4,335,721    $  4,506,190
   Service and maintenance income                     1,562,650       1,160,916
   Leasing income and interest                        4,398,170       3,095,001
                                                   ------------    ------------
                  Total revenue                      10,296,541       8,762,107

COSTS OF REVENUE:
   Cost of sales                                      3,078,429       3,046,067
   Cost of service                                    1,326,572         986,779
   Cost of leasing                                    1,166,530         909,299
                                                   ------------    ------------
                  Total costs of revenue              5,571,531       4,942,145
                                                   ------------    ------------

         GROSS PROFIT                                 4,725,010       3,819,962

OPERATING EXPENSES:
   Selling expenses                                     499,721         612,670
   General and administrative                         1,218,513       1,105,290
   Depreciation and amortization                      1,166,004         903,166
                                                   ------------    ------------
                  Total operating expenses            2,884,238       2,621,126
                                                   ------------    ------------

INCOME FROM OPERATIONS                                1,840,772       1,198,836

OTHER INCOME (EXPENSE):
   Interest expense                                    (975,719)       (924,382)
   Equity in earnings of joint venture                  485,109         224,231
   Other income                                          19,386         197,208
                                                   ------------    ------------
                  Total other income (expense)         (471,224)       (502,943)
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              1,369,548         695,893

PROVISION FOR INCOME TAXES:
   Current                                               25,900           9,100
   Deferred                                             557,563         304,800
                                                   ------------    ------------
                  Total income tax expense              583,463         313,900
                                                   ------------    ------------

NET INCOME                                              786,085         381,993
PREFERRED DIVIDENDS                                     106,624          10,908
                                                   ------------    ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS        $    679,461    $    371,085
                                                   ============    ============

NET INCOME PER COMMON SHARE:
Basic                                              $       0.19    $       0.11
                                                   ============    ============
Diluted                                            $       0.16    $       0.11
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                 3,649,413       3,357,632
Diluted                                               4,305,053       3,483,987

       See accompanying notes to these consolidated financial statements.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                               PREFERRED STOCK              COMMON STOCK
                                        ---------------------------   ---------------------------
                                           SHARES         AMOUNT         SHARES         AMOUNT
                                        ------------   ------------   ------------   ------------
BALANCES, January 1, 2001                       --     $       --        3,357,632   $     33,576

Issuance of preferred stock                  377,154          3,772           --             --
Warrants issued in connection with
 subordinated notes                             --             --             --             --

Warrants issued for debt guaranty               --             --             --             --

Dividends on preferred stock                    --             --             --             --

Net income                                      --             --             --             --
                                        ------------   ------------   ------------   ------------

BALANCES, January 1, 2002                    377,154          3,772      3,357,632         33,576

Issuance of preferred stock                    4,500             45           --             --

Issuance of common stock and warrants           --             --        1,500,000         15,000

Warrants issued for debt guaranty               --             --             --             --

Repurchase of warrants                          --             --             --             --

Dividends on preferred stock                    --             --             --             --

Net income                                      --             --             --             --
                                        ------------   ------------   ------------   ------------

BALANCES, December 31, 2002                  381,654   $      3,817      4,857,632   $     48,576
                                        ============   ============   ============   ============

                                         ADDITIONAL                      TOTAL
                                           PAID-IN       RETAINED     STOCKHOLDERS'
                                           CAPITAL       EARNINGS       EQUITY
                                        ------------   ------------   ------------


BALANCES, January 1, 2001               $  3,423,854   $    929,301   $  4,386,731

Issuance of preferred stock                  899,461           --          903,233
Warrants issued in connection with
 subordinated notes                           96,364           --           96,364

Warrants issued for debt guaranty             23,137           --           23,137

Dividends on preferred stock                    --          (10,908)       (10,908)

Net income                                      --          381,993        381,993
                                        ------------   ------------   ------------

BALANCES, January 1, 2002                  4,442,816      1,300,386      5,780,550

Issuance of preferred stock                   12,722           --           12,767

Issuance of common stock and warrants      6,514,170           --        6,529,170

Warrants issued for debt guaranty             42,025           --           42,025

Repurchase of warrants                       (43,000)          --          (43,000)

Dividends on preferred stock                    --         (106,624)      (106,624)

Net income                                      --          786,085        786,085
                                        ------------   ------------   ------------

BALANCES, December 31, 2002             $ 10,968,733   $  1,979,847   $ 13,000,973
                                        ============   ============   ============



       See accompanying notes to these consolidated financial statements.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                      2002               2001
                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $      786,085    $      381,993
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    1,166,004           903,166
     Deferred taxes                                                     557,563           304,800
     Amortization of debt issuance costs                                 70,369            64,956
     Gain on disposal of assets                                         (15,066)         (117,387)
     Warrants issued for debt guarantee                                  42,025            23,137
     Equity in earnings of joint venture                               (485,109)         (224,231)
     Changes in current assets:
         Trade and other receivables                                    276,588          (360,868)
         Inventory                                                      139,614          (593,403)
         Prepaid expenses and other                                     (11,888)           25,190
     Changes in current liabilities:
         Accounts payable and accrued liabilities                      (348,549)          472,779
         Deferred income                                                134,187            (9,826)
     Other changes                                                     (105,870)          (30,551)
                                                                 --------------    --------------
                Net cash provided by operating activities             2,205,953           839,755

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (4,414,952)       (2,220,110)
   Proceeds from sale of property and equipment                          40,000           328,500
   Decrease in lease receivable                                          84,908            73,711
   Distributions from joint venture                                     405,466           124,353
   Cash paid for acquisition                                               --          (1,393,113)
                                                                 --------------    --------------
                Net cash used in investing activities                (3,884,578)       (3,086,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from lines of credit                                  1,956,893           750,000
   Proceeds from long-term debt                                            --             249,761
   Repayments of long-term debt                                      (4,463,612)         (592,258)
   Dividends on preferred stock                                        (106,624)          (10,908)
   Net proceeds from sale of  common stock                            6,529,170              --
   Net proceeds from preferred stock                                     12,767           903,233
   Proceeds from note offering, net of offering costs                      --           1,310,839
   Purchase warrants  from underwriter                                  (43,000)             --
                                                                 --------------    --------------
                Net cash provided by financing activities             3,885,594         2,610,667

NET INCREASE IN CASH                                                  2,206,969           363,763

CASH, beginning of year                                                 506,669           142,906
                                                                 --------------    --------------

CASH, end of year                                                $    2,713,638    $      506,669
                                                                 ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                 $      975,719    $      872,239
                                                                 ==============    ==============
   Income taxes paid                                             $        4,110    $        2,566
                                                                 ==============    ==============
   Purchase of property and equipment for note payable           $    1,956,893    $    7,148,949
                                                                 ==============    ==============

       See accompanying notes to these consolidated financial statements.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Principles of Consolidation
     --------------------------------------------
     Natural Gas Services Group, Inc. (the "Company" or "NGSG") (a Colorado corporation) was formed on December 18, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

     NGSG currently conducts its operations through the following wholly-owned subsidiaries:

     o Rotary Gas Systems, Inc. ("RGS") (a Texas corporation) is engaged in the manufacturing and distribution of natural gas compressor packages for use in the petroleum industry and natural gas flare stacks and ignition systems for use in oilfield, refinery, petrochemical plant , and landfill applications in New Mexico, California and Texas.
     o NGE Leasing, Inc. ("NGE") (a Texas corporation) is engaged in leasing natural gas compressor packages to entities in the petroleum industry and irrigation motor units to entities in the agricultural industry. NGE's leasing income is concentrated in New Mexico, California and Texas.
     o Great Lakes Compression, Inc., ("GLC") (a Colorado corporation) was formed in March 2001 and acquired the assets and certain operations of a business that fabricates, leases, and services natural gas compressors to producers of oil and natural gas, primarily in Michigan.

     The accompanying financial statements present the consolidated results of the Company and its wholly-owned subsidiaries. Investments in joint ventures in which the Company does not have majority voting control are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation.

     Cash Equivalents
     ----------------
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Inventory
     ---------
     Inventory is valued at the lower of cost or market. The cost of inventories are determined by the first-in, first-out method. At December 31, 2002, inventory consisted of the following:

             Raw materials                  $  1,303,785
             Work in process                     172,009
                                            ------------
                                            $  1,475,794
                                            ============

      Property and Equipment
      ----------------------
     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from five to thirty years.

     Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Patents
     -------
     The Company has patents for a flare tip ignition device and flare tip burner pilot. The costs of the patents are being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired. Amortization expense for patents of $27,484 was recognized for each of the years ended December 31, 2002 and 2001. Amortization expense for each of the next five years is expected to be $27,484 per year.

     Goodwill
     --------
     Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in various acquisitions and was being amortized on a straight-line basis over 20 years. Amortization expense of $124,425 was recognized for the year ended December 31, 2001. The Company ceased amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards ("FAS") No. 142. See Note 14.

     FAS 142 requires that goodwill be tested for impairment at least annually. The Company completed its initial test for goodwill impairment during the second quarter 2002, at which time no impairment was indicated.

     Long-Lived Assets
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets, including patents and goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 2002.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Total advertising expense was $49,720 in 2002 and $56,335 in 2001.

     Revenue Recognition
     -------------------
     Revenue from the sales of custom and fabricated and rebuilt compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuilt compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor service, and retrofitting services is recognized upon providing services to the customer. Operating lease revenue is recognized over the term of the agreements. Maintenance agreement revenue is recognized as services are rendered. Deferred income represents items that have been billed to customers based on contractual agreements, but have not yet been shipped. Rental and lease revenue is recognized over the terms of the respective lease agreements based upon the classification of the lease.

     Stock-Based Compensation
     ------------------------
     The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion
     (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FAS No. 123, Accounting for Stock-Based Compensation, and FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, requires disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans in 2002 were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grant; stock price volatility 50%; risk free interest rate 5.2% and 4.0% and no dividends during the expected term as the Company does not have a history of paying cash dividends. There were no options issued in 2001.

     If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income and net income per share, basic and diluted, would have been as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                      2002
                                                                  -------------

    Net income, as reported                                       $     786,085


    Add: Stock-based employee compensation included in
    reported net income                                                    --
    Deduct: Total stock-based employee compensation expense
    determined under fair value method for all awards                   (39,000)
                                                                    -----------
    Net income, pro forma                                           $   747,085
                                                                    -----------
    Net income per share:
    Basic, as reported                                              $      0.19
                                                                    ===========
    Basic, pro forma                                                $      0.18
                                                                    ===========
    Diluted, as reported                                            $      0.16
                                                                    ===========
    Diluted, pro forma                                              $      0.15
                                                                    ===========
    Weighted average fair value of options granted during the year  $      2.24
                                                                    ===========

     Description of Leasing Arrangements
     -----------------------------------
     The Company's leasing operations principally consist of the leasing of natural gas compressor packages and flare stacks. The Company has one seven-year lease of natural gas irrigation engines to an agricultural entity that is classified as a sales-type lease. The remaining leases are all classified as operating leases. See Note 5.

     Income Taxes
     ------------
     The Company files a consolidated tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the valuation of assets and goodwill acquired in acquisitions. It is at least reasonably possible these estimates could be revised in the near term and the revisions would be material.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance FAS 143, Asset Retirement Obligations. FAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective on January 1, 2003, as required. The transition adjustment resulting from the adoption of FAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

     In October 2001, the FASB approved for issuance FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 replaces SFAS 121,
     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of FAS 144 applied to the Company beginning January 1, 2002 and did not have a material effect on its financial position, results of operations, or cash flows.

     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 2002, the FASB issued FAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement
     123. For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and plans on continuing using this method to account for stock options; therefore, it does not intend to adopt the transition requirements as specified in FAS 148. The Company has adopted the new FAS 148 disclosure requirements with these financial statements.

2.   ACQUISITION
     -----------

     In March 2001, the Company acquired the assets, primarily compressors, office furniture and fixtures, building and land, of Dominion Michigan Production Services, Inc. ("Dominion") for a total purchase price of $8 million, subject to adjustment. $1 million of the purchase price was paid in cash with the remainder financed by the seller (see Note 7). The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of cost over the fair value of net assets acquired totaled approximately $741,000 and was recorded as goodwill as of the acquisition date. The operating results of the acquired business have been included in the Company's financial statements beginning April 1, 2001. The following unaudited pro forma information has been prepared as if the acquisition of the assets of Dominion had occurred at the beginning of the year ended December 31, 2001. Such information is not necessarily reflective of the actual results that would have occurred had the acquisition occurred on that date.
     Net sales                                                     $   9,563,146
     Net income                                                          429,276
     Net income per common share                                   $        0.13
     Net income per common share, assuming dilution                $        0.12

     In connection with the acquisition, a total fee of $440,000 was paid to the investment banker/advisor. A director of the Company has a 1% interest in the investment banker/advisor.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following at December 31, 2002:

     Land and building                                             $  1,345,740
     Leasehold improvements                                             124,902
     Equipment and furniture                                            604,134
     Rental equipment                                                15,092,994
     Vehicles                                                           736,688
                                                                   ------------
                                                                     17,904,458
     Less accumulated depreciation                                   (2,209,512)
                                                                   ------------
                                                                   $ 15,694,946
                                                                   ============

     Depreciation  expense for property and equipment of $1,137,520 and $751,257
     was   recognized   for  the  years  ended   December  31,  2002  and  2001,
     respectively.

4.   INVESTMENT IN JOINT VENTURE
     ---------------------------

     The Company owns a non-controlling 50% interest in a joint venture, Hy-Bon Rotary Compression, LLC ("Hy-Bon"). Hy-Bon leases natural gas compressors provided by each party and provides the related service and maintenance to the customers. Income is split between the parties based on the revenue of their respective compressors on lease. The Company's investment is accounted for on the equity method, in which the Company recognizes its share of the earnings or loss of the joint venture determined in accordance with the Hy-Bon operating agreement. The Company's total equity method investment in Hy-Bon at December 31, 2002 totaled $198,313. The Company's equity in the earnings of Hy-Bon was $485,109 and $224,231 in 2002 and 2001, respectively. Summarized financial information of Hy-Bon follows:

                                                                   December 31,
                                                                       2002
                                                                   ------------
     BALANCE SHEET:
        ASSETS:
          Current assets                                           $    393,271
          Equipment, net                                                 65,857
                                                                   ------------
                   Total assets                                    $    459,128
                                                                   ============

        LIABILITIES:
             Current liabilities                                   $     84,666
          Notes payable                                                  27,951
          Members' capital                                              346,511
                                                                   ------------
                   Total liabilities and equity                    $    459,128
                                                                   ============


                                                For the Years Ended December 31,
                                                --------------------------------
                                                     2002              2001
                                                --------------    --------------
     STATEMENT OF OPERATIONS:
         Total revenue                          $    1,296,728    $      644,170
         Total expenses                                388,483           193,756
                                                --------------    --------------
                    Net income                  $      908,245    $      450,414
                                                ==============    ==============

     Subsequent to December 31, 2002, the Company agreed to purchase the compressors owned by the other party that are used in the joint venture for $2,150,000.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LEASING ACTIVITY
     ----------------

     The following lists the components of the net investment in the Company's sales-type lease as of December 31, 2002:

       Total minimum lease payments receivable                      $   243,072
       Less unearned income                                             (32,560)
                                                                    -----------
                                                                    $   210,512
                                                                    ===========

     Future minimum lease payments are approximately $122,000 per year until the lease expiration in December 2004.

     The Company leases natural gas compressor packages to entities in the petroleum industry. These leases are classified as operating leases and generally have original lease terms of one to five years and continue on a month-to-month basis thereafter. Future minimum lease payments for leases not on a month-to-month basis at December 31, 2002 are as follows:

           Year Ended December 31,
           -----------------------
                   2003                                             $   799,831
                   2004                                                 828,085
                   2005                                                 861,208
                   2006                                                 245,743
                                                                    -----------
                  Total                                             $ 2,734,867
                                                                    ===========

6.   LINE OF CREDIT
     --------------

     The Company has a line of credit with a financial institution that allows for borrowings up to $750,000, bears interest at the prime rate plus 1% (5.25% at December 31, 2002) and requires monthly interest payments with principal due at maturity on March 15, 2003. The line of credit is collateralized by substantially all of the assets of the Company. At December 31, 2002, there was no outstanding balance on this line of credit.

     The line of credit and first three notes listed in Note 7 are with the same bank and include certain covenants, the most restrictive of which require the Company to maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth. The Company was in compliance with all covenants except the cash flow ratio at December 31, 2002. The bank granted the Company a waiver until June 30, 2003 for its non-compliance with the cash flow ratio.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       LONG-TERM DEBT

     Long-term debt at December 31, 2002 consisted of the following:
     Notepayable to a bank,  interest at bank's prime rate plus 1.0% (5.25%
          at December 31, 2002),  monthly  payments of principal of $58,333 plus
          interest,   until   maturity  in  October  15,   2007.   The  note  is
          collateralized by substantially all of the assets of the Company.  See
          Note 6 regarding loan covenants.                                            $  3,383,334

     Note  payable  to a bank,  interest  at prime  rate  plus 1% (5.25% at
          December  31,  2002),  monthly  payments of  principal of $30,889 plus
          interest   until   maturity  on  November  15,   2007.   The  note  is
          collateralized by substantially all of the assets of the Company.  See
          Note 6 regarding loan covenants.                                               1,853,340

     Note  payable  to a bank,  interest  at prime  rate  plus 1% (5.25% at
          December  31,  2002),  monthly  payments of  principal of $45,746 plus interest until maturity on March 15, 2006. The note is  collateralized by  substantially  all  of  the  assets  of the  Company.  See  Note 6
          regarding loan covenants.                                                      1,734,947

     Notepayable to a bank,  interest at 11%, monthly payments of principal and  interest  totaling  $2,614,  until  maturity in  September  2010,
          collateralized by a building.                                                    214,321

     Note payable to an individual,  interest at 10%,  monthly  payments of principal and interest  totaling $1,255 until maturity in August 2010.
          This note is collateralized by a building.                                        80,443

     Various  notes  payable to a bank,  interest  rates ranging from prime plus 1% (5.25% at December  31,  2002) to 7.75%,  monthly  payments of principal and interest  until maturity dates ranging from July 2003 to
          July 2004. These notes are collateralized by various vehicles.                    60,545


     Capital lease                                                                          43,540

     Other notes payable, various terms                                                    131,934
                                                                                      ------------

     Total                                                                               7,502,404
                                                                                      ------------

     Less current portion                                                               (1,750,223)
                                                                                      ------------

                                                                                      $  5,752,181
                                                                                      ============

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows:

                      2003                    $  1,750,223
                      2004                       1,720,683
                      2005                       1,675,968
                      2006                       1,180,057
                      2007                         977,654
                   Thereafter                      197,819
                                              ------------
                                              $  7,502,404
                                              ============

8.   SUBORDINATED NOTES
     ------------------

     On October 31, 2000, the Company initiated a private placement of subordinated debt units. Each unit consists of a $25,000 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company's common stock at $3.25 per share. Interest only is payable annually, with all principal due at maturity. The warrants were valued at their estimated fair market value resulting in a discount relating to the warrants of $87,128. Proceeds from this offering totaled $1,539,260. Under the terms of the offering, all proceeds from the notes must be used for the operations of NGE Leasing. In connection with the offering, a placement agent was paid a 10% cash commission and 3% non-accountable expense allowance totaling $200,104, and was issued warrants in the same form as those issued in the offering for a total of 61,570 shares. The warrants were valued at their estimated fair market value of $9,236. Total debt issuance costs of $237,658 are recorded as a debt discount and the total debt discount of $324,786 is being amortized using the effective interest rate method over the life of the notes. The balance of the subordinated debt, net of unamortized discount of $194,874, is $1,344,387 at December 31, 2002.

     Certain stockholders, officers and directors purchased units in this offering, (totaling $259,261 in notes and warrants representing 103,704 shares) on the same terms and conditions as non-affiliated purchasers in the offering.

9.   INCOME TAXES
     ------------

     The provision for income taxes consists of the following:

                                                            2002         2001
                                                         ----------   ----------
     Current provision:
         Federal                                         $     --     $     --
         State                                               25,900        9,100
                                                         ----------   ----------
                                                             25,900        9,100
     Deferred provision:
         Federal                                            491,363      269,100
         State                                               66,200       35,700
                                                         ----------   ----------
                                                            557,563      304,800
                                                         ----------   ----------
                                                         $  583,463   $  313,900
                                                         ==========   ==========

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows:

                                                                        2002
                                                                    -----------
     Deferred income tax assets:
         Net operating loss                                         $   892,000
         Other                                                           48,000
                                                                    -----------

               Total deferred income tax assets                         940,000
                                                                    -----------

     Deferred income tax liabilities:
         Property and equipment                                      (1,962,000)
         Goodwill and other intangible assets                          (149,000)
                                                                    -----------

               Total deferred income tax liabilities                 (2,111,000)
                                                                    -----------

               Net deferred income tax liabilities                  $(1,171,000)
                                                                    ===========

     The effective tax rate differs from the statutory rate as follows:

                                                         2002           2001
                                                     -----------    -----------
Statutory rate                                               34%            34%
State and local taxes                                         7%             6%
Non-deductible goodwill amortization                        --              14%
Other non-deductible expenses                                 2%           --
Other                                                       --              (9%)
                                                     -----------    -----------
Effective rate                                               43%            45%
                                                     ===========    ===========

     At December 31, 2002, the Company had available federal net operating loss ("NOL") carryforwards of approximately $2,420,000, which may be used to reduce future taxable income and begin to expire in 2020 through 2022.

10.  STOCKHOLDERS' EQUITY
     --------------------

     Initial Public Offering
     -----------------------
     In October, 2002, the Company closed an initial public offering in which it sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for a total of $7,875,000. Costs and commissions associated with the offering totaled $1,345,830. The warrants are exercisable anytime through October 2006 at $6.25 per share. In connection with this offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants to purchase 150,000 shares at $0.3125 per share.

     Warrants
     --------
     In April 2002 and March 2001, five-year warrants to purchase 16,472 shares of common stock at $3.25 per share and 68,524 shares at $2.50 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. These warrants were immediately exercisable and were recorded at their estimated fair values of $42,025 in 2002 and $23,137 in 2001.

     Preferred Stock
     ---------------
     The Company has a total of 5,000,000 authorized preferred shares, with rights and preferences as designated by the Board of Directors. Of the preferred shares, 1,177,000 shares are designated 10% Convertible Series A Preferred Stock. The Series A shares have a cumulative annual dividend rate of 10%, when and if declared by the Board of Directors payable thirty days

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     after the end of each quarter. Holders are entitled to one vote per share and the Series A shares are convertible into common stock initially at a price of $3.25 per share, subject to adjustment based on the market price and various other contingencies. In addition, Series A shares will automatically be converted to common stock on a one-for-one basis if or when the Company's common stock trades on a public exchange at a price of $6.50 per share or greater for twenty consecutive days. The Series A shares have a liquidation preference of $3.25 per share plus accrued and unpaid dividends over common stock.

     The Company initiated a private placement of its Series A shares in July 2001. Under the terms of the placement agreement, the Company offered a maximum of 770,000 Series A shares at a price of $3.25 per share. As of December 31, 2001, the Company had received gross proceeds of $1,225,751 from the offering, net of $322,518 of offering costs, for 377,154 Series A shares. Included in the offering costs, are a 10% commission and 3% non-accountable expense allowance paid to the placement agent. In 2002, additional proceeds of $14,625 were received representing 4,500 additional Series A shares issued. Total Series A shares outstanding at December 31, 2002 were 381,654. A total of 18,000 and 12,000 Series A shares were issued in the offering to a director and a stockholder, respectively, on the same terms and conditions as those sold to non-affiliated purchasers in the private offering.

11.  STOCK-BASED COMPENSATION
     ------------------------

     Stock Options
     -------------

     In December 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan"). 150,000 shares of common stock have been reserved for issuance under the Plan. All options granted under the Plan will expire ten years after date of grant. The option price is to be determined by the Board of Directors on date of grant.

     In September 1999, the Company granted 27,000 non-qualified stock options to certain employees to purchase the Company's common stock at $2.00 per share. The options vest over three years and expire in 2009.

     In April 2002, the Company granted 42,000 non-qualified stock options to certain employees to purchase the Company's common stock at $3.25 per share. The options vest over three years and expire in April 2012. Also, in December 2002, the Company granted 7,500 non-qualified stock options to the three outside directors to purchase the Company's common stock at $3.88 per share any time through December 2012.

     In September 1999, the Company granted 100,000 non-qualified stock options to an advisory director to purchase the Company's common stock at $2.00 per share anytime through September 30, 2004. These options were not granted pursuant to the Plan described above.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following is a summary of activity for the stock options outstanding for the years ended December 31, 2002 and 2001:



                                      DECEMBER 31, 2002       DECEMBER 31, 2001
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                     Number     Average      Number      Average
                                       Of       Exercise      Of        Exercise
                                     Shares      Price       Shares       Price
                                   ---------   ---------   ---------   ---------

  Outstanding, beginning of year     112,000   $    2.00     112,000   $    2.00
        Canceled or expired             --          --          --          --
        Granted                       49,500        3.35        --          --
        Exercised                       --          --          --          --
                                   ---------   ---------   ---------   ---------
  Outstanding, end of year           161,500   $    2.41     112,000   $    2.00
                                   =========   =========   =========   =========
  Exercisable, end of year           128,800   $    2.21     112,000   $    2.00
                                   =========   =========   =========   =========

12.  COMMITMENT
     ----------

     401(k) Plan
     -----------
     Effective January 1, 2001, the Company offered a 401(k) Plan (the "Plan") to all employees that had reached the age of eighteen and had completed six months of service. The participants may contribute up to 15% of their salary. Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years. The Company contributed $50,233 to the Plan in 2002.

13.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
     ------------------------------------------------

     Sales to one customer in the year ended December 31, 2002 and one customer in the year ended December 31, 2001 amounted to a total of 30% and 26% of consolidated revenue, respectively. No other single customer accounted for more than 10% of the Company's sales in 2002 or 2001. At December 31, 2002, the Company had one customer that accounted for 12% of the Company's trade accounts receivable. The Company generally does not obtain collateral, but requires deposits of as much as 50% on large custom contracts. The Company performs periodic credit evaluations on its customers' financial condition and believes that no allowance for doubtful accounts for trade receivables is necessary at December 31, 2002.

14.  GOODWILL - ADOPTION OF STATEMENT 142
     ------------------------------------

     The Company adopted FAS 142 on January 1, 2002, at which time it ceased the amortization of goodwill. At December 31, 2002, the Company's goodwill had a carrying value of $2,589,654. Pursuant to FAS 142, the Company completed its initial test for goodwill impairment in 2002 and no impairment was indicated. The following table sets forth the effect of the adoption of FAS 142 on the 2001 financial statements as if it had been adopted on January 1, 2001.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       FOR THE YEAR
                                                          ENDED
                                                       DECEMBER 31,
                                                           2001
                                                       ------------

             Reported net income                       $    381,993
             Add back: Goodwill amortization, net of
                tax effect                                  124,425
                                                       ------------
             Adjusted net income                       $    506,418
                                                       ============

             Basic earnings per share:
                Reported net income                    $        .11
                Goodwill amortization                           .04
                                                       ------------
                Adjusted net income                    $        .15
                                                       ============

             Diluted earnings per share:
                Reported net income                    $        .11
                Goodwill amortization                           .03
                                                       ------------
                Adjusted net income                    $        .14
                                                       ============

15.  SEGMENT INFORMATION
     -------------------

     FAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance.
      The Company identifies its segments based on its subsidiary entities.
      The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as income before income taxes. The following amounts are expressed in thousands:


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                          RGS         NGE         GLC        NGSG         Elim.        Total
                                       ---------   ---------   ---------   ---------    ---------    ---------
For the year ended December 31,
2002:
Revenue from external customers        $   3,298   $   2,319   $   4,680   $    --      $    --      $  10,297
Inter-segment revenue                      5,756          45          20        --         (5,821)        --
Gross profit                               1,329       1,669       1,727        --           --          4,725
Depreciation and amortization                122         439         558          47         --          1,166
Interest expense                               9         392         537          38         --            976
Other income                                   4          15        --          --           --             19
Equity in the net income of investee
 accounted for by the equity method         --           485        --          --           --            485
Income taxes                                --          --          --           583         --            583
Net income                                   411       1,177         364      (1,166)        --            786

As of December 31, 2002:
Segment assets                             3,779      10,905       8,587         666         --         23,937
Goodwill                                   1,873        --           717        --           --          2,590


For the year ended December 31,
2001:
Revenue from external customers        $   3,841   $   1,519   $   3,402   $    --      $    --      $   8,762
Inter-segment revenue                      2,691        --          --          --         (2,691)        --
Gross profit                               1,231       1,076       1,513        --           --          3,820
Depreciation and amortization                104         252         423         124         --            903
Interest expense                               4         395         489          36         --            924
Other income                                  19         130           3          45         --            197
Equity in the net income of investee
 accounted for by the equity method         --           224        --          --           --            224
Income taxes                                --          --          --           314         --            314
Net income                                   180         549         307        (654)        --            382

As of December 31, 2001:
Segment assets                             1,200       6,107       9,181       2,322         --         18,810
Goodwill                                   1,873        --           717        --           --          2,590

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 28, 2003                    NATURAL GAS SERVICES GROUP, INC.
     ----------------

                                         /s/ Wayne L. Vinson
                                        ----------------------------------------
                                        Wayne L. Vinson, President and Principal
                                        Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:



Signature                                Title                 Date
---------                                -----                 ----


 /s/ Wallace O. Sellers                 Director                  March 28, 2003
-------------------------
Wallace O. Sellers


 /s/Wayne L. Vinson                     Director                  March 28, 2003
-------------------------
Wayne L. Vinson


 /s/ Scott W. Sparkman                  Director                  March 28, 2003
-------------------------
Scott W. Sparkman


 /s/ Charles G. Curtis                  Director                  March 28, 2003
-------------------------
Charles G. Curtis


 /s/ James T. Grigsby                   Director                  March 28, 2003
-------------------------
James T. Grigsby

                                  CERTIFICATION

         I, Wayne L. Vinson, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Natural Gas Services Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                            /s/ Wayne L. Vinson
       --------------                           --------------------------------
                                                Wayne L. Vinson
                                                Title:   Chief Executive Officer

                                 CERTIFICATION

         I, Earl R. Wait, certify that:

         I have reviewed this annual report on Form 10-KSB of Natural Gas Services Group, Inc.;

         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                           /s/ Earl R. Wait
      --------------                            --------------------------------
                                                Earl R. Wait
                                                Title:   Chief Financial Officer

Exhibit No.      Description and Method of Filing
-----------      --------------------------------

2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc.*
3.1              Articles of incorporation.**
3.2 Amendment to articles of incorporation dated March 31, 1999, and filed on May 25, 1999.**
3.3 Amendment to articles of incorporation dated July 25, 2001, and filed on July 30, 2001.**
3.4              Bylaws.**
4.1              Form of warrant certificate.**
4.2              Form of warrant agent agreement.**
4.3              Form of lock-up agreement.**
4.4              Form of  representative's  option  for the  purchase  of common stock**
4.5              Form of representative's option for the purchase of warrants**
10.1             1998 Stock Option Plan.**
10.2 Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.**
10.3 Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc.**
10.4 Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace O. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank dated September 15, 1999, and First Amendment dated March 9, 2001, Second Amendment dated March 20, 2001, and Third Amendment dated July 25, 2001.**
10.5             Employment  Agreement  between Natural Gas Services Group, Inc.
                 and Alan Kurus dated August 31, 2000.**
10.6             Employment  Agreement  between Natural Gas Services Group, Inc.
                 and Wayne Vinson dated January 1, 1999**.
10.7             Employment  Agreement  between Natural Gas Services Group, Inc.
                 and Earl R. Wait dated January 1, 1999.**
10.8             Form of  Series  A 10%  Subordinated  Notes  due  December  31,
                 2006.**

10.9             Form of Five-Year Warrants to Purchase Common Stock.**
10.10            Warrants issued to Berry-Shino Securities, Inc.**
10.11            Warrants issued to Neidiger, Tucker, Bruner, Inc.**
10.12            Form of warrant issued in March 2001 for guaranteeing debt.**
10.13            Form of warrant issued in April 2002 for guaranteeing debt.**
10.14            Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(1)(4), 13(d)(1), 13(d)(2)
                 and 13(d)(3) to Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.**
10.15 Sixth Amendment dated May 6, 2002, to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace O. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank.**
10.16 Certain exhibits to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace O. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank dated September 15, 1999.**
10.18            Articles of Organization of Hy-Bon Rotary  Compression,  L.L.C.
                 dated April 17, 2000 and filed on April 20, 2001.**
10.19            Regulations of Hy-Bon Rotary Compression, L.L.C.**
10.20 Fourth Amendment dated December 12, 2002, and Fifth Amendment dated April 2, 2002, to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace D. Sellers, CAV-RDV, Ltd., Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank.**
10.21 Multiple Advance Term Promissory Note dated April 3, 2002, in the amount of $1,853,340 from Natural Gas Securities Group, Inc. to Western National Bank**
10.22 Consolidated Term Promissory Note dated April 3, 2002, in the amount of $2,146,660.93 from Natural Gas Services Group, Inc. to Western National Bank.**
10.23 Revolving Line of Credit Promissory Note dated April 3, 2002, in the amount of $750,000 from Natural Gas Services Group, Inc. to Western National Bank.**
10.24 Seventh Amendment dated September 30, 2002 to Loan Agreement between Natural Gas Services Group, Inc., Wallace Sparkman, Wallace D. Sellers, CAV-RDV, Ltd. Diamente Investments, L.P., Rotary Gas Systems, Inc., NGE Leasing, Inc. and Western National Bank.**

10.25            Termination  of  Employment  Agreement  Letter  relating to the
                 Employment Agreement of Alan Kurus***
10.26            Termination  of  Employment  Agreement  Letter  relating to the
                 Employment Agreement of Wayne L. Vinson***
10.27            Termination  of  Employment  Agreement  Letter  relating to the
                 Employment Agreement of Earl R. Wait***
21               Subsidiaries of the registrant.**
99.1             Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.***
99.2             Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.***

* Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed as an exhibit to the Current Report on Form 8-K of Natural Gas Services Group, Inc. dated February 28, 2003

** Exhibits 3.1 through 10.24 and 21 are incorporated by reference to the exhibits filed as exhibits to Registration Statement No. 333-88314 of Natural Gas Services Group, Inc.

***      Exhibits 10.25, 10.26, 10.27, 99.1 and 99.2 are filed herewith.