Form 10QSB
period 2003-03-31
NATURAL GAS SERVICES GROUP INC
filed 2003-05-15
CIK 1084991

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from__________ to__________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                         Outstanding at
          Class                                          April 30, 2003
-----------------------------                      -----------------------------

Common Stock, $.001 par value                                4,857,632
                                                       ---------------------

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

================================================================================

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398

Quarter Ended March 31, 2003


FORM 10-QSB

Part I - FINANCIAL INFORMATION


Unaudited Consolidated Balance Sheet.....................................Page  1


Unaudited Consolidated Income Statements.................................Page  2


Unaudited Consolidated Statements of Cash Flows..........................Page  3


Notes to Unaudited Consolidated Financial Statements.....................Page  4


Management's Discussion and Analysis or Plan of Operation................Page  6

Control and Procedures...................................................Page 10

Part II - OTHER INFORMATION

Changes in Securities and Use of Proceeds................................Page 10

Exhibits and Reports on Form 8-K.........................................Page 11

Signatures...............................................................Page 11

                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                                 March 31, 2003

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 1,611,244
   Accounts receivable - trade                                           981,398
   Lease receivable - net                                                100,143
   Inventory                                                           2,204,467
   Prepaid expenses                                                       45,038
                                                                     -----------
         Total current assets                                          4,942,290

Property, plant and equipment, net                                    18,443,470
Goodwill, net                                                          2,589,655
Patents, net                                                             134,555
Lease receivable net                                                      87,198
Other assets                                                             113,423
                                                                     -----------
         Total assets                                                $26,310,591
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt and capital lease               $ 2,224,133
   Accounts payable and accrued liabilities                              848,809
   Unearned Income                                                       423,946
                                                                     -----------
         Total current liabilities                                     3,496,888

Long term portion, less current portion and capital lease              7,110,375
Subordinated notes, net                                                1,360,626
Deferred income tax payable                                            1,254,856
                                                                     -----------
              Total liabilities                                       13,222,745
                              SHAREHOLDERS' EQUITY
Preferred stock                                                            3,817
Common stock                                                              48,576
Paid in capital                                                       10,968,733
Retained earnings                                                      2,066,720
                                                                     -----------
         Total shareholders' equity                                   13,087,846
                                                                     -----------
         Total liabilities and shareholders' equity                  $26,310,591
                                                                     ===========


The accompanying notes are an integral part of the consolidated balance sheet

                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------
Revenue:
   Sales                                           $   565,272      $ 1,349,017
   Service and maintenance income                      377,310          341,862
   Leasing income                                    1,401,163          999,517
                                                   -----------      -----------
                                                     2,343,745        2,690,396
Cost of revenue:
   Cost of sales                                       433,173        1,065,152
   Cost of service and maintenance                     335,301          333,148
   Cost of leasing                                     360,917          282,535
                                                   -----------      -----------
                                                     1,129,391        1,680,835
                                                   -----------      -----------
Gross Margin                                         1,214,354        1,009,561

 Operating Cost:
   Selling expense                                     138,947          124,667
   General and administrative expense                  380,166          273,541
   Amortization and depreciation                       361,966          254,404
                                                   -----------      -----------
                                                       881,079          652,612
                                                   -----------      -----------
Operating income                                       333,275          356,949

   Interest expense                                   (154,083)        (257,360)
   Equity in earnings of joint venture                    --             83,452
   Other income                                         22,547            1,698
                                                   -----------      -----------
Income before income taxes                             201,739          184,739
   Provision for income tax                             83,856           88,563
                                                   -----------      -----------
Net income                                             117,883           96,176
   Preferred dividends                                  31,010           44,185
                                                   -----------      -----------
Net income available to common shareholders        $    86,873      $    51,991
                                                   ===========      ===========


         Earnings per share:
         Basic                                     $      0.02      $      0.02
         Diluted                                   $      0.02      $      0.01
         Weighted average Shares:
         Basic                                       4,857,632        3,357,632
         Diluted                                     5,059,456        3,798,176

The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                     Three Months      Three Months
                                                                         Ended             Ended
                                                                    March 31, 2003    March 31, 2002
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $      117,883    $       96,176
      Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                        361,966           254,404
      Deferred taxes                                                        83,856            88,563
      Amortization of debt issuance costs                                   16,239            16,239
      Equity in earnings of joint venture                                     --             (83,452)
      Gain on disposal of assets                                           (14,979)             --
      Changes in operating assets and liabilities:
      Trade and other receivables                                         (335,448)         (375,592)
      Inventory                                                           (658,519)         (255,626)
      Prepaid expenses and other                                           128,264            21,233
      Accounts payable and accrued liabilities                             146,651           188,612
      Deferred income                                                      106,385            27,143
      Other                                                                (85,659)          (55,507)
                                                                    --------------    --------------
  NET CASH USED IN OPERATING ACTIVITIES                                   (133,361)          (77,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (3,143,155)         (782,522)
   Acquisition of remaining interest in LLC net of cash  acquired          241,953              --
   Proceeds from sale of property and equipment                            105,000              --
   Decrease in lease receivable                                             23,171            20,115
   Distribution from equity method investee                                 49,890            57,839
                                                                    --------------    --------------
  NET CASH USED IN INVESTING ACTIVITIES                                 (2,723,141)         (704,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans and line of credit                       2,225,623           675,000
   Repayments of long term debt                                           (440,505)         (231,581)
   Proceeds from stock offering, net of offering cost                         --              12,724
   Dividends paid on preferred stock                                       (31,010)          (44,185)
                                                                    --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                    1,754,108           411,958
                                                                    --------------    --------------
NET CHANGE IN CASH AND CASH EQUVALENTS                                  (1,102,394)         (370,417)
CASH AT BEGINNING OF PERIOD                                              2,713,638           506,669
                                                                    --------------    --------------
CASH AT END OF PERIOD                                               $    1,611,244    $      136,252
                                                                    ==============    ==============

SUPPLEMENTAL DICLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                 $      154,083    $      257,360
      Income taxes paid                                             $         --      $         --


The accompanying notes are an integral part of the consolidated statements of cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation

         The accompanying unaudited financial statements present the consolidated results of our company and its wholly-owned subsidiaries taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2003 and the results of our operations for the three months periods ended March 31, 2003 and 2002 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying financial statements do not include all disclosures normally required by accounting principals generally accepted in United States of America. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB on file with the SEC. Investments in joint ventures in which our company does not have majority voting control are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. In our opinion , the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

         The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003

(2) Stock-based Compensation

Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation," encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.

Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                      Three Months Ended
                                                                           March 31,
                                                                       2003         2002
                                                                    ---------    ---------
Pro forma impact of fair value method
 Income applicable to common shares, as reported                       86,873       51,991
 Pro-forma stock-based compensation costs under the fair value
  method, net of related tax                                           (7,683)
 Pro-forma income applicable to common shares under the
  fair-value method                                                    79,190       51,991
Earnings per common share
 Basic earnings per share reported                                       0.02         0.02
 Diluted earnings per share reported                                     0.02         0.01
 Pro-forma basic earnings per share under the fair value method          0.02         0.02
 Pro-forma diluted earnings per share under the fair value method        0.02         0.01
Weighted average Black-Scholes fair value assumptions:
 Risk free rate                                                     4.0%-5.2%    4.0%-5.2%
 Expected life                                                       5-10 yrs     5-10 yrs
 Expected volatility                                                    50.0%        50.0%
 Expected dividend yield                                                 0.0%        0.0%

(3) Acquisitions

         On February 28, 2003 we entered into an agreement with Hy-Bon Engineering Company, Inc. ("Hy-Bon") pursuant to which we agreed to purchase and Hy-Bon agreed to sell 28 of it's compressor packages. The adjusted purchase price amounted to approximately $2,140,000. As part of the purchase and sale agreement, Hy-Bon will withdraw as a member of Hy-Bon Rotary Compression, L.L.C. effective as of January 1, 2003. We, as the other member of Hy-Bon Rotary Compression, L.L.C., will retain all assets of Hy-Bon Rotary Compression, L.L.C. that as of December 31, 2002, had an unaudited aggregate value of $346,511. We plan to dissolve Hy-Bon Rotary Compression, L.L.C. and have agreed not to operate under the name Hy-Bon.

(4) Long Term Debt

         We entered into a new loan agreement with our bank, as of March 26, 2003 that included new borrowing of $2,150,000 in the form of a term loan with monthly principal payments of $35,833 with interest at 1% over prime for 60 months. The proceeds from this new borrowing were used to purchase the 28 gas compressors from Hy-Bon Engineering Company Inc. The new loan agreement also included the renewal of our line of credit for $750,000 with interest at 1% over prime for one year.

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

Our segment information is set forth in the following table:

                                                                      Natural Gas
     (in thousands)           Rotary          NGE       Great Lakes     Services
                                Gas         Leasing     Compression      Group          Total
   Three Months Ended       -----------   -----------   -----------   -----------    -----------
     March 31, 2003

Revenue                     $       444   $       859   $     1,041   $      --      $     2,344
Inter-segment revenue             1,407            17             5          --            1,429
Net Income                          (43)          333           129          (301)           118
Segment Assets                4,201,698    12,793,607     8,852,262       463,024     26,310,591


                                                                      Natural Gas
     (in thousands)           Rotary          NGE       Great Lakes     Services
                                Gas         Leasing     Compression      Group          Total
   Three Months Ended       -----------   -----------   -----------   -----------    -----------
     March 31, 2002
Revenue                     $       867   $       499   $     1,324   $      --      $     2,690
Inter-segment revenue             1,417                                      --            1,417
Net Income                           17           233            54          (208)            96
Segment Assets                2,496,603     5,628,512     9,127,166     2,316,022     19,568,303

(6) Earnings per common share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Basic earnings per share Numerator:
  Net income                                         $   117,883    $    96,176
  Less: dividends on preferred shares                    (31,010)       (44,185)
                                                     -----------    -----------
  Net income available to common shareholders        $    86,873    $    51,991
                                                     ===========    ===========

 Denominator -
  Common shares outstanding                            4,857,632      3,357,632
                                                     ===========    ===========

  Basic earnings per share                           $      0.02    $      0.02
                                                     ===========    ===========

Diluted earnings per share Numerator:
  Net income                                         $   117,883    $    96,176
  Less: dividends on preferred shares (1)                (31,010)       (44,185)
                                                     -----------    -----------
  Net income available to common shareholders        $    86,873    $    51,991
                                                     ===========    ===========

 Denominator :
  Common shares outstanding                            4,857,632      3,357,632
  Common stock options and warrants                      201,824        440,544
  Conversion of preferred shares (1)                        --             --
                                                     -----------    -----------
                                                       5,059,456      3,798,176
                                                     ===========    ===========

  Diluted earnings per share                         $      0.02    $      0.01
                                                     ===========    ===========

(1) preferred shares were anti-dilutive for the three months ended March 31, 2003 and 2002





Management's Discussion and Analysis

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

         Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt and bank debt. Proceeds were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of gas compressors.

         At March 31, 2003, we had cash and cash equivalents of $1,611,000, working capital of $1,445,000 and non-subordinated debt of $9,334,000 of which approximately $2,224,000 was classified as current. We had negative net cash flow from operating activities of approximately $133,000 during the first three months of 2003. This was primarily from net income of $118,000 plus depreciation and amortization of $362,000, an increase in accounts payable and accrued liabilities of $147,000, an increase in deferred taxes of $84,000 and an increase in deferred income of $106,000 offset by an increase in inventory of $658,000 and receivable of $335,000.

         On October 24, 2002 we paid off the note of $6,952,464 payable to Dominion Michigan, used for the acquisition of the compression related assets of Great Lakes Compression. $3,452,464 of the funds to pay the note came from the proceeds of our initial public offering, and $3,500,000 came from additional bank financing to be amortized over 60 months at prime plus 1%.

         We entered into a new loan agreement with our bank, dated as of March 26, 2003. This included new borrowing of $2,150,000 in the form of a term loan with monthly principal payments of $35,833 with interest at 1% over prime for 60 months. The proceeds from this new borrowing were used to purchase the 28 gas compressors from Hy-Bon. The new loan agreement also included the renewal of our line of credit for $750,000 with interest at 1% over prime for one year. No funds have been drawn under the line of credit as of March 31, 2003

         Funds from the initial public offering, which closed on October 24, 2002, will permit us to actively pursue adding gas compressors to our rental fleet. We expect to fund additional rental units though the use of the offering proceeds, additional bank debt and cash flow from operations.

         A summary of the use of proceeds from our initial public offering as of March 31, 2003 is as follows:

         o        $3,452,464 million to reduce indebtedness;

         o $1,801,714 for the manufacture of gas compressors to be placed in our rental fleet, and

         o        $1,268,992 in temporary investments.



Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002


                                                                                   Natural Gas
         (in thousands)                    Rotary          NGE       Great Lakes     Services
                                            Gas          Leasing     Compression      Group          Total
                                        -----------    -----------   -----------   -----------    -----------
       Three Months Ended
         March 31, 2003
Revenue                                 $       444    $       859   $     1,041   $      --      $     2,344
Inter-segment revenue                         1,407             17             5          --            1,429
Gross margin                                    203            631           380          --            1,214
Selling, general and administrative
    expense                                     210             41            65           204            520
Depreciation and amortization
    Expense                                      34            164           158             5            361
Operating income (loss)                         (41)           426           157          (209)           333
Interest expense                                  1            100            45             8            154
Other income or (expense)                        (1)             7            17                           23
Provision for income tax                                                                    84             84
                                        -----------    -----------   -----------   -----------    -----------
Net Income (loss)                       $       (43)   $       333   $       129   $      (301)   $       118
                                        ===========    ===========   ===========   ===========    ===========






       Three Months Ended
         March 31, 2002
Revenue                                         867           499   $     1,324   $      --       $     2,690
Inter-segment revenue                         1,417          --           1,417
Gross margin                                    246           362           402          --             1,010
Selling, general and administrative
    expense                                     199            38            61           101             399
Depreciation and amortization
    expense                                      29            86           130             9             254
Operating income  (loss)                         18           238           211          (110)            357
Interest expense                                  2            89           157             9             257
Equity in earnings from joint venture                          83                                          83
Other income or (expense)                         1             1                                           2
Provision for income tax                                                                   89              89
                                        -----------   -----------   -----------   -----------     -----------
Net income (loss)                                17   $       233            54   $      (208)    $        96
                                        ===========   ===========   ===========   ===========     ===========

----------------------------

Rotary Gas Systems Operations

         Revenue from outside sources decreased $423,000 or 49% for the three months ended March 31, 2003 compared to the same period ended March 31, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This decrease was the result of a reduction in the sale of compressor and flare units to third parties.

         The gross margin percentage increased from 28% for the three months ended March 31, 2002, to 46% for the same period ended March 31, 2003. This increase resulted mainly from a change in the sales product mix. Our product mix in the three months ended March 31, 2003 included a larger percentage of rebuild, parts and service which have a greater margin than compressor unit sales.

         Selling, general and administrative expense increased from $199,000 to $210,000 or 6% for the three months ended March 31, 2002, as compared to the same period ended March 31, 2003. This was mainly the result of the increase in advertising and other selling expenses.

         Depreciation expense increased 17% from $29,000 to $34,000 for the three months ended March 31, 2002, compared to the same period ended March 31, 2003. This increase was mainly due to the purchase of additional service vehicles, shop and office equipment.

         There was a slight decrease in interest expense for the three months ended March 31, 2003 compared to the same period ended March 31, 2002, mainly due to the reduction in loan balances on vehicles.

NGE Leasing Operations

         Revenue from our rental of natural gas compressors increased 72% for the three months ended March 31, 2003, compared to the same period in 2002. This increase is the result of units added to our rental fleet. From March 31, 2002 to March 31, 2003 we added 128 gas compressor units to our rental fleet, which included the 28 units we purchased from Hy-Bon as of February 28, 2003.

         The gross margin percentage remained constant at 73% for three months ending March 31, 2002 as compared to the same period ending 2003.

         Selling, general and administrative expense increased from $38,000 to $41,000 for the three months ended March 31, 2003, as compared to the same period in 2002. This was mainly the result of an increase in sales commissions from increased rental revenue.

         Depreciation expense increased 91% from $86,000 to $164,000 for the three months ended March 31, 2002, compared to the same period ended March 31, 2003. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was an increase in interest expense from $89,000 to $100,000 for the three months ended March 31, 2003 as compared to the same period ended March 31, 2002. This is mainly as a result of an increase in bank debt used to build equipment for the rental fleet.

Great Lakes Compression

         Revenue decreased 21% for the three months ended March 31, 2003, compared to the same period in 2002. This decrease resulted from a decrease in the sales of compression units to third parties. In the period ended March 31, 2002 we had unit sales of approximately $148,000 to third parties while in the same period 2003 we had zero unit sales to third parties. Because our products are custom-built, fluctuations in revenue from outside sources are expected.

         The gross margin percentage increased from 30% for the three months ending March 31, 2002 to 37% for the same period in 2003. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts and manufacturing expenses. This increase resulted mainly from a change in the sales product mix.

         Selling, general and administrative expense increased from $61,000 to $65,000 for the three months ended March 31, 2002, as compared to the same period in 2003. This is mainly the result of a increase in selling expense.

         Depreciation expense increased from $130,000 to $158,000 for the three months ended March 31, 2002, compared to the same period ended March 31, 2003. The increase is the result of equipment that was added to the rental fleet.

         There was a decrease in interest expense from $157,000 to $45,000 for the three months ended March 31, 2002 as compared to the same period ended March 31, 2003. This decrease resulted from a reduction of the debt owed to Dominion Michigan. Part of the proceeds from our initial public offering was used to reduce debt in the amount of $3,452,464 and our bank financed the remaining balance.

         Natural Gas Services Group

         Selling, general and administrative expense increased from $101,000 to $204,000 or 103% for the three months ended March 31, 2002, as compared to the same period ended March 31, 2003. This was mainly the result of an added expense for being a publicly held company such as legal fees, auditor fees, underwriters and public relations fees.

         Amortization and depreciation expense decreased from $9,000 to $5,000 or 44% for the three months ended March 31, 2002 compared to the same period ended March 31, 2003. This mainly resulted from vehicles that were moved to our subsidiary, Great Lakes Compression.

         Interest expense decreased from $9,000 to $8,000 or 11% for the three months ended March 31, 2002 compared to the same period ended March 31, 2003. This decrease resulted from a reduction in interest rate.

         Provision of income tax is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the Provision for income tax for Natural Gas Services Group. Provision for income tax decreased $5,000 or 6% which is consistent with and pursuant to changes in state and federal tax statutes.


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



PART II - OTHER INFORMATION



Item 2.     Changes in Securities and Use of Proceeds

On October 21, 2002, our Registration Statement (File No. 333-88314) was declared effective.

Since October 21, 2002, we have incurred an aggregate of approximately $1,345,830 of expenses in connection with the offering, including underwriting discounts ($708,750), expenses paid to or for the underwriter ($157,500), and other expenses of the offering ($479,680). Such amounts were not paid directly or indirectly to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to our affiliates. Rather, such payments were to others. After deducting the total expenses, we received net offering proceeds of approximately $6,529,170. Through March 31, 2003, the net offering proceeds have been used for:

         o        $3,458,464 to reduce indebtedness;

         o $1,801,714 for the manufacture of gas compressors to be placed in our rental fleet and leased over the next one to two years; and

         o        $1,268,992 the remainder for working capital.

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398
Quarter Ended March 31, 2003
Form 10-QSB

Exhibits and Reports on Form 8-K
(a)      Exhibits

         2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (previously filed as
                  Exhibit 2.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on March 6, 2003, File No. 1-31398, and incorporated herein by reference)

         10.1 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank (previously filed as Exhibit 10.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on April 14, 2003, File No. 1-31398, and incorporated herein by reference)

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sections 1350

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sections 1350

(b)      Reports on Form 8-K

                  On March 6, 2003, we filed a Current Report on Form 8-K dated February 28,2003, with the Securities Exchange Commission under Item 5. Other Events to report our purchase of assets and LLC interest from Hy-Bon Engineering Company, Inc.

                  On April 14, 2003, we filed a Current Report on Form 8-K dated March 27, 2003, with the Securities Exchange Commission under
                  Item 5. Other Events to report the execution of the First Amended a Restated Loan Agreement with Western National Bank.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATURAL GAS SERVICES GROUP, INC.


By:  /s/ Wayne L. Vinson
   ---------------------
   Wayne L. Vinson
   President and Chief Executive
   Officer

By:  /s/ Earl R. Wait
   ---------------------
   Earl R. Wait
   Chief Financial Officer
   And Treasurer

May ___, 2003

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


Date: May ___, 2003                              /s/WayneL. Vinson
                                                --------------------------------
                                                Wayne L. Vinson
                                                Title:   Chief Executive Officer

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


Date: May __, 2003                                 /s/Earl R. Wait
                                                  ------------------------------
                                                  Earl R. Wait
                                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX


2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (previously filed as Exhibit 2.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on March 6, 2003, File No. 1-31398, and incorporated herein by reference)

10.1 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank (previously filed as Exhibit 10.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on April 14, 2003, File No. 1-31398, and incorporated herein by reference)

99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section
         1350

99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section
         1350




























14