Form 10QSB/A
period 2003-03-31
NATURAL GAS SERVICES GROUP INC
filed 2003-05-16
CIK 1084991

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

Controls and Procedures..................................................Page 10

Part II - OTHER INFORMATION

Changes in Securities....................................................Page 10

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

Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                      Three Months Ended
                                                                           March 31,
                                                                       2003         2002
                                                                    ---------    ---------
Pro forma impact of fair value method
 Income applicable to common shares, as reported                       86,873       51,991
 Pro-forma stock-based compensation costs under the fair value
  method, net of related tax                                           (7,683)        --
 Pro-forma income applicable to common shares under the
  fair-value method                                                    79,190       51,991
Earnings per common share
 Basic earnings per share reported                                       0.02         0.02
 Diluted earnings per share reported                                     0.02         0.01
 Pro-forma basic earnings per share under the fair value method          0.02         0.02
 Pro-forma diluted earnings per share under the fair value method        0.02         0.01
Weighted average Black-Scholes fair value assumptions:
 Risk free rate                                                     4.0%-5.2%    4.0%-5.2%
 Expected life                                                       5-10 yrs     5-10 yrs
 Expected volatility                                                    50.0%        50.0%
 Expected dividend yield                                                 0.0%        0.0%

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





Management's Discussion and Analysis or Plan of Operation

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

         o        $3,458,464 million to reduce indebtedness;

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

         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

(b)      Reports on Form 8-K

                  On March 6, 2003, we filed a Current Report on Form 8-K dated February 28,2003, Reporting under Item 5. the agreement to aquire certain compressor packages from Hy-Bon Engineering Company, Inc., and filing the Purchase and Sale Agreement as an exhibit under Item 7,



SIGNATURES

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

May 16, 2003

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


Date: May 16, 2003                              /s/WayneL. Vinson
                                                --------------------------------
                                                Wayne L. Vinson
                                                Title:   Chief Executive Officer

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


Date: May 16, 2003                                 /s/Earl R. Wait
                                                  ------------------------------
                                                  Earl R. Wait
                                                  Title: Chief Financial Officer

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