Form 10QSB
period 2003-06-30
NATURAL GAS SERVICES GROUP INC
filed 2003-08-07
CIK 1084991

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                            Outstanding at
           Class                                            June 30, 2003
--------------------------                            --------------------------

Common Stock, $.001 par value                                 4,881,632
                                                      --------------------------

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398

Quarter Ended June 30, 2003


FORM 10-QSB

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................Page  1

Unaudited Consolidated Balance Sheet.....................................Page  1

Unaudited Consolidated Income Statements.................................Page  2

Unaudited Consolidated Statements of Cash Flows..........................Page  3

Notes to Unaudited Consolidated Financial Statements.....................Page  4

Item 2.  Management's Discussion and Analysis or Plan of Operation.......Page  7

Item 3.  Controls and Procedures.........................................Page 12


Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................Page 13

Item 4.  Submission of Matters to a Vote of Security Holders.............Page 14

Item 6.  Exhibits and Reports on Form 8-K................................Page 15

Signatures...............................................................Page 16

                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                                  June 30, 2003

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $   976,004
   Accounts receivable - trade                                         1,482,762
   Inventory                                                           2,292,196
   Prepaid expenses                                                       81,156
                                                                     -----------
   Total current assets                                                4,832,118

Lease equipment, net                                                  16,709,633
Other property, plant and equipment, net                               2,616,661
Goodwill, net                                                          2,589,655
Patents, net                                                             127,684
Other assets                                                             114,605
                                                                     -----------
         Total assets                                                $26,990,356
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt and capital lease               $ 2,278,951
   Accounts payable and accrued liabilities                              973,025
   Unearned Income                                                       588,007
                                                                     -----------
         Total current liabilities                                     3,839,983

Long term debt and capital lease, less current portion                 6,708,947
Subordinated notes, net                                                1,376,865
Deferred income tax payable                                            1,492,573
                                                                     -----------
              Total liabilities                                       13,418,368
                              SHAREHOLDERS' EQUITY
Preferred stock                                                            3,577
Common stock                                                              49,816
Paid in capital                                                       11,167,733
Retained earnings                                                      2,350,862
                                                                     -----------
         Total shareholders' equity                                   13,571,988
                                                                     -----------
         Total liabilities and shareholders' equity                  $26,990,356
                                                                     ===========



The accompanying notes are an integral part of the consolidated balance sheet.


                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                              Three months ended June 30     Six months ended June 30
                                              --------------------------    --------------------------
                                                  2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Revenue:
   Sales                                      $   939,838    $   962,252    $ 1,505,110    $ 2,311,269
   Service and maintenance                        516,573        410,158        893,883        752,020
   Leasing income                               1,764,404      1,056,750      3,165,567      2,056,267
                                              -----------    -----------    -----------    -----------
                                                3,220,815      2,429,160      5,564,560      5,119,556
Cost of revenue:
   Cost of sales                                  713,624        472,567      1,146,797      1,561,452
   Cost of service and maintenance                335,928        348,634        671,229        658,049
   Cost of leasing                                406,867        303,764        767,784        586,299
                                              -----------    -----------    -----------    -----------
                                                1,456,419      1,124,965      2,585,810      2,805,800
                                              -----------    -----------    -----------    -----------
Gross Margin                                    1,764,396      1,304,195      2,978,750      2,313,756
Operating Cost:
   Selling expense                                185,604        119,003        324,551        243,670
   General and administrative expense             410,838        326,946        791,004        600,487
   Amortization and depreciation                  417,589        283,196        779,555        537,600
                                              -----------    -----------    -----------    -----------
                                                1,014,031        729,145      1,895,110      1,381,757
                                              -----------    -----------    -----------    -----------
Operating income                                  750,365        575,050      1,083,640        931,999

   Interest expense                              (175,706)      (265,480)      (329,789)      (522,840)
   Equity in earnings of joint venture               --          124,151           --          207,603
   Other income                                   (21,760)           212            787          1,910
                                              -----------    -----------    -----------    -----------
Income before income taxes                        552,899        433,933        754,638        618,672
   Income tax expense                             237,747        191,000        321,603        279,563
                                              -----------    -----------    -----------    -----------
Net income                                        315,152        242,933        433,035        339,109
   Preferred dividends                             31,010         31,430         62,020         75,614
                                              -----------    -----------    -----------    -----------
Net income available to common shareholders   $   284,142    $   211,503    $   371,015    $   263,495
                                              ===========    ===========    ===========    ===========


         Earnings per share:
         Basic                                $      0.06    $      0.06    $      0.08    $      0.08
         Diluted                              $      0.06    $      0.05    $      0.07    $      0.06
         Weighted average shares:
         Basic                                  4,875,324      3,357,632      4,866,527      3,357,632
         Diluted                                5,024,774      4,193,490      5,116,332      4,163,710


The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                               Six Months       Six Months
                                                                                  Ended            Ended
                                                                              June 30, 2003    June 30, 2002
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $     433,035    $     339,109
      Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                 779,555          537,600
      Deferred taxes                                                                321,573          279,563
      Amortization of debt issuance costs                                            32,478           32,477
      Warrants Issued for debt guarantee                                               --             42,025
      Equity in earnings of joint venture                                              --           (207,603)
      Gain on disposal of assets                                                     10,547             --
      Changes in operating assets and liabilities:
      Trade and other receivables                                                  (836,812)        (174,984)
      Inventory and work in progress                                               (746,248)        (247,991)
      Prepaid expenses and other                                                     92,146          (23,513)
      Accounts payable and accrued liabilities                                      270,867          276,419
      Unearned income                                                               270,446          449,065
      Other                                                                         (91,341)         (23,760)
                                                                              -------------    -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         536,246        1,278,407

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (4,465,223)      (2,296,033)
   Acquisition of remaining interest in joint venture, net of cash acquired         242,753             --
   Proceeds from sale of property and equipment                                     112,500             --
   Decrease in lease receivable                                                     210,512           40,954
   Distribution from equity method investee                                          49,090          123,353
                                                                              -------------    -------------
  NET CASH USED IN INVESTING ACTIVITIES                                          (3,850,368)      (2,131,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans and line of credit                                2,438,997        1,353,386
   Repayments of long term debt                                                  (1,000,489)        (449,123)
   Deferred offering costs                                                             --           (152,326)
   Proceeds from stock offering, net of offering cost                                  --             12,724
   Dividends paid on preferred stock                                                (62,020)         (75,614)
   Proceeds from exercise of warrants                                               200,000             --
                                                                              -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,576,488          689,047
                                                                              -------------    -------------
NET CHANGE IN CASH AND CASH EQUVALENTS                                           (1,737,634)        (164,272)
CASH AT BEGINNING OF PERIOD                                                       2,713,638          506,669
                                                                              -------------    -------------
CASH AT END OF PERIOD                                                         $     976,004    $     342,397
                                                                              =============    =============

SUPPLEMENTAL DICLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                           $     329,789    $     470,697
      Income taxes paid                                                       $        --      $        --


The accompanying notes are an integral part of the consolidated statements of cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The accompanying unaudited financial statements present the consolidated results of our company and its wholly-owned subsidiaries taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2003 and the results of our operations for the six months periods ended June 30, 2003 and 2002 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB on file with the SEC. Investments in joint ventures in which our company does not have majority voting control are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. In our opinion , the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

         The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003

(2) Stock-based Compensation

         Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation," encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.

         Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                       Three Months Ended              Six Months Ended
                                                             June 30                       June 30
                                                        2003           2002           2003           2002
                                                    -----------    -----------    -----------    -----------
Pro forma impact of fair value method
Income applicable to common shares, as reported     $   284,142    $   211,503    $   371,015    $   263,495
Pro-forma stock-based compensation costs under
  the fair value method, net of related tax              (7,683)       (14,010)       (15,365)       (14,010)
                                                    -----------    -----------    -----------    -----------
Pro-forma income applicable to common shares        $   276,459    $   197,493    $   355,650    $   249,485
  under the fair-value method
Earnings per common share
Basic earnings per share reported                   $      0.06    $      0.06    $      0.08    $      0.08
Diluted earnings per share reported                 $      0.06    $      0.05    $      0.07    $      0.06

Pro-forma basic earnings per share under the fair
 value method                                       $      0.06    $      0.06    $      0.07    $      0.07
Pro-forma diluted earnings per share under the
 fair value method                                  $      0.05    $      0.05    $      0.07    $      0.06
Weighted average Black-Scholes fair value
   assumptions:
 Risk free rate                                      4.0% - 5.2%
 Expected life                                        5-10 yrs
 Expected volatility                                       50.0%
 Expected dividend yield                                    0.0%

(3) Acquisitions

         On March 31, 2003 we acquired 28 gas compressor packages from Hy-Bon Engineering Company, Inc. ("Hy-Bon"). The adjusted purchase price amounted to approximately $2,140,000. As part of the purchase and sale agreement, Hy-Bon withdrew as a member of Hy-Bon Rotary Compression, L.L.C. ("Joint Venture") effective as of January 1, 2003. We, as the other member of Hy-Bon Rotary Compression, L.L.C., retained all assets of Hy-Bon Rotary Compression, L.L.C. that as of December 31, 2002 had an unaudited aggregate value of $346,511. We plan to dissolve Hy-Bon Rotary Compression, L.L.C. and have agreed not to operate under the name Hy-Bon. We have consolidated the operations of the Joint Venture beginning January 1, 2003 and then began recording our share of the profit of the acquired interest beginning April 1, 2003.

(4) Long Term Debt

         We entered into a new loan agreement with our bank, as of March 26, 2003 that included new borrowing of $2,150,000 in the form of a term loan with monthly principal payments of $35,833 with interest at 1% over prime but not less than 5.25% for 60 months. The proceeds from this new borrowing were used to purchase the 28 gas compressors from Hy-Bon Engineering Company, Inc. The new loan agreement also included the renewal of our line of credit for $750,000 with interest at 1% over prime but not less than 5.25% for one year.

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

Our segment information is set forth in the following table:

                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group         Total
        Six Months Ended    -----------    -----------   -----------   -----------    -----------
          June 30, 2003
Revenue                     $     1,200    $     2,070   $     2,295   $      --      $     5,565
Inter-segment revenue             2,744             35             8          --            2,787
Net Income (loss)                   (54)           874           394          (781)           433
Segment Assets                    4,323         12,986         9,195           486         26,990

                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group         Total
        Six Months Ended    -----------    -----------   -----------   -----------    -----------
          June 30, 2002
Revenue                     $     1,571    $     1,059   $     2,490   $      --      $     5,120
Inter-segment revenue             3,046           --            --            --            3,046
Net Income  (loss)                  196            515           188          (560)           339
Segment Assets                    4,504          6,711         9,160           695         21,070





                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group         Total
      Three Months Ended    -----------    -----------   -----------   -----------    -----------
         June 30, 2003
Revenue                     $       756    $     1,211   $     1,254   $      --      $     3,221
Inter-segment revenue             1,337             18             3          --            1,358
Net Income  (loss)                  (11)           541           265          (480)           315

                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group         Total
      Three Months Ended    -----------    -----------   -----------   -----------    -----------
         June 30, 2002
Revenue                     $       704    $       560   $     1,166   $      --      $     2,430
Inter-segment revenue             1,629           --            --            --            1,629
Net Income  (loss)                  179            282           134          (352)           243



(6) Earnings per common share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                    2003           2002           2003           2002
                                                -------------- -----------    --------------------------
Basic earnings per share Numerator:
  Net income                                    $   315,152    $   242,933    $   433,035    $   339,109
  Less: dividends on preferred shares               (31,010)       (31,430)       (62,020)       (75,614)
                                                -----------    -----------    -----------    -----------
  Net income available to common shareholders   $   284,142    $   211,503    $   371,015    $   263,495
                                                ===========    ===========    ===========    ===========

 Denominator -
  Weighted average common shares outstanding      4,875,324      3,357,632      4,866,527      3,357,632
                                                ===========    ===========    ===========    ===========

  Basic earnings per share                      $      0.06    $      0.06    $      0.08    $      0.08
                                                ===========    ===========    ===========    ===========

Diluted earnings per share Numerator:
  Net income                                    $   315,152    $   242,933    $   433,035    $   339,109
  Less: dividends on preferred shares (1)           (31,010)       (31,430)       (62,020)       (75,614)
                                                -----------    -----------    -----------    -----------
  Net income available to common shareholders   $   284,142    $   211,503    $   371,015    $   263,495
                                                ===========    ===========    ===========    ===========

 Denominator :
  Weighted average common shares outstanding      4,875,324      3,357,632      4,866,527      3,357,632
  Common stock options and warrants                 149,450        835,858        249,805        806,078
  Conversion of preferred shares (1)                   --             --             --             --
                                                -----------    -----------    -----------    -----------
                                                  5,024,774      4,193,490      5,116,332      4,163,710
                                                ===========    ===========    ===========    ===========

  Diluted earnings per share                    $      0.06    $      0.05    $      0.07    $      0.06
                                                ===========    ===========    ===========    ===========


(1) Preferred shares were anti-dilutive for the six and three months ended June 30, 2003 and 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

         We include the operations of Rotary Gas Systems, NGE Leasing and Great Lakes Compression, which are wholly owned subsidiaries. These entities provide products and services to the oil and gas industry and are engaged in (1) the manufacture, service, sale, and rental of natural gas compressors to enhance the productivity of oil and gas wells, and (2) the manufacture, sale and rental of flares and flare ignition systems for plant and production facilities. We are the parent company and provide administrative and management support and therefore, have expenses associated with that activity.

         Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt and bank debt. Proceeds were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of gas compressors.

         At June 30, 2003, we had cash and cash equivalents of $976,004, working capital of $992,135 and non-subordinated debt of $8,987,898, of which $2,278,951 was classified as current. We had net cash flow from operating activities of $536,246 during the first six months of 2003. This was primarily from net income of $433,035 plus depreciation and amortization of $779,555, an increase in accounts payable and accrued liabilities of $270,867, an increase in deferred taxes of $321,573 and an increase in deferred income of $270,446, offset by an increase in inventory of $746,248 and accounts receivable of $836,812.

         On October 24, 2002, we paid off the note of $6,952,464 payable to Dominion Michigan, used for the acquisition of the compression related assets of Great Lakes Compression. $3,452,464 of the funds to pay the note came from the proceeds of our initial public offering, and $3,500,000 came from additional bank financing to be amortized over 60 months at prime plus 1%.

         We entered into a new loan agreement with our bank, dated as of March 26, 2003. This included new borrowing of $2,150,000 in the form of a term loan with monthly principal payments of $35,833 with interest at 1% over prime but not less than 5.25% for 60 months. The proceeds from this new borrowing were used to purchase the 28 gas compressors from Hy-Bon. The new loan agreement also included the renewal of our line of credit for $750,000 with interest at 1% over prime for one year. We have not drawn from the line of credit as of June 30, 2003.

         Funds from the initial public offering, which closed on October 24, 2002, will permit us to actively pursue adding gas compressors to our rental fleet. We expect to fund additional rental units through the use of the offering proceeds, additional bank debt and cash flow from operations.

         A summary of the use of proceeds from our initial public offering as of June 30, 2003 is as follows:

         o        $3,458,464 to reduce indebtedness;

         o $2,577,870 for the manufacture of gas compressors placed in our rental fleet and

         o        $492,836 in temporary investments - Bank Money Market Account.


Results of Operations

Six Months Ended June 30, 2003.  Compared to the Six Months Ended June 30, 2002.


                                                                            Natural Gas
         (in thousands)            Rotary          NGE       Great Lakes      Services
                                    Gas          Leasing     Compression       Group          Total
                                -----------    -----------   -----------    -----------    -----------
        Six Months Ended
         June 30, 2003
Revenue                         $     1,200    $     2,070   $     2,295    $      --      $     5,565
Inter-segment revenue
                                      2,744             35             8           --            2,787
Gross margin                            479          1,554           946           --            2,979
Selling, general and
administrative
   expense                              460             86           135            434          1,115
Depreciation and amortization
expense                                  70            379           319             12            780
Operating income (loss)                 (51)         1,089           492           (446)         1,084
Interest expense                          3            224            89             13            329
Other income or (expense)              --                9            (9)          --             --
Provision for income tax               --             --            --              322            322
                                -----------    -----------   -----------    -----------    -----------
Net Income (loss)               $       (54)   $       874   $       394    $      (781)   $       433
                                ===========    ===========   ===========    ===========    ===========

        Six Months Ended
         June 30, 2002
Revenue                         $     1,571    $     1,059   $     2,490    $      --      $     5,120
Inter-segment revenue                 3,046           --            --             --            3,046
Gross margin                            656            761           897           --            2,314
Selling, general and
administrative
   expense                              398             80           126            240            844
Depreciation and amortization
expense                                  59            189           270             20            538
Operating income  (loss)                199            492           501           (260)           932
Interest expense                          4            186           313             20            523
Equity in earnings from joint
venture                                --              208          --             --              208
Other income or (expense)                 1              1          --             --                2
Provision for income tax               --             --            --              280            280
                                -----------    -----------   -----------    -----------    -----------
Net income (loss)               $       196    $       515   $       188    $      (560)   $       339
                                ===========    ===========   ===========    ===========    ===========

--------------------------------------------------------------------------------

Rotary Gas Systems Operations

         Revenue from outside sources decreased 24% or $371,000 for the six months ended June 30, 2003, as compared to the same period ended June 30, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This decrease was mainly the result of a reduction in the sale of flare units to third parties.

         The gross margin percentage decreased from 42% for the six months ended June 30, 2002, to 40% for the same period ended June 30, 2003. The cost of revenue is comprised of expenses associated with service, parts and manufacturing expenses. This decrease resulted mainly from a change in the product mix.

         Selling, general and administrative expense increased $62,000 or 16% for the six months ended June 30, 2003, as compared to the same period ended June 30, 2002. This was mainly the result of the addition of new salesmen in the Farmington, New Mexico and West Texas areas.

         Depreciation expense increased 19% or $11,000 for the six months ended June 30, 2003, as compared to the same period ended June 30, 2002. This increase was mainly due to the purchase of additional sales vehicles, shop and office equipment.

         There was a decrease of $1,000 in interest expense for the six months ended June 30, 2003, as compared to the same period ended June 30, 2002, mainly due to the reduction in loan balances on vehicles.

NGE Leasing Operations

         Revenue from our rental of natural gas compressors increased 95% for the six months ended June 30, 2003, as compared to the same period in 2002. This increase is the result of units added to our rental fleet. From June 30, 2002, to June 30, 2003, we added 137 gas compressor units to our rental fleet, which included the 28 units we purchased from Hy-Bon Engineering Company, Inc. on March 31, 2003. The revenue from the Joint Venture, which was previously using the equity method, has been consolidated beginning January 1, 2003. The revenue from the units purchased from Hy-Bon Engineering Company, Inc. is included in our consolidated revenue beginning April 1, 2003.

         The gross margin percentage increased from 72% for the six months ended June 30, 2002 to 75% for the same period ending 2003. This increase mainly resulted from a slight reduction in the maintenance expenses associated with the compressor units and also additional revenue recognized from the sale of our irrigation pump engines.

         Selling, general and administrative expense increased $6,000 or 8% for the six months ended June 30, 2003, as compared to the same period in 2002. This was mainly the result of an increase in sales commissions from increased rental revenue.

         Depreciation expense increased 101% or $190,000 for the six months ended June 30, 2003, as compared to the same period ended June 30, 2002. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was an increase in interest expense of 20% from $186,000 for the six months ended June 30, 2002, to $224,000 for the same period ended June 30, 2003. This is mainly as a result of an increase in bank debt used to purchase equipment for the rental fleet.

Great Lakes Compression

         Revenue decreased 8% for the six months ended June 30, 2003, compared to the same period in 2002. This decrease resulted from a decrease in the sales of compressor units to third parties. In the period ended June 30, 2002 we had unit sales of approximately $501,000 to third parties while in the same period 2003 we had no unit sales to third parties. At the same time our rental revenue increased 5% and our parts sales increased 2%. Because our compressor units are custom-built, fluctuations in revenue from outside sources are expected.

         The gross margin percentage increased from 36% for the six months ended June 30, 2002 to 41% for the same period in 2003. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts and manufacturing expenses. This increase resulted mainly from a change in the sales product mix.

         Selling, general and administrative expense increased by 7% or $9,000 for the six months ended June 30, 2003, as compared to the same period in 2002. This is mainly the result of an increase in selling expense.

         Depreciation expense increased from $270,000 for the six months ended June 30, 2002, to $319,000 for the same period ended June 30, 2003. The increase is the result of equipment that was added to the rental fleet and the replacement of several service vehicles.

         There was a decrease in interest expense of 72% from $313,000 for the six months ended June 30, 2002 to $89,000 for the six months ended June 30, 2003. This decrease resulted from a reduction of the debt owed to Dominion Michigan. Part of the proceeds from our initial public offering was used to reduce debt in the amount of $3,452,464 and our bank financed the remaining balance of $3,500,000 at a more favorable interest rate.

         Natural Gas Services Group

         Selling, general and administrative expense increased 81% from $240,000 for the six months ended June 30, 2002, as compared to $434,000 for the same period ended June 30, 2003. This was mainly the result of the added expense for being a publicly held company such as legal fees, auditor fees, underwriters and public relations fees.

         Amortization and depreciation expense decreased 40% from $20,000 for the six months ended June 30, 2002, to $12,000 for the same period ended June 30, 2003. This mainly resulted from vehicles that were moved to our subsidiary, Great Lakes Compression.

         Interest expense decreased 35% from $20,000 for the six months ended June 30, 2002, to $13,000 for the same period ended June 30, 2003. This decrease resulted from a reduction in the interest rate and from bank notes for vehicles moved to our subsidiary.

         Provision for income tax is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the provision for income tax for Natural Gas Services Group Inc. Income tax expense increased $42,000 or 15%, which is consistent with and pursuant to changes in state and federal tax statutes and the increase in net taxable income.

Three Months Ended June 30, 2003. Compared to the Three Months Ended June 30, 2003.

         (in thousands)                                                     Natural Gas
                                  Rotary           NGE       Great Lakes     Services
                                   Gas           Leasing     Compression       Group          Total
                                -----------    -----------   -----------    -----------    -----------
      Three Months Ended
        June 30, 2003
Revenue                         $       756    $     1,211   $     1,254    $      --      $     3,221
Inter-segment revenue                 1,337             18             3           --            1,358
Gross margin                            276            923           566           --            1,765
Selling, general and
administrative
     expense                            250             45            70            230            595
Depreciation and amortization
     Expense                             36            215           161              7            419
Operating income (loss)                 (10)           663           335           (237)           751
Interest expense                          2            124            44              5            175
Other income or (expense)                 1              2           (26)          --              (23)
Provision for income tax               --             --            --             (238)           238
                                ===========    ===========   ===========    ===========    ===========
Net Income (loss)               $       (11)   $       541   $       265    $      (480)   $       315
                                ===========    ===========   ===========    ===========    ===========

      Three Months Ended
        June 30, 2002
Revenue
                                $       704    $       560   $     1,166    $      --      $     2,430
Inter-segment revenue
                                      1,629           --            --             --            1,629
Gross margin                            410            399           495           --            1,304
Selling, general and
administrative
     expense                            199             42            65            139            445
Depreciation and amortization
     Expense                             30            103           140             11            284
Operating income  (loss)                181            254           290           (150)           575
Interest expense                          2             96           156             11            265
Equity in earnings from joint
venture                                --              124          --             --              124
Provision for income tax               --             --            --              191            191
                                -----------    -----------   -----------    -----------    -----------
Net income (loss)               $       179    $       282   $       134    $      (352)   $       243
                                ===========    ===========   ===========    ===========    ===========

Rotary Gas Systems Operations

         Revenue from outside sources decreased $52,000 or 7% for the three months ended June 30, 2003, as compared to the same period ended June 30, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This decrease was mainly the result of a reduction in the sale of flare units to third parties.

         The gross margin percentage decreased to 37% for the three months ended June 30, 2003, as compared to 58% for the same period ended June 30, 2002. The cost of revenue is comprised of expenses associated with service, parts and manufacturing expenses. This decrease resulted mainly from a change in the product-mix.

         Selling, general and administrative expense increased 26% or $51,000 for the three months ended June 30, 2003, as compared to the same period ended June 30, 2002. This was mainly the result of the addition of new salesmen in the Farmington, New Mexico and West Texas areas. Depreciation expense increased 20% from $30,000 for the three months ended June 30, 2002, to $36,000 for the same period ended June 30, 2003. This increase was mainly due to the purchase of additional service vehicles, shop and office equipment.

         There was a slight decrease in interest expense for the three months ended June 30, 2003, as compared to the same period ended June 30, 2002, mainly due to the reduction in loan balances on vehicles.

NGE Leasing Operations

         Revenue from our rental of natural gas compressors increased 116% for the three months ended June 30, 2003, as compared to the same period in 2002. This increase is the result of the revenue from units added to our rental fleet and also additional revenue recognized from the sale of our irrigation pump engines.

         The gross margin percentage increased from 71% for the three months ended June 30, 2002, to 76% the same period in 2003. This increase mainly resulted from the sale of the irrigation pump engines mentioned above and slight reduction in the maintenance expenses associated with the compressor units.

         Selling, general and administrative expense increased from $42,000 for the three months ended June 30, 2002, to $45,000 for the same period in 2003. This was mainly the result of an increase in sales commissions due to increased rental revenue.

         Depreciation expense increased 109% from $103,000, for the three months ended June 30, 2002 to $215,000 for the three months ended June 30, 2003. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was an increase in interest expense from $96,000 for the three months ended June 30, 2002, to $124,000 for the same period ended June 30, 2003. This is mainly a result of an increase in bank debt used to purchase equipment for the rental fleet.

Great Lakes Compression

         Revenue increased 8% for the three months ended June 30, 2003, as compared to the same period in 2002. This increase was the result of an increase in maintenance, labor and parts sales to third parties.

         The gross margin percentage increased from 42% for the three months ended June 30, 2002, to 45% for the same period in 2003. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts and manufacturing expenses. This increase resulted mainly from a change in the sales product mix.

         Selling, general and administrative expense increased from $65,000 for the three months ended June 30, 2002, to $70,000 for the same period in 2003. This is mainly the result of an increase in selling expense.

         Depreciation expense increased from $140,000 for the three months ended June 30, 2002, to $161,000 for the same period ended June 30, 2003. The increase is the result of equipment that was added to the rental fleet.

         There was a decrease in interest expense from $156,000 for the three months ended June 30, 2002, to $44,000 for the same period ended June 30, 2003. This decrease resulted from a reduction of the debt owed to Dominion Michigan. Part of the proceeds from our initial public offering was used to reduce debt in the amount of $3,452,464 and our bank financed the remaining balance of $3,500,000 at a more favorable interest rate.


         Natural Gas Services Group

         Selling, general and administrative expense increased 65% from $139,000 for the three months ended June 30, 2002, to $230,000 for the same period ended June 30, 2003. This was mainly the result of an added expense for being a publicly held company such as legal fees, auditor fees, underwriters and public relations fees.

         Amortization and depreciation expense decreased 36% from $11,000 for the three months ended June 30, 2002, to $7,000 for the same period ended June 30, 2003. This mainly resulted from vehicles that were moved to our subsidiary, Great Lakes Compression.

         Interest expense decreased 55% from $11,000 for the three months ended June 30, 2002, to $5,000 for the same period ended June 30, 2003. This decrease resulted from a reduction in the interest rate and for bank notes for vehicles moved to our subsidiary.

         Provision for income tax is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the provision for income tax for Natural Gas Services Group, Inc. Income tax expense increased $47,000 or 25%, which is consistent with and pursuant to changes in state and federal tax statutes. This increase is mainly due to an increase in income before taxes.


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



PART II - OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds

         (c) During the three months ended June 30, 2003, holders of 24,000 shares of our outstanding 10% Convertible Series A Preferred Stock converted the shares into 24,000 shares of our common stock. There was no underwriter involved in the transactions. The shares of our common stock were all issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, because all of the persons were accredited investors and appropriate restrictive legends were placed on the certificates unless the shares were sold pursuant to the provisions of Rule 144.

         (d)  On  October  21,  2002,  our  Registration   Statement  (File  No.
333-88314) was declared effective.

         Since October 21, 2002, we have incurred an aggregate of approximately $1,345,830 of expenses in connection with the offering, including underwriting discounts ($708,750), expenses paid to or for the underwriter ($157,500), and other expenses of the offering ($479,680). Such amounts were not paid directly or indirectly to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to our affiliates. Rather, such payments were to others. After deducting the total expenses, we received net offering proceeds of approximately $6,529,170. Through June 30, 2003, the net offering proceeds have been used for:

         o        $3,458,464 to reduce indebtedness;

         o $2,577,870 for the manufacture of gas compressors placed in our rental fleet and

         o        $492,836 in temporary investments - Bank Money Market Account.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 18, 2003, we held our Annual Meeting of Shareholders. At the Annual Meeting of Shareholders, Richard L. Yadon was elected for a term expiring at the Annual Meeting of Shareholders to be held in 2004, Gene A. Strasheim was elected for a term expiring at the Annual Meeting of Shareholders to be held in 2005, and James T. Grigsby and Scott W. Sparkman were elected for terms expiring at the Annual Meeting of Shareholders to be held in 2006. The terms of Charles
G. Curtis, Wallace O. Sellers and Wayne L. Vinson as directors continued after the Annual Meeting of Shareholders until the Annual Meetings of Shareholders held in 2005, 2005 and 2004, respectively.

          Voting for Richard L. Yadon

         For:     4,680,928      Withheld:        25       Abstentions:      -0-
         ----                    ---------                 -------------

         Voting for Gene A. Strasheim

         For:     4,680,928      Withheld:        25       Abstentions:      -0-
         ----                    ---------                 ------------

          Voting for James T. Grisgby

         For:     4,680,928      Withheld:        25       Abstentions:      -0-
         ----                    ---------                 ------------

         Voting for Scott W. Sparkman

         For:     4,680,928      Withheld:        25       Abstentions:      -0-
         ----                    ---------                 ------------

         Also, at the Annual Meeting of Shareholders held on June 18, 2003, the shareholders adopted an amendment to the Articles of Incorporation to reduce the number of designated shares of 10% Convertible Series A Preferred Stock. The votes were as follows:

         For: 3,431,554  Against: 25  Abstentions: 71,150  Broker Non-Votes: -0-
         ----            --------     ------------         -----------------

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398
Quarter Ended June 30, 2003
Form 10-QSB

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (previously filed as
                  Exhibit 2.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on March 6, 2003, File No. 1-31398, and incorporated herein by reference)

         3.1 Articles of Amendment to the Articles of Incorporation filed on June 19, 2003

         10.1 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank (previously filed as Exhibit 10.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on April 14, 2003, File No. 1-31398, and incorporated herein by reference)

         31.1     Certification  of Chief  Executive  Officer  Pursuant  to Rule
                  13a-14(a)

         31.2     Certification  of Chief  Financial  Officer  Pursuant  to Rule
                  13a-14(a)

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

(b)      Reports on Form 8-K
                  On April 14, 2003, we filed a Current Report on Form 8-K dated March 27, 2003, reporting under Item 5 the closing of the agreement to acquire certain compressor packages from Hy-Bon Engineering Company, Inc., and filing the Purchase and Sale Agreement and the First Amended and Restated Loan Agreement as an Exhibits under Item 7.

                  On May 8, 2003, we filed a Current Report on Form 8-K dated May 9, 2003, filing a news release as an Exhibit under Item 7.

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


NATURAL GAS SERVICES GROUP, INC.


By:   /s/ Wayne L. Vinson
      -----------------------------
      Wayne L. Vinson
      President and Chief Executive
      Officer

By:   /s/ Earl R. Wait
      -----------------------------
      Earl R. Wait
      Chief Financial Officer
      And Treasurer

August 7, 2003

                                  EXHIBIT INDEX


2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (previously filed as Exhibit 2.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on March 6, 2003, File No. 1-31398, and incorporated herein by reference)

3.1      Articles of Amendment to the  Articles of  Incorporation  filed on June
         19, 2003

10.1 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank (previously filed as Exhibit 10.1 to Natural Gas Services Group, Inc. Current Report on Form 8-K filed on April 14, 2003, File No. 1-31398, and incorporated herein by reference)

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section
         1350

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section
         1350


























16