Form 10QSB
period 2003-09-30
NATURAL GAS SERVICES GROUP INC
filed 2003-11-12
CIK 1084991

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

                                 (432) 563-3974
                           (Issuer's Telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   Outstanding at
          Class                                  September 30, 2003
   ------------------                            ------------------

Common Stock, $.001 par value                        5,022,181
                                                 ------------------

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---
================================================================================

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398

Quarter Ended September 30, 2003


FORM 10-QSB

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................Page  1

Unaudited Consolidated Balance Sheet.....................................Page  1

Unaudited Consolidated Income Statements.................................Page  2

Unaudited Consolidated Statements of Cash Flows..........................Page  3

Notes to Unaudited Consolidated Financial Statements.....................Page  4

Item 2.  Management's Discussion and Analysis or Plan of Operation.......Page  7

Item 3.  Controls and Procedures.........................................Page 12


Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................Page 13

Item 5.  Other Information...............................................Page 14

Item 6.  Exhibits and Reports on Form 8-K................................Page 15

Signatures...............................................................Page 16

                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                               September 30, 2003

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $   258,276
   Accounts receivable - trade                                         1,584,767
   Inventory                                                           2,546,683
   Prepaid expenses                                                      130,344
                                                                     -----------
   Total current assets                                                4,520,070

Lease equipment, net                                                  17,537,997
Other property, plant and equipment, net                               2,779,335
Goodwill, net of accumulated amortization                              2,589,655
Patents, net of accumulated amortization                                 120,812
Other assets                                                              79,200
                                                                     -----------
         Total assets                                                $27,627,069
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt and capital lease               $ 2,342,151
   Accounts payable and accrued liabilities                            1,411,129
   Unearned Income                                                       492,271
                                                                     -----------
         Total current liabilities                                     4,245,551

Long term debt and capital lease, less current portion                 6,273,100
Subordinated notes, net                                                1,393,104
Deferred income tax payable                                            1,773,202
                                                                     -----------
              Total liabilities                                       13,684,957

                              SHAREHOLDERS' EQUITY
Preferred stock                                                            3,437
Common stock                                                              50,221
Paid in capital                                                       11,183,715
Retained earnings                                                      2,704,739
                                                                     -----------
         Total shareholders' equity                                   13,942,112
                                                                     -----------
         Total liabilities and shareholders' equity                  $27,627,069
                                                                     ===========



The accompanying notes are an integral part of the consolidated balance sheet.


                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                              Three months ended September 30     Nine months ended Septenber 30
                                              -------------------------------    -------------------------------
                                                   2003              2002             2003              2002
                                              -------------     -------------    -------------     -------------
Revenue:
   Sales                                      $   1,372,248     $   1,438,069    $   2,877,358     $   3,749,300
   Service and maintenance                          452,714           439,522        1,346,597         1,191,580
   Leasing income                                 1,874,594         1,203,793        5,040,161         3,260,060
                                              -------------     -------------    -------------     -------------
                                                  3,699,556         3,081,384        9,264,116         8,200,940
Cost of revenue:
   Cost of sales                                  1,008,771           963,035        2,155,568         2,543,287
   Cost of service and maintenance                  290,008           373,594          961,237         1,012,843
   Cost of leasing                                  545,309           329,850        1,313,093           916,149
                                              -------------     -------------    -------------     -------------
                                                  1,844,088         1,666,479        4,429,898         4,472,279
                                              -------------     -------------    -------------     -------------
Gross Margin                                      1,855,468         1,414,905        4,834,218         3,728,661
Operating Cost:
   Selling expense                                  159,870           134,786          484,421           378,456
   General and administrative expense               395,918           276,523        1,186,922           877,010
   Amortization and depreciation                    455,563           301,493        1,235,118           839,093
                                              -------------     -------------    -------------     -------------
                                                  1,011,351           712,802        2,906,461         2,094,559
                                              -------------     -------------    -------------     -------------
Operating income                                    844,117           702,103        1,927,757         1,634,102

   Interest expense                                (170,971)         (273,568)        (500,760)         (796,408)
   Equity in earnings of joint venture                 --             132,081             --             339,684
   Other income                                       1,253            15,316            2,040            17,226
                                              -------------     -------------    -------------     -------------
Income before income taxes                          674,399           575,932        1,429,037         1,194,604
   Income tax expense                               289,992           207,000          611,595           486,563
                                              -------------     -------------    -------------     -------------
Net income                                          384,407           368,932          817,442           708,041
   Preferred dividends                               30,530            31,009           92,550           106,624
                                              -------------     -------------    -------------     -------------
Net income available to common shareholders
                                              $     353,877     $     337,923    $     724,892     $     601,417
                                              =============     =============    =============     =============


         Earnings per share:
         Basic                                $        0.07     $        0.10    $        0.15     $        0.18
         Diluted                              $        0.07     $        0.08    $        0.14     $        0.15
         Weighted average shares:
         Basic                                    4,995,713         3,357,632        4,910,062         3,357,632
         Diluted                                  5,389,673         4,091,862        5,208,096         4,136,709
                                              -------------     -------------    -------------     -------------



The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                               Nine months      Nine Months
                                                                                  Ended            Ended
                                                                              September 30,    September 30,
                                                                                   2003             2002
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $     817,442    $     708,041
      Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                               1,235,120          839,093
      Deferred taxes                                                                602,202          486,563
      Amortization of debt issuance costs                                            48,717           48,717
      Warrants Issued for debt guarantee                                               --             42,025
      Equity in earnings of joint venture                                              --           (339,684)
      Gain on disposal of assets                                                     10,547          (15,066)
      Changes in operating assets and liabilities:
      Trade and other receivables                                                  (938,817)         246,047
      Inventory and work in progress                                             (1,000,735)        (191,713)
      Prepaid expenses and other                                                     42,958          (85,097)
      Accounts payable and accrued liabilities                                      708,971          157,906
      Deferred income                                                               174,710           74,129
      Other                                                                         (60,436)         (26,209)
                                                                              -------------    -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,640,679        1,944,752
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (5,900,453)      (3,025,780)
   Acquisition of remaining interest in joint venture, net of cash acquired         242,753             --
   Proceeds from sale of property and equipment                                     112,500           40,000
   Decrease in lease receivable                                                     210,512           62,543
   Distribution from equity method investee                                          49,090          260,868
                                                                              -------------    -------------
  NET CASH USED IN INVESTING ACTIVITIES                                          (5,285,598)      (2,662,369)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans and line of credit                                2,649,811        1,853,386
   Repayments of long term debt                                                  (1,583,951)        (647,004)
   Deferred offering costs                                                             --           (250,937)
   Proceeds from stock offering, net of offering cost                                  --             12,724
   Dividends paid on preferred stock                                                (92,550)         (75,613)
   Proceeds from exercise of warrants                                               216,247               43
                                                                              -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,189,557          892,599
                                                                              -------------    -------------
NET CHANGE IN CASH AND CASH EQUVALENTS                                           (2,455,362)         174,982
CASH AT BEGINNING OF PERIOD                                                       2,713,638          512,669
                                                                              -------------    -------------
CASH AT END OF PERIOD                                                         $     258,276    $     687,651
                                                                              =============    =============

SUPPLEMENTAL DICLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                           $     500,760    $     796,408
      Income taxes paid                                                       $        --      $        --


The accompanying notes are an integral part of the consolidated statements of cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The accompanying unaudited financial statements present the consolidated results of our company and its wholly owned subsidiaries taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2003 and the results of our operations for the nine months periods ended September 30, 2003 and 2002 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB on file with the SEC. Investments in joint ventures in which our company does not have majority voting control are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. In our opinion, the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

         The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003

(2) Stock-based Compensation

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

         Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                       Three Months Ended             Nine months Ended
                                                          September 30                   September 30
                                                         2003         2002            2003         2002
                                                    -----------    -----------    -----------    -----------
Pro forma impact of fair value method
Income applicable to common shares, as reported     $   353,877        337,923        724,892        601,417
Pro-forma stock-based compensation costs under
  the fair value method, net of related tax              (7,683)       (14,010)       (23,048)       (28,020)
                                                    -----------    -----------    -----------    -----------
Pro-forma income applicable to common shares        $   346,194    $   323,913    $   701,844    $   573,397
  under the fair-value method
Earnings per common share
Basic earnings per share reported                   $      0.07    $      0.10    $      0.15    $      0.18
Diluted earnings per share reported                 $      0.07    $      0.08    $      0.14    $      0.15



Pro-forma basic earnings per share under the fair
 value method                                       $      0.07    $      0.10    $      0.14    $      0.17
Pro-forma diluted earnings per share under the
 fair value method                                  $      0.06    $      0.08    $      0.13    $      0.14
Weighted average Black-Scholes fair value
   assumptions:
 Risk free rate                                        4.0%-5.2%
 Expected life                                         5-10 yrs
 Expected volatility                                       50.0%
 Expected dividend yield                                    0.0%

(3) Acquisitions

         On March 31, 2003 we acquired 28 gas compressor packages from Hy-Bon Engineering Company, Inc. ("Hy-Bon"). The adjusted purchase price amounted to approximately $2,140,000. As part of the purchase and sale agreement, Hy-Bon withdrew as a member of Hy-Bon Rotary Compression, L.L.C. ("Joint Venture") effective as of January 1, 2003. We, as the other member retained all assets of the Joint Venture that as of December 31, 2002 had an unaudited aggregate value of $346,511. We plan to dissolve the Joint Venture and have agreed not to operate under the name Hy-Bon. We have consolidated the operations of the Joint Venture beginning January 1, 2003 and then began recording our share of the profit of the acquired interest beginning April 1, 2003.

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

Our segment information is set forth in the following table:

                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group          Total
       Nine Months Ended    -----------    -----------   -----------   -----------    -----------
      September 30, 2003
Revenue                     $     2,192    $     3,340   $     3,732   $      --      $     9,264
Inter-segment revenue             4,179             62            11        (4,252)          --
Net Income (loss)                   229          1,272           625        (1,309)           817
Segment Assets                    4,654         13,330         9,157           486         27,627


                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group          Total
       Nine Months Ended    -----------    -----------   -----------   -----------    -----------
      September 30, 2002
Revenue                     $     2,856     $    1,684   $     3,661   $      --      $     8,201
Inter-segment revenue             4,064           --            --          (4,064)          --
Net Income  (loss)                  504            850           252          (898)           708
Segment Assets                    4,064          7,360         9,165           882         21,471


                                                                       Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group          Total
      Three Months Ended    -----------    -----------   -----------   -----------    -----------
      September 30, 2003
Revenue                     $       992    $     1,270   $     1,437   $      --      $     3,699
Inter-segment revenue             1,435             27             3        (1,465)          --
Net Income  (loss)                  283            398           231          (528)           384

                                                                        Natural Gas
         (in thousands)       Rotary           NGE       Great Lakes     Services
                                Gas          Leasing     Compression      Group          Total
      Three Months Ended    -----------    -----------   -----------   -----------    -----------
      September 30, 2002
Revenue                     $     1,285    $       625   $     1,171   $      --      $     3,081
Inter-segment revenue               980           --            --            (980)          --
Net Income  (loss)                  274            335            97          (338)           368


(6) Earnings per common share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                     Three Months Ended            Nine months Ended
                                                       September 30,                 September 30,
                                                    2003           2002           2003           2002
                                                --------------------------    --------------------------
Basic earnings per share Numerator:
  Net income                                    $   384,407    $   368,932        817,442        708,041
  Less: dividends on preferred shares               (30,530)       (31,009)       (92,550)      (106,624)
                                                --------------------------    --------------------------
  Net income available to common shareholders   $   353,877    $   337,923    $   724,892    $   601,417
                                                ==========================    ==========================

 Denominator -
  Weighted average common shares outstanding      4,995,713      3,357,632      4,910,062      3,357,632
                                                ==========================    ==========================

  Basic earnings per share                      $      0.07    $      0.10    $      0.15    $      0.18
                                                ==========================    ==========================

Diluted earnings per share Numerator:
  Net income                                    $   384,407    $   368,932        817,442        708,041
  Less: dividends on preferred shares (1)           (30,530)       (31,009)       (92,550)      (106,624)
                                                --------------------------    --------------------------
  Net income available to common shareholders   $   353,877    $   337,923    $   724,892    $   601,417
                                                ==========================    ==========================

 Denominator :
  Weighted average common shares outstanding      4,995,713      3,357,632      4,910,062      3,357,632
  Common stock options and warrants                 393,690        734,230        298,034        779,077
  Conversion of preferred shares (1)                   --             --             --             --
                                                --------------------------    --------------------------
                                                  5,389,673      4,091,862      5,208,096      4,136,709
                                                ==========================    ==========================

  Diluted earnings per share                    $      0.07    $      0.08    $      0.14    $      0.15
                                                ==========================    ==========================

     (1) Preferred shares were anti-dilutive for the nine and three months ended September 30, 2003 and 2002.

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

         At September 30, 2003, we had cash and cash equivalents of $258,276, working capital of $274,519 and non-subordinated debt of $8,615,251, of which $2,342,151 was classified as current. We had net cash flow from operating activities of $1,640,679 during the first nine months of 2003. This was primarily from net income of $817,442 plus depreciation and amortization of $1,235,120, an increase in accounts payable and accrued liabilities of $708,971, an increase in deferred taxes of $602,202 and offset by an increase in inventory of $1,000,735 and accounts receivable of $938,817.

         On October 24, 2002, we paid off the note of $6,952,464 payable to Dominion Michigan, used for the acquisition of the compression related assets of Great Lakes Compression. $3,452,464 of the funds to pay the note came from the proceeds of our initial public offering, and $3,500,000 came from additional bank financing to be amortized over 60 months at prime rate plus 1%.

         We entered into a new loan agreement with our bank, dated as of March 26, 2003. This included new borrowing of $2,150,000 in the form of a term loan with monthly principal payments of $35,833 with interest at 1% over prime rate but not less than 5.25% for 60 months. The proceeds from this new borrowing were used to purchase the 28 gas compressors from Hy-Bon. The new loan agreement also included the renewal of our line of credit for $750,000 with interest at 1% over prime rate for one year. We have not drawn from the line of credit as of September 30, 2003.

         Funds from the initial public offering, which closed on October 24, 2002, have permitted us to actively pursue adding gas compressors to our rental fleet. We expect to fund additional rental units through additional bank debt and cash flow from operations.

         A summary of the use of the proceeds from our initial public offering as of September 30, 2003 is as follows:

         o        $3,458,464 to reduce indebtedness; and

         o $3,070,706 for the manufacture of gas compressors placed in our rental fleet


Results of Operations

                                    Nine  Months  Ended   September   30,  2003,
                                    Compared to the Nine months Ended  September
                                    30, 2002.


                                                                           Natural Gas
         (in thousands)           Rotary           NGE       Great Lakes     Services
                                    Gas          Leasing     Compression      Group          Total
       Nine Months Ended        -----------    -----------   -----------   -----------    -----------
      September 30, 2003
Revenue                         $     2,192    $     3,340   $     3,732   $      --      $     9,264
Inter-segment revenue                 4,179             62            11        (4,252)          --
Gross margin                          1,018          2,358         1,458          --            4,834
Selling, general and
administrative expense                  676            128           206           661          1,671
Depreciation and amortization
expense                                 107            620           490            18          1,235
Operating income (loss)                 235          1,610           762          (679)         1,928
Interest expense                          6            348           129            18            501
Other income or (expense)              --               10            (8)         --                2
Provision for income tax               --             --            --             612            612
                                -----------   ------------   -----------   -----------    -----------
Net income                              229          1,272           625        (1,309)           817
                                ===========   ============   ===========   ===========    ===========


        Nine Months Ended
       September 30, 2002
Revenue                         $     2,856    $     1,684   $     3,661   $      --      $     8,201
Inter-segment revenue                 4,064           --            --          (4,064)          --
Gross margin                          1,198          1,209         1,322          --            3,729
Selling, general and
administrative
expense                                 600            120           188           347          1,255
Depreciation and amortization
expense                                  90            303           412            34            839
Operating income  (loss)                508            786           722          (381)         1,635
Interest expense                          6            291           470            30            797
Equity in earnings from joint
venture                                --              340          --            --              340
Other income or (expense)                 2             15          --            --               17
Provision for income tax               --             --            --             487            487
                                -----------   ------------   -----------   -----------    -----------
Net income (loss)               $       504    $       850   $       252   $      (898)   $       708
                                ===========   ============   ===========   ===========    ===========

--------------------------------------------------------------------------------

Rotary Gas Systems Operations

         Revenue from outside sources decreased 23% or $664,000 for the nine months ended September 30, 2003, as compared to the same period ended September 30, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This decrease was mainly the result of a reduction in the sale of compressor units to third parties.

         The gross margin percentage increased from 42% for the nine months ended September 30, 2002, to 46% for the same period ended September 30, 2003. The cost of revenue is comprised of expenses associated with service, parts and manufacturing expenses. This increase resulted mainly from a change in the product mix.

         Selling, general and administrative expense increased $76,000 or 13% for the nine months ended September 30, 2003, as compared to the same period ended September 30, 2002. This was mainly the result of the addition of new salesmen in the Farmington, New Mexico and West Texas areas.

         Depreciation expense increased 19% or $17,000 for the nine months ended September 30, 2003, as compared to the same period ended September 30, 2002. This increase was mainly due to the purchase of additional sales vehicles, shop and office equipment.

NGE Leasing Operations

         Revenue from our rental of natural gas compressors increased $1,656,000 or 98% for the nine months ended September 30, 2003, as compared to the same period in 2002. This increase is the result of units added to our rental fleet. From September 30, 2002, to September 30, 2003, we added 83 gas compressor units to our rental fleet, which included the 28 units we purchased from Hy-Bon on March 31, 2003. The revenue from the Joint Venture, which was previously accounted for using the equity method, has been consolidated beginning January 1, 2003. The profit earned on the units purchased from Hy-Bon is included in our consolidated earnings beginning April 1, 2003.

         The gross margin percentage decreased from 72% for the nine months ended September 30, 2002 to 71% for the same period ending 2003. This decrease mainly resulted from a slight increase in maintenance expenses associated with rental compressor units.

         Selling, general and administrative expense increased $8,000 or 7% for the nine months ended September 30, 2003, as compared to the same period in 2002. This was mainly the result of an increase in sales commissions from increased rental revenue.

         Depreciation expense increased 105% or $317,000 for the nine months ended September 30, 2003, as compared to the same period ended September 30, 2002. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was an increase in interest expense of 20% from $291,000 for the nine months ended September 30, 2002, to $348,000 for the same period ended September 30, 2003. This is mainly as a result of an increase in bank debt used to purchase equipment for the rental fleet.

Great Lakes Compression

         Revenue increased 2% for the nine months ended September 30, 2003, compared to the same period in 2002. This increase resulted from a decrease in the sales of compressor units to third parties offset by increases in parts and labor sales. Because our compressor units are custom-built, fluctuations in revenue from outside sources are expected.

         The gross margin percentage increased from 36% for the nine months ended September 30, 2002 to 39% for the same period in 2003. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts and manufacturing expenses. This increase resulted mainly from a change in the sales product mix.

         Selling, general and administrative expense increased by 10% or $18,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. This is mainly the result of an increase in advertising and promotional expenses.

         Depreciation expense increased from $412,000 for the nine months ended September 30, 2002, to $490,000 for the same period ended September 30, 2003. The increase is the result of equipment that was added to the rental fleet and the replacement of several service vehicles.

         There was a decrease in interest expense of 73% from $470,000 for the nine months ended September 30, 2002 to $129,000 for the nine months ended

September 30, 2003. This decrease resulted from a reduction of the debt owed to Dominion Michigan. Part of the proceeds from our initial public offering was used to reduce debt in the amount of $3,452,464 and our bank financed the remaining balance of $3,500,000 at a more favorable interest rate.

         Natural Gas Services Group

         Selling, general and administrative expense increased 90% from $347,000 for the nine months ended September 30, 2002, as compared to $661,000 for the same period ended September 30, 2003. This was mainly the result of the added expense associated with being a publicly held company such as legal fees, auditor fees, underwriters and public relations fees.

         Amortization and depreciation expense decreased 47% from $34,000 for the nine months ended September 30, 2002, to $18,000 for the same period ended September 30, 2003. This mainly resulted from vehicles that were moved to our subsidiary, Great Lakes Compression.

         Interest expense decreased 40% from $30,000 for the nine months ended September 30, 2002, to $18,000 for the same period ended September 30, 2003. This decrease resulted from a reduction in the interest rate and from bank notes for vehicles moved to our subsidiary.

         Provision for income tax is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the provision for income tax for Natural Gas Services Group. Income tax expense increased $125,000 or 26%, which is consistent with and pursuant to changes in state and federal tax statutes and the increase in net taxable income.

Three months Ended September 30, 2003. Compared to the Three Months Ended September 30, 2002

         (in thousands)                                                          Natural Gas
                                        Rotary          NGE        Great Lakes     Services
                                          Gas         Leasing      Compression      Group          Total
       Three months Ended             -----------   ------------   -----------   -----------    -----------
       September 30, 2003
Revenue                               $       992   $      1,270   $     1,437   $      --      $     3,699
Inter-segment revenue                       1,435             27             3        (1,465)          --
Gross margin                                  539            804           512          --            1,855
Selling, general and administrative
expense                                       216             42            71           227            556
Depreciation and amortization
Expense                                        37            241           171             6            455
Operating income  (loss)                      286            521           270          (233)           844
Interest expense                                3            124            40             5            172
Other income or (expense)                    --                1             1          --                2
Provision for income tax                     --             --            --             290            290
                                      -----------   ------------   -----------   -----------    -----------
Net income (loss)                     $       283   $        398   $       231   $      (528)   $       384
                                      ===========   ============   ===========   ===========    ===========

       Three months Ended
       September 30, 2002
Revenue                               $     1,285   $        625   $     1,171   $      --      $     3,081
Inter-segment revenue                         980           --            --            (980)          --
Gross margin                                  509            448           458          --            1,415
Selling, general and administrative
expense                                       203             40            62           107            412
Depreciation and amortization
Expense                                        31            114           143            13            301
Operating income (loss)                       275            294           253          (120)           702
Equity in earning of joint venture            132            132
Interest expense                                2            105           156            11            274
Other income or (expense)                       1             14          --            --               15
Provision for income tax                     --             --            --             207            207
                                      -----------   ------------   -----------   -----------    -----------
Net Income (loss)                     $       274   $        335   $        97   $      (338)   $       368
                                      ===========   ============   ===========   ===========    ===========

 Rotary Gas Systems Operations

         Revenue from outside sources decreased $293,000 or 23% for the three months ended September 30, 2003, as compared to the same period ended September 30, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This decrease was mainly the result of a reduction in the sale of compressor units to third parties. The quarter ending September 30, 2002 included 10 compressor units sold to a major customer while the same period for 2003 had no compressor sales but this was offset by an increase in flare unit sales, rebuild service and parts.

         The gross margin percentage increased to 54% for the three months ended September 30, 2003, as compared to 40% for the same period ended September 30, 2002. The cost of revenue is comprised of expenses associated with service, parts and manufacturing expenses. This increase resulted mainly from a change in the product-mix.

         Selling, general and administrative expense increased 6% or $13,000 for the three months ended September 30, 2003, as compared to the same period ended September 30, 2002. This was mainly the result of the addition of new salesmen in the Farmington, New Mexico and West Texas areas. Depreciation expense increased 19% from $31,000 for the three months ended September 30, 2002, to $37,000 for the same period ended September 30, 2003. This increase was mainly due to the purchase of additional service vehicles, shop and office equipment.

         There was a slight decrease in interest expense for the three months ended September 30, 2003, as compared to the same period ended September 30, 2002, mainly due to the reduction in loan balances on vehicles.

NGE Leasing Operations

         Revenue from the rental of natural gas compressors increased 103% for the three months ended September 30, 2003, as compared to the same period in 2002. This increase is the result of the revenue from units added to our rental fleet, both from the units we manufactured and the units we acquired from the Hy-Bon transaction.

         The gross margin percentage decreased from 72% for the three months ended September 30, 2002, to 63% the same period in 2003. This decrease mainly resulted from an increase in the maintenance expenses associated with the compressor units. This does not represent a trend since repairs cost often fluctuate from period to period on our rental equipment.

         Selling, general and administrative expense increased from $40,000 for the three months ended September 30, 2002, to $42,000 for the same period in 2003. This was mainly the result of an increase in sales commissions due to increased rental revenue.

         Depreciation expense increased 111% from $143,000, for the three months ended September 30, 2002 to $241,000 for the three months ended September 30, 2003. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was an increase in interest expense from $105,000 for the three months ended September 30, 2002, to $124,000 for the same period ended September 30, 2003. This is mainly a result of an increase in bank debt used to purchase equipment for the rental fleet.

Great Lakes Compression

         Revenue increased 23% for the three months ended September 30, 2003, as compared to the same period in 2002. This increase was the result of a significant increase in maintenance and labor sales to third parties.

         The gross margin percentage decreased from 39% for the three months ended September 30, 2002, to 36% for the same period in 2003. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts and manufacturing expenses. This decrease resulted mainly from a change in the sales product mix.

         Selling, general and administrative expense increased from $62,000 for the three months ended September 30, 2002, to $71,000 for the same period in 2003. This is mainly the result of an increase in advertising and promotional expenses.

         Depreciation expense increased from $143,000 for the three months ended September 30, 2002, to $171,000 for the same period ended September 30, 2003. The increase is the result of equipment that was added to the rental fleet and the replacement of service vehicles.

         There was a decrease in interest expense from $156,000 for the three months ended September 30, 2002, to $40,000 for the same period ended September 30, 2003. This decrease resulted from a reduction of the debt owed to Dominion Michigan. Part of the proceeds from our initial public offering was used to reduce debt in the amount of $3,452,464 and our bank financed the remaining balance of $3,500,000 at a more favorable interest rate.

         Natural Gas Services Group

         Selling, general and administrative expense increased 112% from $107,000 for the three months ended September 30, 2002, to $227,000 for the same period ended September 30, 2003. This was mainly the result of an added expense associated with being a publicly held company such as legal fees, auditor fees, underwriters and public relations fees.

         Amortization and depreciation expense decreased 54% from $13,000 for the three months ended September 30, 2002, to $6,000 for the same period ended September 30, 2003. This mainly resulted from vehicles that were moved to our subsidiary, Great Lakes Compression.

         Interest expense decreased 55% from $11,000 for the three months ended September 30, 2002, to $5,000 for the same period ended September 30, 2003. This decrease resulted from a reduction in the interest rate and for bank notes for vehicles moved to our subsidiary.

         Provision for income tax is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the provision for income tax for Natural Gas Services Group. Income tax expense increased $83,000 or 40%, which is consistent with and pursuant to changes in state and federal tax statutes. This increase is mainly due to an increase in income before taxes.


Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a September 30, 2003. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us and our consolidated subsidiaries required to be included in our periodic filings with the SEC.

(b) Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.



PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

         (c) During the three months ended September 30, 2003, holders of 14,000 shares of our outstanding 10% Convertible Series A Preferred Stock converted the shares into 14,000 shares of our common stock. There was no underwriter involved in the transactions. The shares of our common stock were all issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, because all of the persons were accredited investors and appropriate restrictive legends were placed on the certificates unless the shares were sold pursuant to the provisions of Rule 144.

         (d)  On  October  21,  2002,  our  Registration   Statement  (File  No.
333-88314) was declared effective.

         Since October 21, 2002, we have incurred an aggregate of approximately $1,345,830 of expenses in connection with the offering, including underwriting discounts ($708,750), expenses paid to or for the underwriter ($157,500), and other expenses of the offering ($479,680). Such amounts were not paid directly or indirectly to the directors, the officers or to persons owning 10% or more of any class of our equity securities or to our affiliates. Rather, such payments were to non-associated third parties. After deducting the total expenses, we received net offering proceeds of approximately $6,529,170. Through September 30, 2003, the net offering proceeds have been used for:

         o        $3,458,464 to reduce indebtedness; and

         o $3,070,706 for the manufacture of gas compressors placed in our rental fleet.

The above reflects that we have used all of the net proceeds that we received from our offering of common stock and warrants. None of the warrants have been exercised so we have realized no proceeds from the exercise thereof.


Item 5.  Other Information

 Changes in Board of Directors:

         Effective September 10, 2003 Scott W. Sparkman resigned as a member of the Board of Directors and was replaced by Wallace C. Sparkman.

         Effective October 23, 2003 James T. Grigsby resigned as a member of the Board of Directors to pursue his personal interests.

                        NATURAL GAS SERVICES GROUP, INC.

Commission File Number:  1-31398
Quarter Ended September 30, 2003
Form 10-QSB

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         31.1     Certification  of Chief  Executive  Officer  Pursuant  to Rule
                  13a-14(a)

         31.2     Certification  of Chief  Financial  Officer  Pursuant  to Rule
                  13a-14(a)

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

(b) On August 6, 2003, we filed a Current Report on Form 8-K dated August 6, 2003, filing a news release as an Exhibit under Item 7 and describing the news release under Items 9 and 12.

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

November 12, 2003
                                  EXHIBIT INDEX


31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section
         1350

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section
         1350



















15