Form 10KSB
period 2003-12-31
NATURAL GAS SERVICES GROUP INC
filed 2004-03-29
CIK 1084991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 1-31398

                        NATURAL GAS SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)

COLORADO                                                     75-2811855
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2911 South County Road 1260
Midland, Texas                                               79706
--------------                                               -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (432) 563-3974

                              --------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)


                        Warrants to Purchase Common Stock
                        ---------------------------------
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
         --------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                                                       ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     ---

         State issuer's revenue for its most recent fiscal year: $12,749,522

         The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 23, 2004, computed by reference to the closing price of $6.85 per share on the American Stock Exchange, was $16,096,979.

         The number of shares outstanding of each of the issuer's classes of common equity on March 23, 2004, was 5,033,681.

                       Documents Incorporated by Reference
                                      None

         Transitional Small Business Disclosure Format Yes    No |X|
                                                          ---    ---

================================================================================

                                     PART 1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB (this "Report" or this "Form 10-KSB") contains certain forward-looking statements and information pertaining to us, our industries and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operation, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

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

         In addition, the factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors" could cause our actual results to differ materially from the expectations reflected in the forward-looking statements contained herein. These statements relate to "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other sections of this Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," and "anticipate." The forward-looking statements in this Report are based largely on our expectations and are subject to a number of risks and uncertainties, which may be beyond our control. Actual results may differ materially from the anticipated or implied results in the forward-looking statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we can give no assurances that the forward-looking events and circumstances included in this Report will occur.

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

         We were incorporated on December 17, 1998 and initially operated as a holding company of Flare King, Inc., Hi-Tech Compressor Company, L.C., NGE Leasing, Inc. and CNG Engines Company. In July 2000, Flare King and Hi-Tech merged and now operate as Rotary Gas Systems, Inc. Effective March 31, 2000, we sold CNG.

         On March 29, 2001, we acquired, through our then subsidiary, Great Lakes Compression, Inc., all of the compression related assets of Dominion Michigan Petroleum Services, Inc., an unaffiliated company that is a subsidiary of Dominion Resources, Inc. and that was in the business of manufacturing, fabricating, selling, leasing and maintaining natural gas compressors. As a part of the transaction, an affiliate of Dominion Michigan committed to purchase or to enter into five year leases for compressors totaling five thousand horsepower. The purchases or leases are to be made by December 31, 2005.

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

         On March 27, 2003, we acquired 28 compressor packages from Hy-Bon Engineering Company, Inc. for $2,150,000.

         On January 1, 2004, our wholly-owned subsidiaries were merged into us except HBRC which will be dissolved in 2004. Thus, all of our assets are owned by, and our business is conducted through, us.

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

         We primarily lease natural gas compressors. As of December 31, 2003, we had 359 natural gas compressors under lease to third parties.

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

         We have manufacturing and fabrication facilities located in Lewiston, Michigan, and Midland, Texas, where we manufacture and fabricate natural gas compressors. We design and manufacture natural gas flare systems, components and ignition systems in our facility in Midland, Texas, for use in oilfield, refinery and petrochemical plant applications. We also have service facilities located in Midland, Texas, Lewiston, Michigan, Bridgeport, Texas and Bloomfield, New Mexico to provide maintenance inventory and support for our rental compressor fleet and for third party services.

         We currently provide our products and services to a customer base of oil and gas exploration and production companies operating primarily in Colorado, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Wyoming.

         We maintain our principal office at 2911 South County Road 1260, Midland, Texas 79706 and our telephone number is (432) 563-3974.

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

The Compression Business

         Natural gas compressors are used in a number of applications intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compression equipment is often required to boost a well's production to economically viable levels and enable gas to continue to flow in the pipeline to its destination. We believe that most producing gas wells in North America, at some point, will utilize compression. As of December 31, 2002, the Energy Information Administration reported that there were approximately 386,000 producing gas and gas condensate wells in the United States. The states where we currently operate, account for approximately 100,000 of these wells.

The Leasing Business

         We primarily lease natural gas compressors. As of February 29, 2004, we had 385 natural gas compressors totaling approximately 43,149 horsepower leased to 45 third parties, compared to 313 natural gas compressors totaling approximately 33,240 horsepower leased to 29 third parties at February 28, 2003. Of the 385 natural gas compressors, 50 were leased to Dominion Michigan and its affiliates.

         As a part  of our  leasing  business,  in  2000  we  formed  a  limited liability company, Hy-Bon Rotary Compression LLC, ("HBRC") with Hy-Bon Engineering Company, Inc., a non-affiliated company, to lease natural gas compressors. We formed HBRC to lease compressors to a customer with which the non-affiliated company had a relationship. The non-affiliated company owned 50% and we owned 50% of HBRC. The non-affiliated company managed HBRC. We split the expenses of HBRC with the other company. After the payment of expenses, we received whatever profit is realized by HBRC in proportion to the amount received by HBRC from the lease of natural gas compressors that are contributed by us and by the non-affiliated company to HBRC. As of February 28, 2003, we had contributed 40 compressors and the non-affiliated company had contributed 28 compressors to HBRC.

         On March 27, 2003, to be effective January 1, 2003, we purchased and Hy-Bon sold to us the 28 compressor packages it contributed. In consideration therefore, we paid Hy-Bon $2,150,000. The $2,150,000 was borrowed by us from our current lender.

         Hy-Bon has withdrawn as a member of HBRC effective as of January 1, 2003. We, as the other member of HBRC, retained all assets of HBRC, which as of January 1, 2003, had an unaudited aggregate value of approximately $346,000. We will dissolve HBRC in 2004 and have agreed to not operate using the name Hy-Bon.

         In addition to 80 separate written maintenance agreements covering non-owned compressor units that we had entered into at February 29, 2004, we provide maintenance as a part of our compressor leases. Many companies and individuals are turning to leasing of equipment instead of purchasing. Leasing does not require the purchaser to make large capital expenditures for new equipment or to obtain financing through a lending institution. This frees the customer's assets for developing the customer's business. Our leases generally have initial terms of from six to 24 months and then continue on a month-to-month basis. The leases with Dominion Exploration have an initial five-year term. Lease rentals are paid monthly. At the end of a lease term, the customer may continue to pay monthly rentals on the equipment, or we may require them to return it to us.

         Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Because the equipment is highly technical, a trained staff of field service personnel, a substantial parts inventory and a diversified fleet of natural gas compressors are often necessary to perform reconfiguration functions in an economic manner. It is not efficient or, in many cases, economically possible for independent natural gas producers to maintain reconfiguration capabilities individually. Also, our management believes that, in order to streamline their operations and reduce their capital expenditures and other costs, a number of major oil and gas companies have sold portions of their domestic energy reserves to independent energy producers and have outsourced many facets of their operations. We believe that these initiatives are likely to contribute to increased rental of compressor equipment. For that reason, we have created our own compressor-rental fleet to take advantage of the rental market, we spent approximately $6,505,500 in 2003 to expand our natural gas compressor inventory, and we intend to spend approximately $10,200,000 in 2004 on natural gas compressors.

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

         As of February 29, 2004, we had written maintenance agreements with third parties relating to 80 compressors. Each written maintenance agreement has from two to 5 years left on its term and each expires on December 31 in the expiration year. During our years ended December 31, 2003 and 2002, we received revenue of approximately $1,073,000 and $1,058,000 (approximately 8% and 10% of our total consolidated revenue), respectively, from maintenance agreements.

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

         During the years ended December 31, 2003 and 2002, we received revenue of approximately $597,000 and $630,000 (approximately 4.7% and 6% of our total consolidated revenue), respectively, from exchanging and rebuilding rotary screw compressors for third parties.

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

         During the years ended December 31, 2003 and 2002, we sold 62 and 39 flare systems, respectively, to our customers generating approximately $821,000 and $759,000 (approximately 6% and 7 % of our total consolidated revenue) in revenue, respectively.

Major Customers

         During  our  year  ended  December  31,  2003  and  2002,  sales to one
customer,   Dominion   Michigan,   amounted  to   approximately   28%  and  30%,
respectively, of our consolidated revenue.

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

         During our years ended December 31, 2003 and 2002, we did not spend any material amounts on research and development activities. Rather, product improvements were made as a part of our normal operating activities.

Sales and Marketing

         General. We conduct our operations from four locations. These locations, with the exception of our executive offices, maintain an inventory for local customer requirements, trained service technicians, and manufacturing capabilities to provide quick delivery and service for our customers. Our sales force also operates out of these locations and focuses on communication with our customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals. Our sales and marketing is performed by nine employees.

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

         During  the  years  ended   December  31,  2003  and  2002,   we  spent
approximately $46,000 and $49,000, respectively, on advertising.

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

Employees

         As of December 31, 2003, we had 80 total employees of which 79 were fulltime employees. No employees are represented by a labor union.

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

Government Regulation

         We  are  subject  to  numerous  federal,   state  and  local  laws  and
regulations  relating  to the  storage,  handling,  emission  and  discharge  of materials into the environment, including the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. As a result of our operations, we generate or manage hazardous wastes, such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. We currently spend a negligible amount each year to dispose of the wastes. Although we attempt to identify and address contamination before acquiring properties, and although we attempt to utilize generally accepted operating and disposal practices, hydrocarbons or other wastes may have been disposed of or released on or under properties owned, leased, or operated by us or on or under locations where such wastes have been taken for disposal. These properties and the wastes or remedial sites where they have been released might have to be remediated at our expense.

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

Suppliers and Raw Materials

         With respect to our flare system and compressor operations, our raw materials used consist of cast and forged iron and steel. Such materials are generally available from a number of suppliers, and accordingly, we are not dependent on any particular supplier for these new materials. We currently do not have long-term contracts with our suppliers of raw materials, but believe our sources of raw materials are reliable and adequate for our needs. We have not experienced any significant supply problems in the past.

         Certain components of our compressors are obtained primarily from four suppliers. If either one of our current major suppliers should curtail its operations or be unable to meet our needs, we would encounter delays in supplying our customers with compressors until an alternative supplier could be found. We may not be able to find acceptable alternative suppliers.

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

         The facility in Bloomfield, New Mexico is an approximately 4,000 square foot building that is leased at a current rate of $2,650 per month pursuant to a lease that terminates in May 2008. Approximately 1,000 square feet are used as office space and approximately 3,000 square feet are used for shop space.

         The facility in Bridgeport, Texas is an approximately 4,500 square foot building that is leased at a current rate of $1,500 per month pursuant to a lease that terminates in August 2006. Approximately 4,000 square feet is used as office space and approximately 500 square feet is used as shop space.

         We also own an approximately 4,100 square foot building in Midland that is leased at a current rate of $1,050 per month to an unaffiliated party pursuant to a lease that terminates in May 2005. This facility previously contained our executive offices and manufacturing and fabrication operations.

         We believe that our properties are generally well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings against our properties or us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit anything to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and warrants are quoted on the American Stock Exchange under the symbols NGS and NGS.WS, respectively. The following table sets forth for the periods indicated the high and low sales prices for our common stock and warrants as reported by the American Stock Exchange. Our common stock and warrants began trading on October 21, 2002.

----------------------------------- ---------------------- ---------------------
                                          Common Stock            Warrants
----------------------------------- ---------------------- ---------------------
                                      High          Low      High          Low
----------------------------------- ---------- ----------- ---------- ----------
Oct. 21, 2002 through Dec. 31, 2002   $4.25        $3.35     $0.90        $0.25
----------------------------------- ---------- ----------- ---------- ----------
2003
----------------------------------- ---------- ----------- ---------- ----------
First Quarter                         $4.30        $3.70     $0.80        $0.63
----------------------------------- ---------- ----------- ---------- ----------
Second Quarter                        $7.25        $3.65     $1.55        $0.55
----------------------------------- ---------- ----------- ---------- ----------
Third Quarter                         $6.75        $5.45     $1.65        $1.06
----------------------------------- ---------- ----------- ---------- ----------
Fourth Quarter                        $6.24        $5.25     $1.70        $1.25
----------------------------------- ---------- ----------- ---------- ----------


         As of December 31, 2003, there were approximately 25 holders of record of our common stock and 2 holders of record of our warrants. The number of holders of record does not include holders whose securities are held in street name.

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

         We have 343,654 shares of our 10% Convertible Series A Preferred Stock outstanding. Holders of that stock are entitled to cash dividends paid quarterly at a rate equal to 10% per annum or $0.325 per share annually. The 10% Convertible Series A Preferred Stock will automatically convert into our common stock at any time after April 24, 2003, if our common stock trades for 20 consecutive trading days after the six-month period at a price of $6.50 or more per share.

         The following is a table with information regarding our equity compensation plans as of December 31, 2003:

---------------------- ---------------------- ----------------------- ------------------------
Plan category          Number of securities   Weighted-average        Number of securities
                       to be issued upon      exercise price of       remaining available for
                       exercise of            outstanding options,    future issuance under
                       outstanding options,   warrants and rights     equity compensation
                       warrants and rights                            plans (excluding s
                                                                      ecurities reflected in
                                                                      column (a))


                       (a)                                            (c)
                                              (b)
---------------------- ---------------------- ----------------------- ------------------------
Equity compensation
plans approved by
security holders             80,000                  $3.92                   70,000


---------------------- ---------------------- ----------------------- ------------------------
Equity compensation
plans not approved by
security holders               -                       -                       -
---------------------- ---------------------- ----------------------- ------------------------
Total                        80,000                  $3.92                   70,000
---------------------- ---------------------- ----------------------- ------------------------


Sales of Unregistered Securities During the Year Ended December 31, 2003

         During the three months ended June 30, 2003, holders of 24,000 shares of our outstanding 10% Convertible Series A Preferred Stock converted the shares into 24,000 shares of our common stock. There was no underwriter involved in the transactions. The shares of our common stock were all issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, because all of the persons were accredited investors and appropriate restrictive legends were place on the certificates unless the shares were sold pursuant to the provisions of Rule 144.

         In June 2003 we issued 100,000 shares of our common stock to one person upon the exercise of an option that the person owned. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The person to whom the shares were issued had access to full information concerning us. The certificate for the shares contains a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this offering.

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

         In September 2003, we issued 26,549 shares of our common stock to one person and one company upon the exercise of outstanding warrants. The shares were issued in transactions nor involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The persons to whom the shares were issued had access to full information concerning us. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these offerings.

         In October 2003, we issued 3,000 shares of our common stock at $3.25 per share upon the exercise of a warrant by a holder thereof. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us. The certificate for the shares contains a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in the issuance of the 3,000 shares.

         On December 3, 2003 and on December 31, 2003, we granted options to purchase in the aggregate 15,000 shares of our common stock and 12,500 shares of our common stock, respectively, to three employees (an option to purchase 15,000 shares) and to five of our independent directors (options to purchase an aggregate of 12,500 shares). We do not consider grants of these options to constitute sales.

         On December 9, 2003, we issued 6,000 shares of our common stock at $2.00 per share upon the exercise of options by a holder thereof. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us.

         No repurchases of our securities were made by on our behalf of us or any "affiliated purchaser" as defined in Rule 10b - 18(a)(3) during the fourth quarter of the year ended December 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements and attached notes thereto and the other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled "Risk Factors" and elsewhere in this Report.

Overview

         We have  combined  the  operations  of our  wholly-owned  subsidiaries:
Rotary Gas Systems, NGE Leasing and Great Lakes Compression. These entities provide products and services to the oil and gas industry and are engaged in (1) the manufacture, sale and rental of natural gas compressors to enhance the productivity of oil and gas wells, and (2) the manufacture, sale and rental of flares and flare ignition systems for plant and production facilities. We have been the parent company and provide administrative and management support and, therefore, have expenses associated with that activity. On January 1, 2004, we merged our subsidiaries into us.

         We acquired the compression related assets of Great Lakes from Dominion Michigan on March 27, 2001. This acquisition significantly increased the number of compressor units that we own and service and thereby increased our revenue and operating income beginning April 1, 2001 and continuing through December 31, 2003.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002.

                                                                                          Natural Gas
                                                                            Great Lakes     Services
                                               Rotary Gas    NGE Leasing    Compression      Group          Total
                                              -----------    -----------    -----------   -----------    -----------
Twelve Months Ended December 31, 2003
Revenue                                       $     2,884    $     4,803    $     5,062   $      --      $    12,749
Gross margin                                        1,255          3,418          2,020          --            6,693
Selling, general and administrative expense           924            174            317           878          2,293
Depreciation                                          150            888            662            25          1,725
Interest expense                                        7            475            162            23            667
Other income (expense)                                 (4)           (11)            11          --               (4)
Equity in earnings from joint venture                --             --             --            --
                                              -----------    -----------    -----------   -----------    -----------
Income before income taxes                    $       170    $     1,870    $       890   $      (926)   $     2,004
                                              ===========    ===========    ===========   ===========    ===========


Twelve Months Ended December 31, 2002
Revenue                                       $     3,298    $     2,319    $     4,680   $      --      $    10,297
Gross margin                                        1,329          1,669          1,727          --            4,725
Selling, general and administrative expense           791            161            268           497          1,717
Depreciation                                          122            439            558            47          1,166
Interest expense                                        9            392            537            38            976
Other income (expense)                                  4             15           --            --               19
Equity in earnings from joint venture                --              485           --            --              485
                                              -----------    -----------    -----------   -----------    -----------
Income before income taxes                    $       411    $     1,177    $       364   $      (582)   $     1,370
                                              ===========    ===========    ===========   ===========    ===========

         Rotary Gas Systems Operations


         Revenue from outside sources decreased 13% or $414,000 for the twelve months ended December 31, 2003, as compared to the same period ended December 31, 2002. Because our products are custom-built, fluctuations in revenue from outside sources are expected. This decrease was mainly the result of a reduction in the sale of compressor units to third parties.

         The gross margin percentage increased from 40% for the twelve months ended December 31, 2002, to 44% for the same period ended December 31, 2003. The cost of revenue is comprised of expenses associated with service, parts and manufacturing expenses. This increase resulted mainly from a change in the product mix.

         Selling, general and administrative expense increased $133,000 or 17% for the twelve months ended December 31, 2003, as compared to the same period ended December 31, 2002. This was mainly the result of the addition of new salesmen in the Farmington, New Mexico and West Texas areas.

         Depreciation expense increased 23% or $28,000 for the twelve months ended December 31, 2003, as compared to the same period ended December 31, 2002. This increase was mainly due to the purchase of additional sales vehicles, shop and office equipment.

         NGE Leasing Operations

         Revenue from our rental of natural gas compressors increased $2,484,000 or 107% for the twelve months ended December 31, 2003, as compared to the same period in 2002. This increase is the result of units added to our rental fleet. From December 31, 2002, to December 31, 2003, we added 95 gas compressor units to our rental fleet, which included the 28 units we purchased from Hy-Bon on March 31, 2003. The revenue from the Joint Venture, which was previously accounted for using the equity method, has been consolidated beginning January 1, 2003. The profit earned on the units purchased from Hy-Bon is included in our consolidated earnings beginning April 1, 2003.

         The gross margin percentage decreased from 72% for the twelve months ended December 31, 2002 to 71% for the same period ending 2003. This decrease mainly resulted from a slight increase in maintenance expenses associated with rental compressor units.

         Selling, general and administrative expense increased $13,000 or 8% for the twelve months ended December 31, 2003, as compared to the same period in 2002. This was mainly the result of an increase in sales commissions from increased rental revenue.

         Depreciation expense increased 102% or $449,000 for the twelve months ended December 31, 2003, as compared to the same period ended December 31, 2002. This increase was the result of new gas compressor rental units being added to the rental fleet during the period.

         There was an increase in interest expense of 21% from $392,000 for the twelve months ended December 31, 2002, to $475,000 for the same period ended December 31, 2003. This is mainly as a result of an increase in bank debt used to purchase equipment for the rental fleet and service vehicles.

         Great Lakes Compression

         Revenue increased 8% for the twelve months ended December 31, 2003, compared to the same period in 2002. This increase resulted from a decrease in the sales of compressor units to third parties offset by increases in parts and labor sales. Because our compressor units are custom-built, fluctuations in revenue from outside sources are expected.

         The gross margin percentage increased from 37% for the twelve months ended December 31, 2002 to 40% for the same period in 2003. The cost of revenue is comprised of expenses associated with the maintenance of the gas compressor rental activity, service, parts, and manufacturing expenses. This increase resulted mainly from an increase in service and parts revenues.

         Selling, general and administrative expense increased by 18% or $49,000 for the twelve months ended December 31, 2003, as compared to the same period in 2002. This is mainly the result of an increase in advertising and promotional expenses.

         Depreciation expense increased from $558,000 for the twelve months ended December 31, 2002, to $662,000 for the same period ended December 31, 2003. The increase is the result of equipment that was added to the rental fleet and the replacement of several service vehicles.

         There was a decrease in interest expense of 70% from $537,000 for the twelve months ended December 31, 2002 to $162,000 for the twelve months ended December 31, 2003. This decrease resulted from a reduction of the debt owed to Dominion Michigan. Part of the proceeds from our initial public offering was used to reduce debt in the amount of $3,452,464 and our bank financed the remaining balance of $3,500,000 at a more favorable interest rate.

         Natural Gas Services Group

         Selling, general and administrative expense increased 77% from $497,000 for the twelve months ended December 31, 2002, as compared to $878,000 for the same period ended December 31, 2003. This was mainly the result of the added expense associated with being a publicly held company such as legal fees, auditor fees, underwriters and public relations fees.

         Amortization and depreciation expense decreased 47% from $47,000 for the twelve months ended December 31, 2002, to $25,000 for the same period ended December 31, 2003. This mainly resulted from vehicles that were moved to our then subsidiary, Great Lakes Compression.

         Interest expense decreased 39% from $38,000 for the twelve months ended December 31, 2002, to $23,000 for the same period ended December 31, 2003. This decrease resulted from a reduction in the interest rate and from bank notes for vehicles moved to our then subsidiary.

         Provision for income tax is accounted for on a consolidated basis. Therefore, the tax for all companies is included in the provision for income tax for us. Income tax expense increased $113,000, or 19%, primarily due to the increase in net taxable income.

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

         Service and maintenance revenue is recognized as the service is provided or over the term of the agreement, as applicable.

Allowance for doubtful accounts receivable

         We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since 38% of our accounts receivable are concentrated in approximately two customers at December 31, 2003, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Accounting for income taxes

         As part of the process of preparing our consolidated financial statements we are required to estimate our Federal income taxes as well as income taxes in each of the states in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not probable, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of operations.

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

         In 2002, Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased to amortize approximately $2.6 million of goodwill as of January 1, 2002. In lieu of amortization, we are required to perform an annual impairment review of our goodwill. Based upon valuations in July 2002 and June 2003, of our reporting units with goodwill, we did not record an impairment charge during either year.

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

Recently Issued Accounting Pronouncements

         In December 2002, the FASB issued Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement 123, or FAS 148. For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption, the prospective method. The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented, retroactive restatement method, or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards, modified prospective method. For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and plan on continuing using this method to account for stock options; therefore, we do not intend to adopt the transition requirements as specified in FAS 148. We adopted the disclosure requirements of FAS 148 as of December 31, 2002.

         In June 2003, the FASB approved SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company's third quarter of fiscal 2003. Implementation of SFAS 150 did not affect the Company's financial position.

Seasonality and Economic Conditions

         Our sales are affected by the timing of planned development and construction projects by energy industry customers.

         We do not believe that inflation had a material impact upon our results of operations during the year ended December 31, 2003, or during the year ended December 31, 2002.

Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt, and bank debt. At December 31, 2003, we had cash and cash equivalents of approximately $176,000, a working capital deficit of approximately $288,000 and debt of approximately $9,014,000 of which approximately $2,364,000 was classified as current. We had approximately $3,024,000 of net cash flow from operating activities during the twelve months ending December 31, 2003. This was primarily from net income of approximately $1,307,000 plus depreciation and amortization of approximately $1,726,000 and increases in deferred taxes of approximately $672,000, and decrease in accounts receivable of approximately $391,000.

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

         As of December 31, 2003 we had an aggregate of approximately $9,014,000 of outstanding indebtedness not including accounts payable and accrued expenses of approximately $1,071,000. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

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

         As of December 31, 2003, our debt service requirements on a monthly, quarterly and annual basis were approximately $223,000, $670,000, and $2,681,000, respectively. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due. If this were to occur, we may be forced to:

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

Approximately 70% of our compressor leases are leased for terms of six months or less that, if terminated, would adversely impact our revenue and our ability to recover our initial equipment costs.

         Approximately 70% of our compressor leases are for terms of up to six months. There is a possibility that these leases could be terminated by lessees within short periods of time and that we may not be able to recover the cost of the compressor for which a lease is terminated.

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

We rely on one customer for a significant amount of our business and the loss of this customer could adversely affect our operating results and lower the price of our common stock

         During the years ended December 2003 and 2002, Dominion Exploration & Production, Inc. accounted for approximately 28% and 30% of our consolidated revenue, respectively. The loss of Dominion Exploration as a customer could cause our operating results to fall below market analysts' expectations and lower the price of our common stock.

We are dependent on a few suppliers for some of our compressor components and the loss of one of these suppliers could cause a delay in the manufacturing of our compressors and reduce our revenue.

         We currently obtain approximately 23% of our compressor components from two suppliers. We order from these suppliers as needed and we have no long-term contracts with any of these suppliers. If any of these of these suppliers should curtail its operations or be unable to meet our needs, we would encounter delays in supplying our customers with compressors until an alternative supplier, if any, could be found. Such delays in our manufacturing process could reduce our revenue and negatively impact our relationships with customers.

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

We might be unable to employ adequate technical personnel, which could hamper our plans for expansion or increase our costs.

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

         We depend on the continued employment and performance of Wallace C. Sparkman, our interim President since the death of Wayne Vinson, Earl R. Wait, our Treasurer and Chief Financial Officer, and other key members of our management. If any of our key managers resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.

We are reliant on our current customers for future cash flows and the loss of one or more of our current customers could adversely affect our results of operations.

         Our business is dependent not only on securing new customers but also on maintaining current customers. Dominion Exploration & Production, Inc., an affiliate of Dominion Resources, Inc., accounted for approximately 28% and approximately 35% of our consolidated revenue during the year ended December 31, 2003 and the year ended December 31, 2002, respectively. The loss of one or more of our significant customers would have an adverse effect on our revenue and results of operations.

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

         Our board of directors has the authority to issue up to five million shares of preferred stock. The board of directors can fix the terms of the preferred stock without any action on the part of our shareholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. In addition, preferred stock could be used in connection with the board of director's adoption of a shareholders' rights plan (also known as a poison pill), which would make it much more difficult to effect a change in control of our company through acquiring or controlling blocks of stock. Also, after completion of this offering, our directors and officers as a group will continue to beneficially own stock. Although this is not a majority of our stock, it confers substantial voting power in the election of directors and management of our company. This would make it difficult for other minority shareholders, such as the investors in this offering, to effect a change in control or otherwise extend any significant control over the management of our company. This may adversely affect the market price and interfere with the voting and other rights of our common stock.

If our common stock does not trade for a certain price per share, our preferred stock will not automatically convert into our common stock.

         Our currently outstanding 343,654 shares of 10% Convertible Series A Preferred Stock will automatically convert into shares of our common stock if our common stock trades at or above $6.50 per share for 20 consecutive trading days. Until such event occurs, we will be required to:

         o        continue to pay the preferred stock dividend;

         o permit the preferred stock holders to vote as a separate class where required by Colorado law; and

         o pay the holders of preferred stock a preference upon our liquidation.

         The same consequences would likely result from any additional preferred stock that our board of directors may authorize for issuance in the future, as well as additional rights and preferences that could be included in the terms of the preferred stock. As of February 29, 2004, our common stock has not traded at the required threshold in order to trigger the automatic conversion of the preferred stock.

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

         We adopted FAS 142 as of January 1, 2002. Based on an independent valuation in July 2002 and June 2003 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2002 or 2003. In the future it could result in impairments of our intangible assets or goodwill. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $2,704,000 as of December 31, 2003, and we expect the carrying value of net intangible assets will increase significantly if we acquire additional businesses. Any impairments in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statement of operations and financial position.

Item 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We did not change our principal independent accountant for the years ended December 31, 2003 or December 31, 2002.

Item 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and our principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. They have concluded that these disclosure controls provide reasonable assurance that we can collect process and disclose, within the time periods specified in the Commission's rules and forms, the information required to be disclosed in our periodic Exchange Act reports.

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

         The table below contains information about our executive officers and directors:

         Name                                 Age    Position
         ----                                 ---    --------

         Wallace O. Sellers(1)(2)(3)          74     Director, Chairman
         Wallace C. Sparkman(5)               73     Director, Interim President
                                                     and Chief Executive Officer
         Charles G. Curtis(1)(2) (3)          71     Director
         William F. Hughes, Jr. (1)(2) (3)    51     Director
         Gene A. Strasheim(1)(2)(3)(4)        62     Director
         Richard L. Yadon(1)(2)(3)            45     Director
         Earl R. Wait                         60     Chief Financial Officer and
                                                     Treasurer
         Ronald D. Bingham                    59     Vice President
         S. Craig Rogers                      41     Vice President
         Scott W. Sparkman(5)                 42     Secretary
         ---------------------

         (1) Member of our audit committee
         (2) Member of our compensation committee
         (3) Member of our nominating committee
         (4) Gene A. Strasheim has been determined by our Board of Directors to be the financial expert on our audit committee. Mr. Strasheim is independent as that term is used in Item 7 (d)(3)(iv) of Schedule A of the Exchange Act.
         (5) Wallace C. Sparkman is the father of Scott W. Sparkman.

         The Board of Directors has been divided into three classes with directors serving staggered three-year terms. With respect to the existing Board of Directors, the terms of Messrs. Hughes (who replaced James T. Grigsby on the Board of Directors), Sparkman (who replaced Scott W. Sparkman on the Board of Directors), and Yadon will expire in 2004 and the terms of Messrs. Curtis, Sellers and Strasheim will expire in 2005. All officers serve at the discretion of the Board of Directors.

         The following sets forth biographical information for at least the past five years for our directors and executive officers.

         Wallace O. Sellers is one of our founders and has served as a director and the Chairman of our Board of Directors since December 17, 1998. Mr. Sellers was the Chairman of the Board of Directors of Great Lakes Compression from February 2001 to December 31, 2003. Although Mr. Sellers retired in December 1994, he served as Vice-Chairman of the Board and Chairman of the Executive Committee of Enhance Financial Services, Inc., a financial guaranty reinsurer, from January 1995 to 2001. From November 1986 to December 1991 he was President and Chief Executive Officer of Enhance. From 1951 to 1986 Mr. Sellers was employed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an investment banker, in various capacities, including Director of the Municipal and Corporate Bond Division and Director of the Securities Research Division. Immediately prior to his retirement from Merrill Lynch, he served as Senior Vice President and Director of Strategic Development. Mr. Sellers received a BA degree from the University of New Mexico, an MA degree from New York University and attended the Advanced Management Program at Harvard University. Mr. Sellers is a Chartered Financial Analyst.

         Wallace C. Sparkman is one of our founders and has served as a director since 2003. He was appointed Interim President and Chief Executive Officer following the death of Wayne Vinson in March 2004 until our Board of Directors appoints a new President and Chief Executive Officer. Mr. Sparkman was the President of NGE from July 2001 to December 31, 2003, a director of NGE from February 1996 to December 31, 2003, and the President of Rotary (and its predecessor, Flare King) from April 1993 to April 1997. Mr. Sparkman served as our President from May 2000 to July 2001 and as the President of Great Lakes Compression from February 2001 to July 2001. Mr. Sparkman was Vice President of NGE from February 1996 to November 1999. From December 1998 to 2003, Mr.
Sparkman  was a consultant  to our Board of  Directors.  From 1985 to 1998,  Mr.
Sparkman acted as a management consultant to various entities and acted as a principal in forming several privately-owned companies. Mr. Sparkman was a co-founder of Sparkman Energy Corporation, a natural gas gathering and transmission company, in 1979 and served as its Chairman of the Board, President and Chief Executive Officer until 1985 when ownership control changed. From 1968 to 1979, Mr. Sparkman held various executive positions and served as a director of Tejas Gas Corporation, a natural gas gathering and transmission company. At the time of his resignation from Tejas Gas Corporation in 1979, Mr. Sparkman was President and Chief Executive Officer. Mr. Sparkman has more than 34 years of experience in the energy service industry.

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

         William F. Hughes, Jr. has been one of our directors since December 2003. Since 1983, Mr. Hughes has been co-owner of The Whole Wheatery, LLC, a natural foods store located in Lancaster, California. Mr. Hughes holds a Bachelor of Science degree in Civil Engineering from the U.S. Air Force Academy and a Masters of Science in Engineering from UCLA.

         Gene A. Strasheim has served as one of our directors since 2003. Since 2001, Mr. Strasheim has been a financial consultant to Skyline Electronics/Products, a manufacturer of circuit boards and large remotely controlled digital interstate highway signs. From 1992 to 2001, Mr. Strasheim was the Chief Financial Officer of Skyline Electronics/Products. From 1985 to 1992, Mr. Strasheim was the Vice President-Finance and Treasurer of CF&I Steel Corporation. Prior to that, Mr. Strasheim was the Vice President-Finance for two companies and was a partner with Deloitte Haskins & Sells, a large accounting firm. Mr. Strasheim practiced as a Certified Public Accountant in three states and has a BS degree from the University of Wyoming.

         Richard L. Yadon has served as one of our directors since 2003. Mr. Yadon is one of the original founders of Rotary and served as advisor to Natural Gas' Board of Directors from June 2002 to June 2003. Since 1981, Mr. Yadon has owned and operated Yadeco Pipe & Equipment and since December 1994, has co-owned and presided as President of Midland Pipe & Equipment, Inc. Both companies are directly related to drilling and completion of oil and gas wells in Texas, New Mexico, Louisiana and Oklahoma. Since 1981, he has owned Yadon Properties, which owns and operates real estate in Midland, Texas. Mr. Yadon has 22 years of experience in the energy service industry.

         Earl R. Wait has served as our Chief Financial Officer since May 2000 and our Treasurer since 1998. Mr. Wait was our Chief Accounting Officer from 1998 to May 2000. Mr. Wait was the Chief Financial Officer and Secretary/Treasurer of Flare King and then Rotary from April 1993 to December 31, 2003, the Controller and Assistant Secretary/Treasurer for Hi-Tech from 1994 to 1999, a director of NGE and Rotary from July 1999 to April 2001 and the Chief Accounting Officer and Treasurer of Great Lakes Compression from February 2001 to December 31, 2003. Mr. Wait is a certified public accountant with an MBA in management and has more than 25 years of experience in the energy industry.

         Ronald D. Bingham has served as one of our Vice Presidents since December 2003 and was the President of Great Lakes Compression from 2001 to December 31, 2003. From March 2001 to July 2001, Mr. Bingham was the General Manager of Great Lakes Compression. From January 1989 to March 2001, Mr. Bingham was the District Manager for Waukesha Pearce Industries, Inc., a distributor of Waukesha natural gas engines. Mr. Bingham is a member of the Michigan Oil and Gas Association and received a bachelors degree in Graphic Arts from Sam Houston State University.

         S. Craig Rogers has served as one of our Vice Presidents since June 2003. He served as Operations Manager for Rotary from 1995 to December 31, 2003, and Vice President of Rotary from April 2002 to December 31, 2003. From March 1987 to January 1995, Mr. Rogers was the Shop Manager for CSI, a major manufacturer of natural gas compressors.

         Scott W. Sparkman has served as our Secretary since December 1998. Mr. Sparkman was Executive Vice-President of NGE from July 2001 to December 31, 2003, was a director of NGE from December 1998 to December 31, 2003, was Secretary and Treasurer of NGE from March 1999 to December 31, 2003 and was the Secretary of Great Lakes Compression from February 2001 to December 31, 2003. Mr. Sparkman was one of our directors from 1998 to 2003. Mr. Sparkman served as the President of NGE from December 1998 to July 2001. From May 1997 to July 1998, Mr. Sparkman served as Project Manager and Comptroller for Business
Development Strategies, Inc., a designer of internet websites. Mr. Sparkman pursued personal business interests from May 1996 to May 1997. From February 1991 to May 1996, Mr. Sparkman served as Vice President and Director, later as President and Director, of Diamond S Safety Services, Inc., a seller and servicer of hydrogen sulfide monitoring equipment. Mr. Sparkman received a BBA degree from Texas A&M University

         All of the officers devote substantially all of their working time to our business.

Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of our outstanding common stock to file reports of beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of the reports.

         Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us for 2003 no persons who were either one of our directors or officers or who beneficially owned more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 except:

         o        Ronald D. Bingham was late in filing his Form 3;

         o        S. Craig Rogers was late in filing his Form 3;

         o Charles G. Curtis was late in filing a Form 4 to report two acquisitions of warrants, was late in filing a Form 4 to report the grant of a nonqualified option to him which Charles
                  G. Curtis reported on a Form 5 and filed amendments to Forms 4 he previously filed;

         o William F. Hughes, Jr. was late in filing a Form 4 to report the grant of a nonqualified option to him which William F. Hughes reported on a Form 5;

         o Wallace O. Sellers was late in filing a Form 4 to report two transactions and was late in filing a Form 4 to report the grant of a nonqualified option to him which Wallace O. Sellers reported on a Form 5;

         o Gene A. Strasheim was late in filing a Form 4 to report the grant of a nonqualified option to him which Gene A. Strasheim reported on a Form 5; and

         o Richard L. Yadon was late in filing a Form 4 to repot the grant of a nonqualified option to him which Richard L. Yadon reported on a Form 5.

Code of Ethics

         Our Board of  Directors  has  adopted a Code of  Business  Conduct  and
Ethics ("Code"), which we intend to post on our web site located at WWW.NGSGI.COM. You may also obtain a copy of our Code by requesting a copy in writing at 2911 SCR 1260, Midland, TX 79706 or by calling us at (432) 563-3974.

         Our Code provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code provides that:

         o        We will comply with all laws, rules and regulations;

         o Our directors, officers and employees are to avoid conflicts of interest and are prohibited from competing with us or personally exploiting our corporate opportunities;

         o Our directors, officers and employees are to protect our assets and maintain our confidentiality;

         o We are committed to promoting values of integrity and fair dealing; and

         o We are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports.

         Our Code also contains procedures for our employees to report, anonymously or otherwise, violations of the Code.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth information regarding the compensation paid during the years ended December 31, 2003, 2002 and 2001 by us to Wayne L. Vinson, Earl R. Wait and Craig Rogers our only officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2003.

                                                                                  Long-Term
                                            Annual Compensation              Compensation Awards
                                            -------------------              --------------------
Name
                                                                            Securities Underlying
Principal Position                   Year         Salary           Bonus          Options
------------------                   ----         ------           -----    -----------------------
Wayne L. Vinson                      2003      $ 120,000(1)      $ 48,000               -0-
     Executive Vice President        2002      $ 120,000(1)      $ 39,452               -0-(2)
     until 7/25/01                   2001      $ 102,692(1)      $ 25,583               -0-
     President from7/25/01 until
     3/15/04

Earl R. Wait                         2003      $   90,000        $ 41,256               -0-
     Chief Financial Officer         2002      $   90,000        $ 29,589             15,000
                                     2001      $   85,385        $ 23,164               -0-






S. Craig Rogers                      2003      $   88,500        $ 37,669               -0-
     Vice President                  2002      $   80,000        $ 26,301              12,000
     Since June 2003                 2001      $   64,615        $ 20,957               -0-

--------------------------
(1) Does not include any compensation paid to the wife of Wayne L. Vinson for her services as our accounts payable and payroll clerk for 2003, 2002 and 2001, respectively.

(2) CAV-RDV, Ltd., a Texas limited partnership for the benefit of the children of Wayne L. Vinson, was issued a five year warrant to purchase 15,756 shares of our common stock at $2.50 per share in consideration for CAV-RDV, Ltd. guaranteeing a portion of our debt. The children are eighteen years old or older and Mr. Vinson was not a partner in CAV-RDV, Ltd. and disclaimed beneficial ownership of the warrants.

         We have established a bonus program for our officers. At the end of each of our fiscal years, our Board of Directors reviews our operating history and determines whether or not any bonuses should be paid to our officers. If so, the Board of Directors determines what amount should be paid to our officers. The Board of Directors may discontinue the bonus program at any time.

                        Option Grants in Last Fiscal Year

         We did not grant any options to Wayne L. Vinson, Earl R. Wait or S. Craig Rogers, our officers whose combined salary and bonuses exceeded $100,000 during our year ended December 31, 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth information pertaining to option exercises by, and fiscal year end option values of options held by, Wayne L. Vinson, Earl R. Wait, and S. Craig Rogers, our only executive officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2003:


                                                                                Fiscal Year End Option Values
                                                      Number of Securities           Value of Unexercised
                        Shares                       Underlying Unexercised          In-the-Money Options
                       Acquired         Value      Options at Fiscal Year End         at Fiscal Year End
Name                 On Exercise      Received      Exercisable/Unexercisable     Exercisable/Unexercisable
----                 -----------      --------     ---------------------------  -----------------------------
Wayne L. Vinson                0             0                             0/0                            0/0

Earl R. Wait                   0             0                   10,000/15,000                $23,000/$34,500

S. Craig Rogers                0             0                    8,000/12,000                $18,400/$27,600

Compensation of Directors

         Our directors who are not employees are paid $1,000 per quarter and at December 31 of each year are issued a five year option to purchase 2,500 shares of our common stock at the then market value. On December 31, 2003, we granted an option to each of our five non-employee directors to purchase 2,500 shares of our common stock at $5.55 per share. We also reimburse our directors for accountable expenses incurred on our behalf.

1998 Stock Option Plan

         We have adopted the 1998 Stock Option Plan, which provides for the issuance of options to purchase up to 150,000 shares of our common stock. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees and consultants and to promote the success of our business. The plan is administered by the Board of Directors or a compensation committee consisting of two or more non-employee directors, if appointed. At its discretion, the administrator of the plan may determine the persons to whom options may be granted and the terms upon which such options will be granted. In addition, the administrator of the plan may interpret the plan and may adopt, amend and rescind rules and regulations for its administration. The following options to purchase our common stock have been granted under the plan and are outstanding:

         o        12,000 shares at an exercise price of $2.00 per share,

         o        33,000 shares at an exercise price of $3.25 per share,

         o        7,500 shares at an exercise price of $3.88 per share, and

         o        18,500 shares at an exercise price of $5.55 per share.

Limitations on Directors' and Officers' Liability

         Our Articles of Incorporation provide our officers and directors with certain limitations on liability to us or any of our shareholders for damages for breach of fiduciary duty as a director or officer involving certain acts or omissions of any such director or officer.

         This limitation on liability may have the effect of reducing the likelihood of derivative litigation against directors and officers and may discourage or deter shareholders or management from bringing a lawsuit against directors and officers for breach of their duty of care even though such an action, if successful, might otherwise have benefited our shareholders and us.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 18, 2004, the beneficial ownership of our common stock and our 10% convertible series preferred stock:
(i) by each of our directors and executive officers; (ii) by all of our executive officers and directors as a group; and (iii) by all persons known by us to beneficially own more than five percent of our common stock and benefically own more than five percent of our 10% convertible series preferred stock.


                                                                          Shares of
                                       Shares of                      Convertible Series
                                     Common Stock       Percent       A Preferred Stock        Percent
                                     Beneficially     Beneficially       Beneficially        Beneficially
Name and Address                        Owned            Owned             Owned                Owned
----------------                     ------------     ------------    ------------------     ------------
Wallace O. and Naudain Sellers        700,659(1)           14%               -0-                 -0-
P.O. Box 106
6539 Upper York Road
Solebury, PA  18963-0106

Charles G. Curtis                      68,000(2)          1.3%             18,000                5.2%
1 Penrose Lane
Colorado Springs, CO  80906

William F. Hughes                     244,500(3)          4.8%             12,000                3.5%
42921 Normandy Lane
Lancaster, CA 93536

Wallace C. Sparkman                   167,691(4)          3.3%               -0-                  -0-
4906 Oakwood Court
Midland, TX 79707





Gene A. Strasheim                       2,500             .05%               -0-                  -0-
165 Huntington Place
Colorado Springs, CO  80906

Richard L. Yadon                      296,683(5)          5.9%               -0-                  -0-
P.O. Box 8715
Midland, TX  79708-8715

S. Craig Rogers                        14,250 (6)          .3%               -0-                  -0-
14732 Bluestem Ave
Gardendale, TX  79758

Earl R. Wait                           75,000(7)          1.5%               -0-                  -0-
109 Seco
Portland, TX  78374

Scott W. Sparkman                     516,467(8)         10.2%               -0-                  -0-
1604 Ventura Avenue
Midland, TX  79705

All directors and executive         2,085,750 (9)        39.5%             30,000                8.7%
officers as a group
(nine persons)

CAV-RDV, Ltd.                         488,128(10)         9.7%               -0-                  -0-
1541 Shannon Drive
Lewisville, TX  75077

RWG Investments LLC                   424,000(11)         8.3%             12,000                3.5%
5980 Wildwood Drive
Rapid City, SD  57902

----------------------------------
     (1) Includes 238,720 shares of common stock owned by the Wallace Sellers, July 11, 2002 GRAT, warrants to purchase 21,936 shares of common stock, 9,032 shares of common stock and 5,000 shares of common stock at $ 2.50 per share, at $3.25 per share and at $6.25 per share, respectively, owned by Wallace Sellers, options to purchase 2,500 shares of common stock at $3.88 per share and 2,500 shares of common stock at $5.55 per share, respectively, owned by Wallace Sellers, 95,971 shares of common stock owned by Naudain Sellers, and 238,720 shares of common stock owned by the Naudain Sellers, July 11, 2002 GRAT. Wallace and Naudain Sellers are husband and wife. Wallace Sellers is the trustee of his wife's trust and his wife is the trustee of his trust. The beneficiaries of the trusts are two trusts. The beneficiaries of one trust are Naudain Sellers and their three children and the beneficiaries of the other trust are their three children.
     (2) Represents warrants to purchase 40,000 shares of common stock at $3.25 per share, options to purchase 2,500 shares of common stock at $3.88 per share and 2,500 shares of common stock at $5.55 per share, respectively, and 18,000 shares of common stock which may be obtained upon conversion of shares of our 10% Convertible Series A Preferred Stock.
     (3) Includes 168,500 shares of common stock owned by the William and Cheryl Hughes Family Trust, a warrant to purchase 60,000 shares of common stock at $3.25 per share, on option to purchase 2,500 shares of common stock at $5.55 per share and 12,000 shares of common stock which may be obtained upon conversion of shares of our 10% Convertible Series A Preferred Stock.
     (4) Includes 105,691 shares owned by Diamente Investments, LLP, a Texas limited partnership of which Mr. Sparkman is a general and limited partner.
     (5) Includes warrants to purchase 14,683 shares of common stock at $2.50 per share and an option to purchase 2,500 shares if common stock at $5.55 per share.

     (6) Includes warrants to purchase 1,125 shares of common stock at $6.25 per share and an option to purchase 12,000 shares of common stock at $3.25 per share that began to vest in April 2003.
     (7) Includes an option to purchase 15,000 shares of common stock at $3.25 per share that began to vest in April 2003.
     (8) Includes 20,000 shares of common stock owned by Scott W. Sparkman and 475,000 shares of common stock and warrants to purchase 21,467 shares of common stock at $2.50 per share owned by Diamond S DGT, a trust for which Mr. Sparkman is a co-trustee and co-beneficiary with his sister.
     (9) Includes the shares of common stock set forth in (1) through (10) above issuable upon the exercise of options and warrants and the conversion of shares of our 10% Convertible Series A Preferred Stock.
     (10) Includes warrants to purchase 15,756 shares of common stock at $2.50 per share, and 2,122 shares of common stock at $3.25 per share, respectively. CAV-RDV is a Texas Limited Partnership for the benefit of Ryan and Candice Vinson.
     (10) Includes warrants to purchase 32,000 shares of common stock at $3.25 per share, warrants to purchase 15,000 shares of common stock at $6.25 per share and 12,000 shares of common stock which may be obtained upon conversion of shares of our 10% Convertible Series A Preferred Stock. RWG Investments LLC is a limited liability company the beneficial owner of which is Roland W. Gentner, 5980 Wildwood Drive, Rapid City, South Dakota 57902.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 2002, we issued five year warrants to purchase shares of our common stock at $3.25 per share to the following persons for guaranteeing our restructured bank debt indicated:

                               Number of Shares            Amount of Additional
     Name                     Underlying Warrants            Debt Guaranteed
     ----                     -------------------            ---------------

     Wallace O. Sellers              9,032                  $  451,601
     CAV-RDV, Ltd.(1)                2,122                     106,098
     Richard L. Yadon                5,318                     265,879

(1) CAV-RDV, Ltd., is a Texas limited partnership for the benefit of the children of Wayne L. Vinson. Both children are eighteen years old or older and Mr. Vinson is not a partner in CAV-RDV, Ltd. Mr. Vinson disclaims beneficial ownership of the warrants.

         None of the guaranties is still in effect.

         Wayne L. Vinson, Earl R. Wait and Wallace C. Sparkman have also guaranteed approximately $197,000, $84,000 and $92,000, respectively, of additional debt for us without consideration. This debt was incurred when we acquired vehicles, equipment and software. The following schedule provides information as to the remaining debt balances as of February 29, 2004:

                                  Balance at           Interest         Maturity
         Guarantor             February 29, 2004           Rate             Date
         ---------             -----------------      ---------      -----------
         Earl Wait                        $1,162          1.90%        3/26/2004
         Earl Wait                        26,594         10.50%       10/10/2005
         Wallace Sparkman                 69,908            10%       10/15/2010
         Wayne Vinson                      1,008          1.90%        4/22/2004
         Wayne Vinson                      2,660          7.50%        6/21/2004

         None of the guarantees is still in effect.

         In October, 1999, RWG Investments, LLC was granted a five year option to purchase 100,000 shares of our common stock at $2.00 per share in consideration of one of its members serving as an advisor to us. In June 2003, RWG Investments LLC exercised the option.

         Hunter Wise Financial Group LLC served as our investment banker and advisor in connection with our acquisition of the compression related assets of Dominion Michigan for which we paid Hunter Wise a total fee of $440,000. James
T. Grigsby, one of our former directors, has a 1% interest in Hunter Wise.

         All of our independent directors were each paid $1,000 and were each issued an option to purchase 2,500 shares of our common stock at $5.55 per share for serving as our directors during the year ended December 31, 2003 and at $3.88 for serving as our directors during the year ended December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         The following is a list of all exhibits filed as part of this Form 10-KSB:

Exhibit No.        Description and Method of Filing
-----------        --------------------------------

2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc.(2)

3.1                Articles of incorporation.(3)

3.2 Amendment to articles of incorporation dated March 31, 1999, and filed on May 25, 1999.(3)

3.3 Amendment to articles of incorporation dated July 25, 2001, and filed on July 30, 2001.(3)

3.4 Amendment to articles of incorporation dated June 18, 2003, and filed on June 19, 2003.(3)

3.5 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging NGE Leasing, Inc into Natural Gas Services Group, Inc.(1)

3.6 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Rotary Gas Systems, Inc. into Natural Gas Services Group, Inc.(1)

3.7 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Great Lakes Compression, Inc. into Natural Gas Services Group, Inc.(1)

3.8                Bylaws.(3)

4.1                Form of warrant certificate.(3)

4.2                Form of warrant agent agreement.(3)

Exhibit No.        Description and Method of Filing
-----------        --------------------------------

4.3                Form of lock-up agreement.(3)

4.4 Form of representative's option for the purchase of common stock.(3)

4.5                Form  of   representative's   option  for  the   purchase  of
                   warrants.(3)

10.1               1998 Stock Option Plan.(3)

10.2 Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.(3)

10.3               Amendment to Guaranty  Agreement between Natural Gas Services
                   Group,  Inc.  and  Dominion  Michigan  Production   Services,
                   Inc.(3)

10.4               Form of  Series A 10%  Subordinated  Notes due  December  31,
                   2006.(3)

10.5               Form of Five-Year Warrants to Purchase Common Stock.(3)

10.6               Warrants issued to Berry-Shino Securities, Inc.(3)

10.7               Warrants issued to Neidiger, Tucker, Bruner, Inc.(3)

10.8 Form of warrant issued in March 2001 for guaranteeing debt.(3)

10.9 Form of warrant issued in April 2002 for guaranteeing debt.(3)

10.10              Exhibits  3(c)(1),  3(c)(2),   3(c)(3),  3(1)(4),   13(d)(1),
                   13(d)(2) and 13(d)(3) to Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.(3)

10.11              Articles of Organization of Hy-Bon Rotary Compression, L.L.C.
                   dated April 17, 2000 and filed on April 20, 2001.(3)

10.12              Regulations of Hy-Bon Rotary Compression, L.L.C.(3)


10.13 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank(4)

10.14 Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus(5)

10.15 Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson(5)

10.16 Termination of Employment Agreement Letter relating to the Employment Agreement of Earl R. Wait(5)

10.17              Lease Agreement dated June 1, 2003 with Steven J. & Katherina
                   L. Winer(1)

10.18              Lease  Agreement  dated  June 19,  2003 with Wise  Commercial
                   Properties(1)

23.1               Consent of HEIN + ASSOCIATES LLP.(1)

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit No.        Description and Method of Filing
-----------        --------------------------------

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1               Certification  required by Section 906 of the  Sarbanes-Oxley
                   Act of 2002. (1)

32.2               Certification  required by Section 906 of the  Sarbanes-Oxley
                   Act of 2002. (1)
-------------------
    (1) Filed herewith.
    (2) Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed as an exhibit to our Current Report on Form 8-K dated February 28, 2003
    (3) Exhibits 3.1 through 3.4 and 3.8 through 10.12 are incorporated by reference to the exhibits filed as exhibits to our Registration Statement No. 333-88314
    (4) Exhibit 10.13 is incorporated by reference to our Current Report on Form 8-K filed on April 14, 2003
    (5) Exhibits 10.14, 10.15 and 10.16 are incorporated by reference to exhibits 10.25, 10.26 and 10.27 to our Annual Report on Form 10-KSB for the year ended December 31, 2002

(b)      Reports on Form 8-K

         On November 11, 2003, we filed a Current Report on Form 8-K in which we described our earnings release for the third quarter of 2003 under Item 12 and filed a copy of the release as an exhibit under Item 7.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our principal accountant for the fiscal years ended December 31, 2003 and 2002 was HEIN + ASSOCIATES LLP.

Audit Fees

         The aggregate fees billed for professional services rendered by HEIN + ASSOCIATES LLP for the audit of our financial statements for our fiscal year ended December 31, 2003 and 2002 and the review of the financial statements in our Forms 10-QSB for the fiscal quarters in such fiscal years were $75,749 and $43,691, respectively.

Audit Related Fees

         No fees were billed by HEIN + ASSOCIATES LLP during our fiscal years ended December 31, 2003 and 2002 for assurance and related services.

Tax Fees

         The aggregate fees billed for professional services rendered by HEIN + ASSOCIATES LLP for the compliance, tax advice and tax planning were $18,391 and $15,468 respectively.

Audit Committees Pre-Approval Policies and Procedures

         In accordance with Section 10A(i) of the Exchange Act, our audit committee approves the engagement of our principal accountant prior to the accountant rendering audit or non-audit services.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 2004               NATURAL GAS SERVICES GROUP, INC.


                                    /s/ Wallace C. Sparkman
                                    -----------------------
                                    Wallace C. Sparkman, President and Principal
                                    Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                    Title                    Date
---------                                    -----                    ----

/s/Charles G. Curtis                        Director              March 25, 2004
----------------------------
Charles G. Curtis

/s/William F. Hughes, Jr                    Director              March 25, 2004
----------------------------
William F. Hughes, Jr.

/s/Wallace O. Sellers                       Director              March 25, 2004
----------------------------
Wallace O. Sellers

/s/Wallace C. Sparkman                      Director              March 25, 2004
----------------------------
Wallace C. Sparkman

/s/ Gene A. Strasheim                       Director              March 25, 2004
----------------------------
Gene A. Strasheim

/s/Richard L. Yadon                         Director              March 25, 2004
----------------------------
Richard L. Yadon

                                INDEX OF EXHIBITS

         The following is a list of all exhibits filed as part of this Form 10-KSB:

Exhibit No.        Description and Method of Filing
-----------        --------------------------------

2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc.(2)

3.1                Articles of incorporation.(3)

3.2 Amendment to articles of incorporation dated March 31, 1999, and filed on May 25, 1999.(3)

3.3 Amendment to articles of incorporation dated July 25, 2001, and filed on July 30, 2001.(3)

3.4 Amendment to articles of incorporation dated June 18, 2003, and filed on June 19, 2003.(3)

3.5 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging NGE Leasing, Inc into Natural Gas Services Group, Inc.(1)

3.6 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Rotary Gas Systems, Inc. into Natural Gas Services Group, Inc.(1)

3.7 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Great Lakes Compression, Inc. into Natural Gas Services Group, Inc.(1)

3.8                Bylaws.(3)

4.1                Form of warrant certificate.(3)

4.2                Form of warrant agent agreement.(3)

4.3                Form of lock-up agreement.(3)

4.4 Form of representative's option for the purchase of common stock.(3)

4.5                Form  of   representative's   option  for  the   purchase  of
                   warrants.(3)

10.1               1998 Stock Option Plan.(3)

10.2 Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.(3)

10.3               Amendment to Guaranty  Agreement between Natural Gas Services
                   Group,  Inc.  and  Dominion  Michigan  Production   Services,
                   Inc.(3)

10.4               Form of  Series A 10%  Subordinated  Notes due  December  31,
                   2006.(3)

10.5               Form of Five-Year Warrants to Purchase Common Stock.(3)

10.6               Warrants issued to Berry-Shino Securities, Inc.(3)

10.7               Warrants issued to Neidiger, Tucker, Bruner, Inc.(3)

Exhibit No.        Description and Method of Filing
-----------        --------------------------------

10.8 Form of warrant issued in March 2001 for guaranteeing debt.(3)

10.9 Form of warrant issued in April 2002 for guaranteeing debt.(3)

10.10              Exhibits  3(c)(1),  3(c)(2),   3(c)(3),  3(1)(4),   13(d)(1),
                   13(d)(2) and 13(d)(3) to Asset Purchase Agreement between Natural Gas Acquisition Corporation and Great Lakes Compression, Inc. dated January 1, 2001.(3)

10.11              Articles of Organization of Hy-Bon Rotary Compression, L.L.C.
                   dated April 17, 2000 and filed on April 20, 2001.(3)

10.12              Regulations of Hy-Bon Rotary Compression, L.L.C.(3)


10.13 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank(4)

10.14 Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus(5)

10.15 Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson(5)

10.16 Termination of Employment Agreement Letter relating to the Employment Agreement of Earl R. Wait(5)

10.17              Lease Agreement dated June 1, 2003 with Steven J. & Katherina
                   L. Winer(1)

10.18              Lease  Agreement  dated  June 19,  2003 with Wise  Commercial
                   Properties(1)

23.1               Consent of HEIN + ASSOCIATES LLP.(1)

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1               Certification  required by Section 906 of the  Sarbanes-Oxley
                   Act of 2002. (1)

32.2               Certification  required by Section 906 of the  Sarbanes-Oxley
                   Act of 2002. (1)

    (1) Filed herewith.
    (2) Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed as an exhibit to our Current Report on Form 8-K dated February 28, 2003
    (3) Exhibits 3.1 through 3.4 and 3.8 through 10.12 are incorporated by reference to the exhibits filed as exhibits to our Registration Statement No. 333-88314
    (4) Exhibit 10.13 is incorporated by reference to our Current Report on Form 8-K filed on April 14, 2003
    (5) Exhibits 10.14, 10.15 and 10.16 are incorporated by reference to exhibits 10.25, 10.26 and 10.27 to our Annual Report on Form 10-KSB for the year ended December 31, 2002

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Natural Gas Services Group, Inc.


We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.




HEIN & ASSOCIATES LLP

Dallas, Texas
February 13, 2004


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   176,202
   Trade accounts receivable, net of doubtful accounts of $5,000                       816,596
   Inventory                                                                         2,554,239
   Prepaid expenses and other                                                          107,030
                                                                                   -----------
                  Total current assets                                               3,654,067

LEASE EQUIPMENT, net of accumulated depreciation of $2,978,848                      18,986,190
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $906,736                  2,818,438
GOODWILL, net of accumulated amortization of $325,192                                2,589,655
PATENTS, net of accumulated amortization of $137,423                                   113,941
OTHER ASSETS                                                                           107,900
                                                                                   -----------
                  Total assets                                                     $28,270,191
                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease                             $ 2,363,927
   Line of credit                                                                      300,000
   Accounts payable and accrued liabilities                                          1,070,652
   Deferred income                                                                     207,215
                                                                                   -----------
                  Total current liabilities                                          3,941,794

LONG-TERM DEBT AND CAPITAL LEASE, less current portion                               6,650,486
SUBORDINATED NOTES, net of discount of $129,918                                      1,409,343
DEFERRED TAX LIABILITY                                                               1,843,406
COMMITMENT (Note 11)
STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000,000 shares authorized, par value $0.01:
     10 % Convertible Series A: 381,654 shares authorized, 343,654 shares
       outstanding;10% cumulative, liquidation preference of $1,116,876                  3,437
   Common stock, 30,000,000 shares authorized, par value $0.01; 5,031,181 shares
     issued and outstanding                                                             50,311
   Additional paid-in capital                                                       11,205,375
   Retained earnings                                                                 3,166,039
                                                                                   -----------
                  Total stockholders' equity                                        14,425,162
                                                                                   -----------
                  Total liabilities and stockholders' equity                       $28,270,191
                                                                                   ===========




       See accompanying notes to these consolidated financial statements.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                   ----------------------------
                                                           2003            2002
                                                   ------------    ------------
REVENUE:
   Sales, net                                      $  3,865,045    $  4,335,721
   Service and maintenance income                     1,773,256       1,562,650
   Leasing income and interest                        7,111,221       4,398,170
                                                   ------------    ------------
                  Total revenue                      12,749,522      10,296,541

COSTS OF REVENUE:
   Cost of sales                                      2,859,572       3,078,429
   Cost of service                                    1,243,499       1,326,572
   Cost of leasing                                    1,953,525       1,166,530
                                                   ------------    ------------
                  Total costs of revenue              6,056,596       5,571,531
                                                   ------------    ------------

GROSS PROFIT                                          6,692,926       4,725,010

OPERATING EXPENSES:
   Selling expenses                                     678,777         499,721
   General and administrative                         1,613,076       1,218,513
   Depreciation and amortization                      1,725,717       1,166,004
                                                   ------------    ------------
                  Total operating expenses            4,017,570       2,884,238
                                                   ------------    ------------

INCOME FROM OPERATIONS                                2,675,356       1,840,772

OTHER INCOME (EXPENSE):
   Interest expense                                    (667,122)       (975,719)
   Equity in earnings of joint venture                     --           485,109
   Other income (expense)                                (4,302)         19,386
                                                   ------------    ------------
                  Total other income (expense)         (671,424)       (471,224)
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              2,003,932       1,369,548

PROVISION FOR INCOME TAXES:
   Current                                               25,000          25,900
   Deferred                                             671,799         557,563
                                                   ------------    ------------
                  Total income tax expense              696,799         583,463
                                                   ------------    ------------

NET INCOME                                            1,307,133         786,085

PREFERRED DIVIDENDS                                     120,941         106,624
                                                   ------------    ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS        $  1,186,192    $    679,461
                                                   ============    ============

NET INCOME PER COMMON SHARE:
Basic                                              $       0.24    $       0.19
                                                   ============    ============
Diluted                                            $       0.23    $       0.16
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic                                                 4,946,922       3,649,413
Diluted                                               5,252,531       4,305,053


       See accompanying notes to these consolidated financial statements.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                  PREFERRED STOCK                   COMMON STOCK
                                          ------------------------------    ------------------------------
                                              SHARES           AMOUNT           SHARES           AMOUNT
                                          -------------    -------------    -------------    -------------
BALANCES, January 1, 2002                       377,154    $       3,772        3,357,632    $      33,576

Issuance of preferred stock                       4,500               45             --               --

Issuance of common stock and warrants              --               --          1,500,000           15,000

Warrants issued for debt guaranty                  --               --               --               --

Repurchase of warrants                             --               --               --               --

Dividends on preferred stock                       --               --               --               --

Net income                                         --               --               --               --
                                          -------------    -------------    -------------    -------------

BALANCES, January 1, 2003                       381,654            3,817        4,857,632           48,576

Exercise of common stock options and
 warrants                                          --               --            135,549            1,355

Conversion of preferred stock to common
 stock                                          (38,000)            (380)          38,000              380

Dividends on preferred stock                       --               --               --               --

Net income                                         --               --               --               --
                                          -------------    -------------    -------------    -------------

BALANCES, December 31, 2003                     343,654    $       3,437        5,031,181    $      50,311
                                          =============    =============    =============    =============

                                            ADDITIONAL                          TOTAL
                                             PAID-IN          RETAINED      STOCKHOLDERS'
                                             CAPITAL          EARNINGS         EQUITY
                                          -------------    -------------    -------------

BALANCES, January 1, 2002                 $   4,442,816    $   1,300,386    $   5,780,550

Issuance of preferred stock                      12,722             --             12,767

Issuance of common stock and warrants         6,514,170             --          6,529,170

Warrants issued for debt guaranty                42,025             --             42,025

Repurchase of warrants                          (43,000)            --            (43,000)

Dividends on preferred stock                       --           (106,624)        (106,624)

Net income                                         --            786,085          786,085
                                          -------------    -------------    -------------

BALANCES, January 1, 2003                    10,968,733        1,979,847       13,000,973

Exercise of common stock options and
 warrants                                       236,642             --            237,997

Conversion of preferred stock to common
 stock                                             --               --               --

Dividends on preferred stock                       --           (120,941)        (120,941)

Net income                                         --          1,307,133        1,307,133
                                          -------------    -------------    -------------

BALANCES, December 31, 2003               $  11,205,375    $   3,166,039    $  14,425,162
                                          =============    =============    =============




       See accompanying notes to these consolidated financial statements.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                        2003              2002
                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    1,307,133    $      786,085
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      1,725,717         1,166,004
     Deferred taxes                                                       671,799           557,563
     Amortization of debt issuance costs                                   64,956            70,369
     Gain on disposal of assets                                            18,615           (15,066)
     Warrants issued for debt guarantee                                      --              42,025
     Equity in earnings of joint venture                                     --            (485,109)
     Changes in current assets:
         Trade and other receivables                                     (391,498)          276,588
         Inventory                                                     (1,078,445)          139,614
         Prepaid expenses and other                                        66,272           (11,888)
     Changes in current liabilities:
         Accounts payable and accrued liabilities                         542,790          (348,549)
         Deferred income                                                  173,678           134,187
     Other changes                                                        (76,597)         (105,870)
                                                                   --------------    --------------
                Net cash provided by operating activities               3,024,420         2,205,953

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (7,881,720)       (4,414,952)
   Proceeds from sale of property and equipment                           119,500            40,000
   Distribution from equity method investment                             107,774           405,466
   Decrease in lease receivable                                           210,512            84,908
                                                                   --------------    --------------
                Net cash used in investing activities                  (7,443,934)       (3,884,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from lines of credit                                      300,000              --
   Proceeds from long-term debt                                         3,478,568         1,956,893
   Repayments of long-term debt                                        (2,013,546)       (4,463,612)
   Dividends on preferred stock                                          (120,941)         (106,624)
   Proceeds from sale of stock and exercise of stock options and warrants
                                                                          237,997         6,529,170
   Net proceeds from preferred stock sales                                   --              12,767
   Purchase of warrants from underwriter                                     --             (43,000)
                                                                   --------------    --------------
                Net cash provided by financing activities               1,882,078         3,885,594

         NET CHANGE IN CASH                                            (2,537,436)        2,206,969

CASH, beginning of year                                                 2,713,638           506,669
                                                                   --------------    --------------
CASH, end of year                                                  $      176,202    $    2,713,638
                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                   $      667,122    $      975,719
                                                                   ==============    ==============
   Income taxes paid                                               $       35,292    $        4,110
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

     As of December 31, 2003, NGSG conducted its operations through the following wholly-owned subsidiaries:

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

     Effective January 1, 2004, RGS, GLC and NGE were merged into NGSG.

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

     Accounts Receivable
     -------------------
     The Company's trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms and operating leases for the use of the Company's compressors. The receivables are not collateralized except as provided for under lease agreements. However, the Company requires deposits of as much as 50% for large custom contracts. The Company extends credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions. Management believes the allowance for doubtful accounts for trade receivables of $5,000 at December 31, 2003 is adequate.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Inventory
     ---------
     Inventory is valued at the lower of cost or market. The cost of inventories in 2003 was determined by the weighted average method and previously by the first-in, first-out method. The effect of changing the inventory method in 2003 was not material. At December 31, 2003, inventory consisted of the following:

                    Raw materials          $1,969,930
                    Work in process           584,309
                                           ----------
                                           $2,554,239
                                           ==========

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

     Patents
     -------
     The Company has patents for a flare tip ignition device and flare tip burner pilot. The costs of the patents are being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired. Amortization expense for patents of $27,484 was recognized for each of the years ended December 31, 2003 and 2002. Amortization expense for each of the next four years is expected to be $27,484 per year.

     Goodwill
     --------
     Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in two acquisitions. Goodwill was being amortized on a straight-line basis over 20 years, but the Company ceased amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards ("FAS") No. 142.

     FAS 142 requires that goodwill be tested for impairment at least annually. The Company completed its most recent test for goodwill impairment as of June 30, 2003, at which time no impairment was indicated.

     Long-Lived Assets
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets, other than goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 2003.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Total advertising expense was $46,337 in 2003 and $49,720 in 2002.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Financial Instruments
     ---------------------
     Management believes that generally the fair value of the Company's notes payable at December 31, 2003 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

     Revenue Recognition
     -------------------
     Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuilt compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor service, and retrofitting services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental and lease revenue is recognized over the terms of the respective lease agreements based upon the classification of the lease. Deferred income represents payments received before a product is shipped.

     Per Share Data
     --------------
     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. In 2003 and 2002, antidilutive shares related to common stock options and warrants and convertible preferred stock totaled 2,156,154 and 2,181,654, respectively.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
    Numerator:
        Net income                                       $1,307,133   $  786,085

        Less preferred dividends                            120,941      106,624
                                                         ----------   ----------

        Net income available to common stockholders       1,186,192      679,461
                                                         ==========   ==========

    Denominator for basic net income per share:
        Weighted average common shares outstanding        4,946,922    3,649,413

    Denominator for diluted net income per share:
        Weighted average common shares outstanding        4,946,922    3,649,413
         Dilutive effect of stock options and warrants      305,609      655,640
                                                         ----------   ----------
             Diluted weighted average shares              5,252,531    4,305,053
                                                         ==========  = =========

    Net income per share:
        Basic                                            $     0.24   $     0.19
        Diluted                                          $     0.23   $     0.16

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Stock-Based Compensation
     ------------------------
     The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion
     (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees or directors when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

     FAS No. 123, Accounting for Stock-Based Compensation, and FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, requires disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations for awards from stock option plans in 2003 and 2002 were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected term, ten years from the date of grant; stock price volatility 44% in 2003 and 50% in 2002; risk free interest rate 4.0% in 2003 and 5.2% in 2002 and no dividends during the expected term as the Company does not have a history of paying cash dividends.

     If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income and net income per share, basic and diluted, would have been as follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                                   --------------------------
                                                                       2003           2002
                                                                   -----------    -----------

     Net income, as reported                                       $ 1,307,133    $   786,085
     Add: Stock-based employee compensation included in reported
         net income                                                       --             --
     Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards             (64,000)       (39,000)
                                                                   -----------    -----------
     Net income, pro forma                                         $ 1,243,448    $   747,085
                                                                   -----------    -----------

















                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Net income per share:
     Basic, as reported                                            $      0.24    $      0.19
                                                                   ===========    ===========

     Basic, pro forma                                              $      0.23    $      0.18
                                                                   ===========    ===========
     Diluted, as reported                                          $      0.23    $      0.16
                                                                   ===========    ===========
     Diluted, pro forma                                            $      0.21    $      0.15
                                                                   ===========    ===========
     Weighted average fair value of options granted during the
        year                                                       $      3.35    $      2.24
                                                                   ===========    ===========

     Description of Leasing Arrangements
     -----------------------------------
     The Company's leasing operations principally consist of the leasing of natural gas compressor packages and flare stacks. The leases are classified as operating leases. See Note 4.

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

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In December 2002, the FASB issued FAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement
     123. For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123, the fair value method is to be applied. Two transition methods are permitted for adoption of the fair value method. The entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and plans on continuing using this method to account for stock options; therefore, it does not intend to adopt the transition requirements as specified in FAS 148.

     In June 2003, the FASB approved SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company's third quarter of fiscal 2003. Implementation of SFAS 150 did not affect the Company's financial position.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following at December 31, 2003:

     Land and building                              $ 1,345,740
     Leasehold improvements                             150,268
     Office equipment and furniture                     152,729
     Software                                           125,905
     Machinery and equipment                            424,080
     Vehicles                                         1,526,452
     Less accumulated depreciation                     (906,736)
                                                    -----------
                                                    $ 2,818,438
                                                    ===========

     Depreciation expense for property and equipment and the leased compressors described in Note 4 was $1,681,232 and $1,137,520 for the years ended December 31, 2003 and 2002, respectively.

3.   ACQUISITION
     -----------

     On March 31, 2003, the Company acquired 28 gas compressor packages from Hy-Bon Engineering Company, Inc. ("Hy-Bon"). The adjusted purchase price amounted to approximately $2,150,000. As part of the purchase and sale agreement, Hy-Bon withdrew as a member of Hy-Bon Rotary Compression, L.L.C. ("Joint Venture") effective as of January 1, 2003. The Company, as the other member, retained all assets of the Joint Venture, which had an unaudited aggregate value of $346,511 as of December 31, 2002. The Company dissolved the Joint Venture and agreed not to operate under the name Hy-Bon. The Company consolidated the operations of the Joint Venture beginning January 1, 2003 and began recording its share of the profit of the acquired interest beginning April 1, 2003. Prior to the acquisition, the Company had owned a non-controlling 50% interest in the Joint Venture and accounted for it on the equity method.

4.   LEASING ACTIVITY
     ----------------

     The Company leases natural gas compressor packages to entities in the petroleum industry. The Company's cost and accumulated depreciation for the leased compressors as of December 31, 2003 was $21,965,038 and $2,978,848, respectively. These leases are classified as operating leases and generally have original lease terms of one to five years and continue on a month-to-month basis thereafter. Future minimum lease payments for leases not on a month-to-month basis at December 31, 2003 are as follows:

               Year Ended December 31,
               -----------------------
                        2004                            $   3,548,618
                        2005                                1,935,272
                        2006                                  234,959
                        2007                                   85,423
                                                        -------------
                       Total                            $   5,804,272
                                                        =============

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LINE OF CREDIT
     --------------

     The Company has a line of credit with a financial institution that allows for borrowings up to $750,000, bears interest at the prime rate plus 1% (5.00% at December 31, 2003) and requires monthly interest payments with principal due at maturity on March 26, 2004. The line of credit is collateralized by substantially all of the assets of the Company. At December 31, 2003, there was $300,000 outstanding balance on this line of credit.

     The line of credit and first three notes listed in Note 6 below are with the same bank and include certain covenants, the most restrictive of which require the Company to maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth. The Company was in compliance with all covenants at December 31, 2003.

6.   LONG-TERM DEBT
     --------------


     Long-term debt at December 31, 2003 consisted of the following:

     Note payable to a bank,  interest at bank's prime rate plus
         1.0% but not less than 5.25% (5.25% at December 31, 2003), monthly payments of principal of $170,801  plus interest
         until  maturity on September 15, 2007. The note is
         collateralized by substantially all of the assets                $ 7,350,308

     Note  payable to a bank, interest at bank's prime rate plus 1%
         but not less than 5.25% (5.25% at December 31, 2003). This is an advance line credit note for $10,000,000. Interest is
         payable monthly. Principal is due in 60 consecutive payments beginning December 15, 2004 until November 15, 2009. The note is collateralized  by substantially all of the assets of the
         Company. See Note 5 regarding loan covenants                         750,000

     Note payable to a bank, interest at 7%, monthly payments of principal and interest totaling $2,614 until maturity in
         September 2010, collateralized by a building                         199,778

     Note payable to an individual, interest at 7%, monthly payments of principal and interest totaling $1,255 until maturity
         in October 2009. This note is collateralized by a building            71,584

     Various notes payable to a bank, interest rates ranging from prime
         plus 1% (5.00% at December 31, 2003) to 7.50%                        311,402

     Capital lease                                                             29,135

     Other notes payable for vehicles, various terms                          302,206
                                                                          -----------
     Total                                                                  9,014,413
                                                                          -----------

     Less current portion                                                  (2,363,927)
                                                                          -----------
                                                                          $ 6,650,486
                                                                          ===========

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows:

                    2004                             $ 2,363,927
                    2005                               2,450,855
                    2006                               2,337,091
                    2007                               1,376,970
                    2008                                 173,652
                 Thereafter                              311,918
                                                     ------------
                                                     $ 9,014,413
                                                     ============

7.   SUBORDINATED NOTES
     ------------------


     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. The balance of the subordinated debt, net of unamortized discount of $129,918, is $1,409,343 at December 31, 2003. Each unit consists of a $25,000 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company's common stock at $3.25 per share. Interest only is payable annually, with all principal due at maturity. Warrants to purchase 61,570 shares were also granted on the same terms to a placement agent in connection with the offering. Certain stockholders, officers and directors purchased units in the subordinated debt offering, (totaling $259,261 in notes and warrants representing 103,704 shares) on the same terms and conditions as non-affiliated purchasers in the offering. As of December 31, 2003, warrants were outstanding from the offering for the purchase of a total of 626,175 shares.

8.   INCOME TAXES
     ------------

     The provision for income taxes consists of the following:

                                                            2003         2002
                                                         ----------   ----------
     Current provision:
         Federal                                         $     --     $     --
         State                                               25,000       25,900
                                                         ----------   ----------
                                                             25,000       25,900
     Deferred provision:
         Federal                                            592,799      491,363
         State                                               79,000       66,200
                                                         ----------   ----------
                                                            671,799      557,563
                                                         ----------   ----------
                                                         $  696,799   $  583,463
                                                         ==========   ==========

     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows:

                                                            2003         2002
                                                         ----------   ----------
     Deferred income tax assets:
         Net operating loss                              $  727,000   $  892,000
         Other                                                5,000       48,000
                                                         ----------   ----------

               Total deferred income tax assets             732,000      940,000
                                                         ----------   ----------

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Deferred income tax liabilities:
         Property and equipment                       (2,410,000)    (1,962,000)
         Goodwill and other intangible assets           (154,000)      (149,000)
         Other                                           (11,000)          --
                                                     -----------    -----------

               Total deferred income tax liabilities  (2,575,000)    (2,111,000)
                                                     -----------    -----------

               Net deferred income tax liabilities   $(1,843,000)   $(1,171,000)
                                                     ===========    ===========

     The effective tax rate differs from the statutory rate as follows:

                                                         2003           2002
                                                     -----------    -----------
          Statutory rate                                     34%            34%
          State and local taxes                               5%             7%
          Other                                             (4)%             2%
                                                     -----------    -----------
          Effective rate                                     35%            43%
                                                     ===========    ===========

     At December 31, 2003, the Company had available federal net operating loss ("NOL") carryforwards of approximately $1,970,000, which may be used to reduce future taxable income and expire in 2020 through 2023.

9.   STOCKHOLDERS' EQUITY
     --------------------

     Initial Public Offering
     -----------------------
     In October, 2002, the Company closed an initial public offering in which it sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for a total of $7,875,000. Costs and commissions associated with the offering totaled $1,345,830. The warrants are exercisable anytime through October 2006 at $6.25 per share. In connection with this offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants at $0.3125 per share. The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share. The underwriter's options expire in October 2007 and include a cashless exercise provision utilizing the Company's common stock.

     Warrants
     --------
     In April 2002 and March 2001, five-year warrants to purchase 16,472 shares of common stock at $3.25 per share and 68,524 shares at $2.50 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. These warrants were immediately exercisable and were recorded at their estimated fair values of $42,025 in 2002 and $23,137 in 2001. All of these warrants remained outstanding as of December 31, 2003.

     Preferred Stock
     ---------------
     The Company has a total of 5,000,000 authorized preferred shares, with rights and preferences as designated by the Board of Directors. Of the preferred shares, 381,654 shares are designated 10% Convertible Series A Preferred Stock. (The number of Series A shares authorized was reduced from 1,177,000 to 381,654 in 2003.) The Series A shares have a cumulative annual dividend rate of 10%, when and if declared by the Board of Directors payable thirty days after the end of each quarter. Holders are entitled to one vote per share and the Series A shares are convertible into common

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     stock initially at a price of $3.25 per share, subject to adjustment based on the market price and various other contingencies. In addition, Series A shares will automatically be converted to common stock on a one-for-one basis if or when the Company's common stock trades on a public exchange at a price of $6.50 per share or greater for twenty consecutive days. The Series A shares have a liquidation preference of $3.25 per share plus accrued and unpaid dividends over common stock. In connection with the offering, the underwriter received warrants to purchase 38,165 shares of common stock at $3.25 per share through December 1, 2006.

     The Company had a private placement of its Series A shares in 2001 and 2002. In 2003, 38,000 Series A shares were converted to common stock. Total Series A shares outstanding at December 31, 2003 were 343,654.

     A total of 18,000 and 12,000 Series A shares were issued in the offering to a director and a stockholder, respectively, on the same terms and conditions as those sold to non-affiliated purchasers in the private offering.

10.  STOCK-BASED COMPENSATION
     ------------------------

     Stock Options
     -------------
     In December 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan"). 150,000 shares of common stock have been reserved for issuance under the Plan. All options granted under the Plan will expire ten years after date of grant. The option price is to be determined by the Board of Directors on date of grant. The Company has also issued options that are not subject to the Plan.

     In December 2003, the Company granted a total of 12,500 non-qualified stock options to its outside directors to purchase the Company's common stock at $5.55 per share any time through December 2013. Also, in December 2003, options were granted to employees to purchase 15,000 shares of common stock at $5.58 per share. The employee options vest over three years and expire in December 2013.

     In April 2002, the Company granted 42,000 non-qualified stock options to certain employees to purchase the Company's common stock at $3.25 per share. The options vest over three years and expire in April 2012. At December 31, 2003, 33,000 of these options were outstanding. In December 2002, the Company granted a total of 7,500 non-qualified stock options to its outside directors to purchase the Company's common stock at $3.88 per share any time through December 2012. All of these options were outstanding at December 31, 2003.

     The following is a summary of activity for the stock options outstanding for the years ended December 31, 2003 and 2002:

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                        DECEMBER 31, 2003      DECEMBER 31, 2002
                                      --------------------   -------------------
                                                  Weighted              Weighted
                                       Number      Average    Number     Average
                                         Of       Exercise      Of      Exercise
                                       Shares       Price     Shares      Price
                                      --------    --------   --------   --------

     Outstanding, beginning of year    161,500    $   2.41    112,000   $   2.00

           Canceled or expired          (9,000)       3.25       --         --
           Granted                      27,500        5.57     49,500       3.35
           Exercised                  (100,000)       2.00       --         --
                                      --------    --------   --------   --------

     Outstanding, end of year           80,000    $   3.92    161,500   $   2.41
                                      ========    ========   ========   ========
     Exercisable, end of year           43,000    $   3.68    128,800   $   2.21
                                      ========    ========   ========   ========

11.  COMMITMENT
     ----------

     401(k) Plan
     -----------
     The Company offers a 401(k) Plan (the "401(k) Plan") to all employees that have reached the age of eighteen and have completed six months of service. The participants may contribute up to 15% of their salary. Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years. The Company contributed $60,735 and $50,233 to the 401(k) Plan in 2003 and 2002, respectively.

12.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Sales to two customers in the year ended December 31, 2003 and one customer in the year ended December 31, 2002 amounted to a total of 38% and 30% of consolidated revenue, respectively. No other single customer accounted for more than 10% of the Company's sales in 2003 or 2002. At December 31, 2003, no customer accounted for as much as 10% of the Company's trade accounts receivable. The Company generally does not obtain collateral, but requires deposits of as much as 50% on large custom contracts.

13.  SEGMENT INFORMATION

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

     The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as income before income taxes. The following amounts are expressed in thousands:


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                RGS         NGE         GLC       NGSG        Elim.       Total
                                             --------    --------    --------   --------    --------    --------
     For the year ended December 31, 2003:
     Revenue from external customers         $  2,884    $  4,803    $  5,062   $   --      $   --      $ 12,749
     Inter-segment revenue                      6,558          95          14       --        (6,667)       --
     Gross profit                               1,255       3,418       2,020       --          --         6,693
     Depreciation and amortization                150         888         662         25        --         1,725
     Interest expense                               7         475         162         23        --           667
     Other income                                  (4)        (11)         11       --          --            (4)
     Income taxes                                --          --          --          859        --           859
     Net income (loss)                            170       1,870         890     (1,785)       --         1,145

     As of December 31, 2003:
     Segment assets                             4,495      14,228       9,042        505        --        28,270
     Goodwill                                   1,873        --           717       --          --         2,590

     For the year ended December 31, 2002:
     Revenue from external customers         $  3,298    $  2,319    $  4,680   $   --      $   --      $ 10,297
     Inter-segment revenue                      5,756          45          20       --        (5,821)       --
     Gross profit                               1,329       1,669       1,727       --          --         4,725
     Depreciation and amortization                122         439         558         47        --         1,166
     Interest expense                               9         392         537         38        --           976
     Other income                                   4          15        --         --          --            19
     Equity in the net income of investee
      accounted for by the equity method         --           485        --         --          --           485
     Income taxes                                --          --          --          583        --           583
     Net income (loss)                            411       1,177         364     (1,166)       --           786

     As of December 31, 2002:
     Segment assets                             3,779      10,905       8,587        666        --        23,937
     Goodwill                                   1,873        --           717       --          --         2,590
