Form 10QSB
period 2004-03-31
NATURAL GAS SERVICES GROUP INC
filed 2004-05-13
CIK 1084991

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

                                 (432) 563-3974
                (Issuer's Telephone number, including area code)

                                       N/A
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                           Outstanding at
            Class                                          March 31, 2004
-----------------------------                      -----------------------------
Common Stock, $.001 par value                                 5,379,835
                                                   -----------------------------

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

================================================================================

                        NATURAL GAS SERVICES GROUP, INC.


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Unaudited Consolidated Balance Sheet......................................Page 1


Unaudited Consolidated Income Statements..................................Page 2


Unaudited Consolidated Statements of Cash Flows...........................Page 3


Notes to Unaudited Consolidated Financial Statements......................Page 4


Item 2.  Management's Discussion and Analysis or Plan of Operation........Page 7
-------

Item 3.  Control and Procedures...........................................Page 9
-------

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................Page 10
-------

Item 5.  Other Information...............................................Page 10
-------

Item 6.  Exhibits and Reports on Form 8-K................................Page 10
-------

Signatures...............................................................Page 13

                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                                 March 31, 2004

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $   196,138
   Accounts receivable - trade                                         1,049,088
   Accounts receivable - other                                         1,500,000
   Inventory                                                           3,263,642
   Prepaid expenses                                                      160,042
                                                                     -----------
              Total current assets                                     6,168,910

Lease equipment, net                                                 $20,942,965
Other property, plant and equipment, net                               2,873,796
Goodwill, net                                                          2,589,655
Patents, net                                                             107,070
Other assets                                                             103,400
                                                                     -----------
         Total assets                                                $32,785,796
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt and capital lease               $ 2,480,677
    Line of Credit                                                       119,251
   Accounts payable and accrued liabilities                            2,285,024
   Unearned Income                                                         3,111
                                                                     -----------
         Total current liabilities                                     4,888,063

Long term debt and capital lease, less current portion                 8,063,394
Subordinated notes, net                                                1,425,583
Deferred income tax payable                                            2,094,204
                                                                     -----------
              Total liabilities                                       16,471,244
                                      SHAREHOLDERS' EQUITY
Common stock                                                              53,798
Paid in capital                                                       11,228,899
Retained earnings                                                      5,031,855
                                                                     -----------
         Total shareholders' equity                                   16,314,552
                                                                     -----------
         Total liabilities and shareholders' equity                  $32,785,796
                                                                     ===========




The accompanying notes are an integral part of the consolidated balance sheet

                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Revenue:
   Sales                                           $    889,965    $    565,272
   Service and maintenance income                       423,602         377,310
   Leasing income                                     2,254,784       1,401,163
                                                   ------------    ------------
                                                      3,568,351       2,343,745
Cost of revenue:
   Cost of sales                                        646,394         433,173
   Cost of service and maintenance                      336,250         335,301
   Cost of leasing                                      568,409         360,917
                                                   ------------    ------------
                                                      1,551,053       1,129,391
                                                   ------------    ------------
Gross Margin                                          2,017,298       1,214,354

 Operating Cost:
   Selling expense                                      177,389         138,947
   General and administrative expense                   488,259         380,166
   Depreciation and amortization                        526,685         361,966
                                                   ------------    ------------
                                                      1,192,334         881,079
                                                   ------------    ------------
Operating income                                        824,964         333,275

   Interest expense                                    (180,608)       (154,083)
   Other income                                       1,501,081          22,547
                                                   ------------    ------------
Income before income taxes                            2,145,437         201,739
   Provision for income tax                             251,698          83,856
                                                   ------------    ------------
Net income                                            1,893,739         117,883
   Preferred dividends                                   27,922          31,010
                                                   ------------    ------------
Net income available to common shareholders        $  1,865,817    $     86,873
                                                   ============    ============


         Earnings per share:
         Basic                                     $       0.37    $       0.02
         Diluted                                   $       0.36    $       0.02
         Weighted average Shares:
         Basic                                        5,065,327       4,857,632
         Diluted                                      5,221,441       5,059,456




The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                     Three Months      Three Months
                                                                        Ended             Ended
                                                                    March 31, 2004    March 31, 2003
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $    1,893,739    $      117,883
      Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        526,686           361,966
      Deferred taxes                                                       251,698            83,856
      Amortization of debt issuance costs                                   16,239            16,239
      Gain on disposal of assets                                              --             (14,979)
      Changes in operating assets and liabilities:
      Trade and other receivables                                         (232,493)         (335,448)
      Accounts receivable - other                                       (1,500,000)             --
      Inventory                                                           (709,403)         (658,519)
      Prepaid expenses and other                                           (53,012)          128,264
      Accounts payable and accrued liabilities                           1,213,472           146,651
      Deferred income                                                     (204,104)          106,385
      Other                                                                  3,273           (85,659)
                                                                    --------------    --------------
  NET CASH PROVIDED BY (USED IN) OPERATING                               1,206,095          (133,361)
   ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (2,530,447)       (3,143,155)
   Distribution from equity method investment                                 --             291,843
   Proceeds from sale of property and equipment                               --             105,000
   Decrease in lease receivable                                               --              23,171
                                                                    --------------    --------------
  NET CASH USED IN INVESTING ACTIVITIES                                 (2,530,447)       (2,723,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans and line of credit                       1,952,778         2,225,623
   Repayments of long term debt                                           (604,143)         (440,505)
   Proceeds from warrants exercised
                                                                            23,575              --
   Dividends paid on preferred stock                                       (27,922)          (31,010)
                                                                    --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,344,288         1,754,108
                                                                    --------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     19,936        (1,102,394)
CASH AT BEGINNING OF PERIOD                                                176,202         2,713,638
                                                                    --------------    --------------
CASH AT END OF PERIOD                                               $      196,138    $    1,611,244
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Interest paid                                                 $      180,608    $      154,083







The accompanying notes are an integral part of the consolidated statements of cash flows.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation

         The   accompanying   unaudited   financial   statements   present   the
consolidated  results of our company  taken from our books and  records.  In our opinion,  such information  includes all adjustments,  consisting of only normal recurring  adjustments,  which are necessary to make our  financial  position at
March 31, 2004 and the results of our  operations  for the three months  periods ended  March 31, 2004 and 2003 not  misleading.  As  permitted  by the rules and regulations  of the Securities and Exchange  Commission  (SEC) the  accompanying financial  statements  do not  include  all  disclosures  normally  required  by accounting  principles  generally  accepted in United  States of America.  These financial statements should be read in conjunction with the financial statements included  in our  Annual  Report on Form  10-KSB  on file  with the SEC.  In our opinion,  the consolidated  financial  statements are a fair presentation of the financial  position,  results  of  operations  and cash  flows  for the  periods presented.

         The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

         Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2004             2003
                                                                     -------------    -------------
Pro forma impact of fair value method
 Net income available to common shareholders, as reported            $   1,865,817    $      86,873
 Pro-forma stock-based compensation costs under the fair value
  method, net of related tax                                               (10,000)          (7,683)
 Pro-forma income applicable to common shares under the
  fair-value method                                                      1,855,817           79,190
Earnings per common share
 Basic earnings per share reported                                            0.37             0.02
 Diluted earnings per share reported                                          0.36             0.02

 Pro-forma basic earnings per share under the fair value method               0.37             0.02

  Pro-forma diluted earnings per share under the fair value method            0.36             0.02






Weighted average Black-Scholes fair value assumptions:
 Risk free rate                                                          4.0%-5.2%        4.0%-5.2%
 Expected life                                                            5-10 yrs         5-10 yrs
 Expected volatility                                                           44%            50.0%
 Expected dividend yield                                                      0.0%             0.0%


(3) Merger

         On January 1, 2004, we merged our subsidiaries, Rotary Gas Systems Inc, NGE Leasing Inc, and Great Lakes Compression Inc. with the parent Company, Natural Gas Services Group Inc. This had no effect on our consolidated financial position or results of operations, with the exception of a small impact on our state tax expenses.

(4)  Preferred Stock Conversion

         In accordance with the provisions of the Convertible Series A Preferred Stock of Natural Gas Services Group, Inc., on March 26, 2004 each share of
Preferred Stock automatically converted to one share of Common Stock. The conversion occurred after the closing market price of the stock was equal to or higher than $6.50 for 20 consecutive trading days. 315,154 Preferred shares were converted at that time. Dividends payable at the conversion date were approximately $25,355.

(5) Earnings per common share

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                         Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
Basic earnings per share Numerator:
  Net income                                         $ 1,893,739    $   117,883
  Less: dividends on preferred shares                    (27,922)       (31,010)
                                                     -----------    -----------
  Net income available to common shareholders        $ 1,865,817    $    86,873
                                                     ===========    ===========

 Denominator -
  Weighted average common shares outstanding           5,065,327      4,857,632
                                                     ===========    ===========

  Basic earnings per share                           $      0.37    $      0.02
                                                     ===========    ===========

Diluted earnings per share Numerator:
  Net income                                         $ 1,893,739    $   117,883
  Less: dividends on preferred shares (1)                (27,922)       (31,010)
                                                     -----------    -----------
  Net income available to common shareholders        $ 1,865,817    $    86,873
                                                     ===========    ===========

 Denominator :
  Weighted average common shares outstanding           5,065,327      4,857,632
      Dilutive effect of common stock options
      and warrants                                       156,114        201,824
  Conversion of preferred shares (1)                        --             --
                                                     -----------    -----------
                                                       5,221,441      5,059,456
                                                     ===========    ===========

  Diluted earnings per share                         $      0.36    $      0.02
                                                     ===========    ===========

         (1) Preferred shares were anti-dilutive for the three months ended March 31, 2004 and 2003

(6) Other Income

         On March 15, 2004 the President and C.E.O. of our company, Mr. Wayne L. Vinson, passed away after a battle with cancer. The Company held 2 life insurance policies on him, 1 for $1,000,000 and 1 for $500,000, with the Company as the beneficiary. At March 31, 2004, the amounts were recorded in Accounts Receivable-other. The proceeds were received in April 2004.

Item 2.  Management's Discussion and Analysis, or Plan of Operation

Overview

         Our company provides products and services to the oil and gas industry and is engaged in (1) the manufacture, service, sale, and rental of natural gas compressors to enhance the productivity of oil and gas wells, and (2) the manufacture, sale and rental of flares and flare ignition systems for plant and production facilities. On January 1, 2004, we merged our subsidiaries into us.

Critical Accounting Policies and New Accounting Pronouncements

         See our December 31, 2003 Form 10-KSB for a discussion of our critical accounting policies and new accounting pronouncements. There have been no substantive changes since that time.

Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt and bank debt. Proceeds were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

         At March 31, 2004, we had cash and cash equivalents of approximately $196,000, working capital of $1,281,000 and non-subordinated debt of $10,544,000 of which approximately $2,481,000 was classified as current. We had positive net cash flow from operating activities of approximately $1,206,000 during the first three months of 2004. This was primarily from net income of $1,894,000 plus depreciation and amortization of $527,000, an increase in deferred taxes of $252,000, an increase in accounts payable and accrued liabilities of $1,213,000, offset by an increase in accounts receivable-other of $1,500,000, an increase in accounts receivable-trade of $232,000, a decrease in deferred income of $204,000, and an increase in inventory of $709,000.

         Our line of credit for $750,000 with interest at 1% over prime for one year expired March 15, 2004 but was extended until June 15, 2004. Funds have been drawn under the line of credit as of March 31, 2004 totaling $119,251.

         In accordance with the provisions of the Convertible Series A Preferred Stock of Natural Gas Services Group, Inc., on March 26, 2004 each share of
Preferred Stock automatically converted to one share of Common Stock. The conversion occurred after the closing market price of the stock was equal to or higher than $6.50 for 20 consecutive trading days. 315,154 Preferred shares were converted at that time. Dividends payable at the conversion date were approximately $25,355. As a result the conversion we will have a reduction in expected dividend payments of approximately $75,000 for the remainder of the year 2004.

         On November 24,2003 we completed a new $10 million senior credit facility with a $7 million initial borrowing base. The credit facility is a Multiple Advance Term Promissory Note arranged by Western National Bank, Midland, Texas. The interest rate is one percent over Wall Street prime rate. Funds have been drawn under this line as of March 31, 2004 totaling $2,865,000.


Results of Operations

         Sales revenue from outside sources increased from $565,000 to $890,000, or 58% for the three months ended March 31, 2004 compared to the same period ended March 31, 2003. This increase was mainly the result of an improvement in the sale of compressors and flare units compared to the same period in 2003. Because our products are custom-built, fluctuations in revenue from outside sources is not unusual.

                               [GRAPHIC OMITTED]

         Service and maintenance revenue increased from $377,000 to $424,000, or 12% for the three months ended March 31, 2004 compared to the same period ended March 31, 2003.

         Leasing revenue increased from $1,401,000 to $2,255,000, or 61% for the three months ended March 31, 2004 compared to the same period ended March 31, 2003. This increase was the result of additional units added to our rental unit fleet and leased to third parties. The company ended the quarter with 444 compressor packages in its rental fleet, up from 399 units at December 31, 2003 and 348 units at March 31, 2003.

                                [GRAPHIC OMITTED]

         The gross margin percentage increased from 52% for the three months ended March 31, 2003, to 57% for the same period ended March 31, 2004. This improvement resulted mainly from the relative increase in leasing revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 70%, and increases in rented units improve our gross margin.

         Selling, general and administrative expense increased from $519,000 to $666,000 or 28% for the three months ended March 31, 2003, as compared to the same period ended March 31, 2004. This was mainly the result of the increase in commissions from additional leasing contracts on gas compressors to third parties and legal expenses related to an internal investigation that was settled in April 2004.

         Depreciation and amortization expense increased 46% from $362,000 to $527,000 for the three months ended March 31, 2003, compared to the same period ended March 31, 2004. This increase was the result of 96 new gas compressor rental units being added to rental equipment from March 31, 2003 to March 31, 2004.

         Other income increased approximately $1,479,000 for the three months ended March 31, 2004 compared to the same period ended March 31, 2003. This increase was due to the receipt of $1,500,000 in life insurance payable on Mr. Wayne L. Vinson, our former President and C.E.O. His death on March 15, 2004 left the company as the beneficiary of two life insurance policies, one for $1,000,000, and one for $500,000. These amounts were recorded as accounts receivable-other at March 31, 2004 and were received in April 2004.

         There was a slight increase in interest expense for the three months ended March 31, 2004 compared to the same period ended March 31, 2003, mainly due to the new loan balances on vehicles and rental equipment.

         Provision for income tax increased $168,000, or 200%, primarily due to the increase in net taxable income. The income from the life insurance proceeds described above is not subject to federal income tax.


Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us that are required to be included in our periodic filings with the SEC.

(b) Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION



NATURAL GAS SERVICES GROUP, INC.

Item 1.  Legal Proceedings

         From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation.

Item 5.  Other Information

         The Nominating Committee of our Board of Directors will consider a candidate for director proposed by a stockholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. A stockholder wishing to propose a candidate for the Committee's consideration should forward the candidate's name and information about the candidate's qualifications to Natural Gas Services Group, Inc., Nominating Committee, 2911 South County Road 1260, Midland, Texas 79706,
Attn.: Charles G. Curtis, Chairman. Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer's names and description of the employer's business, educational background and any other biographical information that would assist the Committee in determining the qualifications of the individual. The Committee will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year's annual meeting for nomination at that annual meeting. The Committee will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.

         The  Committee   evaluates   nominees  for  directors   recommended  by
stockholders in the same manner in which it evaluates other nominees for directors. Minimum qualifications include the factors discussed above.


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit No.         Description
-----------         -----------

2.1                 Purchase   and  Sale   Agreement   by  and  between   Hy-Bon
                    Engineering Company, Inc. and NGE Leasing, Inc.(2)

3.1                 Articles of incorporation.(3)

3.2 Amendment to articles of incorporation dated March 31, 1999, and filed on May 25, 1999.(3)

3.3 Amendment to articles of incorporation dated July 25, 2001, and filed on July 30, 2001.(3)

3.4 Amendment to articles of incorporation dated June 18, 2003, and filed on June 19, 2003.(3)

Exhibit No.         Description
-----------         -----------

3.5 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging NGE Leasing, Inc into Natural Gas Services Group, Inc.(6)

3.6 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Rotary Gas Systems, Inc. into Natural Gas Services Group, Inc.(6)

3.7 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Great Lakes Compression, Inc. into Natural Gas Services Group, Inc.(6)

3.8                 Bylaws.(3)

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

10.12               Regulations of Hy-Bon Rotary Compression, L.L.C.(3)

10.13 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank(4)

10.14 Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus(5)

Exhibit No.         Description
-----------         -----------

10.15 Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson(5

10.16 Termination of Employment Agreement Letter relating to the Employment Agreement of Earl R. Wait(5)

10.17               Lease  Agreement  dated  June  1,  2003  with  Steven  J.  &
                    Katherina L. Winer(6)

10.18               Lease  Agreement  dated June 19,  2003 with Wise  Commercial
                    Properties(6)

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1                Certification  required by Section 906 of the Sarbanes-Oxley
                    Act of 2002. (1)

32.2                Certification  required by Section 906 of the Sarbanes-Oxley
                    Act of 2002. (1)
--------------------------------------------------------------------------------
(1)                 Filed herewith.
(2) Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed as an exhibit to our Current Report on Form 8-K dated February 28, 2003
(3) Exhibits 3.1 through 3.4 and 3.8 through 10.12 are incorporated by reference to the exhibits filed as exhibits to our Registration Statement No. 333-88314
(4) Exhibit 10.13 is incorporated by reference to our Current Report on Form 8-K filed on April 14, 2003
(5) Exhibits 10.14, 10.15 and 10.16 are incorporated by reference to exhibits 10.25, 10.26 and 10.27 to our Annual Report on Form 10-KSB for the year ended December 31, 2002
(6) Exhibits 3.5, 3.6, 10.17, and 10.18 are incorporated by reference to the same exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2003.


(b) Reports on Form 8-K

         On March 11, 2004, under Items 7 and 12 of Form 8-K, we filed our earnings press release which announced our financial results for the quarter and year ended December 31, 2003.

         On March 16,  2004,  under Item 5 of Form 8-K,  we  announced  that our
               President and Chief Executive Officer, Wayne L. Vinson, passed away and that Wallace C. Sparkman had been appointed as interim Chief Executive Officer.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATURAL GAS SERVICES GROUP, INC.


By:  /s/ Wallace Sparkman
   -----------------------------
   Wallace Sparkman
   President and Chief Executive
   Officer

By:  /s/ Earl R. Wait
   -----------------------------
   Earl R. Wait
   Chief Financial Officer
    And Treasurer

May 12, 2004

                               INDEX TO EXHIBITS:

Exhibit No.         Description
-----------         -----------

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

3.1                 Articles of incorporation.(3)

3.2 Amendment to articles of incorporation dated March 31, 1999, and filed on May 25, 1999.(3)

3.3 Amendment to articles of incorporation dated July 25, 2001, and filed on July 30, 2001.(3)

3.4                 Amendment to articles of incorporation  dated June 18, 2003,

3.5 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging NGE Leasing, Inc into Natural Gas Services Group, Inc.(6)

3.6 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Rotary Gas Systems, Inc. into Natural Gas Services Group, Inc.(6)

3.7 Articles of Merger filed on December 30, 2003 to be effective January 1, 2004 merging Great Lakes Compression, Inc. into Natural Gas Services Group, Inc.(6)

3.8                 Bylaws.(3)

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

10.4                Form of Series A 10%  Subordinated  Notes due  December  31,
                    2006.(3)

10.5                Form of Five-Year Warrants to Purchase Common Stock.(3)

10.6                Warrants issued to Berry-Shino Securities, Inc.(3)

10.7                Warrants issued to Neidiger, Tucker, Bruner, Inc.(3)

10.8 Form of warrant issued in March 2001 for guaranteeing debt.(3)

10.9 Form of warrant issued in April 2002 for guaranteeing debt.(3)

Exhibit No.         Description
-----------         -----------

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

10.12               Regulations of Hy-Bon Rotary Compression, L.L.C.(3)

10.13 First Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank(4)

10.14 Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus(5)

Exhibit No.         Description
-----------         -----------

10.15 Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson(5

10.16 Termination of Employment Agreement Letter relating to the Employment Agreement of Earl R. Wait(5)

10.17               Lease  Agreement  dated  June  1,  2003  with  Steven  J.  &
                    Katherina L. Winer(6)

10.18               Lease  Agreement  dated June 19,  2003 with Wise  Commercial
                    Properties(6)

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1                Certification  required by Section 906 of the Sarbanes-Oxley
                    Act of 2002. (1)

32.2                Certification  required by Section 906 of the Sarbanes-Oxley
                    Act of 2002. (1)
--------------------------------------------------------------------------------
(1)                 Filed herewith.

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

(6) Exhibits 3.5, 3.6, 10.17, and 10.18 are incorporated by reference to the same exhibits filed with our Annual Report on Form 10-KSB for the year ended December 31, 2003.