Form 10QSB
period 2004-06-30
NATURAL GAS SERVICES GROUP INC
filed 2004-08-13
CIK 1084991

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                                    Yes X  No
                                       ---   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                    Outstanding at
           Class                                    August 4, 2004
----------------------------                 ----------------------------

Common Stock, $.01 par value                          5,961,709

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

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

Unaudited Consolidated Balance Sheet.....................................Page 1


Unaudited Consolidated Income Statements.................................Page 2


Unaudited Consolidated Statements of Cash Flows..........................Page 3


Notes to Unaudited Consolidated Financial Statements.....................Page 4


Item 2.  Management's Discussion and Analysis or Plan of Operation.......Page 7
-------

Item 3.  Control and Procedures..........................................Page 11
-------

Item 4.  Submission of Matters to a Vote of Security Holders.............Page 12

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................Page 12
-------

Item 5.  Other Information...............................................Page 12
-------

Item 6.  Exhibits and Reports on Form 8-K................................Page 13
-------

Signatures...............................................................Page 16

                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                                  June 30, 2004

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $   227,305
   Accounts receivable - trade                                         1,310,624
   Inventory                                                           3,503,907
   Prepaid expenses                                                      154,908
                                                                     -----------
              Total current assets                                     5,196,744

Lease equipment, net                                                  23,311,862
Other property, plant and equipment, net                               3,016,092
Goodwill, net                                                          2,589,655
Patents, net                                                             100,199
Other assets                                                             100,000
                                                                     -----------
         Total assets                                                $34,314,552
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt and capital lease               $ 2,742,739
    Line of Credit                                                       361,377
   Accounts payable and accrued liabilities                            2,023,323
   Unearned Income                                                        13,104
                                                                     -----------
         Total current liabilities                                     5,140,543

Long term debt and capital lease, less current portion                 8,672,736
Subordinated notes, net                                                1,416,821
Deferred income tax payable                                            2,323,622
                                                                     -----------
              Total liabilities                                       17,553,722
                              SHAREHOLDERS' EQUITY
Common stock                                                              54,121
Paid in capital                                                       11,334,452
Retained earnings                                                      5,372,257
                                                                     -----------
         Total shareholders' equity                                   16,760,830
                                                                     -----------
         Total liabilities and shareholders' equity                  $34,314,552
                                                                     ===========




The accompanying notes are an integral part of the consolidated balance sheet


                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)


                                               Three months ended June 30,      Six months ended June 30,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Revenue:
   Sales                                      $    852,255    $    939,838    $  1,742,220    $  1,505,110
   Service and maintenance income                  510,120         516,573         933,722         893,883
   Leasing income                                2,419,690       1,764,404       4,674,474       3,165,567
                                              ------------    ------------    ------------    ------------
                                                 3,782,065       3,220,815       7,350,416       5,564,560
Cost of revenue:
   Cost of sales                                   601,275         713,624       1,247,669       1,146,797
   Cost of service and maintenance                 355,605         335,928         691,855         671,229
   Cost of leasing                                 762,051         406,867       1,330,460         767,784
                                              ------------    ------------    ------------    ------------
                                                 1,718,931       1,456,419       3,269,984       2,585,810
                                              ------------    ------------    ------------    ------------
Gross Margin                                     2,063,134       1,764,396       4,080,432       2,978,750

 Operating Cost:
   Selling expense                                 225,221         185,604         402,610         324,551
   General and administrative expense              454,966         410,838         943,225         791,004
   Depreciation and amortization                   582,349         417,589       1,109,034         779,555
                                              ------------    ------------    ------------    ------------
                                                 1,262,536       1,014,031       2,454,869       1,895,110
                                              ------------    ------------    ------------    ------------
Operating income                                   800,598         750,365       1,625,563       1,083,640

   Interest expense                               (193,943)       (175,706)       (374,551)       (329,789)
   Other income                                     (7,057)        (21,760)      1,494,023             787
                                              ------------    ------------    ------------    ------------
Income before income taxes                         599,598         552,899       2,745,035         754,638
   Provision for income tax                        233,843         237,747         485,541         321,603
                                              ------------    ------------    ------------    ------------
Net income                                         365,755         315,152       2,259,494         433,035
   Preferred dividends                              25,355          31,010          53,277          62,020
                                              ------------    ------------    ------------    ------------
Net income available to common shareholders   $    340,400    $    284,142    $  2,206,217    $    371,015
                                              ============    ============    ============    ============


         Earnings per share:
         Basic                                       $0.06           $0.06           $0.42           $0.08
         Diluted                                     $0.06           $0.06           $0.39           $0.07
         Weighted average Shares:
         Basic                                   5,396,527       4,875,324       5,230,927       4,866,527
         Diluted                                 5,611,115       5,024,774       5,598,747       5,116,332



The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                 Six Months       Six Months
                                                                                   Ended            Ended
                                                                               June 30, 2004    June 30, 2003
                                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $   2,259,495    $     433,035
      Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
      Depreciation and amortization                                                1,109,034          779,555
      Deferred taxes                                                                 481,116          321,573
      Amortization of debt issuance costs                                             32,478           32,478
      Gain on disposal of assets                                                       8,137           10,547
      Changes in operating assets and liabilities:
      Trade and other receivables                                                   (494,029)        (836,812)
      Inventory                                                                     (949,668)        (746,248)
      Prepaid expenses and other                                                     (47,878)          92,146
      Accounts payable and accrued liabilities                                       951,771          270,867
      Deferred income                                                               (194,111)         270,446
      Other                                                                          (19,746)         (91,341)
                                                                               -------------    -------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              3,136,599          536,246
                                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                            (5,651,754)      (4,465,223)
    Acquisition of remaining interest in joint venture, net of cash acquired            --            242,753
    Proceeds from sale of property and equipment                                      28,000          112,500
    Decrease in lease receivable                                                        --            210,512
    Distribution from equity method investment                                          --             49,090
                                                                               -------------    -------------
  NET CASH USED IN INVESTING ACTIVITIES                                           (5,623,754)      (3,850,368)
                                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans and line of credit                                 3,995,177        2,438,997
   Repayments of long term debt and line of credit                                (1,533,092)      (1,000,489)
   Proceeds from exercised warrants and stock options                                129,450
                                                                                                      200,000
   Dividends paid on preferred stock                                                 (53,277)         (62,020)
                                                                               -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,538,258        1,576,488
                                                                               -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               51,103
                                                                                                   (1,737,634)
CASH AT BEGINNING OF PERIOD                                                          176,202        2,713,638
                                                                               -------------    -------------
CASH AT END OF PERIOD                                                          $     227,305    $     976,004
                                                                               =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                            $     374,551    $     329,789





--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated statements of cash flows.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The   accompanying   unaudited   financial   statements   present   the
consolidated  results of our company  taken from our books and  records.  In our opinion,  such information  includes all adjustments,  consisting of only normal recurring  adjustments,  which are necessary to make our  financial  position at
June 30, 2004 and the results of our  operations for the six month periods ended
June 30, 2004 and 2003 not misleading. As permitted by the rules and regulations of the  Securities  and Exchange  Commission  (SEC) the  accompanying  financial statements  do not  include all  disclosures  normally  required  by  accounting principles  generally  accepted  in United  States of America.  These  financial statements should be read in conjunction with the financial  statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 on file with the SEC. In our opinion,  the consolidated  financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

         The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

         Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method proscribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                       Three Months Ended             Six Months Ended
                                                            June 30                       June 30
                                                      2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
Pro forma impact of fair value method
Income applicable to common shares, as reported   $   340,401    $   284,142    $ 2,206,218    $   371,015
Pro-forma stock-based compensation costs under
  the fair value method, net of related tax           (10,000)        (7,683)       (20,000)       (15,365)
                                                  -----------    -----------    -----------    -----------
Pro-forma income applicable to common shares
  under the fair-value method                     $   330,401    $   276,459    $ 2,186,218    $   355,650
Earnings per common share
Basic earnings per share reported                       $0.06          $0.06          $0.42          $0.08
Diluted earnings per share reported                     $0.06          $0.06          $0.39          $0.07

Pro-forma basic earnings per share under the fair
 value method                                           $0.06          $0.06          $0.42          $0.07
Pro-forma diluted earnings per share under the
 fair value method                                      $0.06          $0.05          $0.39          $0.07


Weighted average Black-Scholes fair value
   assumptions:
 Risk free rate                                      4.0%-5.2%
 Expected life                                       5-10 yrs
 Expected volatility                                   50.0%
 Expected dividend yield                                0.0%

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

(5)   Common Stock Private Placement

         On July  20,  2004,  Natural  Gas  Services  Group,  Inc.  and  CBarney
Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, Natural Gas Services Group issued and sold 649,574 shares of its common stock to CBarney at $7.69736 per share. The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. Natural Gas Services
Group received aggregate gross proceeds of $5,000,000.

We plan to use the net proceeds from the sale of the stock to advance the growth of our rental fleet of natural gas compressors, working capital and general corporate purposes, including possible acquisition of strategically located compressor companies.

(6) Earnings per common share

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                     Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                    2004           2003           2004           2003
                                                -----------    -----------    -----------    -----------
Basic earnings per share Numerator:
  Net income                                    $   365,756    $   315,152    $ 2,259,4925   $   433,035
  Less: dividends on preferred shares               (25,355)       (31,010)       (53,277)       (62,020)
  Net income available to common shareholders   $   340,401    $   284,142    $ 2,206,218    $   371,015





 Denominator -
  Weighted average common shares outstanding      5,396,527      4,875,324      5,230,927      4,866,527

  Basic earnings per share                      $      0.06    $      0.06    $      0.42    $      0.08

Diluted earnings per share
 Numerator:
  Net income                                    $   365,756    $   315,152    $ 2,259,495    $   433,035
  Less: dividends on preferred shares (1)           (25,355)       (31,010)       (53,277)       (62,020)
  Net income available to common shareholders   $   340,401    $   284,142    $ 2,206,218    $   371,015

 Denominator :
  Weighted average common shares outstanding      5,396,527      4,875,324      5,230,927      4,866,527
      Dilutive effect of common stock options
      and warrants                                  214,588        149,450        367,820        249,805

                                                  5,611,115      5,024,774      5,598,747      5,116,332

  Diluted earnings per share                    $      0.06    $      0.06    $      0.39    $      0.07

--------------------------------------------------------------------------------

(1) Preferred shares were anti-dilutive for the three and six months ended June 30, 2004 and 2003



(7) Other Income

         On March 15, 2004 the President and C.E.O. of our company, Mr. Wayne L. Vinson, passed away after a battle with cancer. The Company held 2 life insurance policies on him, 1 for $1,000,000 and 1 for $500,000, with the Company as the beneficiary. The proceeds of $1,500,000 were recorded as other income.

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

Critical Accounting Policies and New Accounting Pronouncements

         See our  December  31,  2003  Form  10-KSB  on file  with the SEC for a
discussion   of  our   critical   accounting   policies   and   new   accounting
pronouncements. There have been no substantive changes since that time.

Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt and bank debt. Proceeds were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

         At June 30, 2004, we had cash and cash equivalents of approximately $227,300, working capital of $56,200 and non-subordinated debt of $11,415,000 of which approximately $2,742,000 was classified as current. We had positive net cash flow from operating activities of approximately $3,136,600 during the first six months of 2004. This was primarily from net income of $2,259,000 plus depreciation and amortization of $1,109,000 an increase in deferred taxes of $481,000, an increase in accounts payable and accrued liabilities of $952,000, offset by an increase in accounts receivable-trade of $494,000, a decrease in deferred income of $194,000, and an increase in inventory of $950,000.

         On November 24, 2003 we completed a new $10 million senior credit facility with a $7 million initial borrowing base. The credit facility is a Multiple Advance Term Promissory Note arranged by Western National Bank, Midland, Texas. The interest rate is one percent over Wall Street prime rate. Funds have been drawn under this line as of June 30, 2004 totaling $3,615,000.

         Our line of credit for $750,000 with interest at 1% over prime for one year expired March 15, 2004 but was renewed on May 28, 2004. Funds have been drawn under the line of credit as of June 30, 2004 totaling $361,000.

         In accordance with the provisions of the Convertible Series A Preferred Stock of Natural Gas Services Group, Inc., on March 26, 2004 each share of
Preferred Stock automatically converted to one share of Common Stock. The conversion occurred after the closing market price of the stock was equal to or higher than $6.50 for 20 consecutive trading days. 315,154 Preferred shares were converted at that time. As a result the conversion we will have a reduction in expected dividend payments of approximately $68,000 for the remainder of the year 2004.

         On July 20, 2004, Natural Gas Services Group, Inc. and CBarney Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, Natural Gas Services Group agreed to issue and sell 649,574 shares of its common stock to CBarney at $7.69736 per share. The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. Natural Gas Services Group will receive aggregate gross proceeds of $5,000,000. We plan to use the net proceeds from the sale of the stock to advance the growth of our rental fleet of natural gas compressors, working capital and general corporate purposes, including possible acquisition of strategically located compressor companies.

Results of Operations

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003.

         Sales revenue from outside sources increased from $1,505,000 to $1,742,000, or 16% for the six months ended June 30, 2004 compared to the same period ended June 30, 2003. This increase was mainly the result of an improvement in the sale of compressors and flare units compared to the same period in 2003. Because our products are custom-built, fluctuations in revenue from outside sources is not unusual.

         Service and maintenance revenue increased from $894,000 to $934,000, or 4% for the six months ended June 30, 2004 compared to the same period ended June 30, 2003.

         Leasing revenue increased from $3,166,000 to $4,674,000, or 48% for the six months ended June 30, 2004 compared to the same period ended June 30, 2003. This increase was the result of additional units added to our rental fleet and leased to third parties. The company ended the period with 488 compressor packages in its rental fleet, up from 399 units at December 31, 2003 and 354 units at June 30, 2003.

         The gross margin percentage increased from 54% for the six months ended June 30, 2003, to 56% for the same period ended June 30, 2004. This improvement resulted mainly from the relative increase in leasing revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 70%, and increases in rented units improves our gross margin.

         Selling, general and administrative expense increased from $1,116,000 to $1,346,000 or 21% for the six months ended June 30, 2004, as compared to the same period ended June 30, 2003. This was mainly the result of the increase in commissions from additional leasing contracts on gas compressors to third parties and legal expenses related to an internal investigation concerning an employee matter that was settled in April 2004.

         Depreciation and amortization expense increased 42% from $780,000 to $1,109,000 for the six months ended June 30, 2004, compared to the same period ended June 30, 2003. This increase was the result of 134 new gas compressor rental units being added to rental equipment from June 30, 2003 to June 30, 2004.

         Other income and expense increased approximately $1,493,000 for the six months ended June 30, 2004 compared to the same period ended June 30, 2003. This increase was due mainly from the receipt of $1,500,000 in life insurance payable on Mr. Wayne L. Vinson, our former President and C.E.O. His death on March 15, 2004 left the company as the beneficiary of two life insurance policies, one for $1,000,000, and one for $500,000.

         Interest expense increased 14% for the six months ended June 30, 2004 compared to the same period ended June 30, 2003, mainly due to the increased loan balances on vehicles and rental equipment.

         Provision for income tax increased $164,000 or 51%, primarily due to the increase in net taxable income. The income from the life insurance proceeds described above is not subject to federal income tax.

Three Months Ended June 30, 2004, Compared to the Three Months Ended June 30, 2003.

         Sales revenue from outside sources decreased from $940,000 to $852,000, or 9% for the three months ended June 30, 2004 compared to the same period ended June 30, 2003. This decrease was mainly the result of a reduction in the sales of compressor units and parts. Because our products are custom-built, fluctuations in compressor unit revenue from outside sources is not unusual. The reduction in parts sales is the result of a change in our discount status with a major supplier in Northern Michigan. We expect this to be a temporary situation.

         Service and maintenance revenue decreased from $517,000 to $510,000, or 1% for the three months ended June 30, 2004 compared to the same period ended June 30, 2003. This revenue source is subject to seasonable change and we expect this to increase in the third quarter of 2004.

         Leasing revenue increased from $1,764,000 to $2,420,000, or 37% for the three months ended June 30, 2004 compared to the same period ended June 30, 2003. This increase was the result of additional units added to our rental unit fleet and leased to third parties. The company added 44 gas compressors to its rental fleet in the quarter ended June 30, 2004.


         The gross margin percentage remained stable at 55% for the three months ended June 30, 2003 and also for the same period ended June 30, 2004. Although we expect our margins to increase as our rental revenue increases because our rental fleet carries a gross margin averaging 70%, changes in the product mix during the quarter help to average out the gross margin company wide.

         Selling, general and administrative expense increased from $596,000 to $680,000 or 14% for the three months ended June 30, 2004, as compared to the same period ended June 30, 2003. This was mainly the result of the increase in commissions from additional leasing contracts on gas compressors to third parties and an increase in sales and administration salary expense.

         Depreciation and amortization expense increased 39% from $418,000 to $582,000 for the three months ended June 30, 2004, compared to the same period ended June 30, 2003. This increase was the result of 44 new gas compressor rental units being added to rental equipment during the three months ended June 30, 2004.

         There was a slight increase in interest expense for the three months ended June 30, 2004 compared to the same period ended June 30, 2003, was mainly due to the increase in loan balances for rental equipment.

         Provision for income tax decreased $4,000, or 2%, primarily due from a change in our effective tax rate. The effective tax rate changed because of a reduction in our state taxes as a result the merger of our subsidiaries effective January 1, 2004.


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

(b) Changes in internal controls.

         There were no changes made in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. In addition, to our knowledge there were no changes, in other factors that could significantly affect these controls subsequent to the date of their evaluation.





                          PART II - OTHER INFORMATION



NATURAL GAS SERVICES GROUP, INC.

Item 1.  Legal Proceedings

         From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

         On June 15, 2004, we held our Annual Meeting of Shareholders. At the Annual Meeting of Shareholders, Richard L. Yadon was elected for a term expiring at the Annual Meeting of Shareholders to be held in 2007 and Wallace C. Sparkman and William F. Hughes, Jr. were elected for a term expiring at the Annual Meeting of Shareholders to be held in 2006. The terms of Charles G. Curtis, Wallace O. Sellers and Gene A. Strasheim as directors continued after the Annual Meeting of Shareholders until the Annual Meetings of Shareholders to be held in 2005.

         Voting for Richard L. Yadon

         For:     5,120,796         Withheld:       9,420    Abstentions:      0
         ----                       ---------                -------------

         Voting for Wallace C. Sparkman

         For:     5,120,796         Withheld:       9,420    Abstentions:      0
         ----                       ---------                ------------

         Voting for William F. Hughes, Jr.

         For:     5,124,696         Withheld:       5,520    Abstentions:      0
         ----                       ---------                ------------



Item 5.  Other Information

         The Nominating Committee of our Board of Directors will consider a candidate for director proposed by a stockholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. A stockholder wishing to propose a candidate for the Committee's consideration should forward the candidate's name and information about the candidate's qualifications to Natural Gas Services Group, Inc., Nominating Committee, 2911 South County Road 1260, Midland, Texas 79706,

Attn.: Charles G. Curtis, Chairman. Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer's names and description of the employer's business, educational background and any other biographical information that would assist the Committee in determining the qualifications of the individual. The Committee will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement is released to shareholders in connection with the prior year's annual meeting for nomination at that annual meeting. The Committee will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.

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

4.2                 Form of warrant agent agreement.(3)

4.3                 Form of lock-up agreement.(3)

4.4 Form of representative's option for the purchase of common stock.(3)

4.5                 Form  of   representative's   option  for  the  purchase  of
                    warrants.(3)

10.1                1998 Stock Option Plan.(3)

Exhibit No.         Description
-----------         -----------

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

10.15 Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson(5)

10.16 Termination of Employment Agreement Letter relating to the Employment Agreement of Earl R. Wait(5)

10.17               Lease  Agreement  dated  June  1,  2003  with  Steven  J.  &
                    Katherina L. Winer(6)

10.18               Lease  Agreement  dated June 19,  2003 with Wise  Commercial
                    Properties(6)

10.19               Lease Agreement dated April 1, 2004 with the City of Midland
                    (1)

10.20 Second Amended and Restated Loan Agreement, dated November 3, 2003, between Natural Gas Services Group, Inc. and Western National Bank (1)

10.21 Securities Purchase Agreement between the Registrant and CBarney Investments (7)

31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit No.         Description
-----------         -----------

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

(7)                 Exhibit  10.21  is  incorporated  by  reference  to the same
                    Exhibit 4.1 to our Current Report on Form 8-K dated July 27, 2004.


(b)  Reports on Form 8-K
         On April 4, 2004, under Item 5 of Form 8-K, we announced the automatic conversion of our outstanding 10% Convertible Series A Preferred Stock into 315,154 shares of our common stock.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATURAL GAS SERVICES GROUP, INC.


By:  /s/ Wallace Sparkman
   ------------------------------------
   Wallace Sparkman
   President and Chief Executive
   Officer

By:  /s/ Earl R. Wait
   ------------------------------------
   Earl R. Wait
   Chief Financial Officer
   And Treasurer

August 11, 2004

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

10.15 Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson(5)

10.16 Termination of Employment Agreement Letter relating to the Employment Agreement of Earl R. Wait(5)

10.17               Lease  Agreement  dated  June  1,  2003  with  Steven  J.  &
                    Katherina L. Winer(6)

10.18               Lease  Agreement  dated June 19,  2003 with Wise  Commercial
                    Properties(6)

10.19               Lease Agreement dated April 1, 2004 with the City of Midland
                    (1)

10.20 Second Amended and Restated Loan Agreement, dated November 3, 2003, between Natural Gas Services Group, Inc. and Western National Bank (1)

10.21 Securities Purchase Agreement between the Registrant and CBarney Investments (7)

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

(7)                 Exhibit  10.21  is  incorporated  by  reference  to the same
                    Exhibit 4.1 to our Current Report on Form 8-K dated July 27, 2004.