Form 10QSB
period 2004-09-30
NATURAL GAS SERVICES GROUP INC
filed 2004-11-10
CIK 1084991

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                             Outstanding at
          Class                                             October 22, 2004
----------------------------                                ----------------

Common Stock, $.01 par value                                    6,068,269

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

                        NATURAL GAS SERVICES GROUP, INC.


Part I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet......................................Page 1


Unaudited Consolidated Income Statements..................................Page 2


Unaudited Consolidated Statements of Cash Flows...........................Page 3


Notes to Unaudited Consolidated Financial Statements......................Page 4


Item 2.  Management's Discussion and Analysis or Plan of Operation........Page 7
-------

Item 3.  Control and Procedures..........................................Page 11
-------

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................Page 12
-------

Item 6.  Exhibits........................................................Page 13
-------

Signatures...............................................................Page 16

                        Natural Gas Services Group, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
                               September 30, 2004

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 4,408,170
   Accounts receivable - trade                                         1,187,402
   Inventory                                                           3,179,066
   Prepaid expenses                                                      178,694
                                                                     -----------
              Total current assets                                     8,953,332

Lease equipment, net                                                  25,818,667
Other property, plant and equipment, net                               3,140,203
Goodwill, net                                                          2,589,655
Patents, net                                                              93,328
Other assets                                                              95,501
                                                                     -----------
         Total assets                                                $40,690,686
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long term debt and capital lease               $ 3,145,056
    Line of Credit                                                       521,461
   Accounts payable and accrued liabilities                            1,647,514
   Unearned Income                                                       118,284
                                                                     -----------
         Total current liabilities                                     5,432,315

Long term debt and capital lease, less current portion                 9,079,435
Subordinated notes, net                                                1,433,060
Deferred income tax payable                                            2,612,013
                                                                     -----------
         Total liabilities                                            18,556,823
                              SHAREHOLDERS' EQUITY
Common stock                                                              60,683
Paid in capital                                                       16,249,850
Retained earnings                                                      5,823,331
                                                                     -----------
         Total shareholders' equity                                   22,133,864
                                                                     -----------
         Total liabilities and shareholders' equity                  $40,690,686
                                                                     ===========




The accompanying notes are an integral part of the consolidated balance sheet


                        Natural Gas Services Group, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                              Three months ended September 30,    Nine months ended September 30,

                                                    2004              2003              2004              2003
                                              --------------    --------------    --------------    --------------
Revenue:
   Sales                                      $      702,679    $    1,372,248    $    2,444,899    $    2,877,358
   Service and maintenance income                    436,584           452,714         1,370,306         1,346,597
   Leasing income                                  2,730,851         1,874,594         7,405,324         5,040,161
                                              --------------    --------------    --------------    --------------
                                                   3,870,113         3,699,556        11,220,529         9,264,116
Cost of revenue:
   Cost of sales                                     451,334         1,008,771         1,699,003         2,155,568
   Cost of service and maintenance                   338,312           290,008         1,030,167           961,237
   Cost of leasing                                   843,725           545,309         2,174,185         1,313,093
                                              --------------    --------------    --------------    --------------
                                                   1,633,371         1,844,088         4,903,355         4,429,898
                                              --------------    --------------    --------------    --------------
Gross Margin                                       2,236,742         1,855,468         6,317,174         4,834,218

 Operating Cost:
   Selling expense                                   226,935           159,870           629,545           484,421
   General and administrative expense                425,299           395,918         1,368,524         1,186,922
   Depreciation and amortization                     641,817           455,563         1,750,851         1,235,118
                                              --------------    --------------    --------------    --------------
                                                   1,294,050         1,011,351         3,748,919         2,906,461
                                              --------------    --------------    --------------    --------------
Operating income                                     942,692           844,117         2,568,255         1,927,757

   Interest expense                                 (205,532)         (170,971)         (580,083)         (500,760)
   Other income                                        2,306             1,253         1,496,329             2,040
                                              --------------    --------------    --------------    --------------
Income before income taxes                           739,466           674,399         3,484,501         1,429,037
   Provision for income tax                          288,391           289,992           773,932           611,595
                                              --------------    --------------    --------------    --------------
Net income                                           451,074           384,407         2,710,568           817,442
   Preferred dividends                                     0            30,530            53,277            92,550
                                              --------------    --------------    --------------    --------------
Net income available to common shareholders   $      451,074    $      353,877    $    2,657,291    $      724,892
                                              ==============    ==============    ==============    ==============


         Earnings per share:
         Basic                                         $0.08             $0.07             $0.49             $0.15
         Diluted                                       $0.07             $0.07             $0.43             $0.14
         Weighted average Shares:
         Basic                                     5,626,280         4,995,713         5,428,146         4,910,062
         Diluted                                   6,492,354         5,389,673         6,216,995         5,208,096



The accompanying notes are an integral part of the consolidated income statements.


                        Natural Gas Services Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                Nine Months      Nine Months
                                                                                   Ended            Ended
                                                                               September 30,    September 30,
                                                                                   2004             2003
                                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $   2,710,568    $     817,442
      Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                                                1,750,851        1,235,120
      Deferred taxes                                                                 769,507          602,202
      Amortization of debt issuance costs                                             48,717           48,717
      Gain on disposal of assets                                                       6,911           10,547
      Changes in operating assets and liabilities:
      Trade and other receivables                                                   (370,807)        (938,817)
      Inventory                                                                     (624,827)      (1,000,735)
      Prepaid expenses and other                                                     (71,663)          42,958
      Accounts payable and accrued liabilities                                       575,362          708,971
      Deferred income                                                                (88,932)         174,710
      Other                                                                          (16,745)         (60,436)
                                                                               -------------    -------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              4,688,942        1,640,679
                                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (786,941)        (713,245)
    Purchase of rental equipment                                                  (8,150,073)      (5,187,208)
    Acquisition of remaining interest in joint venture, net of cash acquired            --            242,753
    Proceeds from sale of property and equipment                                      50,123          112,500
    Decrease in lease receivable                                                        --            210,512
    Distribution from equity method investment                                          --             49,090
                                                                               -------------    -------------
  NET CASH USED IN INVESTING ACTIVITIES                                           (8,886,891)      (5,285,598)
                                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans                                                    5,031,435        2,649,811
   Net proceeds from line of credit                                                  521,461             --
   Repayments of long term debt                                                   (1,821,111)      (1,583,951)
   Repayments of line of credit                                                     (300,000)            --
   Proceeds from sale of common stock, exercised warrants and stock options        5,051,409          216,247
   Dividends paid on preferred stock                                                 (53,277)         (92,550)
                                                                               -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          8,429,917        1,189,557
                                                                               -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            4,231,968       (2,455,362)
CASH AT BEGINNING OF PERIOD                                                          176,202        2,713,638
                                                                               -------------    -------------
CASH AT END OF PERIOD                                                          $   4,408,170    $     258,276
                                                                               =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                            $     580,083    $     500,760


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated statements of cash flows.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The   accompanying   unaudited   financial   statements   present   the
consolidated  results of our company  taken from our books and  records.  In our opinion,  such information  includes all adjustments,  consisting of only normal recurring  adjustments,  which are necessary to make our  financial  position at
September 30, 2004 and the results of our  operations  for the nine month period ended September 30, 2004 and 2003 not misleading.  As permitted by the rules and regulations  of the Securities and Exchange  Commission  (SEC) the  accompanying financial  statements  do not  include  all  disclosures  normally  required  by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the financial statements included  in our Annual  Report on Form 10-KSB for the year ended  December  31,
2003 on file with the SEC. In our opinion, the consolidated financial statements are a fair  presentation  of the financial  position,  results of operations and cash flows for the periods presented.

         The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

(2) Stock-based Compensation

         Statement   of   Financial   Accounting   Standards   No.   123  ("SFAS
123"),"Accounting  for  Stock-Based  Compensation,"  encourages,  but  does  not require,  the adoption of a fair  value-based  method of accounting for employee stock-based compensation  transactions.  We have elected to apply the provisions of Accounting  Principles  Board Opinion No. 25 ("Opinion 25"),  "Accounting for
Stock Issued to Employees," and related  interpretations,  in accounting for our employee stock-based  compensation plans. Under Opinion 25, compensation cost is measured as the excess,  if any, of the quoted  market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.

         Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                        2004           2003             2004           2003
                                                    -----------    -----------    -------------    -----------
Pro forma impact of fair value method
Income applicable to common shares, as reported     $   451,074    $   353,877    $   2,657,291        724,892
Pro-forma stock-based compensation costs under
  the fair value method, net of related tax             (10,000)        (7,683)         (30,000)       (23,048)
                                                    -----------    -----------    -------------    -----------
Pro-forma income applicable to common shares
  under the fair-value method                       $   441,074    $   346,194    $   2,627,291    $   701,844
Earnings per common share
Basic earnings per share reported                         $0.08          $0.07            $0.49          $0.15
Diluted earnings per share reported                       $0.07          $0.07            $0.43          $0.14

Pro-forma basic earnings per share under the fair
 value method                                             $0.08          $0.07            $0.48          $0.14
Pro-forma diluted earnings per share under the
 fair value method                                        $0.07          $0.06            $0.42          $0.13

Weighted average Black-Scholes fair value
   assumptions:
 Risk free rate                                       4.0%-5.2%
 Expected life                                        5-10 yrs
 Expected volatility                                    50.0%
 Expected dividend yield                                 0.0%

(3) Merger

         On January 1, 2004, we merged our subsidiaries, Rotary Gas Systems Inc, NGE Leasing Inc, and Great Lakes Compression Inc. with their parent Company, Natural Gas Services Group Inc. This had no effect on our consolidated financial position or results of operations, with the exception of a small impact on our state tax expenses.

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

(5)   Common Stock Private Placement

         On July 20, 2004, Natural Gas Services Group, Inc. and CBarney Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, Natural Gas Services Group issued and sold 649,574 shares of its common stock to CBarney at $7.69736 per share. The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. Natural Gas Services Group received aggregate gross proceeds of $5,000,000 and net proceeds of $4,950,000. We plan to use $2,950,000 of the net proceeds we received from CBarney to reduce our existing bank debt, and to use the remainder of such proceeds to obtain one or more letters of credit in the aggregate face amount of $2,000,000 that will secure the promissory notes to be issued by us in correction with the Screw Compression Systems, Inc. transaction described in note (8) below.


(6) Earnings per common share

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                       2004          2003           2004           2003
                                                   -----------   -----------    -----------    -----------
Basic earnings per share Numerator:
     Net income                                    $   451,074   $   384,407    $ 2,710,568        817,442
     Less: dividends on preferred shares                  --         (30,530)       (53,277)       (92,550)
     Net income available to common shareholders   $   451,074   $   353,877    $ 2,657,291    $   724,892

   Denominator -
     Weighted average common shares outstanding      5,626,280     4,995,713      5,428,146      4,910,062

        Basic earnings per share                   $      0.08   $      0.07    $      0.49    $      0.15

Diluted earnings per share Numerator:
     Net income                                    $   451,074   $   384,407    $ 2,710,568    $   817,442

     Less: dividends on preferred shares (1)              --         (30,530)       (53,277)       (92,550)
     Net income available to common shareholders   $   451,074   $   353,877    $ 2,657,291    $   724,892

   Denominator :
     Weighted average common shares outstanding      5,626,280     4,995,713      5,428,146      4,910,062
     Dilutive effect of common stock options
      and warrants                                     866,074       393,960        788,849        298,034

                                                     6,492,354     5,389,673      6,216,995      5,208,096

        Diluted earnings per share                 $      0.07   $      0.07    $      0.43    $      0.14

--------------------------------------------------------------------------------
(1) Preferred shares were anti-dilutive for the three and nine months ended September 30, 2004 and 2003


(7) Other Income

         On March 15, 2004 the President and C.E.O. of our company, Mr. Wayne L. Vinson, passed away after a battle with cancer. The Company held 2 life insurance policies on him, 1 for $1,000,000 and 1 for $500,000, with the Company as the beneficiary. The proceeds of $1,500,000 were recorded as other income.

(8)  Agreement to Purchase SCS.

         On October 18, 2004, Natural Gas Services Group, Inc. entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or "SCS", and the stockholders of SCS. Under this agreement, Natural Gas Services Group agreed to purchase all of the outstanding shares of capital stock of SCS.

         SCS is a privately owned manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.

         The stockholders of SCS will receive, in proportionate shares (based on their stock ownership of SCS), a total of $15 million, consisting of:

         o        $8 million in cash;
         o promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million bearing interest at the rate of four percent (4.00%) per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and
         o 609,576 shares of Natural Gas Services common stock valued at $4 million, based on the average of the daily closing prices of the common stock for the ninety consecutive trading days ended April 28, 2004. All of the shares, upon issuance, will be "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and will bear a legend to that effect.

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

         At  September   30,  2004,  we  had  cash  and  cash   equivalents   of
approximately $4,408,000, working capital of $3,521,000 and non-subordinated debt of $12,225,000 of which approximately $3,145,000 was classified as current. We had positive net cash flow from operating activities of approximately $4,689,000 during the first nine months of 2004. This was primarily from net income of $2,711,000 plus depreciation and amortization of $1,751,000, an increase in deferred taxes of $770,000, an increase in accounts payable and accrued liabilities of $575,000, offset by an increase in accounts receivable-trade of $371,000, a decrease in deferred income of $17,000, and an increase in inventory of $625,000.

         On November 24, 2003 we completed a new $10 million senior credit facility with a $7 million initial borrowing base. The credit facility is a Multiple Advance Term Promissory Note arranged by Western National Bank, Midland, Texas. The interest rate is one percent over Wall Street prime rate. Funds have been drawn under this line as of September 30, 2004 totaling $5,715,000. Substantially all of our equipment, inventory and accounts receivables have been pledged as collateral for our bank loans.

         Our line of credit for $750,000 with interest at 1% over prime for one year expired March 15, 2004 but was renewed on May 28, 2004. Funds have been drawn under the line of credit as of September 30, 2004 totaling $521,461.

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

         On July 20, 2004, Natural Gas Services Group, Inc. and CBarney Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, Natural Gas Services Group agreed to issue and sell 649,574 shares of its common stock to CBarney at $7.69736 per share. The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. Natural Gas Services Group received net proceeds of $4,950,000. We plan to use $2,950,000 of the net proceeds we received from CBarney to reduce our existing bank debt, and to use the remainder of such proceeds to obtain one or more letters of credit in the aggregate face amount of $2,000,000 that will service the promissory notes to be issued by us in correction with the Screw Compression Systems, Inc. transaction described in following paragraph.

         On October 18, 2004, Natural Gas Services Group, Inc. entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or "SCS", and the stockholders of SCS. Under this agreement, Natural Gas Services Group agreed to purchase all of the outstanding shares of capital stock of SCS.
         SCS is a privately owned manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.
         The stockholders of SCS will receive, in proportionate shares (based on their stock ownership of SCS), a total of $15 million, consisting of:
         o        $8 million in cash;
         o promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million, bearing interest at the rate of four percent (4.00%) per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and
         o 609,576 shares of Natural Gas Services common stock valued at $4 million, based on the average of the daily closing prices of the common stock for the ninety consecutive trading days ended April 28, 2004. All of the shares, upon issuance, will be "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and will bear a legend to that effect.

Results of Operations

Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003.

         Total revenue increased from $9,264,000 to $11,221,000 or 21% for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003. This was mainly the result of increased leasing income.

         Sales revenue from outside sources decreased from $2,877,000 to $2,445,000, or 15% for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003. Sales from outside sources included: (1) Compressor unit sales, (2) Flare sales, (3) Parts sales and (4) Compressor rebuilds. This decrease was mainly the result of a reduction in the sale of compressor units to outside third parties in the nine months ended September 30, 2004 compared to the same period in 2003. Because our products are custom-built, fluctuations in revenue from outside sources is not unusual and our focus has been more on building a rental base than on the sale of equipment.

         Service  and   maintenance   revenue   increased  from   $1,347,000  to
$1,370,000, or 2% for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003.

         Leasing revenue increased from $5,040,000 to $7,405,000, or 47% for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003. This increase was the result of additional units added to our rental fleet and leased to third parties. The company ended the period with 533 compressor packages in its rental fleet, up from 399 units at December 31, 2003 and 354 units at September 30, 2003.

        ----------------------------------------------------------------
        Total Revenue Breakdown for Nine Months Ended September 30, 2004
        ----------------------------------------------------------------
        ----------------------------------------------------------------
        Sales Revenue                                         22%
        ----------------------------------------------------------------
        Service & Maintenance Revenue                         12%
        ----------------------------------------------------------------
        Leasing Revenue                                       66%
        ----------------------------------------------------------------

         The gross margin percentage increased from 52% for the nine months ended September 30, 2003, to 56% for the same period ended September 30, 2004. This improvement resulted mainly from the relative increase in leasing revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 70%, and an increase in rentals improves our total gross margin.

         Selling, general and administrative expense increased from $1,671,000 to $1,998,000 or 20% for the nine months ended September 30, 2004, as compared to the same period ended September 30, 2003. This was mainly the result of the increase in commissions from additional leasing contracts on gas compressors to third parties, an increase in legal expenses related to an internal investigation concerning an employee matter that was settled in April 2004.

         Depreciation and amortization expense increased 42 % from $1,235,000 to $1,751,000 for the nine months ended September 30, 2004, compared to the same period ended September 30, 2003. This increase was the result of 179 new gas compressor rental units being added to rental equipment from September 30, 2003 to September 30, 2004.

         Other income and expense increased approximately $1,494,000 for the nine months ended September 30, 2004, compared to the same period ended September 30, 2003. This increase was due mainly from the receipt of $1,500,000 in life insurance payable in connection with the death of Mr. Wayne L. Vinson, our former President and C.E.O. His death on March 15, 2004 left the company as the beneficiary of two life insurance policies, one for $1,000,000, and one for $500,000.

         Interest expense increased 16% for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003, mainly due to the increased loan balances on vehicles and rental equipment.

         Provision for income tax increased $162,000 or 26%, primarily due to the increase in net taxable income. The income from the life insurance proceeds described above is not subject to federal income tax.


Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003.

         Total revenue increased from $3,700,000 to $3,870,000 or 5% for the three months ended September 30, 2004 compared to the same period ended September 30, 2003. This was mainly the result of increased leasing income and offset by a decrease in outside sales as outlined below.

         Sales revenue from outside sources decreased from $1,372,000 to $703,000, or 49% for the three months ended September 30, 2004 compared to the same period ended September 30, 2003. This decrease was mainly the result of a reduction in the sales of compressor units and parts. Because our products are custom-built, fluctuations in compressor unit revenue from outside sources is not unusual. The reduction in parts sales is the result of a change in our discount status with a major supplier in northern Michigan. We expect this to be a temporary situation. Also our customer base has dictated the trend toward leasing since most would rather rent than buy. Also our current plant capacity is used to fill our existing customer needs for rental equipment.

         Service and maintenance revenue decreased from $452,000 to $437,000, or 4% for the three months ended September 30, 2004 compared to the same period ended September 30, 2003. This revenue source is subject to seasonal change since over 90% of this activity is generated in northern Michigan and is subject to swings in weather conditions.

         Leasing revenue increased from $1,875,000 to $2,731,000, or 47% for the three months ended September 30, 2004 compared to the same period ended September 30, 2003. This increase was the result of additional units added to our rental unit fleet and leased to third parties. The company added 45 gas compressors to its rental fleet in the quarter ended September 30, 2004.

        -----------------------------------------------------------------
        Total Revenue Breakdown for Three Months Ended September 30, 2004
        -----------------------------------------------------------------
        -----------------------------------------------------------------
        Sales Revenue                                         18%
        -----------------------------------------------------------------
        Service & Maintenance Revenue                         11%
        -----------------------------------------------------------------
        Leasing Revenue                                       71%
        -----------------------------------------------------------------


         The gross margin percentage increased from 50% for the three months ended September 30, 2003 to 58% for the same period ended September 30, 2004. Although we expect our margins to increase as our rental revenue increases because our rental fleet carries a gross margin averaging 70%, changes in the product mix during the quarter help to average out the gross margin company wide.

         Selling, general and administrative expense increased from $556,000 to $652,000 or 17% for the three months ended September 30, 2004, as compared to the same period ended September 30, 2003. This was mainly the result of the increase in commissions from additional leasing contracts on gas compressors to third parties and an increase in sales and administration salary expense.

         Depreciation and amortization expense increased 41% from $456,000 to $642,000 for the three months ended September 30, 2004, compared to the same period ended September 30, 2003. This increase was the result of 45 new gas compressor rental units being added to rental equipment during the three months ended September 30, 2004.

         There was a 20% increase in interest expense for the three months ended September 30, 2004 compared to the same period ended September 30, 2003, which was mainly due to the increase in loan balances for rental equipment.

         Provision for income tax decreased $2,000, or 1%, primarily due from a change in our effective tax rate. The effective tax rate changed because of a reduction in our state taxes as a result the merger of our subsidiaries effective January 1, 2004.


Forward Looking Statements

         Some statements contained in this Report, and the documents incorporated by reference, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (or Securities Act) and Section 21E of the Exchange Act. These statements include, without limitation, statements relating to oil and gas prices, demand for oil and gas, budgets, business strategies and other plans, intentions and objectives of our management for future operations and activities and other such matters. The words "believe", "budget", "plan", "estimate", "expect", "intend", "strategy", "project", "will", "could", "may",

"anticipate", "continue", and similar expressions identify forward-looking statements. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. Actual results could differ materially from those expressed in the forward-looking statements. Factors that could cause such a difference include:

         o        fluctuations in prices of oil and gas;
         o        future capital requirements and availability of financing;
         o        competition;
         o        general economic conditions;
         o        governmental regulations;
         o        receipt of amounts owed to us by our customers;
         o        events similar to 9/11; and
         o        fluctuations in interest rates and availability of capital.

         You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of the document or in the case of documents incorporated by reference, the date of those documents.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us that are required to be included in our periodic filings with the SEC.

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

Item 6.  Exhibits

         The following exhibits are filed herewith or incorporated by reference, as indicated:

Exhibit No.                                Description
-----------                                -----------

   2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

  *3.1            Articles of Incorporation, as amended

   3.2            Bylaws  (Incorporated  by  reference  to  Exhibit  3.4  of the
                  Registrant's   Registration   Statement  on  Form  SB-2,   No.
                  333-88314)

   4.1 Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.2 Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.3 Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.4 Form of representative's option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the
                  Registrant's   Registration   Statement  on  Form  SB-2,   No.
                  333-88314)

   4.5 Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.1           1998 Stock Option Plan  (Incorporated  by reference to Exhibit
                  10.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.2 Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

Exhibit No.                                Description
-----------                                -----------

   10.3           Exhibits  3(c)(1),  3(c)(2),   3(c)(3),   3(c)(4),   13(d)(1),
                  13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.4 Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.5 Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.6           Form  of   Five-Year   Warrants  to  Purchase   Common   Stock
                  (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.7 Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.8           Warrants   issued   to   Neidiger,    Tucker,   Bruner,   Inc.
                  (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.9 Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.10 Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.11 Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit
                  10.18 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

Exhibit No.                                Description
-----------                                -----------

   10.12 Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.13 First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

   10.14 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.15 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.16 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.17 Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                  2003)

   10.18 Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

   10.19 Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

   10.20 Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30,
                  2004)

   10.21 Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

Exhibit No.                                Description
-----------                                -----------

   10.22 Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

   *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *32.1          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

   *32.2          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

--------------------------

* Filed herewith.

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

November 9, 2004

                               INDEX TO EXHIBITS:

Exhibit No.                                Description
-----------                                -----------

   2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

  *3.1            Articles of Incorporation, as amended

   3.2            Bylaws  (Incorporated  by  reference  to  Exhibit  3.4  of the
                  Registrant's   Registration   Statement  on  Form  SB-2,   No.
                  333-88314)

   4.1 Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.2 Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.3 Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.4 Form of representative's option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the
                  Registrant's   Registration   Statement  on  Form  SB-2,   No.
                  333-88314)

   4.5 Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.1           1998 Stock Option Plan  (Incorporated  by reference to Exhibit
                  10.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.2 Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.3           Exhibits  3(c)(1),  3(c)(2),   3(c)(3),   3(c)(4),   13(d)(1),
                  13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

Exhibit No.                                Description
-----------                                -----------

   10.4 Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.5 Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.6           Form  of   Five-Year   Warrants  to  Purchase   Common   Stock
                  (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.7 Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.8           Warrants   issued   to   Neidiger,    Tucker,   Bruner,   Inc.
                  (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.9 Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.10 Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.11 Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit
                  10.18 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.12 Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   10.13 First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

Exhibit No.                                Description
-----------                                -----------

   10.14 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.15 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.16 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.17 Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                  2003)

   10.18 Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

   10.19 Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

   10.20 Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30,
                  2004)

   10.21 Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

Exhibit No.                                Description
-----------                                -----------

   10.22 Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

   *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *32.1          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

   *32.2          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

--------------------------

* Filed herewith.