Form 10KSB
period 2004-12-31
NATURAL GAS SERVICES GROUP INC
filed 2005-03-30
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004

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

                        ---------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                           Common Stock $.01 Par Value
                           ---------------------------
                                (Title of Class)


                        Warrants to Purchase Common Stock
                        ---------------------------------
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of Class)

                        ---------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenue for its most recent fiscal year:  $15,958,199

         The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 23, 2004, computed by reference to the closing price of $6.85 per share on the American Stock Exchange, was $16,096,979.

         The number of shares outstanding of each of the issuer's classes of common equity on March 23, 2005, was 6,765,764.

                       Documents Incorporated by Reference
                                      None

          Transitional Small Business Disclosure Format Yes |_| No |X|

--------------------------------------------------------------------------------
================================================================================

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

         In addition, the factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors" could cause our actual results to differ materially from the expectations reflected in the forward-looking statements contained herein. These statements relate to "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and other sections of this Report. You can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate" and similar terminology. The forward-looking statements in this Report are based largely on our expectations and are subject to a number of risks and uncertainties, which may be beyond our control. Actual results may differ materially from the anticipated or implied results in the forward-looking statements. In light of these risks and uncertainties, we can give no assurance that the forward-looking events and circumstances included in this Report will occur.

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

         We were incorporated under the laws of Colorado on December 17, 1998 and initially operated as a holding company of Flare King, Inc., Hi-Tech Compressor Company, L.C., NGE Leasing, Inc. and CNG Engines Company. In July 2000, Flare King and Hi-Tech merged and then operated as Rotary Gas Systems, Inc. Effective March 31, 2000, we sold CNG.

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

         On October 24, 2002, we closed our initial public offering under a registration statement on Form SB-2 that was declared effective on October 21, 2002. In the offering, we sold a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock at a total of $5.25 per share and one warrant for an aggregate amount $7,875,000. After deducting the total expenses of the offering, we received net offering proceeds of approximately $6,529,170.

         On March 27, 2003, we acquired 28 compressor packages from Hy-Bon Engineering Company, Inc. for $2,150,000.

         On January 1, 2004, our then wholly-owned subsidiaries were merged into us and, in June 21, 2004, Hy-bon Rotary Compression LLC, a limited liability company in which we owned a 50% interest, was dissolved. Presently, all of our assets are owned by, and our business is conducted through, Natural Gas Services Group, Inc., and its wholly-owned subsidiary, Screw Compression Systems, Inc. On October 18, 2004, Natural Gas Services Group, Inc. entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or "SCS", and the stockholders of SCS. Under this agreement, Natural Gas Services Group purchased all of the outstanding shares of capital stock of SCS. This transaction was completed January 3, 2005 and Natural Gas Services Group, Inc., will begin reporting combined financial information with SCS in January 2005. This filing does not include any financial information related to this transaction since it was completed in fiscal year 2005.

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

         We primarily lease natural gas compressors. As of December 31, 2004, we had 549 natural gas compressors under lease to third parties.

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

         We believe that there will continue to be a growing demand for natural gas. Because of this, demand for our products and services are expected to continue to rise as a result of:

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

The Compression Business

         Natural gas compressors are used in a number of applications intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compression equipment is often required to boost a well's production to economically viable levels and enable gas to continue to flow in the pipeline to its destination. We believe that most producing gas wells in North America, at some point, will utilize compression. As of December 31, 2003, the Energy Information Administration reported that there were approximately 393,327 producing gas and gas condensate wells in the United States. The states where we currently operate, account for approximately 273,123 of these wells.

The Leasing Business

         We primarily lease natural gas compressors. As of February 28, 2005, we had 635 natural gas compressors totaling approximately 70,242 horsepower leased to 54 third parties, compared to 385 natural gas compressors totaling approximately 43,149 horsepower leased to 45 third parties at February 28, 2004. Of the 635 natural gas compressors, 51 were leased to Dominion Michigan and its affiliates.

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

         Hy-Bon has withdrawn as a member of HBRC effective as of January 1, 2003. We, as the other member of HBRC, retained all assets of HBRC, which as of January 1, 2003, had an unaudited aggregate value of approximately $346,000. We dissolve HBRC in 2004 and have agreed to not operate using the name Hy-Bon.

         In addition to 118 units covered under written maintenance agreements covering non-owned compressor units that we had entered into at February 28, 2005, we provide maintenance as a part of our compressor leases. Many companies and individuals are turning to leasing of equipment instead of purchasing. Leasing does not require the purchaser to make large capital expenditures for new equipment or to obtain financing through a lending institution. This frees the customer's assets for developing the customer's business. Our leases generally have initial terms of from six to 24 months and then continue on a month-to-month basis. The leases with Dominion Exploration have an initial five-year term expiring between 2006 and 2010. Lease rentals are paid monthly. At the end of a lease term, the customer may continue to pay monthly rentals on the equipment, or we may require them to return it to us.

         Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Because the equipment is highly technical, a trained staff of field service personnel, a substantial parts inventory and a diversified fleet of natural gas compressors are often necessary to perform reconfiguration functions in an economic manner. It is not efficient or, in many cases, economically possible for independent natural gas producers to maintain reconfiguration capabilities individually. Also, our management believes that, in order to streamline their operations and reduce their capital expenditures and other costs, a number of major oil and gas companies have sold portions of their domestic energy reserves to independent energy producers and have outsourced many facets of their operations. We believe that these initiatives are likely to contribute to increased rental of compressor equipment. For that reason, we have created our own compressor-rental fleet to take advantage of the rental market, we spent approximately $10,663,000 in 2004 to expand our natural gas compressor inventory, and we intend to spend approximately $16,800,000 in 2005 on natural gas compressors.

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

         As of February 28, 2005, we had written maintenance agreements with third parties relating to 118 compressors. Each written maintenance agreement has from two to 5 years left on its term and each expires on December 31 in the expiration year. During our years ended December 31, 2004 and 2003, we received revenue of approximately $1,618,000 and $1,073,000 (approximately 10% and 8% of our total consolidated revenue), respectively, from maintenance agreements.

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

         During the years ended December 31, 2004 and 2003, we received revenue of approximately $515,000 and $597,000 (approximately 3.2% and 4.7% of our total consolidated revenue), respectively, from exchanging and rebuilding rotary screw compressors for third parties.

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

         During the years ended December 31, 2004 and 2003, we sold 74 and 62 flare systems, respectively, to our customers generating approximately $1,160,000 and $821,000 (approximately 7% and 6% of our total consolidated revenue) in revenue, respectively.

Major Customers

         Sales to two customers in the year ended December 31, 2004 amounted to a total of 21% and 17% respectively of consolidated revenue. Sales to two customers in the year ended December 31, 2003 amounted to 28% and 10% respectively of consolidated revenue. No other single customer accounted for more than 10% of the Company's sales in 2003 or 2004. At December 31, 2004, two customers accounted for 12% and 10% respectively, of the Company's trade accounts receivable.

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

         During our years ended December 31, 2004 and 2003, we did not spend any material amounts on research and development activities. Rather, product improvements were made as a part of our normal operating activities.

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

         During  the  years  ended   December  31,  2004  and  2003,   we  spent
approximately $46,000 and $38,000, respectively, on advertising.


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

Employees

         As of December 31, 2004, we had 111 total employees of which 110 were fulltime employees. No employees are represented by a labor union.

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

         The facility in Bridgeport, Texas is an approximately 4,500 square foot building that is leased at a current rate of $1,500 per month pursuant to a lease that terminates in August 2006. Approximately 500 square feet is used as office space and approximately 4,000 square feet is used as shop space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our security holders during the fourth quarter of 2004.

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

---------------------------------------- ----------------- ---------------------
                                            Common Stock         Warrants
---------------------------------------- ----------------- ---------------------
                                           High      Low      High       Low
---------------------------------------- -------- -------- --------- -----------

---------------------------------------- -------- -------- --------- -----------
Oct. 21, 2002 through Dec. 31, 2002        $4.25    $3.35    $0.90       $0.25
---------------------------------------- -------- -------- --------- -----------
---------------------------------------- -------- -------- --------- -----------
2003
---------------------------------------- -------- -------- --------- -----------
First Quarter                              $4.30    $3.70    $0.80       $0.63
---------------------------------------- -------- -------- --------- -----------
Second Quarter                             $7.25    $3.65    $1.55       $0.55
---------------------------------------- -------- -------- --------- -----------
Third Quarter                              $6.75    $5.45    $1.65       $1.06
---------------------------------------- -------- -------- --------- -----------
Fourth Quarter                             $6.24    $5.25    $1.70       $1.25
---------------------------------------- -------- -------- --------- -----------
---------------------------------------- -------- -------- --------- -----------
2004
---------------------------------------- -------- -------- --------- -----------
First Quarter                              $7.20    $5.41    $2.30       $1.15
---------------------------------------- -------- -------- --------- -----------
Second Quarter                            $10.04    $7.20    $4.10       $2.00
---------------------------------------- -------- -------- --------- -----------
Third Quarter                              $9.45    $7.12    $3.85       $2.48
---------------------------------------- -------- -------- --------- -----------
Fourth Quarter                             $9.43    $8.07    $3.82       $3.08
---------------------------------------- -------- -------- --------- -----------


         As of December 31, 2004, there were approximately 32 holders of record of our common stock and 3 holders of record of our warrants. The number of holders of record does not include holders whose securities are held in street name.


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

         The following is a table with information regarding our equity compensation plans as of December 31, 2004:

----------------------- ------------------------- ---------------------- -------------------------
Plan category           Number of securities to   Weighted-average       Number of securities
                        be issued upon exercise   exercise price of      remaining available for
                        of outstanding options,   outstanding options,   future issuance under
                        warrants and rights       warrants and rights    equity compensation
                                                                         plans (excluding
                                                                         securities reflected in
                                                                         column (a))

                        (a)                       (b)                    (c)
----------------------- ------------------------- ---------------------- -------------------------
Equity compensation
plans approved by
security holders                 107,000                     $5.26                  32,000

----------------------- ------------------------- ---------------------- -------------------------
Equity compensation
plans not approved by
security holders                    -                          -                      -
----------------------- ------------------------- ---------------------- -------------------------
Total                            107,000                     $5.26                  32,000
----------------------- ------------------------- ---------------------------- -------------------


Sales of Unregistered Securities during the Year Ended December 31, 2004

         On July 20, 2004, the Company and CBarney Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, the Company issued and sold 649,574 shares of its common stock to CBarney at $7.69736 per share.

The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. The Company received aggregate gross proceeds of $5,000,000 and net proceeds of $4,950,000. The issuance and sale of the common stock was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. All of the shares are "restricted" securities within the meaning of Rule 144 under the Securities Act and bear a legend to that effect. However, we did file a registration statement with the Securities and Exchange Commission registering the resale of the common stock. There were no underwriters involved in the transaction.

         On March 26, 2004, all the remaining holders of the shares of our outstanding 10% Convertible Series A Preferred Stock converted their shares into shares of our common stock. There was no underwriter involved in the transactions. The shares of our common stock were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. All of the shares are "restricted" securities within the meaning of rule 144 under the Securities Act and bear a legend to that effect. All of the holders were accredited investors.

         During the twelve months ended December 31, 2004 we issued 74,560 shares of common stock to three persons upon the exercise of their warrants. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information concerning us. The certificates for the shares contain restrictive legends advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the Securities Act of 1933. There was no underwriter involved in the issuance of the 74,560 shares.

         No repurchases of our securities were made by on our behalf of us or any "affiliated purchaser" as defined in Rule 10b - 18(a)(3) during the fourth quarter of the year ended December 31, 2004.

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


Results of Operations

         Twelve Months Ended December 31, 2004, Compared to the Twelve Months Ended December 31, 2003.

         Total revenue increased from $12,750,000 to $15,958,000 or 25% for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. This was mainly the result of increased leasing income as discussed below.

         Sales revenue from outside sources decreased from $3,865,000 to $3,593,000, or 7% for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. Sales from outside sources included: (1) Compressor unit sales, (2) Flare sales, (3) Parts sales and (4) Compressor rebuilds. This decrease was mainly the result of a reduction in the sale of compressor units to outside third parties in the twelve months ended December 31, 2004 compared to the same period in 2003. Because our products are custom-built, fluctuations in revenue from outside sources is not unusual and our focus has been more on building a rental base than on the sale of equipment.

         Service  and   maintenance   revenue   increased  from   $1,773,000  to
$1,874,000, or 6% for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003.

         Leasing revenue increased from $7,111,000 to $10,491,000, or 48% for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. This increase was the result of additional units added to our rental fleet and leased to third parties. The company ended the 2004 year with 585 compressor packages in its rental fleet, up from 399 units at December 31, 2003.

         ---------------------------------------------------------------
                 Total Revenue Breakdown for Twelve months ended
                                December 31, 2004
         ---------------------------------- ----------------------------
         ---------------------------------- ----------------------------
                  Sales Revenue                           23%
         ---------------------------------- ----------------------------
                  Service & Maintenance
                  Revenue                                 12%
         ---------------------------------- ----------------------------
                  Leasing Revenue                         65%
         ---------------------------------- ----------------------------

         The gross margin percentage increased from 52% for the twelve months ended December 31, 2003, to 56% for the same period ended December 31, 2004. This improvement resulted mainly from the relative increase in leasing revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 70%, and an increase in rentals improves our total gross margin.

         Selling, general and administrative expense increased from $2,292,000 to $2,652,000 or 16% for the twelve months ended December 31, 2004, as compared to the same period ended December 31, 2003. This was mainly the result of the increase in commissions from additional leasing contracts on gas compressors to third parties, and an increase in professional fees related to regulatory filings and Sarbanes- Oxley compliance matters.

         Depreciation and amortization expense increased 42 % from $1,726,000 to $2,444,000 for the twelve months ended December 31, 2004, compared to the same period ended December 31, 2003. This increase was the result of 186 new gas compressor rental units being added to rental equipment from December 31, 2003 to December 31, 2004.

         Other income and expense increased approximately $1,445,000 for the twelve months ended December 31, 2004, compared to the same period ended December 31, 2003. This increase was due mainly from the receipt of $1,500,000 in life insurance payable in connection with the death of Mr. Wayne L. Vinson, our former President and C.E.O. His death on March 15, 2004 left the company as the beneficiary of two life insurance policies, one for $1,000,000, and one for $500,000.

         Interest expense increased $770,000 or 26% for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003, mainly due to the increased loan balances on vehicles and rental equipment.

         Provision for income tax increased $443,000 or 64%, primarily due to the increase in net taxable income. The income from the life insurance proceeds described above is not subject to federal income tax.

         Net Income for the year increased 158% mainly from increased rental activity and life insurance proceeds.

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

Allowance for doubtful accounts receivable

         We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since 22% of our accounts receivable are concentrated in approximately two customers at December 31, 2004, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

         In 2002, Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we ceased to amortize approximately $2.6 million of goodwill as of January 1, 2002. In lieu of amortization, we are required to perform an annual impairment review of our goodwill. Based upon valuations in June 2003 and June 2004, of our reporting units with goodwill, we did not record an impairment charge during either year.

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

Recently Issued Accounting Pronouncements

         On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

         Seasonality and Economic Conditions

         Our sales are affected by the timing of planned development and construction projects by energy industry customers.

         We do not believe that inflation had a material impact upon our results of operations during the year ended December 31, 2004, or during the year ended December 31, 2003.

Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt, and bank debt. At December 31, 2004, we had cash and cash equivalents of approximately $685,000, working capital of approximately $640,000 and debt of approximately $13,018,000 of which approximately $3,728,000 was classified as current. We had approximately $4,697,000 of net cash flow from operating activities during the twelve months ending December 31, 2004. This was primarily from net income of approximately $3,374,000 plus depreciation and amortization of approximately $2,444,000 and increases in deferred taxes of approximately $1,120,000, offset by an increase in accounts receivable and inventory of approximately $1,182,000 and 1,915,000 respectively.

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

         As  of  December  31,  2004  we  had  an  aggregate  of   approximately
$13,018,000 of outstanding indebtedness not including accounts payable and accrued expenses of approximately $2,355,000. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

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



         As of December 31, 2004, our principal payments for our debt service requirements on a monthly, quarterly and annual basis were approximately $312,000, $936,000, and $3,745,000, respectively. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due. If this were to occur, we may be forced to:

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

Approximately 69% of our compressor leases are leased for terms of six months or less that, if terminated, would adversely impact our revenue and our ability to recover our initial equipment costs.

         Approximately 69% of our compressor leases are for terms of up to six months. There is a possibility that these leases could be terminated by lessees within short periods of time and that we may not be able to recover the cost of the compressor for which a lease is terminated.

The anticipated revenue from the affiliate of Dominion Michigan cannot be guaranteed.

         In connection with our acquisition of the compression related assets of Dominion Michigan, an affiliate of Dominion Michigan committed to purchase compressors from us or enter into five year leases of compressors with us totaling five-thousand horsepower an expires December 31, 2005. If, for any reason, the affiliate does not fulfill this obligation to any material extent, our cash flow will be significantly reduced and we may not be able to pay the principal or interest on our debt as it becomes due.

We rely on one customer for a significant amount of our business and the loss of this customer could adversely affect our operating results and lower the price of our common stock

         During the years ended December 2004 and 2003, Dominion Exploration & Production, Inc. accounted for approximately 21% and 28% of our consolidated revenue, respectively. The loss of Dominion Exploration as a customer could cause our operating results to fall below market analysts' expectations and lower the price of our common stock.

We are dependent on a few suppliers for some of our compressor components and the loss of one of these suppliers could cause a delay in the manufacturing of our compressors and reduce our revenue.

         We currently obtain approximately 20% of our compressor components from three suppliers. We order from these suppliers as needed and we have no long-term contracts with any of these suppliers. If any of these of these suppliers should curtail its operations or be unable to meet our needs, we would encounter delays in supplying our customers with compressors until an alternative supplier, if any, could be found. Such delays in our manufacturing process could reduce our revenue and negatively impact our relationships with customers.

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

         We depend on the continued employment and performance of Wallace C. Sparkman, our Chairman, Stephen C. Taylor our President and Earl R. Wait, our Treasurer and Chief Financial Officer, and other key members of our management. If any of our key managers resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.

We are reliant on our current customers for future cash flows and the loss of one or more of our current customers could adversely affect our results of operations.

         Our business is dependent not only on securing new customers but also on maintaining current customers. Dominion Exploration & Production, Inc., an affiliate of Dominion Resources, Inc., accounted for approximately 21% and approximately 28% of our consolidated revenue during the year ended December 31, 2004 and the year ended December 31, 2003, respectively. The loss of one or more of our significant customers would have an adverse effect on our revenue and results of operations.

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

         We adopted FAS 142 as of January 1, 2002. Based on an independent valuation in July 2002 and June 2003 and an internal evaluation in June 2004 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2003 or 2004. In the future it could result in impairments of our intangible assets or goodwill. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $2,676,000 as of December 31, 2004, and we increased the carrying value of net intangible assets significantly with the SCS acquisition, which was completed January 3, 2005. Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statement of operations and financial position.

Item 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and our principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. They have concluded that these disclosure controls provide reasonable assurance that we can collect, process and disclose, within the time periods specified in the Commission's rules and forms, the information required to be disclosed in our periodic Exchange Act reports.

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

Item 8B.  Other Information

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The table below contains information about our executive officers and directors at March 23, 2005:

         Name                                Age     Position

         Wallace C. Sparkman(5)              74      Director, Chairman
         Wallace O. Sellers(1)(2)(3)         75      Director,
         Charles G. Curtis(1)(2) (3)         72      Director
         William F. Hughes, Jr. (1)(2) (3)   52      Director
         Gene A. Strasheim(1)(2)(3)(4)       63      Director
         Richard L. Yadon(1)(2)(3)           46      Director
         Paul Hensley                        52      Director, President of SCS
         Stephen C. Taylor                   51      President, Chief Executive
                                                     Officer
         Earl R. Wait                        61      Chief Financial Officer and
                                                     Treasurer
         Ronald D. Bingham                   60      Vice President
         S. Craig Rogers                     42      Vice President
         William R. Larkin                   39      Vice President
         Scott W. Sparkman(5)                43      Secretary
         ---------------------

         (1)  Member of our audit committee
         (2)  Member of our compensation committee
         (3)  Member of our nominating committee
         (4) Gene A. Strasheim has been determined by our Board of Directors to be the financial expert on our audit committee. Mr. Strasheim is independent as that term is used in Item 7 (d)(3)(iv) of
              Schedule 14A under the Exchange Act.
         (5)  Wallace C. Sparkman is the father of Scott W. Sparkman.

         The Board of Directors has been divided into three classes with directors serving staggered three-year terms. The terms of Messrs. Curtis, Sellers and Strasheim will expire at the 2005 annual meeting of shareholders, and the terms of Messrs. Hughes and Sparkman will expire in 2006. Mr. Yadon's term will expire in 2007. In January 2005, Mr. Hensley was appointed as a director to fill a vacancy on the Board of Directors, to hold office until the 2005 annual meeting of shareholders. All officers serve at the discretion of the Board of Directors.

         Wallace C. Sparkman is one of our founders and has served as a director since 2003 and as Chairman of the Board of Directors since March 2005. Mr. Sparkman served from April 1993 in various executive and director positions in several subsidiary companies prior to their merger into the Company on December 31, 2003. Mr. Sparkman served as our interim President and Chief Executive Officer from March 2004 to January 2005, when Stephen Taylor was employed for the position. From December 1998 to 2003, Mr. Sparkman was a consultant to our Board of Directors. Mr. Sparkman acted as a management consultant to various entities and acted as a principal in forming several privately-owned companies. Mr. Sparkman was a co-founder of Sparkman Energy Corporation, a natural gas gathering and transmission company, in 1979 and served as its Chairman of the Board, President and Chief Executive Officer until 1985 when ownership control changed. From 1968 to 1979, Mr. Sparkman held various executive positions and served as a director of Tejas Gas Corporation, a natural gas gathering and transmission company. At the time of his resignation from Tejas Gas Corporation in 1979, Mr. Sparkman was President and Chief Executive Officer. Mr. Sparkman has more than 37 years of experience in the energy service industry.

         Wallace O. Sellers is one of our founders and has served as a director of Natural Gas Services Group, Inc. since December 1998 and as Chairman of our Board of Directors from December 1998 to March 2005. Mr. Sellers was the Chairman of the Board of Directors of Great Lakes Compression from February 2001 to December 31, 2003. Although Mr. Sellers retired in December 1994, he served as Vice-Chairman of the Board and Chairman of the Executive Committee of Enhance Financial Services, Inc., a financial guaranty reinsurer, from January 1995 to 2001. From November 1986 to December 1991 he was President and Chief Executive Officer of Enhance. From 1951 to 1986 Mr. Sellers was employed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, an investment banker, in various capacities, including Director of the Municipal and Corporate Bond Division and Director of the Securities Research Division. Immediately prior to his retirement from Merrill Lynch, he served as Senior Vice President and Director of Strategic Development. Mr. Sellers received a BA degree from the University of New Mexico, an MA degree from New York University and attended the Advanced Management Program at Harvard University. Mr. Sellers is a Chartered Financial Analyst.

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

         Richard L. Yadon has served as one of our directors since 2003. Mr. Yadon is one of the original founders of Rotary and served as advisor to Natural Gas' Board of Directors from June 2002 to June 2003. Since 1981, Mr. Yadon has owned and operated Yadeco Pipe & Equipment. Since December 1994, he has co-owned and presided as President of Midland Pipe & Equipment, Inc. Both companies are directly related to drilling and completion of oil and gas wells in Texas, New Mexico, Louisiana and Oklahoma. Since 1981, he has owned Yadon Properties, which owns and operates real estate in Midland, Texas. Mr. Yadon has 22 years of experience in the energy service industry.

         Paul D. Hensley is the founder and has served as president of Screw Compression Systems (SCS) from its inception in 1997. Mr. Hensley has 25 years of experience in the natural gas compressor industry and was the driving force behind the development and successful manufacture of SCS's reciprocating compressor product line. Mr. Hensley was appointed as a director of Natural Gas Services Group, Inc. in January 2005, to fill a vacancy on the Board of Directors.

         Stephen C. Taylor was elected by the Board of Directors of NGSG to assume the position of President/CEO in January, 2005. Immediately prior to joining NGSG, Mr. Taylor held the position of General Manager-US Operations for Trican Production Services, Inc., a Canadian-based pressure pumping company, from 2002 through 2004. Mr. Taylor joined Halliburton Resource Management (Halliburton Company's gas compression rental division) in 1976 and progressed through numerous engineering, sales and operational positions throughout the U.S. to be its VP-Operations in 1989. In 1993 he transferred to the corporate-entity of Halliburton Energy Services and held multiple senior level management and operational positions, including extensive international travel and responsibilities. In 2000 he was elected Sr. VP/Chief Operating Officer of Enventure Global Technology, LLC, a joint-venture company owned by Halliburton and Shell Oil Company involved in leading-edge deepwater drilling technologies. Mr. Taylor elected early retirement from Halliburton in 2002 to join Trican Production Services, Inc. Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and an MBA from The University of Texas in Austin.

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

         W. Randy Larkin has served as Vice President since October 13, 2003. He held various positions with Compressors Systems, Inc. from 1993 until his employment began with Natural Gas Services Group, Inc. Those positions included:
Manager of Engineering, Chief engineer, Asset Manager and Regional Sales Manager. Mr. Larkin holds a Bachelors Degree in Mechanical Engineering from the University of Texas in Austin, Texas.

         Scott W. Sparkman has served as our Secretary since December 1998. Mr. Sparkman was Executive Vice-President of NGE from July 2001 to December 31, 2003, was a director of NGE from December 1998 to December 31, 2003, was Secretary and Treasurer of NGE from March 1999 to December 31, 2003 and was the Secretary of Great Lakes Compression from February 2001 to December 31, 2003. Mr. Sparkman was one of our directors from 1998 to 2003. Mr. Sparkman served as the President of NGE from December 1998 to July 2001. From May 1997 to July 1998, Mr. Sparkman served as Project Manager and Comptroller for Business
Development Strategies, Inc., a designer of internet websites. Mr. Sparkman received a BBA degree from Texas A&M University.

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

         Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us for 2004, no persons who were either one of our directors or officers or who beneficially owned more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

         Our Board of Directors has adopted a Code of Business Conduct and Ethics ("Code"), which we posted on our web site located at www.ngsgi.com. You may also obtain a copy of our Code by requesting a copy in writing at 2911 SCR 1260, Midland, Texas 79706 or by calling us at (432) 563-3974.

         Our Code provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, to adhere to while acting on our behalf. Among other things, the Code provides that:

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


ITEM 10. EXECUTIVE COMPENSATION

         Executive Compensation

         The following table sets forth information regarding the compensation paid during the years ended December 31, 2004, 2003, and 2002 by us to Wayne L.
Vinson,  Earl R. Wait, Wallace Sparkman,  Craig Rogers,  Randy Larkin, and Scott
Sparkman, our only officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2004.

                                        Annual                            Long-Term
                                     Compensation                        Compensation
                                     ------------                        ------------
Name
Principal Position          Year      Salary          Bonus     Securities Underlying Options
------------------          ----      ------          -----     -----------------------------
 Wayne L. Vinson            2004    $ 39,614(1)        -0-                  -0-
 President & CEO            2003    $120,000(2)     $  48,000               -0-
                            2002    $120,000(2)     $  39,452               -0-

 Earl R. Wait               2004    $  90,000       $  40,250               -0-
 Chief Financial Officer    2003    $  90,000       $  41,256               -0-
                            2002    $  90,000       $  29,589             15,000

 Wallace Sparkman           2004    $120,000(3)     $  53,500               -0-
 Director, Chairman

 Scott Sparkman             2004    $ 75,000        $  20,000              3,000
 Secretary                  2003    $ 75,000        $  17,939               -0-
                            2002    $ 75,000        $  25,678               -0-

 William R. Larkin          2004    $ 90,000        $  40,250             12,000
 Vice President             2003    $ 19,288(4)         -0-                 -0-

 S. Craig Rogers            2004    $ 95,000        $  42,750               -0-
 Vice President             2003    $ 88,500        $  37,669               -0-
                            2002    $ 80,000        $  26,301             12,000

--------------------------
     (1) Mr. Vinson served as President and Chief Executive Officer until his death in March 2004.

     (2) Does not include any compensation paid to the wife of Wayne L. Vinson for her services as our accounts payable and payroll clerk for 2004, 2003 and 2002 and , respectively.

     (3)  Mr. Sparkman served as interim CEO for a portion of 2004.

     (4)  Mr. Larkin was first employed by us on October 13, 2003

         We have established a bonus program for our officers. At the end of each of our fiscal years, our compensation committee reviews our operating history and determines whether or not any bonuses should be paid to our officers. If so, the Board of Directors determines what amount should be paid to our officers. The Board of Directors may discontinue the bonus program at any time.

Option Grants in Last Fiscal Year

         We did not grant any stock options in 2004 to Earl R. Wait, Wallace Sparkman, or S. Craig Rogers. However, we did grant stock options to William R. Larkin and Scott Sparkman. In the table below, we show certain information about the stock options granted to Messrs. Larkin and Sparkman.

                                 Option/SAR Grants in Last Fiscal Year
                                           Individual Grants
------------------ -------------- ------------- ------------------ -------------

                   Number of      % of Total
                   Securities     Options/SARS
                   Underlying     Granted to
                   Options/ SARs  Employees in  Exercise or Base   Expiration
Name               Granted (#)    Fiscal Year   Price($/Sh)        Date
------------------ -------------- ------------- ------------------ -------------


William R. Larkin      12,000          32%           $ 7.50         08/16/2014

Scott Sparkman          3,000           8%           $ 7.50         08/16/2014


Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

         The following table sets forth information pertaining to option exercises by, and fiscal year end option values of options held by, Wayne L. Vinson, Earl R. Wait, and S. Craig Rogers, our only executive officers whose combined salary and bonuses exceeded $100,000 during the year ended December 31, 2003:


                                                             Fiscal Year End Option Values
                                                   Number of Unexercised        Value of Unexercised
                                                   Securities Underlying        In-the-Money Options
                        Shares                  Options at Fiscal Year End       at Fiscal Year End
                       Acquired      Value      --------------------------    -------------------------
Name                 On Exercise    Received     Exercisable/Unexercisable    Exercisable/Unexercisable
----                 -----------    --------    --------------------------    -------------------------
Wayne L. Vinson                0          0                          0/0                          0/0

Earl R. Wait                   0          0                10,000/15,000              $23,000/$34,500

William R. Larkin              0          0                     0/12,000                    0/$23,160

Scott Sparkman                 0          0                      0/3,000                     0/$5,790

S. Craig Rogers                0          0                 8,000/12,000              $18,400/$27,600

Compensation of Directors

         Our directors who are not employees are paid $2,500 per quarter and at December 31 of each year are issued a five year option to purchase 2,500 shares of our common stock at the then market value. On January 3, 2005, we granted an option to each of our non-employee directors (other than Paul Hensley) to purchase 2,500 shares of our common stock at $9.43 per share, for serving as directors in 2004. The fair market value of our common stock on the date of grant was $9.26 per share. The options are exercisable immediately and expire 10 years from the date of grant. We also reimburse our directors for accountable expenses incurred on our behalf.

1998 Stock Option Plan

         Our 1998 Stock Option Plan provides for the issuance of options to purchase up to 150,000 shares of our common stock. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees and consultants and to promote the success of our business. The plan is administered by the Board of Directors and a compensation committee consisting of two or more non-employee directors, if appointed. At its discretion, the administrator of the plan may determine the persons to whom options may be granted and the terms upon which such options will be granted. In addition, the administrator of the plan may interpret the plan and may adopt, amend and rescind rules and regulations for its administration. At March 23, 2005 options to purchase a total of 107,000 shares of our common stock were outstanding under the 1998 Stock Option Plan.

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

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 18, 2005, the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all of our executive officers and directors as a group; and
(iii) by all persons known by us to beneficially own more than five percent of our common stock.

                                   Shares of Common Stock   Percent Beneficially
    Name and Address                 Beneficially Owned            Owned
--------------------------------  ------------------------  --------------------

Wallace O. and Naudain Sellers            693,159(1)                10%
P.O. Box 106
6539 Upper York Road
Solebury, PA  18963-0106

Charles G. Curtis                          80,500(2)                 1%
1 Penrose Lane
Colorado Springs, CO  80906

Paul D. Hensley                           426,829                    6%
3005 N. 15th Street
Broken Arrow, OK  74012

William F. Hughes                         247,000(3)                 4%
42921 Normandy Lane
Lancaster, CA  93536

Wallace C. Sparkman                       167,691(4)                 2%
4906 Oakwood Court
Midland, TX  79707

Gene A Strasheim                            8,500(5)                 *
165 Huntington Place
Colorado Springs, CO  80906

Richard L. Yadon                          299,183(6)                 4%
P.O. Box 8715
Midland, TX  79708-8715

Ron L. Bingham                              6,000(7)                 *
P.O. Box 945
Lewiston, MI  49756

W. Randy Larkin                            12,000(8)                 *
5609 Heartland
Midland, TX  79707

S. Craig Rogers                            14,250(9)                 *
14732 Bluestem Ave
Gardendale, TX  79758

Earl R. Wait                               75,520(10)                1%
5102 Teakwood Trace
Midland, TX  79707

Scott W. Sparkman                         519,467(11)                8%
1604 Ventura Ave
Midland, TX  79705

All directors and executive
officers as a group (12 persons)        2,550,099                   38%


RWG Investments LLC                       369,000(12)                5%
5980 Wildwood Drive
Rapid City, SD  57902
--------------------------------  ------------------------  --------------------
*        Less than one percent
(1) Includes 196,091 shares of common stock owned by the Wallace Sellers Trust dated June 21, 1991, 196,091 shares of common stock owned by the Wallace O. Sellers Trust dated June 22, 1971, options to purchase 2,500 shares of common stock at $3.88 per share, options to purchase 2,500 shares of common stock at $5.55 per share, and options to purchase 2,500 shares of common stock at $9.34 per share, owned by Wallace Sellers, 158,600 shares owned by Naudain Sellers. Wallace and Naudain Sellers are husband and wife. The trustee of each trust is an unrelated third party. Naudain Sellers is a contingent remainder beneficiary of one trust and a beneficiary during her lifetime of the other.
(2) Includes options to purchase 2,500 shares of common stock at $3.88 per share, options to purchase 2,500 shares of common stock at $5.55 per share, options to purchase 2,500 shares of common stock at $9.34 per share, and warrants to purchase 40,000 shares of common stock at $3.25 per share.
(3) Includes 180,500 shares of common stock and a warrant to purchase 60,000 shares of common stock at $3.25 per share owned by the William and Cheryl Hughes Family Trust, an option to purchase 2,500 share of common stock at $5.55, and an option to purchase 2,500 shares of common stock at $9.34.
(4) Includes 105,691 shares owned by Diamente Investments, LLP, a Texas limited partnership of which Mr. Sparkman is a general and limited partner.
(5) Includes options to purchase 2,500 shares of common stock at $5.55 per share and options to purchase 2,500 shares of common stock at $9.34 per share.
(6) Included warrants to purchase 9,365 shares of common stock at $2.50 per share, warrants to purchase 5,318 shares of common stock at $3.25 per share, options to purchase 2,500 shares of common stock at $5.55 per share and options to purchase 2,500 shares of common stock at $9.34 per share.
(7) Includes an option to purchase 6,000 shares of common stock at $5.58 per share.
(8) Includes an option to purchase 12,000 shares of common stock at $7.50 per share.
(9) Includes warrants to purchase 1,125 shares of common stock at $6.25 per share and an option to purchase 12,000 shares of common stock at $3.25 per share that began to vest in April 2003.
(10) Includes an option to purchase 15,000 shares of common stock at $3.25 per share that began to vest in April 2003
(11) Includes an option to purchase 3,000 shares of common stock at $7.50 per share that began vesting in August 2004, and 475,000 shares of common stock and warrants to purchase 21,467 shares of common stock at $2.50 per share owned by Diamond S DGT, a trust of which Mr. Sparkman is a co-trustee and co-beneficiary with his sister.
(12) Includes a warrant to purchase 15,000 shares of common stock at $6.25 per share, 245,000 shares of common stock owned by RWG Investments LLC, 82,000 shares of common stock owned by G Five Development LLC. RWG Investments LLC is a limited liability company the beneficial owner of which is Roland W. Gentner. G Five Development LLC is a company the beneficial owners of which are Roland W. Gentner, his spouse, and his three sons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Earl R. Wait and Wallace C. Sparkman have guaranteed approximately $84,000 and $92,000, respectively, of debt for us without consideration. This debt was incurred when we acquired vehicles, equipment and software. The following schedule provides information as to the remaining debt balances as of February 28, 2005:

                                   Balance at           Interest        Maturity
         Guarantor              February 28, 2005           Rate            Date
         ---------              -----------------      ---------     -----------
         Earl Wait                         13,154         10.50%      10/10/2005
         Wallace Sparkman                       0            10%      10/15/2010

         None of the guarantees is still in effect.



ITEM 13. EXHIBITS

         The following is a list of all exhibits filed as part of this Form 10-KSB:


Exhibit No.                                Description
-----------                                -----------

   2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

   3.1            Articles  of  Incorporation,   as  amended   (Incorporated  by
                  reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

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

Exhibit No.                                Description
-----------                                -----------

   4.5 Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.6            Stockholders  Agreement,  dated  January 3, 2005 among Paul D.
                  Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7,
                  2005)

                  Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.24, 10.25, and 10.26)

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

Exhibit No.                                Description
-----------                                -----------

   10.16 Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

   10.17 Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                  2003)

   10.18 Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

   10.19 Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

   10.20 Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30,
                  2004)

   10.21 Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

   10.22 Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

   10.23 Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

Exhibit No.                                Description
-----------                                -----------

   10.24 Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit
                  10.1 of the Registrants form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

  *10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc.

  *10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100, 000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley

   *14.0          Code of Ethics

   *21.0          Subsidiaries

   *23.1          Consent of HEIN & ASSOCIATES LLP

   *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *32.1          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

   *32.2          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002
--------------------
 * Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our principal accountant for the fiscal years ended December 31, 2004 and 2003 was HEIN & ASSOCIATES LLP.

Audit Fees

         The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for the audit of our financial statements for our fiscal years ended December 31, 2004 and 2003 and the review of the financial statements in our Forms 10-QSB for the fiscal quarters in such fiscal years were $82,172 and $75,749, respectively. These fees also include update audit procedures performed by HEIN & ASSOCIATES LLP for the issuance of consents for the inclusion of their audit opinions in various registration filings by the company during these years.

Audit Related Fees

         The aggregate fees billed for assurance and related services by HEIN & ASSOCIATES LLP during our fiscal years ended December 31, 2004 and 2003 were approximately $67,000 and $0 respectively. These fees were mainly related to the audit for the acquisition of SCS and consultation regarding Sarbanes Oxley internal controls implementation.

Tax Fees

         The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for our Fiscal years ended December 31, 2004 and 2003 for compliance, tax advice and tax planning were $18,330 and $18,391 respectively.

All Other Fees

         No other fees were billed by HEIN & ASSOCIATES LLP, during our fiscal years ended December 31, 2003 and 2004 other than as described above.

Audit Committees Pre-Approval Policies and Procedures

         As  of  March  25,  2004  our  audit   committee  had  not  established
pre-approval policies and procedures for the engagement of our principal accountant to render audit or non-audit services. However, in accordance with
Section 10A(i) of the Exchange Act, our audit committee, as a whole, approves the engagement of our principal accountant prior to the accountant rendering audit or non-audit services.

         Certain rules of the Securities and Exchange Commission provide that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, subject, however, to a de minimus exception contained in the rules. The audit committee pre-approved all services provided by Hein & Associates LLP in 2004 and the de minimus exception was not use

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 2005                 NATURAL GAS SERVICES GROUP, INC.
                                      /s/ Stephen C.
                                      Taylor
                                      ------------------------------------------
                                      Stephen C. Taylor, President and Principal
                                      Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                     Title               Date
---------                                     -----               ----

/s/ Charles G. Curtis                        Director             March 25, 2005
-----------------------------
Charles G. Curtis

/s/ William F. Hughes, Jr.                   Director             March 25, 2005
-----------------------------
William F. Hughes, Jr.

/s/ Wallace C. Sparkman                      Director             March 25, 2005
-----------------------------
Wallace C. Sparkman

/s/ Richard L. Yadon                         Director             March 25, 2005
-----------------------------
Richard L. Yadon

/s/ Paul D. Hensley                          Director             March 25, 2005
-----------------------------
Paul D. Hensley

                               INDEX OF EXHIBITS

         The following is a list of all exhibits filed as part of this Form 10-KSB:


Exhibit No.                                Description
-----------                                -----------

   2.1 Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

   3.1            Articles  of  Incorporation,   as  amended   (Incorporated  by
                  reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

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

   4.5 Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.6            Stockholders  Agreement,  dated  January 3, 2005 among Paul D.
                  Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant's Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7,
                  2005)

                  Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.24, 10.25, and 10.26)

Exhibit No.                                Description
-----------                                -----------

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

Exhibit No.                                Description
-----------                                -----------

   10.19 Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

   10.20 Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30,
                  2004)

   10.21 Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

   10.22 Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

   10.23 Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

   10.24 Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit
                  10.1 of the Registrants form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

  *10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc.

  *10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100, 000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley

   *14.0          Code of Ethics

   *21.0          Subsidiaries

   *23.1          Consent of HEIN & ASSOCIATES LLP

Exhibit No.                                Description
-----------                                -----------

   *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *32.1          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

   *32.2          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002
--------------------
 * Filed herewith.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors
Natural Gas Services Group, Inc.


We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.




HEIN & ASSOCIATES LLP

Dallas, Texas
February 11, 2005


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                            $   685,187
   Trade accounts receivable, net of doubtful accounts of $25,000         1,998,965
   Inventory                                                              4,469,606
   Prepaid expenses and other                                               141,140
                                                                        -----------
                  Total current assets                                    7,294,898

LEASE EQUIPMENT, net of accumulated depreciation of $4,820,774           27,734,030
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,446,141     3,134,167
GOODWILL, net of accumulated amortization of $325,192                     2,589,655
PATENTS, net of accumulated amortization of $164,907                         86,457
RESTRICTED CASH                                                           2,000,000
OTHER ASSETS
                                                                            416,269
                                                                        -----------
                  Total assets                                          $43,255,476
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $ 3,728,048
   Line of credit                                                           549,856
   Accounts payable and accrued liabilities                               2,354,612
   Deferred income                                                           22,128
                                                                        -----------
                  Total current liabilities                               6,654,644

LONG-TERM DEBT, less current portion                                      9,290,209
SUBORDINATED NOTES, net of discount of $89,962                            1,449,299
DEFERRED TAX LIABILITY                                                    2,958,000
COMMITMENTS (Note 11)
STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000,000 shares authorized, no shares issued
   Common stock, 30,000,000 shares authorized, par value $0.01;
   6,104,269 shares issued and outstanding                                   61,042
   Additional paid-in capital                                            16,355,492
   Retained earnings                                                      6,486,790
                                                                        -----------
                  Total stockholders' equity                             22,903,324
                                                                        -----------
                  Total liabilities and stockholders' equity            $43,255,476
                                                                        ===========

       See accompanying notes to these consolidated financial statements.

                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
REVENUE:
   Sales, net                                      $  3,593,376    $  3,865,045
   Service and maintenance income                     1,873,905       1,773,256
   Leasing income                                    10,490,918       7,111,221
                                                   ------------    ------------
              Total revenue                          15,958,199      12,749,522

COSTS OF REVENUE:
   Cost of sales                                      2,556,573       2,859,572
   Cost of service                                    1,357,016       1,243,499
   Cost of leasing                                    3,037,906       1,953,525
                                                   ------------    ------------
              Total costs of revenue                  6,951,495       6,056,596
                                                   ------------    ------------

         GROSS PROFIT                                 9,006,704       6,692,926

OPERATING EXPENSES:
   Selling expenses                                     875,289         678,777
   General and administrative                         1,776,630       1,613,076
   Depreciation and amortization                      2,444,264       1,725,717
                                                   ------------    ------------
              Total operating expenses                5,096,183       4,017,570
                                                   ------------    ------------

INCOME FROM OPERATIONS                                3,910,521       2,675,356

OTHER INCOME (EXPENSE):
   Interest expense                                    (837,486)       (667,122)
   Other income (expense)                             1,440,912          (4,302)
                                                   ------------    ------------
              Total other income (expense)              603,426        (671,424)
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              4,513,947       2,003,932

PROVISION FOR INCOME TAXES:
   Current                                               20,000          25,000
   Deferred                                           1,119,919         671,799
                                                   ------------    ------------
              Total income tax expense                1,139,919         696,799
                                                   ------------    ------------

 NET INCOME                                           3,374,028       1,307,133

 PREFERRED DIVIDENDS                                     53,277         120,941
                                                   ------------    ------------

 NET INCOME AVAILABLE TO COMMON STOCKHOLDERS       $  3,320,751    $  1,186,192
                                                   ============    ============

 NET INCOME PER COMMON SHARE:
   Basic                                           $       0.59    $       0.24
                                                   ============    ============
   Diluted                                         $       0.52    $       0.23
                                                   ============    ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                              5,591,313       4,946,922
   Diluted                                            6,382,777       5,252,531


       See accompanying notes to these consolidated financial statements.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                              PREFERRED STOCK                  COMMON STOCK
                                        ---------------------------     ---------------------------
                                           SHARES          AMOUNT          SHARES         AMOUNT
                                        ------------    ------------    ------------   ------------
BALANCES, January 1, 2003                    381,654    $      3,817       4,857,632   $     48,576

Exercise of common stock options
 and warrants                                   --              --           135,549          1,355

Conversion of preferred stock to
 common stock                                (38,000)           (380)         38,000            380

Dividends on preferred stock                    --              --              --             --

Net income                                      --              --              --             --
                                        ------------    ------------    ------------   ------------
BALANCES, January 1, 2004                    343,654           3,437       5,031,181         50,311

Exercise of common stock options
and warrants                                    --              --            79,860            798

Conversion of preferred stock to
common stock                                (343,654)         (3,437)        343,654          3,437

Transaction costs of private placement
 of common stock                                --              --              --             --

Issuance of common stock                        --              --           649,574          6,496

Dividends on preferred stock                    --              --              --             --

Net income                                      --              --              --             --
                                        ------------    ------------    ------------   ------------

BALANCES, December 31, 2004                     --              --      $  6,104,269   $     61,042
                                        ============    ============    ============   ============

                                         ADDITIONAL                        TOTAL
                                          PAID-IN         RETAINED      STOCKHOLDERS'
                                          CAPITAL         EARNINGS         EQUITY
                                        ------------    ------------    ------------

BALANCES, January 1, 2003               $ 10,968,733    $  1,979,847    $ 13,000,973

Exercise of common stock options
 and warrants                                236,642            --           237,997

Conversion of preferred stock to
 common stock                                   --              --              --

Dividends on preferred stock                    --          (120,941)       (120,941)

Net income                                      --         1,307,133       1,307,133
                                        ------------    ------------    ------------
BALANCES, January 1, 2004                 11,205,375       3,166,039      14,425,162

Exercise of common stock options
and warrants                                 245,651            --           246,449

Conversion of preferred stock to
common stock                                    --              --              --

Transaction costs of private placement
 of common stock                             (39,038)           --           (39,038)

Issuance of common stock                   4,943,504            --         4,950,000

Dividends on preferred stock                    --           (53,277)        (53,277)

Net income                                      --         3,374,028       3,374,028
                                        ------------    ------------    ------------

BALANCES, December 31, 2004             $ 16,355,492    $  6,486,790    $ 22,903,324
                                        ============    ============    ============

       See accompanying notes to these consolidated financial statements.


                NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                         2004              2003
                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    3,374,028    $    1,307,133
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      2,444,264         1,725,717
     Deferred taxes                                                     1,119,919           671,799
     Amortization of debt issuance costs                                   64,956            64,956
     Loss on disposal of assets                                            71,341            18,615
     Changes in current assets:
         Trade and other receivables                                   (1,182,369)         (391,498)
         Inventory                                                     (1,915,367)       (1,078,445)
         Prepaid expenses and other                                       (34,110)           66,272
     Changes in current liabilities:
         Accounts payable and accrued liabilities                       1,283,960           542,790
         Deferred income                                                 (185,087)          173,678
     Other changes                                                       (344,341)          (76,597)
                                                                   --------------    --------------
             Net cash provided by operating activities                  4,697,194         3,024,420

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (11,595,811)       (7,881,720)
   Proceeds from sale of property and equipment                            50,123           119,500
   Increase in restricted cash                                         (2,000,000)             --
   Distribution from equity method investment                                --             107,774
   Decrease in lease receivable                                              --             210,512
                                                                   --------------    --------------
             Net cash used in investing activities                    (13,545,688)       (7,443,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from lines of credit                                      549,856           300,000
   Proceeds from long-term debt                                         6,592,012         3,478,568
   Repayments of long-term debt                                        (2,588,522)       (2,013,546)
   Repayment of line of credit                                           (300,000)             --
   Dividends on preferred stock                                           (53,277)         (120,941)
   Proceeds from sale of stock and exercise of stock options and
   warrants, net of transaction costs                                   5,157,410           237,997
                                                                   --------------    --------------
             Net cash provided by financing activities                  9,357,479         1,882,078

NET CHANGE IN CASH                                                        508,985        (2,537,436)

CASH, beginning of year                                                   176,202         2,713,638
                                                                   --------------    --------------

CASH, end of year                                                  $      685,187    $      176,202
                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                   $      775,429    $      667,122
                                                                   ==============    ==============
   Income taxes paid                                               $       31,300    $       35,292
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

     During  2003,   NGSG  conducted  its   operations   through  the  following
     wholly-owned subsidiaries:

     |X| Rotary Gas Systems, Inc. ("RGS") (a Texas corporation) was engaged in the manufacturing and distribution of natural gas compressor packages for use in the petroleum industry and natural gas flare stacks and ignition systems for use in oilfield, refinery, petrochemical plant, and landfill applications in New Mexico, California and Texas.
     |X| NGE Leasing, Inc. ("NGE") (a Texas corporation) was engaged in leasing natural gas compressor packages to entities in the petroleum industry and irrigation motor units to entities in the agricultural industry. NGE's leasing income is concentrated in New Mexico, California and Texas.
     |X| Great Lakes Compression, Inc., ("GLC") (a Colorado corporation) was formed in March 2001 and acquired the assets and certain operations of a business that fabricates, leases, and services natural gas compressors to producers of oil and natural gas, primarily in Michigan.

     Effective January 1, 2004, RGS, GLC and NGE were merged into NGSG.

     Cash Equivalents
     ----------------
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Restricted Cash
     ---------------
     The Company has a Certificate of Deposit for $2 million which is used to secure certain promissory notes issued in the aggregate principal amount of $3 million maturing three years from the date of closing of the acquisition of Screw Compression Systems, Inc. ("SCS") at January 3, 2005 and secured by a letter of credit in the face amount of $2 million.

     Accounts Receivable
     -------------------
     The Company's trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms and operating leases for the use of the Company's compressors. The receivables are not collateralized except as provided for under lease agreements. However, the Company requires deposits of as much as 50% for large custom contracts. The Company extends credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions. Management believes the allowance for doubtful accounts for trade receivables of $25,000 at December 31, 2004 is adequate.

     Inventory
     ---------
     Inventory is valued at the lower of cost or market. The cost of inventories is determined by the weighted average method. At December 31, 2004, inventory consisted of the following:

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Raw materials              $3,033,726
                      Work in process             1,435,880
                                                 ----------
                                                 $4,469,606
                                                 ==========

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

     Patents
     -------
     The Company has patents for a flare tip ignition device and flare tip burner pilot. The costs of the patents are being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired. Amortization expense for patents of $27,484 was recognized for each of the years ended December 31, 2004 and 2003. Amortization expense for each of the next four years is expected to be $27,484 per year.

     Goodwill
     --------
     Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in two acquisitions. Goodwill was being amortized on a straight-line basis over 20 years, but the Company ceased amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards ("FAS") No. 142.

     FAS 142 requires that goodwill be tested for impairment at least annually. The Company completed its most recent test for goodwill impairment as of June, 2004, at which time no impairment was indicated.

     Long-Lived Assets
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets, other than goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 2004.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred. Total advertising expense was $37,644 in 2004 and $46,337 in 2003.

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Financial Instruments
     ---------------------
     Management believes that generally the fair value of the Company's notes payable at December 31, 2004 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

     Revenue Recognition
     -------------------
     Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuilt compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor service and retrofitting services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental and lease revenue is recognized over the terms of the respective lease agreements based upon the classification of the lease. Deferred income represents payments received before a product is shipped.

     Per Share Data
     --------------
     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. In 2003 anti-dilutive shares related to common stock options and warrants and convertible preferred stock totaled 2,156,154. There was no anti-dilutive effect in 2004 since all preferred shares were converted to common shares in 2004.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
     Numerator:
       Net income                                        $3,374,028   $1,307,133

       Less preferred dividends                              53,277      120,941
                                                         ----------   ----------

       Net income available to common stockholders        3,320,751    1,186,192
                                                         ==========   ==========

     Denominator for basic net income per share:
       Weighted average common shares outstanding         5,591,313    4,946,922
                                                         ==========   ==========

     Denominator for diluted net income per share:
       Weighted average common shares outstanding         5,591,313    4,946,922
       Dilutive effect of stock options and warrants       791,464      305,609
                                                         ----------   ----------
          Diluted weighted average shares                 6,382,777    5,252,531
                                                         ==========   ==========

     Net income per share:
       Basic                                             $     0.59   $     0.24
       Diluted                                           $     0.52   $     0.23


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

     FAS No.  123,  Accounting  for  Stock-Based  Compensation  as  amended  for transition  and disclosure by FAS No. 148,  requires  disclosures as if the
     Company had applied the fair value  method to employee  awards  rather than the  intrinsic  value  method.  The fair  value of  stock-based  awards  to employees is calculated  through the use of option  pricing  models,  which were  developed  for use in  estimating  the fair value of traded  options, which have no vesting restrictions and are fully transferable. These models
     also  require   subjective   assumptions,   including  future  stock  price
     volatility  and  expected  time  to  exercise,  which  greatly  affect  the calculated  values.  The Company's fair value  calculations for awards from stock  option  plans in 2003 and 2004  were made  using  the  Black-Scholes option  pricing  model with the  following  weighted  average  assumptions:
     expected term, ten years from the date of grant; stock price volatility 44%
     in 2004 and 2003; risk free interest rate of 5.25% in 2004 and 4.0% in 2003 and no dividends  during the  expected  term as the Company does not have a history of paying cash dividends on common stock.

     If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income and net income per share, basic and diluted, would have been as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                         2004             2003
                                                                    -------------    -------------
    Net income                                                      $   3,374,028    $   1,307,133
    Less preferred dividends                                               53,277          120,941
                                                                    -------------    -------------
    Net income available to common stockholders                         3,320,751        1,186,192
Deduct: Total stock-based employee compensation expense
    determined under air value method for all awards (net of tax)         (38,000)         (39,000)
                                                                    -------------    -------------
Net income, pro forma                                               $   3,282,751    $   1,147,192
                                                                    -------------    -------------
Net income per share:
Basic, as reported                                                  $        0.59    $        0.24
                                                                    =============    =============
Basic, pro forma                                                    $        0.59    $        0.23
                                                                    =============    =============
Diluted, as reported                                                $        0.52    $        0.23
                                                                    =============    =============
Diluted, pro forma                                                  $        0.51    $        0.21
                                                                    =============    =============
Weighted average fair value of options granted during the year      $        4.75    $        3.35
                                                                    =============    =============

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Description of Leasing Arrangements
     -----------------------------------
     The Company's leasing operations principally consist of the leasing of natural gas compressor packages and flare stacks. The leases are classified as operating leases. See Note 4.

     Income Taxes
     ------------
     The Company files a consolidated tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     On December 16, 2004,  the FASB  published  FASB Statement No. 123 (revised
     2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following at December 31, 2004:

     Land and building                                              $ 1,345,740
     Leasehold improvements                                             207,596
     Office equipment and furniture                                     199,860
     Software                                                           143,420
     Machinery and equipment                                            507,010
     Vehicles                                                         2,176,682
     Less accumulated depreciation                                   (1,446,141)
                                                                    -----------
                                                                    $ 3,134,167
                                                                    ===========

     Depreciation expense for property and equipment and the leased compressors described in Note 4 was $2,410,780 and $1,681,232 for the years ended December 31, 2004 and 2003, respectively.

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   ACQUISITIONS
     ------------

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

     The stockholders of SCS will receive, in proportionate shares (based on their stock ownership of SCS), total consideration consisting of:

          o    $8 million in cash;
          o promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and
          o 609,576 shares of Natural Gas Services common stock. All of the shares, upon issuance, will be "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and will bear a legend to that effect.

     This transaction was completed January 3, 2005 and Natural Gas Services Group Inc will begin reporting combined financial information with SCS in January 2005.

4.   LEASING ACTIVITY
     ----------------

     The Company leases natural gas compressor packages to entities in the petroleum industry. The Company's cost and accumulated depreciation for the leased compressors as of December 31, 2004 was $27,734,030 and $4,820,774, respectively. These leases are classified as operating leases and generally have original lease terms of six months to five years and continue on a month-to-month basis thereafter. Future minimum lease payments for leases not on a month-to-month basis at December 31, 2004 are as follows:



           Year Ended December 31,
                   2005                                   $   3,292,164
                   2006                                         855,845
                   2007                                         341,955
                   2008                                         178,723
                                                          -------------
                  Total                                   $   4,668,687
                                                          =============


               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LINE OF CREDIT
     --------------

     The Company has a line of credit with a financial  institution  that allows for borrowings up to $750,000, bears interest at the prime rate plus 1% and requires  monthly  interest  payments with principal due at maturity on May
     15, 2005. The line of credit is  collateralized by substantially all of the assets  of  the  Company.  At  December  31,  2004,  there  was a  $549,856 outstanding balance on this line of credit.

     The Company entered into a new Line of Credit on January 3, 2005 with the same financial institution which allows for borrowings up to $2,000,000, bears interest at the prime rate plus 1% and requires monthly interest payments with principal due at maturity on January 1, 2006. The line of credit is collateralized by substantially all of the assets of the Company.
     At December 31, 2004, there was no outstanding balance on this line of credit.

     The line of credit and first three notes listed in Note 6 below are with the same bank and include certain covenants, the most restrictive of which require the Company to maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth. The Company was in compliance with all covenants at December 31, 2004.


6.   LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 2004 consisted of the following:
     Note payable to a bank,  interest at bank's prime rate plus 1.0% but not less than 5.25% (6.25% at December 31, 2004), monthly
       payments of principal of $170,801 plus interest until maturity on September 15, 2007. The note is collateralized by substantially
       all of the assets of the Company. See Note 5 regarding loan covenants    $  5,300,696

     Note payable to a bank, interest at bank's prime rate plus 1% but not less than 5.25% (6.25% at December 31, 2004). This is an
       advance line of credit note for $10,000,000. Interest is payable monthly. Principal is due in 60 consecutive payments beginning
       December 15, 2004 until November 15, 2009. The note is
       collateralized by substantially all of the assets of the Company
       See Note 5 regarding loan covenants                                         7,133,333

     Note payable to a bank, interest at 7%, monthly payments of principal and interest totaling $2,614 until maturity in September
       2010, collateralized by a building                                            182,025

     Various  notes payable to a bank, interest rates ranging from prime
       plus 1% (6.25% at December 31, 2004) to 7.50%                                 176,946

     Capital lease                                                                    13,141

     Other notes payable for vehicles, various terms                                 212,116
                                                                                ------------
     Total                                                                        13,018,257
     Less current portion                                                         (3,728,048)
                                                                                ------------
                                                                                $  9,290,209
                                                                                ============

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows:

                   2005                             $   3,728,048
                   2006                                 3,615,172
                   2007                                 2,667,228
                   2008                                 1,438,053
                   2009                                 1,439,370
                Thereafter                                130,386
                                                    -------------
                                                    $  13,018,257
                                                    =============

7.   SUBORDINATED NOTES
     ------------------

     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. The balance of the subordinated debt, net of unamortized discount of $89,962, is $1,449,299 at December 31, 2004. Each unit consists of a $25,000 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company's common stock at $3.25 per share. Interest only is payable annually, with all principal due at maturity. Warrants to purchase 61,570 shares were also granted on the same terms to a placement agent in connection with the offering. Certain stockholders, officers and directors purchased units in the subordinated debt offering, (totaling $259,261 in notes and warrants representing 103,704 shares) on the same terms and conditions as non-affiliated purchasers in the offering. As of December 31, 2004, warrants were outstanding from the offering for the purchase of a total of 548,175 shares.

8.   INCOME TAXES
     ------------

      The provision for income taxes consists of the following:

                                                            2004         2003
                                                         ----------   ----------
     Current provision:
         Federal                                         $     --     $     --
         State                                               20,000       25,000
                                                         ----------   ----------
                                                             20,000       25,000
     Deferred provision:
         Federal                                          1,028,538      592,799
         State                                               91,381       79,000
                                                         ----------   ----------
                                                          1,119,919      671,799
                                                         ----------   ----------

                                                         $1,139,919   $  696,799
                                                         ==========   ==========

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows:

                                                        2004           2003
                                                     -----------    -----------
     Deferred income tax assets:
         Net operating loss                          $ 2,669,000    $   727,000
         Other                                             7,000          5,000
                                                     -----------    -----------

               Total deferred income tax assets        2,676,000        732,000
                                                     ===========    ===========
     Deferred income tax liabilities:
         Property and equipment                       (5,483,000)    (2,410,000)
         Goodwill and other intangible assets           (142,000)      (154,000)
         Other                                            (9,000)       (11,000)
                                                     -----------    -----------

               Total deferred income tax liabilities  (5,634,000)    (2,575,000)
                                                     -----------    -----------

               Net deferred income tax liabilities    (2,958,000)   $(1,843,000)
                                                     ===========    ===========

     The effective tax rate differs from the statutory rate as follows:

                                                        2004           2003
                                                     --------------------------
     Statutory rate                                          34%            34%
     State and local taxes                                    3%             5%
     Nontaxable life insurance proceeds                    (12)%           --
     Other                                                  --             (4)%
                                                     --------------------------
     Effective rate                                         25%            35%
                                                     ==========================

     At December 31, 2004, the Company had available federal net operating loss ("NOL") carryforwards of approximately $7,200,000, which may be used to reduce future taxable income and expire in 2020 through 2024. The company also had alternative minimum tax NOL carryforwards of approximately $5,000,000. The company has also accumulated charitable contribution carryforwards of $9,000.

9.   STOCKHOLDERS' EQUITY
     --------------------

     Initial Public Offering
     -----------------------
     In October, 2002, the Company closed an initial public offering in which it sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for a total of $7,875,000. Costs and commissions associated with the offering totaled $1,345,830. The warrants are exercisable anytime through October 21, 2006 at $6.25 per share. In connection with this offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants at $0.3125 per share. The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share. The underwriter's options expire in October 2007 and include a cashless exercise provision utilizing the Company's common stock.

     Conversion
     ----------
     The Company may redeem the warrants upon 30 days' prior written notice at a price of $.25 per warrant if the closing price of our common stock equals or exceeds $10.9375 for 20 consecutive trading days.

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Warrants
     --------
     In April 2002 and March 2001, five-year warrants to purchase 16,472 shares of common stock at $3.25 per share and 68,524 shares at $2.50 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. These warrants were immediately exercisable and were recorded at their estimated fair values of $42,025 in 2002 and $23,137 in 2001. All of these warrants remained outstanding as of December 31, 2004.

     Preferred Stock
     ---------------
     The Company has a total of 5,000,000 authorized preferred shares, with rights and preferences as designated by the Board of Directors. The Company had a private placement of Series A shares in 2001 and 2002. In connection with the offering, the underwriter received warrants to purchase 38,165 shares of common stock at $3.25 per share through December 1, 2006. The Series A shares had a cumulative annual dividend rate of 10%, when and if declared by the Board of Directors payable thirty days after the end of each quarter. Holders were entitled to one vote per share and the Series A shares were convertible into common stock initially at a price of $3.25 per share, subject to adjustment based on the market price and various other contingencies. In addition, Series A shares automatically converted to common stock on a one-for-one basis when the Company's common stock traded on a public exchange at a price of $6.50 per share or greater for twenty consecutive days. The Series A shares had a liquidation preference of $3.25 per share plus accrued and unpaid dividends over common stock.

     In 2003, 38,000 Series A shares were converted to common stock. Total Series A shares outstanding at December 31, 2003 were 343,654.

     In accordance with the provisions of the Convertible Series A Preferred Stock, on March 26, 2004 each share of Preferred Stock automatically converted to one share of Common Stock. The conversion occurred after the closing market price of the stock was equal to or higher than $6.50 for 20 consecutive trading days. 343,654 Preferred shares were converted at that time. Dividends payable at the conversion date were approximately $25,355.

     Common Stock Private Placement
     ------------------------------
     On July 20, 2004, the Company and CBarney Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, the Company issued and sold 649,574 shares of its common stock to CBarney at $7.69736 per share. The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. The Company received aggregate gross proceeds of $5,000,000 and net proceeds of $4,950,000.

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

     In December 2003, the Company granted a total of 12,500 non-qualified stock options to its outside directors to purchase the Company's common stock at $5.55 per share any time through December 2013. At December 31, 2004,

               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     10,000 of these options were outstanding. Also, in December 2003, options were granted to employees to purchase 15,000 shares of common stock at $5.58 per share. The employee options vest over three years and expire in December 2013.

     In August 2004, options were granted to employees to purchase 38,000 shares of common stock at $7.50 per share. The employee options vest over three years and expire in December 2014.

     The following is a summary of activity for the stock options outstanding for the years ended December 31, 2004 and 2003:

                                     DECEMBER 31, 2004      DECEMBER 31, 2003
                                    --------------------   ---------------------
                                                Weighted                Weighted
                                     Number      Average    Number       Average
                                       Of       Exercise      Of        Exercise
                                     Shares      Price      Shares        Price
                                    --------    --------   ---------    --------

Outstanding, beginning  of year       80,000    $   3.92     161,500    $   2.41

      Canceled or expired               --          --        (9,000)       3.25
      Granted                         38,000        7.50      27,500        5.57
      Exercised                      (11,000)       3.23    (100,000)       2.00
                                    --------    --------   ---------    --------

Outstanding, end of year             107,000    $   3.92     80,000     $   3.92
                                    ========    ========   ========     ========
Exercisable, end of year              46,000    $   5.06     43,000     $   3.68
                                    ========    ========   ========     ========

11.  COMMITMENTS
     -----------

     401(k) Plan
     -----------
     The Company offers a 401(k) Plan (the "401(k) Plan") to all employees that have reached the age of eighteen and have completed six months of service. The participants may contribute up to 15% of their salary. Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years. The Company contributed $60,735 and $77,538 to the 401(k) Plan in 2003 and 2004, respectively.

     Rented Facilities
     -----------------
     The facility in Bloomfield, New Mexico is an approximately 4,000 square foot building that is leased at a current rate of $2,650 per month pursuant to a lease that terminates in May 2008. Approximately 1,000 square feet are used as office space and approximately 3,000 square feet are used for shop space. The facility in Bridgeport, Texas is an approximately 4,500 square foot building that is leased at a current rate of $1,500 per month pursuant to a lease that terminates in August 2006. Approximately 4,000 square feet is used as office space and approximately 500 square feet is used as shop space. Future rental payments under these leases for the years ended December 31 are as follows:

                     2005                 $    49,800
                     2006                      43,800
                     2007                      31,800
                     2008                      13,250
                                          -----------
                                          $   138,650
                                          ===========


               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
     ------------------------------------------------

     Sales to two customers in the year ended December 31, 2004 amounted to 21% and 17% respectively of consolidated revenue. Sales to two customers in the year ended December 31, 2003 amounted to 28% and 10% respectively of consolidated revenue. No other single customer accounted for more than 10% of the Company's sales in 2003 or 2004. At December 31, 2004, two customers accounted for 12% and 10% respectively, of the Company's trade accounts receivable. The Company generally does not obtain collateral, but requires deposits of as much as 50% on large custom contracts.

13.  OTHER INCOME
     ------------

     On March 15, 2004 the  President  and C.E.O.  of the Company,  Mr. Wayne L.
     Vinson, passed away after a battle with cancer. The Company held two life insurance policies on him, one for $1,000,000 and one for $500,000, with the Company as the beneficiary. The proceeds of $1,500,000 were recorded as other income.

14.  SEGMENT INFORMATION
     -------------------

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

     The Company identifies its segments based upon major revenue sources as follows:


For the year ended December 31, 2004                (in thousands of dollars)

                                             Service &
                                 Sales      Maintenance     Leasing      Corporate        Total
                              -----------   -----------   -----------   -----------    -----------
Revenue                       $     3,593   $     1,874   $    10,491   $      --      $    15,958
Cost of Sales                       2,556         1,357         3,038          --            6,951
                              -----------   -----------   -----------   -----------    -----------
Gross Margin                  $     1,037   $       517   $     7,453   $      --      $     9,007
Operating Expenses                   --            --            --          (5,096)        (5,096)
Other Income/(Expense)               --            --            --             603            603
                              -----------   -----------   -----------   -----------    -----------
Income before Provision for   $     1,037   $       517   $     7,453   $    (4,493)   $     4,514
Income Taxes
                              ===========   ===========   ===========   ===========    ===========
*Segment Assets               $      --     $      --     $      --     $    43,255    $    43,255
                              ===========   ===========   ===========   ===========    ===========





               NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the year ended December 31, 2003                (in thousands of dollars)

                                             Service &
                                 Sales      Maintenance     Leasing      Corporate        Total
                              -----------   -----------   -----------   -----------    -----------
Revenue                       $     3,865   $     1,773   $     7,112   $      --      $    12,750
Cost of Sales                       2,860         1,243         1,954          --            6,057
                              -----------   -----------   -----------   -----------    -----------
Gross Margin                  $     1,005   $       530   $     5,158   $      --      $     6,693
Operating Expenses                   --            --            --          (4,018)        (4,018)
Other Income/(Expense)               --            --            --            (671)          (671)
                              -----------   -----------   -----------   -----------    -----------
Income before Provision for
Income Taxes                  $     1,005   $       530   $     5,158   $    (4,689)   $     2,004
                              ===========   ===========   ===========   ===========    ===========
*Segment Assets               $      --     $      --     $      --     $    28,270    $    28,270
                              ===========   ===========   ===========   ===========    ===========


     * Management does not track assets by segment.


15.  SUBSEQUENT EVENTS
     -----------------

     As described in Note 3, on January 3, 2005 the Company completed the acquisition of Screw Compression Systems, Inc ("SCS"). In connection with the acquisition of SCS, on January 3, 2005 the Company, as borrower, and SCS, as guarantor, entered into a Third Amended and Restated Loan Agreement with Western National Bank (or WNB) for the following purposes:

          o    to facilitate the purchase of SCS
          o    to refinance SCS' existing real estate debt;
          o to increase the amount of funds available for general working capital purposes;
          o    to modify our existing term loan facility; and
          o    to  reflect  the   availability  of  additional   funds  for  the
               construction of new compressor units for lease and resale.

     The Loan Agreement provides for three term loan facilities, a revolving line of credit facility and an advancing term loan facility. The three term loan facilities are evidenced by three separate notes, two of which reflect new loans in the original principal amounts of $8,000,000 and $1,415,836, respectively, and one of which reflects our existing term loan evidenced by the $7,521,109 Term Note, as modified by the Modification Agreement. All outstanding principal under the $8,000,000 note is due and payable on January 1, 2012, and all outstanding principal under the $1,415,836 note is due and payable on January 1, 2010. The $7,521,109 Term Note evidences our existing term loan facility.