Form 10KSB/A
period 2004-12-31
NATURAL GAS SERVICES GROUP INC
filed 2005-05-04
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

                           2911 South County Road 1260
                              Midland, Texas 79706
               (Address of principal executive offices) (Zip Code)

                                 (432) 563-3974
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                           Common Stock $.01 Par Value
                                (Title of Class)


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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         State issuer's revenue for its most recent fiscal year: $15,958,199

         The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 23, 2005, computed by reference to the closing price of $10.76 per share on the American Stock Exchange, was $47,676,914.

         The number of shares outstanding of each of the issuer's classes of common equity on March 23, 2005, was 6,765,764.

                       Documents Incorporated by Reference
                                      None

         Transitional Small Business Disclosure Format Yes    No X
                                                          ---   ---

                                EXPLANATORY NOTE

         Natural Gas Services Group, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 30, 2005, for the purpose of amending and restating in its entirety Item 11 and Item 13 of such Annual Report on Form 10-KSB, as set forth below. As a result of this amendment, Natural Gas Services Group, Inc. is filing as exhibits to this Amendment No. 1 on Form 10-KSB the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 on Form 10-KSB/A does not change our previously reported financial statements and other financial disclosures.

         Items included in the original Form 10-KSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-KSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth, as of March 18, 2005, the beneficial ownership of our common stock by (i) each of our directors; (ii) each of our executive officers; (iii) all of our executive officers and directors as a group; and (iv) each person known by us to beneficially own more than five percent of our common stock. Except as otherwise indicated below, each of the individuals named in the table has sole voting and investment power, or shares such powers with his spouse, with respect to the shares set forth opposite his name.

                                                                      Percent
                Name and                Shares of Common Stock      Beneficially
                Address                   Beneficially Owned           Owned
------------------------------------    ----------------------      ------------

Wallace O. Sellers                            693,159(1)               10.2%
P.O. Box 106
6539 Upper York Road
Solebury, Pennsylvania  18963-0106

Charles G. Curtis                              80,500(2)                1.2%
1 Penrose Lane
Colorado Springs, Colorado  80906

Paul D. Hensley                               426,829                   6.3%
3005 N. 15th Street
Broken Arrow, Oklahoma  74012

William F. Hughes                             247,000(3)                3.6%
42921 Normandy Lane
Lancaster, California  93536

Wallace C. Sparkman                           167,691(4)                2.5%
4906 Oakwood Court
Midland, Texas  79707

Gene A Strasheim                                8,500(5)                 *
165 Huntington Place
Colorado Springs, Colorado  80906

Richard L. Yadon                              299,183(6)                4.4%
P.O. Box 8715
Midland, Texas  79708-8715

Ron L. Bingham                                  6,000(7)                 *
P.O. Box 945
Lewiston, Michigan  49756

W. Randy Larkin                                12,000(8)                 *
5609 Heartland
Midland, Texas  79707

S. Craig Rogers                                14,250(9)                 *
14732 Bluestem Ave
Gardendale, Texas  79758

Earl R. Wait                                   75,520(10)               1.1%
5102 Teakwood Trace
Midland, Texas  79707

Scott W. Sparkman                             519,467(11)               7.7%
1604 Ventura Ave
Midland, Texas  79705

Charles L. Barney                             936,274(12)              13.4%
952 Echo Lane, Suite 364
Houston, Texas 77024

RWG Investments LLC                           369,000 (13)              5.5%
5980 Wildwood Drive
Rapid City, South Dakota  57902

Babson Capital Management LLC                 651,700(14)               9.6%
One Memorial Drive
Cambridge, Massachusetts 02142-1300

All directors (and nominees) and
executive officers as a group
(12 persons)                                2,550,099 (15)             36.5%

---------------------------------------
 *       Less than one percent.
(1) Includes 196,091 shares of common stock owned by the Trust under Deed of Wallace O. Sellers, dated June 21, 1991, 196,091 shares of common stock owned by the Trust under Deed of Wallace O. Sellers, dated June 22, 1971; options to purchase 2,500 shares of common stock at $3.88 per share, options to purchase 2,500 shares of common stock at $5.55 per share, and options to purchase 2,500 shares of common stock at $9.34 per share held by Mr. Sellers; and 158,600 shares owned by Mr. Sellers' wife. The trustee of each trust is an unrelated third party. Mr. Sellers' wife is a contingent remainder beneficiary of one trust and a beneficiary during her lifetime of the other.
(2) Includes options to purchase 2,500 shares of common stock at $3.88 per share, options to purchase 2,500 shares of common stock at $5.55 per share, options to purchase 2,500 shares of common stock at $9.34 per share, and warrants to purchase 40,000 shares of common stock at $3.25 per share.
(3) Includes 180,500 shares of common stock and a warrant to purchase 60,000 shares of common stock at $3.25 per share owned by the William and Cheryl Hughes Family Trust, an option to purchase 2,500 share of common stock at $5.55, and an option to purchase 2,500 shares of common stock at $9.34.
(4) Includes 105,691 shares owned by Diamente Investments, LLP, a Texas limited partnership of which Mr. Sparkman is a general and limited partner.
(5) Includes options to purchase 2,500 shares of common stock at $5.55 per share and options to purchase 2,500 shares of common stock at $9.34 per share.

(6) Includes warrants to purchase 9,365 shares of common stock at $2.50 per share, warrants to purchase 5,318 shares of common stock at $3.25 per share, options to purchase 2,500 shares of common stock at $5.55 per share and options to purchase 2,500 shares of common stock at $9.34 per share.
(7) Includes an option to purchase 6,000 shares of common stock at $5.58 per share.
(8) Includes an option to purchase 12,000 shares of common stock at $7.50 per share.
(9) Includes warrants to purchase 1,125 shares of common stock at $6.25 per share and an option to purchase 12,000 shares of common stock at $3.25 per share.
(10) Includes an option to purchase 15,000 shares of common stock at $3.25 per share.
(11) Includes an option to purchase 3,000 shares of common stock at $7.50 per share, and 475,000 shares of common stock and warrants to purchase 21,467 shares of common stock at $2.50 per share owned by Diamond S DGT, a trust of which Mr. Sparkman is a co-trustee and co-beneficiary with his sister.
(12) Based on Amendment No. 1 to Schedule 13D filed with the SEC on March 22, 2005, Charles L. Barney, the sole indirect owner of CBarney Investments, Ltd. and Mark X Energy Company, reported beneficial ownership of 707,974 shares of common stock and warrants to purchase 228,300 shares of common stock. Mr. Barney reported shared voting and dispositive power with (i) CBarney Investments, Ltd. with respect to the 600,674 shares and warrants its owns and (ii) Mark X Energy Company with respect to the 335,600 shares and warrants it owns, due to his ownership control of those entities.
(13) Includes a warrant to purchase 15,000 shares of common stock at $6.25 per share, 245,000 shares of common stock owned by RWG Investments LLC, and 82,000 shares of common stock owned by G Five Development LLC. RWG Investments LLC is a limited liability company owned solely by Roland
         W. Gentner. G Five Development LLC is a limited liability company, the beneficial owners of which are Roland W. Gentner, his spouse, and his three sons.
(14) As reported in Schedule 13G filed with the SEC on February 8, 2005, Babson Capital Management LLC, in its capacity as investment adviser, may be deemed the beneficial owner of such shares which are owned by investment advisory client(s). Babson Capital reported sole voting power with respect to 641,400 shares; shared voting power with respect to 10,300 shares; and sole dispositive power with respect to 651,700 shares.
(15) Includes options to purchase 78,000 shares of common stock and warrants to purchase 137,275 shares of common stock.

Item 13. EXHIBITS

         The following is a list of all exhibits filed as part of this Form 10-KSB/A:

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

   4.5 Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.6 Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant's From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7,
                           2005)

                           Executive   Compensation   Plans   and   Arrangements
                           (Exhibits 10.1, 10.24, 10.25 and 10.26)

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

   10.21 Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

    10.22 Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

   10.23 Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

   10.24 Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7,
                           2005)

   10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   14.0                    Code of Ethics  (Incorporated by reference to Exhibit
                           14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   21.0                    Subsidiaries  (Incorporated  by  reference to Exhibit
                           21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   23.1 Consent of Hein & Associates LLP (Incorporated by reference to Exhibit 23.1 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

  *31.1                    Certification of Chief Executive  Officer required by
                           Section 302 of the Sarbanes-Oxley Act of 2002

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

-------------------
 * Filed herewith.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  May 3, 2005                           NATURAL GAS SERVICES GROUP, INC.



                                             By: /s/ Stephen C. Taylor
                                                --------------------------------
                                                Stephen C. Taylor, President and
                                                Principal Executive Officer




                                             By: /s/ Earl R.Wait
                                                --------------------------------
                                                Earl R. Wait, Chief Financial
                                                Officer

                                  EXHIBIT INDEX


         The following is a list of all exhibits filed as part of this Form 10-KSB/A:

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

   4.5 Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

   4.6 Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant's From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7,
                           2005)

                           Executive   Compensation   Plans   and   Arrangements
                           (Exhibits 10.1, 10.24, 10.25 and 10.26)

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

   10.21 Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

    10.22 Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

   10.23 Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

   10.24 Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7,
                           2005)

   10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   14.0                    Code of Ethics  (Incorporated by reference to Exhibit
                           14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   21.0                    Subsidiaries  (Incorporated  by  reference to Exhibit
                           21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   23.1 Consent of Hein & Associates LLP (Incorporated by reference to Exhibit 23.1 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

  *31.1                    Certification of Chief Executive  Officer required by
                           Section 302 of the Sarbanes-Oxley Act of 2002

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

-------------------
 * Filed herewith.