Form 10QSB
period 2005-03-31
NATURAL GAS SERVICES GROUP INC
filed 2005-05-16
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from to________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                                Outstanding at
          Class                                                   May 16, 2005

Common Stock, $.01 par value                                        6,782,764

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

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


Unaudited Consolidated Income Statements..................................Page 2


Unaudited Consolidated Statements of Cash Flows...........................Page 3


Notes to Unaudited Consolidated Financial Statements......................Page 4


Item 2.  Management's Discussion and Analysis or Plan of Operation........Page 7
-------

Item 3.  Control and Procedures..........................................Page 10
-------

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................Page 11
-------

Item 6.  Exhibits........................................................Page 11
-------

Signatures...............................................................Page 17

                        Natural Gas Services Group, Inc.
                      Condensed Consolidated Balance Sheet
                                   (unaudited)
                                 March 31, 2005

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $ 1,370,843
   Accounts receivable - trade, net of allowance                       3,494,876
   Inventory                                                          10,620,317
   Prepaid expenses                                                      218,955
                                                                     -----------
              Total current assets                                    15,704,991

Lease equipment, net of accumulated depreciation                      31,150,928
Other property, plant and equipment, net of depreciation               6,421,495
Goodwill, net of accumulated amortization                              8,124,216
Intangible, net of accumulated amortization                            4,219,767
Restricted cash                                                        2,000,000
Other assets                                                             137,403
                                                                     -----------
             Total Assets                                            $67,758,800
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt                                 $ 5,399,056
   Bank line of credit                                                    18,087
   Accounts payable and accrued liabilities                            5,429,194
   Unearned Income                                                       731,673
                                                                     -----------
         Total current liabilities                                    11,578,010

Long term debt, less current portion                                  18,998,407
Subordinated notes, net of discount                                    4,465,538
Deferred income tax payable                                            3,485,610
                                                                     -----------
              Total liabilities                                       38,527,565

Common Stock                                                              67,825
Paid in Capital                                                       21,778,261
Retained Earnings                                                      7,385,149
                                                                     -----------
               Shareholders' Equity                                   29,231,235
                                                                     -----------
              Total Liabilities and Shareholders' Equity             $67,758,800
                                                                     ===========



See accompanying notes to these condensed consolidated financial statements.

                        Natural Gas Services Group, Inc.
                    Condensed Consolidated Income Statements
                                   (unaudited)
                                                   Three months ended March 31,
                                                       2005            2004
                                                   ------------    ------------
Revenue:
   Sales                                           $  7,146,137    $    889,965
   Service and maintenance income                       463,781         423,602
   Leasing income                                     3,431,317       2,254,784
                                                   ------------    ------------
                                                     11,041,235       3,568,351
                                                   ------------    ------------
Cost of revenue:
   Cost of sales                                      5,622,167         646,394
   Cost of service and maintenance                      290,099         336,250
   Cost of leasing                                    1,207,758         568,409
                                                   ------------    ------------
        Total cost of revenue                         7,120,024       1,551,053
                                                   ------------    ------------
Gross Margin                                          3,921,211       2,017,298

 Operating Cost:
   Selling expense                                      229,691         177,389
   General and administrative expense                   903,800         488,260
   Amortization & depreciation                          950,815         526,685
                                                   ------------    ------------
                                                      2,084,306       1,192,334
                                                   ------------    ------------
Operating income                                      1,836,905         824,964

   Interest expense                                    (421,773)       (180,608)
   Other income                                          10,835       1,501,081
                                                   ------------    ------------
Income before income taxes                            1,425,967       2,145,437
     Income tax expense                                 527,607         251,698
                                                   ------------    ------------
Net income                                              898,360       1,893,739
   Preferred dividends                                     --            27,922
                                                   ------------    ------------
Net income available to common shareholders        $    898,360    $  1,865,817
                                                   ============    ============


         Earnings per share:
         Basic                                     $       0.13    $       0.37
         Diluted                                   $       0.11    $       0.36
         Weighted average Shares:
         Basic                                        6,728,095       5,065,327
         Diluted                                      7,827,206       5,221,441


See accompanying notes to these condensed consolidated financial statements.


                        Natural Gas Services Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                               Three Months      Three Months
                                                                                  Ended             Ended
                                                                              March 31, 2005    March 31, 2004
                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $      898,360    $    1,893,739
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  950,815           526,686
      Deferred taxes                                                                 527,610           251,698
      Amortization of debt issuance costs                                             16,239            16,239
      Gain on disposal of assets                                                     (45,846)             --
      Changes in current assets and liabilities:
      Trade and other receivables                                                  1,342,909        (1,732,493)
      Inventory and work in progress                                              (1,596,502)         (709,403)
      Prepaid expenses and other                                                     (30,672)          (53,012)
      Accounts payable and accrued liabilities                                       829,651         1,213,472
      Deferred income                                                               (226,640)         (204,104)
      Other assets                                                                   297,858             3,273
                                                                              --------------    --------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,963,782         1,206,095
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                            (4,667,716)       (2,530,447)
    Assets acquired, net of cash                                                  (7,553,965)             --
    Proceeds from sale of property and equipment                                     180,166              --
                                                                              --------------    --------------
  NET CASH USED IN INVESTING ACTIVITIES                                          (12,041,515)       (2,530,447)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank loans                                                   13,469,113         1,952,778
   Repayments of long term debt                                                   (4,014,839)         (604,143)
   Dividends paid on preferred stock                                                    --             (27,922)
   Proceeds from exercise of warrants and stock options                              309,115            23,575
                                                                              --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          9,763,389         1,344,288
                                                                              --------------    --------------
NET INCREASE IN CASH                                                                 685,656            19,936
CASH AT BEGINNING OF PERIOD                                                          685,187           176,202
                                                                              --------------    --------------
CASH AT END OF PERIOD                                                         $    1,370,843    $      196,138
                                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                           $      378,027    $      180,608
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Assets acquired for issuance of subordinated debt                        $    3,000,000
                                                                              ==============
     Assets acquired for issuance of common stock                             $    5,120,438
                                                                              ==============


See accompanying notes to these condensed consolidated financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The   accompanying   unaudited   financial   statements   present   the
consolidated  results of our company  taken from our books and  records.  In our opinion,  such information  includes all adjustments,  consisting of only normal recurring  adjustments,  which are necessary to make our  financial  position at
March 31, 2005 and the  results of our  operations  for the three  month  period ended  March 31, 2005 and 2004 not  misleading.  As  permitted  by the rules and regulations  of the Securities and Exchange  Commission  (SEC) the  accompanying financial  statements  do not  include  all  disclosures  normally  required  by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the financial statements included  in our Annual  Report on Form 10-KSB for the year ended  December  31,
2004 on file with the SEC. In our opinion, the consolidated financial statements are a fair  presentation  of the financial  position,  results of operations and cash flows for the periods presented.

         The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

(2) Stock-based Compensation

         Statement   of   Financial   Accounting   Standards   No.   123  ("SFAS
123"),"Accounting  for  Stock-Based  Compensation,"  encourages,  but  does  not require,  the adoption of a fair  value-based  method of accounting for employee stock-based  compensation  transactions.  However  we have  elected to apply the provisions  of  Accounting  Principles  Board  Opinion  No. 25  ("Opinion  25"),
"Accounting  for Stock Issued to  Employees,"  and related  interpretations,  in accounting for our employee  stock-based  compensation  plans. Under Opinion 25, compensation  cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an  employee  must pay to acquire the stock.

         Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                          Three Months Ended
                                                                              March 31,
                                                                         2005            2004
                                                                     -----------     -------------
Pro forma impact of fair value method

   Net income available to common shareholders, as reported          $   898,360     $   1,865,817
   Pro-forma stock-based compensation costs under the fair
   value method, net of related tax                                      (46,000)          (10,000)
                                                                     -----------     -------------
   Pro-forma income applicable to common shares under the
   fair-value method                                                 $   852,360     $   1,855,817
   Earnings per common share
   Basic earnings per share reported                                        0.13              0.37
   Diluted earnings per share reported                                      0.11              0.36
   Pro-forma basic earnings per share under the fair value method           0.13              0.37
   Pro-forma diluted earnings per share under the fair value method         0.11              0.36




Weighted average Black-Scholes fair value assumptions:
   Risk free rate                                                      4.0%-6.8%         4.0%-5.2%
   Expected life                                                        0-10 yrs          5-10 yrs
   Expected volatility                                                     39.0%             44.0%
   Expected dividend yield                                                  0.0%              0.0%

 (3) Acquisition

         On October 18, 2004, we entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or "SCS", and the stockholders of SCS. Under this agreement, we agreed to purchase all of the outstanding shares of capital stock of SCS for the purpose of expanding our product line, production capacity and customer base.

         SCS is a manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.

         The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), a total of $16.1 million.

         o        $8 million in cash;
         o promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and
          o 609,576 shares of Natural Gas Services common stock valued at $5.1 million. All of the shares are "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and bear a legend to that effect.

         This transaction was completed January 3, 2005 and we began reporting combined financial results for the first quarter 2005 included in this report. The total purchase price was $16.1 million and we recorded goodwill of $4,984,561 and intangibles assets of $4,218,000.

         The following table represents the combined results of operations on a proforma basis with Natural Gas Services Inc. and Screw Compression Systems, Inc. as if the acquisition had occured on January 1, 2004.

                                   (Unaudited)
                                Pro Forma Results
                        Three Months Ended March 31, 2004
   Revenue                                                      $8,900,478
   Net income                                                   $2,303,348
   Net Income per share, basic                                       $0.41
   Net income per share, diluted                                     $0.40


(4) Long Term Debt

         On Jan 3, 2005 we amended our existing loan agreement with Western Natural Bank to provide additional borrowings for the cash portion of the SCS acquisition of $8 million for 84 months and interest of 1% over the prime rate. This funding was provided by entering into a Third Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., and Screw Compression Systems, Inc., and Western National Bank.

         On March 14, 2005 we amended our existing loan agreement with Western Natural Bank to provide additional borrowings of $10 million for 60 months and interest of 1% over the prime rate. This funding will be used to invest in the growth of our rental fleet for the current year. This funding was provided by entering into a Fourth Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., and Screw Compression Systems, Inc., and Western National Bank.

         On May 1, 2005 we modified our existing loan agreement with Western National Bank to reduce the current interest rate from 1% over prime to .50% over prime and changed the current ratio calculation from 1.5 to 1.4 and this modification also allowed us to add the $2 million restricted cash item on our balance sheet to our current assets for calculating the bank covenants.

(5) Earnings per common share

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         2005          2004
                                                      -----------   -----------
Basic earnings per share
   Numerator:
     Net income                                       $   898,360   $ 1,893,739
     Less: dividends on preferred shares                     --         (27,922)
                                                      -----------   -----------
     Net income available to common shareholders      $   898,360   $ 1,865,817
                                                      ===========   ===========
   Denominator -
     Weighted average common shares outstanding         6,728,095     5,065,327
                                                      ===========   ===========
        Basic earnings per share                      $      0.13   $      0.37
                                                      ===========   ===========
Diluted earnings per share Numerator:
     Net income                                       $   898,360   $ 1,893,739
     Less: dividends on preferred shares (1)                 --         (27,922)
                                                      -----------   -----------
     Net income available to common shareholders      $   898,360   $ 1,865,817
                                                      ===========   ===========
   Denominator :
     Weighted average common shares outstanding         6,728,095     5,065,327
      Dilutive effect of common stock options
      and warrants                                      1,099,111       156,114
     Conversion of preferred shares (1)                      --            --
                                                      -----------   -----------
                                                        7,827,206     5,221,441
                                                      ===========   ===========
        Diluted earnings per share                    $      0.11   $      0.36
                                                      ===========   ===========

(1) Preferred shares were anti-dilutive for the three months ended March 31, 2004.

(6) Segment information

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

The Company identifies its segments based upon major revenue sources as follows:


For the three months ended March 31,2005               (in thousands of dollars)

                                             Service &
                                 Sales      Maintenance     Leasing      Corporate        Total
                              --------------------------------------------------------------------
Revenue                       $     7,146   $       464   $     3,431          --      $    11,041
Cost of Sales                       5,622           290         1,208          --            7,120
                              --------------------------------------------------------------------
Gross Margin                  $     1,524   $       174   $     2,223          --      $     3,921
Operating Expenses                   --            --            --           2,084          2,084
Other Income/(Expense)               --            --            --            (411)          (411)
                              --------------------------------------------------------------------
Income before Provision for
Income Taxes                  $     1,524   $       174   $     2,223   $    (2,495)   $     1,426
                              ====================================================================
*Segment Assets                      --            --            --     $    67,759    $    67,759
                              ====================================================================


For the three months ended March 31, 2004              (in thousands of dollars)

                                             Service &
                                 Sales      Maintenance     Leasing      Corporate        Total
                              --------------------------------------------------------------------
Revenue                       $       890   $       424   $     2,254          --      $     3,568
Cost of Sales                         647           336           568          --            1,551
                              --------------------------------------------------------------------
Gross Margin                  $       243   $        88   $     1,686          --      $     2,017
Operating Expenses                   --            --            --           1,192          1,192
Other Income/(Expense)               --            --            --           1,320          1,320
                              --------------------------------------------------------------------
Income before Provision for
Income Taxes                  $       243   $        88   $     1,686   $       128    $     2,145
                              ====================================================================
*Segment Assets                      --            --            --     $    32,786    $    32,786
                              ====================================================================


     * Management does not track assets by segment.

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

Critical Accounting Policies and New Accounting Pronouncements

         See our  December  31,  2004  Form  10-KSB  on file  with the SEC for a
discussion   of  our   critical   accounting   policies   and   new   accounting
pronouncements. There have been no substantive changes since that time.

Liquidity and Capital Resources

         We have funded our operations through public and private offerings of our common and preferred stock, subordinated debt, regular bank debt and cash flow. Proceeds were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

         At March 31, 2005, we had cash and cash equivalents of approximately $1,371,000, working capital of $4,127,000 and bank debt of $24,400,000 of which approximately $5,399,000 was classified as current. We had positive net cash flow from operating activities of approximately $2,964,000 during the first three months of 2005. This was primarily from net income of $898,000 plus depreciation and amortization of $951,000 an increase in deferred taxes of $528,000, an increase in accounts payable and accrued liabilities of $830,000, a decrease in accounts receivable-trade of $1,343,000, and an increase in other asset of $299,000, offset by an increase in deferred income of $226,000, and an increase in inventory of $1,597,000.

         For the three months ended March 31, 2005, we invested approximately $4,668,000 in equipment for our rental fleet and in service vehicles. We financed this activity with bank debt of approximately $3,685,000 and the remainder from operations.

         On January 3, 2005, Natural Gas Services Group, Inc. finalized and funded the Stock Purchase Agreement, with Screw Compression Systems, Inc., or "SCS", and the stockholders of SCS, dated October 18, 2004. Under this agreement, Natural Gas Services Group purchased all of the outstanding shares of capital stock of SCS.

         SCS manufacturers natural gas compressors, and maintains its principal offices located in Tulsa, Oklahoma.

         The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), a total of $16.1 million, consisting of:
         o        $8 million in cash;
         o promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million, bearing interest at the rate of four percent (4.00%) per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and
         o 609,576 shares of Natural Gas Services common stock valued at $5.1 million, based on the average of the daily closing prices of the common stock for the ninety consecutive trading days ended April 28, 2004. All of the shares issued are "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and bear a legend to that effect.

         On March 14, 2005 we amended our existing loan agreement with Western Natural Bank to provide additional borrowings of $10 million for 60 months and interest of 1.0% over the prime rate. This funding will be used to invest in the growth of our rental fleet for the current year. This funding was provided by entering into a Fourth Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., and Screw Compression Systems, Inc., and Western National Bank.

Results of Operations

Three months ended March 31, 2005, Compared to the Three months ended March 31, 2004.

         Total revenue increased from $3,568,000 to $11,041,000 or 209% for the three months ended March 31, 2005 compared to the same period ended March 31, 2004. This was mainly the result of increased leasing income and the addition of revenue from the acquisition of SCS.

         Sales revenue from outside sources increased from $890,000 to $7,146,000, or 703% for the three months ended March 31, 2005 compared to the same period ended March 31, 2004. Sales from outside sources included: (1) Compressor unit sales, (2) Flare sales, (3) Parts sales and (4) Compressor rebuilds. This increase was mainly the result of the sale of compressor units to outside third parties by SCS in the three months ended March 31, 2005 compared to the same period in 2004. SCS's outside sales were $6,756,000 for three months ended March 31, 2005.

         Service and maintenance revenue increased from $424,000 to $464,000, or 9% for the three months ended March 31, 2005 compared to the same period ended March 31, 2004.

         Leasing revenue increased from $2,255,000 to $3,431,000, or 52% for the three months ended March 31, 2005 compared to the same period ended March 31, 2004. This increase was the result of additional units added to our rental fleet and leased to third parties. The company ended the period with 661 compressor packages in its rental fleet, up from 585 units at December 31, 2004 and 444 units at March 31, 2004.

       -------------------------------------------------------------------
       Total Revenue Percentage Breakdown for Three months ended March 31,
                                      2005
       -------------------------------------------------------------------
       Sales Revenue                                         65%
       ----------------------------------- ------ ------------------------
       Service & Maintenance Revenue                          4%
       ----------------------------------- ------ ------------------------
       Leasing Revenue                                       31%
       ----------------------------------- ------ ------------------------

         The gross margin percentage decreased from 57% for the three months ended March 31, 2004, to 36% for the same period ended March 31, 2005. This decrease resulted mainly from the relative increase in compressor sales revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 65%, and compressor sales margins average 21% therefore the total margins decrease as the lower margin product sales increase.

         Selling, general and administrative expense increased from $666,000 to $1,133,000 or 70% for the three months ended March 31, 2005, as compared to the same period ended March 31, 2004. This was mainly the result of the increased expenses attributed to the SCS acquisition. The selling, general and administrative expenses for SCS for the quarter amount to 70% of the increase.

         Depreciation and amortization expense increased 81% from $527,000 to $951,000 for the three months ended March 31, 2005, compared to the same period ended March 31, 2004. This increase was the result of 217 new gas compressor rental units being added to rental equipment from March 31, 2004 to March 31, 2005.

         Other income and expense decreased approximately $1,490,000 for the three months ended March 31, 2005, compared to the same period ended March 31, 2004. This decrease was due mainly to the receipt of $1,500,000 in life insurance payable upon the death of Mr. Wayne L. Vinson, our former President and C.E.O in early 2004. His death on March 15, 2004 left the company as the beneficiary of two life insurance policies, one for $1,000,000, and one for $500,000.

         Interest expense increased 134% for the three months ended March 31, 2005 compared to the same period ended March 31, 2004, mainly due to increased loan balances financing rental equipment and the loan for acquisition of SCS.

         Provision for income tax increased $276,000 or 110%, because taxable income increased after giving effect to the non taxable life insurance proceeds received in 2004.

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

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of

1934) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

         There were no changes in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. In addition, to our knowledge there were no changes in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION



NATURAL GAS SERVICES GROUP, INC.

Item 1.  Legal Proceedings

         From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation, except for one claim made by Karifico Consultants in connection with our acquisition of Screw Compression Systems, Inc. As we have previously reported, Karifico Consultants has advised us that a finder's fee in the amount of $300,000 is owed to Karifico under terms of an agreement dated November 3, 2003 between Karifico and us. However, in reliance on a subsequent verbal amendment of the agreement, we tendered payment in the amount of $150,000 in full satisfaction of Karifico's claim under the November 3, 2003 agreement. Karifico disputes that its claims have been fully satisfied.

Item 6.  Exhibits

         The following exhibits are filed herewith or incorporated herein by reference, as indicated:

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

   10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit
                  10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   10.27 Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7,
                  2005)

   10.28 Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

   10.29 Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

   10.30 Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

   10.31 Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

    10.32 First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant's Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)


   14.0 Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   21.0 Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)


   *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

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


NATURAL GAS SERVICES GROUP, INC.


By:  /s/ Stephen Taylor
    -----------------------------
    Stephen Taylor
    President and Chief Executive
    Officer

By:  /s/ Earl R. Wait
   ------------------------------
   Earl R. Wait
   Chief Financial Officer
   And Treasurer

May 16, 2005

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

   10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit
                  10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   10.27 Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7,
                  2005)

   10.28 Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

   10.29 Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

   10.30 Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

   10.31 Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

    10.32 First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant's Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)


   14.0 Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   21.0 Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

   *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

   *32.1          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

   *32.2          Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002


-------------------------
 * Filed herewith.