Form 10KSB/A
period 2004-12-31
NATURAL GAS SERVICES GROUP INC
filed 2005-07-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 2)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenue for its most recent fiscal year: $15,958,199

         The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 23, 2005, computed by reference to the closing price of $10.76 per share on the American Stock Exchange, was $47,676,914.

         The number of shares outstanding of each of the issuer's classes of common equity on March 23, 2005, was 6,765,764.

                       Documents Incorporated by Reference
                                      None

           Transitional Small Business Disclosure Format Yes    No X
                                                            ---   ---
================================================================================

                                EXPLANATORY NOTE

         We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of March 30, 2005, the filing date of our original Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As a result of this amendment, Natural Gas Services Group, Inc. is filing as exhibits to this Amendment No. 2 on Form 10-KSB the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 2 on Form 10-KSB/A does not change our previously reported financial statements and other financial disclosures.

         Items included in the original Form 10-KSB, as amended by Amendment No. 1 to Form 10-KSB filed with the Securities and Exchange Commission on May 4, 2005, that are not included herein are not amended and remain in effect as of the date of the original filing, as amended by Amendment No. 1. Additionally, this Form 10-KSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing, as amended by Amendment No. 1.

Item 8A.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of certain members of Natural Gas' management, the chief executive officer and the chief financial officer evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of Natural Gas Services Group, Inc. as of December 31, 2004. Based on this evaluation, the chief executive officer and chief financial officer concluded that Natural Gas' disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified in the Commission's rules and forms.

         There were no changes in Natural Gas' internal controls during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect Natural Gas' internal controls over financial reporting. In addition, to the knowledge of the chief executive officer and chief financial officer there were no changes in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation made by the chief executive officer and chief financial officer.

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


-----------------------------
 * Filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  July 6, 2005                          NATURAL GAS SERVICES GROUP, INC.



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


-----------------------------
 * Filed herewith.