Form 10QSB/A
period 2005-03-31
NATURAL GAS SERVICES GROUP INC
filed 2005-07-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-QSB/A


                                 Amendment No. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Class                              Outstanding at May 16, 2005

         Common Stock, $.01 par value                         6,782,764


         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of May 16, 2005, the filing date of our original Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005. As a result of this amendment, Natural Gas Services Group, Inc. is filing as exhibits to this Amendment No. 1 on Form 10-QSB/A the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 on Form 10-QSB/A does not change our previously reported financial statements and other financial disclosures.

         Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-QSB/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing.

Item 3.  Controls and Procedures


(a)      Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of certain members of Natural Gas' management, the chief executive officer and the chief financial officer evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of Natural Gas Services Group, Inc. as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, Natural Gas' disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified n the Commission's rules and forms.

(b)      Changes in internal controls.

         There were no changes in Natural Gas' internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect Natural Gas' internal controls over financial reporting. In addition, to the knowledge of the chief executive officer and chief financial officer there were no changes in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation made by the chief executive officer and chief financial officer.

                           PART II - OTHER INFORMATION



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

    10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit
                  10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

    10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

    10.27 Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7,
                  2005)

    10.28 Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

    10.29 Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

    10.30 Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

    10.31 Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

    10.32 First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

    14.0 Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

    21.0 Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)


    *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

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


                                        NATURAL GAS SERVICES GROUP, INC.


                                        By: /s/ Stephen C. Taylor
                                           -------------------------------------
                                           Stephen C. Taylor
                                           President and Chief Executive Officer

                                        By:  /s/ Earl R. Wait
                                           -------------------------------------
                                           Earl R. Wait
                                           Chief Financial Officer and Treasurer

                                        July 6, 2005

                                INDEX TO EXHIBITS



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

    10.25 Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit
                  10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

    10.26 Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

    10.27 Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7,
                  2005)

    10.28 Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

    10.29 Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

    10.30 Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

    10.31 Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

    10.32 First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

    14.0 Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

    21.0 Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)


    *31.1 Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

    *31.2 Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

    *32.1         Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002

    *32.2         Certification  required by Section  906 of the  Sarbanes-Oxley
                  Act of 2002
-----------------------------
 * Filed herewith.