Form 10QSB
period 2005-06-30
NATURAL GAS SERVICES GROUP INC
filed 2005-08-12
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	75-2811855 (I.R.S. Employer Identification No.)
2911 SCR 1260
Midland, Texas 79706
(Address of principal executive offices)
(432) 563-3974
(Issuer’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2005

Common Stock, $.01 par value	7,095,064
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheet	Page 1

Unaudited Consolidated Income Statements	Page 2

Unaudited Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Consolidated Financial Statements	Page 4

Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 9

Item 3. Control and Procedures	Page 13

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	Page 14

Item 4. Submission of Matters to a Vote of Security Holders	Page 14

Item 6. Exhibits	Page 15

Signatures	Page 19
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Required by Section 906
Certification Required by Section 906

Natural Gas Services Group, Inc.
Consolidated Balance Sheet
(unaudited)
June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$827,612
Accounts receivable – trade, net of allowance	5,029,886
Inventory	11,564,510
Prepaid expenses	339,302

Total current assets	17,761,310

Lease equipment, net of accumulated depreciation	34,323,293
Other property, plant and equipment, net of depreciation	6,747,549
Goodwill, net of accumulated amortization	8,136,310
Intangibles, net of accumulated amortization	4,141,013
Restricted cash	2,000,000
Other assets	139,225

Total Assets	$73,248,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$7,604,883
Bank line of credit	—
Accounts payable and accrued liabilities	6,028,766
Unearned Income	567,333

Total current liabilities	14,200,982

Long term debt, less current portion	19,507,182
Subordinated notes, net of discount	4,456,777
Deferred income tax payable	4,051,660

Total liabilities	42,216,601

Common Stock	68,994
Paid in Capital	22,507,717
Retained Earnings	8,455,388

Shareholders’ Equity	31,032,099

Total Liabilities and Shareholders’ Equity	$73,248,700

     See accompanying notes to these consolidated financial statements.

Natural Gas Services Group, Inc.
Consolidated Income Statements
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Sales	$7,440,360	$852,255	$14,586,497	$1,742,220
Service and maintenance income	696,133	510,120	1,159,914	933,722
Leasing income	3,894,546	2,419,690	7,325,863	4,674,474

	12,031,039	3,782,065	23,072,274	7,350,416

Cost of revenue:
Cost of sales	5,577,018	601,275	11,199,185	1,247,669
Cost of service and maintenance	513,334	355,605	803,433	691,855
Cost of leasing	1,549,352	762,051	2,757,110	1,330,460

Total Cost of Revenue	7,639,704	1,718,931	14,759,728	3,269,984

Gross Margin	4,391,335	2,063,134	8,312,546	4,080,432

Operating Cost:
Selling expense	252,230	225,221	481,921	402,610
General and administrative expense	939,708	454,966	1,843,508	943,225
Depreciation and amortization	999,102	582,349	1,949,917	1,109,034

	2,191,040	1,262,536	4,275,346	2,454,869

Operating income	2,200,295	800,598	4,037,200	1,625,563

Interest expense	(509,067)	(193,943)	(930,840)	(374,551)
Other income (expense)	7,564	(7,057)	18,399	1,494,023

Income before income taxes	1,698,792	599,598	3,124,759	2,745,035
Provision for income tax	628,553	233,843	1,156,160	485,541

Net income	1,070,239	365,755	1,968,599	2,259,494
Preferred dividends	—	25,355	—	53,277

Net income available to common shareholders	$1,070,239	$340,400	$1,968,599	$2,206,217

Earnings per share:
Basic	$0.16	$0.06	$0.29	$0.42
Diluted	$0.13	$0.06	$0.25	$0.39
Weighted average Shares:
Basic	6,899,664	5,396,527	6,807,466	5,230,927
Diluted	8,049,091	5,611,115	7,931,735	5,598,747
     See accompanying notes to these consolidated financial statements.

Natural Gas Services Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,968,599	$2,259,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,949,917	1,109,034
Deferred taxes	1,093,660	481,116
Amortization of debt issuance costs	32,478	32,478
Gain on disposal of assets	(44,620)	8,137
Changes in current assets and liabilities:
Trade and other receivables	(192,101)	(494,029)
Inventory and work in progress	(2,540,695)	(949,668)
Prepaid expenses and other	(151,019)	(47,878)
Accounts payable and accrued liabilities	1,429,223	951,771
Deferred income	(390,980)	(194,111)
Other assets	267,914	(19,746)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,422,376	3,136,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,109,926)	(5,651,754)
Assets acquired, net of cash	(7,566,059)	—
Proceeds from sale of property and equipment	211,034	28,000

NET CASH USED IN INVESTING ACTIVITIES	(16,464,951)	(5,623,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank loans	17,285,517	3,995,177
Repayments of long term debt	(5,140,257)	(1,533,092)
Dividends paid on preferred stock	—	129,450
Proceeds from exercise of warrants and stock options	1,039,740	(53,277)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,185,000	2,538,258

NET INCREASE IN CASH	142,425	51,103
CASH AT BEGINNING OF PERIOD	685,187	176,202

CASH AT END OF PERIOD	$827,612	$227,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$887,094	$374,551
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	$3,000,000

Assets acquired for issuance of common stock	$5,120,438

     See accompanying notes to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited financial statements present the consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2005 and the results of our operations for the six and three month period ended June 30, 2005 and 2004 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 on file with the SEC. In our opinion, the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.
     The results of operations for the six and three month period ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.
(2) Stock-based Compensation
     Statement of Financial Accounting Standards No. 123 (“SFAS 123”),“Accounting for Stock-Based Compensation,” encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. However we have elected to apply the provisions of Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.
     Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Pro forma impact of fair value method
Income applicable to common shares, as reported	$1,070,239	$340,400	$1,968,599	$2,206,217
Pro-forma stock-based compensation costs under the fair value method, net of related tax	(13,000)	(10,000)	(59,000)	(20,000)

Pro-forma income applicable to common shares under the fair-value method	$1,057,239	$330,400	$1,909,599	$2,186,217
Earnings per common share
Basic earnings per share reported	$0.16	$0.06	$0.29	$0.42
Diluted earnings per share reported	$0.13	$0.06	$0.25	$0.39

Pro-forma basic earnings per share under the fair value method	$0.15	$0.06	$0.28	$0.42
Pro-forma diluted earnings per share under the fair value method	$0.13	$0.06	$0.24	$0.39

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Weighted average Black-Scholes fair value assumptions:
Risk free rate		4.0%-6.8%		4.0%-5.2%
Expected life		0-10 yrs		0-10 yrs
Expected volatility		39.0%		44.0%
Expected dividend yield		0.0%		0.0%
(3) Acquisition
     On October 18, 2004, we entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or “SCS”, and the stockholders of SCS. Under this agreement, we agreed to purchase all of the outstanding shares of capital stock of SCS for the purpose of expanding our product line, production capacity and customer base.
     SCS is a manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.
     The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), a total of $16.1 million.
•	$8 million in cash;

•	promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and

•	609,576 shares of Natural Gas Services common stock valued at $5.1 million. All of the shares are “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and bear a legend to that effect.
     This transaction was completed January 3, 2005 and we began reporting consolidated financial results for the first quarter 2005 included in this report. The total purchase price was $16.1 million and we recorded goodwill of $4,984,561 and intangible assets of $4,218,000.
     The following table represents the combined results of operations on a pro-forma basis with Natural Gas Services Inc. and Screw Compression Systems, Inc. as if the acquisition had occurred on January 1, 2004.
(Unaudited)
Pro Forma Results

	Six Months	Three Months
	Ended	Ended
	June 30	June 30
	2004	2004
Revenue	$18,014,670	$9,114,192
Net income available to common shareholders	$3,025,435	$775,364
Net Income per share, basic	$0.52	$0.10
Net income per share, diluted	$0.49	$0.10

(4) Long Term Debt
     On January 3, 2005 we amended our existing loan agreement with Western National Bank to provide additional borrowings for the cash portion of the SCS acquisition of $8 million for 84 months and interest of 1% over the prime rate. This funding was provided by entering into a Third Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., and Screw Compression Systems, Inc., and Western National Bank.
     On March 14, 2005 we amended our existing loan agreement with Western National Bank to provide additional borrowings of $10 million for 60 months and interest of 1% over the prime rate. This funding will be used to invest in the growth of our rental fleet for the current year. This funding was provided by entering into a Fourth Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., and Screw Compression Systems, Inc., and Western National Bank.
     On May 1, 2005 we modified our existing loan agreement with Western National Bank to reduce the current interest rate from 1% over prime to 1/2% over prime and changed the current ratio calculation from 1.5 to 1.4 and this modification also allowed us to add the $2 million restricted cash item on our balance sheet to our current assets for calculating the bank covenants.
(5) Earnings per common share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share
Numerator:
Net income	$1,070,239	$365,755	$1,968,599	$2,259,494

Less: dividends on preferred shares		(25,355)		(53,277)
Net income available to common shareholders	$1,070,239	$340,400	$1,968,599	$2,206,217

Denominator -

Weighted average common shares outstanding	6,899,664	5,396,527	6,807,466	5,230,927

Basic earnings per share	$0.16	$0.06	$0.29	$0.42

Diluted earnings per share
Numerator:
Net income	$1,070,239	$365,755	$1,968,599	$2,259,494

Less: dividends on preferred shares (1)		(25,355)		(53,277)
Net income available to common shareholders	$1,070,239	$340,400	$1,968,599	$2,206,217

Denominator :
Weighted average common shares outstanding	6,899,664	5,396,527	6,807,466	5,230,927
Dilutive effect of common stock options and warrants	1,149,427	214,588	1,124,269	367,820

	8,049,091	5,611,115	7,931,735	5,598,747

Diluted earnings per share	$0.13	$0.06	$0.25	$0.39

(1)	Preferred shares were anti-dilutive for the three months ended June 30, 2004.

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
The Company identifies its segments based upon major revenue sources as follows:
For the Three months ended June 30, 2005

	(in thousands of dollars)
		Service &
	Sales	Maintenance	Leasing	Corporate	Total

Revenue	$7,440	$696	$3,895	—	$12,031
Cost of Sales	5,577	513	1,550	—	7,640

Gross Margin	1,863	183	2,345	—	4,391
Operating Expenses	—	—	—	2,191	2,191
Other Income/(Expense)	—	—	—	(501)	(501)

Income/(Expense) before Provision for Income Taxes	$1,863	$183	$2,345	$(2,692)	$1,699

*Segment Assets	—	—	—	$73,249	$73,249

For the Three months ended June 30, 2004

	(in thousands of dollars)
		Service &
	Sales	Maintenance	Leasing	Corporate	Total

Revenue	$852	$510	$2,420	—	$3,782
Cost of Sales	601	356	762	—	1,719

Gross Margin	251	154	1,658	—	2,063
Operating Expenses	—	—	—	1,263	1,263
Other Income/(Expense)	—	—	—	(201)	(201)

Income/(Expense) before Provision for Income Taxes	$251	$154	$1,658	$1,464	$599

*Segment Assets	—	—	—	$34,315	$34,315

For the Six months ended June 30, 2005

	(in thousands of dollars)
		Service &
	Sales	Maintenance	Leasing	Corporate	Total

Revenue	$14,586	$1,160	$7,326	—	$23,072
Cost of Sales	11,199	803	2,757	—	14,759

Gross Margin	3,387	357	4,569	—	8,313
Operating Expenses	—	—	—	4,275	4,275
Other Income/(Expense)	—	—	—	(913)	(913)

Income/(Expense) before Provision for Income Taxes	$3,387	$357	$4,569	$(5,188)	$3,125

*Segment Assets	—	—	—	$73,249	$73,249

For the Six months ended June 30, 2004

	(in thousands of dollars)
		Service &
	Sales	Maintenance	Leasing	Corporate	Total

Revenue	$1,742	$934	$4,674	—	$7,350
Cost of Sales	1,248	692	1,330	—	3,270

Gross Margin	494	242	3,344	—	4,080
Operating Expenses	—	—	—	2,455	2,455
Other Income/(Expense)	—	—	—	1,120	1,120

Income/(Expense) before Provision for Income Taxes	$494	$242	$3,344	$1,335	$2,745

*Segment Assets	—	—	—	$34,315	$34,315

*	Management does not track assets by segment.
(7) Subsequent Event
     On July 28, 2005 we announced the redemption of our outstanding common stock purchase warrants that were issued in connection with our initial public offering in October 2002. The exercise deadline for holders of the warrants to convert is September 6, 2005. Each warrant is convertible into one share of common stock at an exercise price of $6.25 per share. Failure of the warrant holders to exercise the right to convert will allow us to redeem the warrant at $0.25 per warrant. On July 25, 2005, a total of 1,279,700 of these warrants were outstanding. If the warrants convert to common stock, we will receive an additional $7,998,125 in proceeds. We anticipate that approximately $6,200,000 of the proceeds will be used to repay a portion of our outstanding debt and approximately $1,798,125 to fund additional equipment purchases for our compressor rental fleet.

Item 2. Management’s Discussion and Analysis, or Plan of Operation
Overview
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
     At June 30, 2005, we had cash and cash equivalents of approximately $828,000, working capital of $3,560,000 and bank debt of $28,000,000 of which approximately $7,605,000 was classified as current. We had positive net cash flow from operating activities of approximately $3,422,000 during the first six months of 2005. This was primarily from net income of $1,969,000 plus depreciation and amortization of $1,950,000 an increase in deferred taxes of $1,094,000, an increase in accounts payable and accrued liabilities of $1,429,000, a decrease in accounts receivable-trade of $192,000, and an increase in other asset of $268,000, offset by a decrease in deferred income of $391,000, and an increase in inventory of $2,541,000.
     For the six months ended June 30, 2005, we invested approximately $9,110,000 in compressor units for our rental fleet, service vehicles and shop equipment. We financed this activity with bank debt and cash flow from operations. We have borrowed approximately $17,286,000 from our bank, which includes $8,550,000 for the manufacturing of new lease equipment, $8,000,000 to finance the acquisition of SCS and $736,000 for the purchase of service vehicles and shop equipment.
     On January 3, 2005, Natural Gas Services Group, Inc. finalized and funded the Stock Purchase Agreement, with Screw Compression Systems, Inc., or “SCS”, and the stockholders of SCS, dated October 18, 2004. Under this agreement, Natural Gas Services Group purchased all of the outstanding shares of capital stock of SCS.
     SCS manufacturers natural gas compressors and they maintain their principal offices in Tulsa, Oklahoma.
     The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), a total of $16.1 million, consisting of:
•	$8 million in cash;

•	promissory notes issued by Natural Gas Services in the aggregate principal amount of $3 million, bearing interest at the rate of four percent (4.00%) per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and

•	609,576 shares of Natural Gas Services common stock valued at $5.1 million, based on the average of the daily closing prices of the common stock for the ninety consecutive trading days ended April 28, 2004. All of the shares issued are “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and bear a legend to that effect.
     On March 14, 2005 we amended our existing loan agreement with Western National Bank to provide additional borrowings of $10 million for 60 months and interest of 1/2% over the prime rate. This funding will be used to invest in the growth of our rental fleet for the current year. This funding was provided by entering into a Fourth Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., and Screw Compression Systems, Inc., and Western National Bank.
     On July 28, 2005 we announced the redemption of our outstanding common stock purchase warrants that were issued in connection with our initial public offering in October 2002 (the “IPO Warrants”). The exercise deadline for holders of the IPO Warrants to convert is 5:00 p.m., Mountain Daylight Savings Time, Tuesday, September 6, 2005 (the “Redemption Date”). Each IPO Warrant is convertible into one share of common stock at an exercise price of $6.25 per share. Failure of the IPO Warrant holders to exercise the right to convert an IPO Warrant will allow us to redeem the IPO Warrant at $0.25 per warrant, without interest. On July 25, 2005, a total of 1,279,700 of the IPO Warrants were outstanding. If all of these IPO Warrants convert to common stock, we will receive an additional $7,998,125 in proceeds. We anticipate that approximately $6,200,000 of the proceeds will be used to repay a portion of our outstanding debt and approximately $1,798,125 to fund additional equipment purchases for our compressor rental fleet.
     The IPO Warrants initially became eligible for redemption by Natural Gas at $0.25 per warrant on July 7, 2005, when the closing price of our common stock first equaled or exceeded $10.9375 for twenty consecutive trading days. We are required to provide at least thirty days prior written notice to the holders of the IPO Warrants of our intention to redeem the IPO Warrants, which expire on October 21, 2006. A notice regarding the redemption of the IPO Warrants was mailed on July 29, 2005, to each record holder. The notice provides details relating to the redemption, as well as instructions regarding how to exercise the IPO Warrants. Any IPO Warrant not exercised by 5:00 p.m. on the Redemption Date will no longer be exercisable and will be redeemed. Payment of the redemption price will be made by Natural Gas promptly upon presentation and surrender of the certificates representing the IPO Warrants.
Results of Operations
Three months ended June 30, 2005, Compared to the Three months ended June 30, 2004.
     Total revenue increased from $3,782,000 to $12,031,000 or 218% for the three months ended June 30, 2005 compared to the same period ended June 30, 2004. This was mainly the result of increased leasing income and the addition of revenue from the acquisition of SCS.
     Sales revenue from outside sources increased from $852,000 to $7,440,000, or 773% for the three months ended June 30, 2005 compared to the same period ended June 30, 2004. Sales from outside sources included: (1) Compressor unit sales, (2) Flare sales, (3) Parts sales and (4) Compressor rebuilds. This increase was mainly the result of the sale of compressor units to outside third parties by SCS in the three months ended June 30, 2005 compared to the same period in 2004. The outside sales of SCS were $6,594,000 for three months ended June 30, 2005.

     Service and maintenance revenue increased from $510,000 to $696,000, or 36% for the three months ended June 30, 2005 compared to the same period ended June 30, 2004. This increase was mainly the result of the additional third party service work from customers of SCS in the San Juan Basin.
     Leasing revenue increased from $2,420,000 to $3,895,000, or 61% for the three months ended June 30, 2005 compared to the same period ended June 30, 2004. This increase was the result of additional units added to our rental fleet and leased to third parties. The company ended the period with 735 compressor packages in its rental fleet, up from 585 units at December 31, 2004 and 488 units at June 30, 2004.
Total Revenue Percentage Breakdown for
Three months ended June 30, 2005

Sales Revenue	62%
Service & Maintenance Revenue	6%
Leasing Revenue	32%
     The gross margin percentage decreased from 55% for the Three months ended June 30, 2004, to 37% for the same period ended June 30, 2005. This decrease resulted mainly from the relative increase in compressor sales revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 65%, and compressor sales margins average 21% therefore the total margins decrease as the lower margin product sales increase.
     Selling, general and administrative expense increased from $680,000 to $1,192,000 or 76% for the three months ended June 30, 2005, as compared to the same period ended June 30, 2004. This was mainly the result of assuming the operations of SCS. The selling, general and administrative expenses for SCS for the quarter amount to 62% of the increase.
     Depreciation and amortization expense increased 72% from $582,000 to $999,000 for the three months ended June 30, 2005, compared to the same period ended June 30, 2004. This increase was the result of 247 new gas compressor rental units being added to rental equipment from June 30, 2004 to June 30, 2005.
     Other income net of other expense increased approximately $15,000 for the three months ended June 30, 2005, compared to the same period ended June 30, 2004. This increase is mainly the result of interest income from our money market accounts.
     Interest expense increased 162% for the three months ended June 30, 2005 compared to the same period ended June 30, 2004, mainly due to increased loan balances financing rental equipment and the loan for acquisition of SCS.
     Provision for income tax increased $395,000 or 169%, because taxable income increased.

Results of Operations
Six Months Ended June 30, 2005, Compared to the Six Months Ended June 30, 2004.
     Total revenue increased from $7,350,000 to $23,072,000 or 214% for the six months ended June 30, 2005 compared to the same period ended June 30, 2004. This was mainly the result of increased leasing income and the addition of revenue from the acquisition of SCS.
     Sales revenue from outside sources increased from $1,742,000 to $14,587,000, or 737% for the six months ended June 30, 2005 compared to the same period ended June 30, 2004. This increase was mainly the result of the sale of compressor units to outside third parties by SCS.
     Service and maintenance revenue increased from $934,000 to $1,160,000, or 24% for the six months ended June 30, 2005 compared to the same period ended June 30, 2004. This was mainly the result of additional third party labor sales in New Mexico area.
Total Revenue Percentage Breakdown for
Six months ended June 30, 2005

Sales Revenue	63%
Service & Maintenance Revenue	5%
Leasing Revenue	32%
     The gross margin percentage decreased to 36% for the six months ended June 30, 2005 as compared to 56% the same period ended June 30, 2004. Although we expect our margins to increase as our rental revenue increases because our rental fleet carries a higher gross margin, changes in the product mix during the quarter help to average out the gross margin company wide. This decrease resulted mainly from the relative increase in compressor sales revenue as a percentage of the total revenue. Our rental fleet carries a gross margin averaging 62% for the first six months of 2005, and compressor and parts sales margins average 23% therefore the total margins decrease as the lower margin product sales increased. The acquisition of SCS was the main reason for the increase in unit sales since they historically sell compressor units rather than lease.
     Selling, general and administrative expense increased from $1,346,000 to $2,325,000 or 42% for the six months ended June 30, 2005, as compared to the same period ended June 30, 2004. This was mainly the result of the increased expenses attributed to the acquisition of SCS. The selling, general and administrative expenses for SCS for the quarter amount to 32% of the increase.
     Depreciation and amortization expense increased 76% from $1,109,000 to $1,950,000 for the six months ended June 30, 2005, compared to the same period ended June 30, 2004. This increase was the result of 247 new gas compressor rental units being added to rental equipment from June 30, 2004 to June 30, 2005.
     Other income and expense decreased approximately $1,475,000 for the six months ended June 30, 2005, compared to the same period ended June 30, 2004. This decrease was due mainly from the $1,500,000 that was recorded in the six months ended June 30, 2004 as life insurance proceeds from the death of our former CEO Wayne Vinson offset by additional interest income from our money market accounts.
     Interest expense increased $556,000 or 149% for the six months ended June 30, 2005 compared to the same period ended June 30, 2004, mainly due to increased loan balances financing rental equipment and the loan for acquisition of SCS.
     Provision for income tax increased $671,000 or 138%, because taxable income increased after giving effect to the non-taxable life insurance proceeds received in 2004.

Forward Looking Statements
     Some statements contained in this Report, and the documents incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (or Securities Act) and Section 21E of the Exchange Act. These statements include, without limitation, statements relating to oil and gas prices, demand for oil and gas, budgets, business strategies and other plans, intentions and objectives of our management for future operations and activities and other such matters. The words “believe”, “budget”, “plan”, “estimate”, “expect”, “intend”, “strategy”, “project”, “will”, “could”, “may”, “anticipate”, “continue”, and similar expressions identify forward-looking statements. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, we cannot give any assurance that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. Actual results could differ materially from those expressed in the forward-looking statements. Factors that could cause such a difference include:
•	fluctuations in prices of oil and gas;

•	future capital requirements and availability of financing;

•	competition;

•	general economic conditions;

•	governmental regulations;

•	receipt of amounts owed to us by our customers;

•	events similar to 9/11; and

•	fluctuations in interest rates and availability of capital.
     You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of the document or in the case of documents incorporated by reference, the date of those documents.
Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Under the supervision and with the participation of certain members of Natural Gas’ management, the chief executive officer and the chief financial officer evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Natural Gas Services Group, Inc. as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, Natural Gas’ disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified in the Commission’s rules and forms.
(b) Changes in internal controls.
     There were no changes in Natural Gas’ internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect Natural Gas’ internal controls over financial reporting. In addition, to the knowledge of the chief executive officer and chief financial officer there were no changes in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation made by the chief executive officer and the chief financial officer.

PART II — OTHER INFORMATION
NATURAL GAS SERVICES GROUP, INC.
Item 1. Legal Proceedings
     From time to time, we are a party to ordinary routine litigation incidental to our business. We are not currently a party to any pending litigation, and we are not aware of any threatened litigation, except for one claim made by Karifico Consultants in connection with our acquisition of Screw Compression Systems, Inc. As we have previously reported, Karifico Consultants has advised us that a finder’s fee in the amount of $300,000 is owed to Karifico under terms of an agreement dated November 3, 2003 between Karifico and us. However, in reliance on a subsequent verbal amendment of the agreement, we tendered payment in the amount of $150,000 in full satisfaction of Karifico’s claim under the November 3, 2003 agreement. Karifico disputes that its claims have been fully satisfied.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on June 14, 2005. At the meeting, the stockholders elected four persons to serve as directors of Natural Gas Services, one of whom, Paul D. Hensley, was elected to serve as a director until the 2007 Annual Meeting and until his successor is duly qualified and elected. Stephen C. Taylor, Gene A. Strasheim and Charles G. Curtis were the other persons elected to serve as directors, all of whom were elected to serve as directors until the 2008 Annual Meeting and until their respective successors are duly qualified and elected. Set forth below is a tabulation of votes with respect to each nominee for director.

NAME	VOTES CAST FOR	VOTES WITHHELD
Paul D. Hensley	5,781,925	21,847
Stephen C. Taylor	5,779,125	24,647
Gene A. Strasheim	5,301,633	502,139
Charles G. Curtis	5,299,233	504,539

Item 6. Exhibits
     The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.6	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.24, 10.25 and 10.26)

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

Exhibit No.	Description
10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.16	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.17	Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of

Exhibit No.	Description
the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.19	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.20	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.21	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and C. Barney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.22	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.23	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

10.24	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.25	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.27	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the

Exhibit No.	Description
Registrant’s current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.31	Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

10.32	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.
By:	/s/ Stephen Taylor
Stephen Taylor
President and Chief Executive Officer

By:	/s/ Earl R. Wait
Earl R. Wait
Chief Financial Officer And Treasurer

August 11, 2005

INDEX TO EXHIBITS:

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.6	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.24, 10.25 and 10.26)

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great

Exhibit No.	Description
Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

Exhibit No.	Description
10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.16	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.17	Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.19	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.20	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.21	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.22	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.23	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

10.24	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.25	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form

Exhibit No.	Description
10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.27	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, mad by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Guaranty Agreement, dated as of January 3, 2005, mad by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.31	Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

10.32	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.