Form 10QSB
period 2005-09-30
NATURAL GAS SERVICES GROUP INC
filed 2005-11-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding at
Class	November 02, 2005

Common Stock, $.01 par value	9,005,783
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NATURAL GAS SERVICES GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet	Page 1

Unaudited Condensed Consolidated Income Statements	Page 2

Unaudited Condensed Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Consolidated Financial Statements	Page 4

Item 2. Management’s Discussion and Analysis and Results of Operations	Page 11

Item 3. Controls and Procedures	Page 20

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	Page 21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 21

Item 6. Exhibits	Page 22

Signatures	Page 26
Certificate of CEO Required by Section 302
Certificate of CFO Required by Section 302
Certification Required by Section 906
Certification Required by Section 906

\

Natural Gas Services Group, Inc.
Condensed Consolidated Balance Sheet

(in thousands of dollars)	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,729	$685
Accounts receivable — trade, net of allowance	6,894	1,999
Inventory	14,369	4,470
Prepaid expenses	238	141

Total current assets	27,230	7,295

Lease equipment, net of accumulated depreciation	37,357	27,734
Other property, plant and equipment, net of depreciation	6,691	3,134
Goodwill, net of accumulated amortization	8,154	2,590
Intangibles, net of accumulated amortization	4,059	86
Restricted cash	2,000	2,000
Other assets	92	416

Total Assets	$85,583	$43,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$4,103	3,728
Bank line of credit	300	550
Accounts payable and accrued liabilities	8,780	2,355
Unearned Income	235	22

Total current liabilities	13,418	6,655

Long term debt, less current portion	21,610	9,290
Subordinated notes, less current portion	2,000	1,449
Deferred income tax payable	4,658	2,958

Total liabilities	41,686	20,352

Common stock	90	61
Paid in capital	34,260	16,355
Retained earnings	9,547	6,487

Shareholders’ Equity	43,897	22,903

Total Liabilities and Shareholders’ Equity	$85,583	$43,255

See accompanying notes to these condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Condensed Consolidated Income Statements
(unaudited)

	Three months ended		Nine months ended
(in thousands of dollars, except earnings per share)	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Sales	$7,479	$703	$22,066	$2,445
Service and maintenance income	610	436	1,770	1,370
Rental income	4,371	2,731	11,696	7,405

Total revenue	12,460	3,870	35,532	11,220

Operating costs and expenses:
Cost of sales	5,778	451	16,977	1,699
Cost of service and maintenance	341	338	1,145	1,030
Cost of rentals	1,782	844	4,539	2,174
Selling expense	269	227	750	630
General and administrative expense	1,007	425	2,850	1,368
Depreciation and amortization	1,076	642	3,026	1,751

Total operating costs and expenses	10,253	2,927	29,287	8,652

Operating Income	2,207	943	6,245	2,568

Other Income (Expense)
Interest expense	(508)	(206)	(1,439)	(580)
Other	33	2	51	1,496

Total other income (expense)	(475)	(204)	(1,388)	916

Income before income taxes	1,732	739	4,857	3,484
Provision for income tax	641	288	1,797	774

Net Income	1,091	451	3,060	2,710
Preferred dividends	—	—	—	53

Income available to common shareholders	$1,091	$451	$3,060	$2,657

Earnings per share:
Basic	$0.14	$0.08	$0.43	$0.49
Diluted	$0.12	$0.07	$0.37	$0.43
Weighted average Shares:
Basic	7,606	5,626	7,078	5,428
Diluted	8,771	6,492	8,213	6,217
See accompanying notes to these condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,060	$2,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,026	1,751
Deferred taxes	1,700	770
Amortization of debt issuance costs	49	49
Gain on disposal of assets	(47)	7
Changes in current assets and liabilities:
Trade and other receivables	(2,057)	(371)
Inventory and work in progress	(5,345)	(625)
Prepaid expenses and other	(32)	(72)
Accounts payable and accrued liabilities	4,180	575
Deferred income	(723)	(89)
Other assets	323	(16)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,134	4,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,107)	(8,937)
Assets acquired, net of cash	(7,584)	—
Proceeds from sale of property and equipment	239	50

NET CASH USED IN INVESTING ACTIVITIES	(20,452)	(8,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank loans	20,517	5,031
Net proceeds from line of credit	300	521
Repayments of long term debt	(12,268)	(1,821)
Repayments of line of credit	—	(300)
Dividends paid on preferred stock	—	(53)
Proceeds from exercise of warrants and stock options	12,813	5,052

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,362	8,430

NET INCREASE IN CASH	5,044	4,232
CASH AT BEGINNING OF PERIOD	685	176

CASH AT END OF PERIOD	$5,729	$4,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,396	$580
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	$3,000	—
Assets acquired for issuance of common stock	$5,120	—
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2005 and September 30, 2004 and the results of our operations for the three and nine month periods ended September 30, 2005 and September 30, 2004 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.
     The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.
     Unless otherwise noted, amounts reported in tables are in thousands, except earnings per share data.
(2) Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123(R) as of January 1, 2006. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We are currently assessing the impact of Statement 123(R).
     In November 2004, the FASB issued SFAS No 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our condensed consolidated results of operations, cash flows or financial position.

NATURAL GAS SERVICES GROUP, INC.
(3) Stock-based Compensation
     Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. However we have elected to apply the provisions of Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.
     Had compensation costs for options granted to our employees been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Pro forma impact of fair value method
Income applicable to common shares, as reported	$1,091	$451	$3,060	$2,657
Compensation expenses regained under Opinion 25	21		21
Pro-forma stock-based compensation costs under the fair value method, net of related tax	(47)	(10)	(106)	(20)

Pro-forma income applicable to common shares under the fair-value method	$1,065	$441	$2,975	$2,637
Earnings per common share
Basic earnings per share reported	$0.14	$0.08	$0.43	$0.49
Diluted earnings per share reported	$0.12	$0.07	$0.37	$0.43
Pro-forma basic earnings per share under the fair value method	$0.14	$0.08	$0.42	$0.49
Pro-forma diluted earnings per share under the fair value method	$0.12	$0.07	$0.36	$0.42

Weighted average Black-Scholes fair value assumptions:
Risk free rate	6.75%-7.25%	4.0%-5.2%	6.75%-7.25%	4.0%-5.2%
Expected life	5-10 yrs	5-10 yrs	5-10 yrs	5-10 yrs
Expected volatility	39.0%	50.0%	39.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
(4) Acquisition
     On October 18, 2004, we entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or “SCS”, and the stockholders of SCS. Under this agreement, we agreed to purchase all of the outstanding shares of capital stock of SCS for the purpose of expanding our product line, production capacity and customer base.
     SCS is a manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.

NATURAL GAS SERVICES GROUP, INC.
     The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), a total of $16.1 million.
•	$8 million in cash;

•	promissory notes issued by Natural Gas Services Group, Inc. in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and

•	609,576 shares of Natural Gas Services Group, Inc. common stock valued at $5.1 million. All of the shares are “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and bear a legend to that effect.
     This transaction was completed January 3, 2005 and we began reporting condensed consolidated financial results for the first quarter 2005 included in this report. The total purchase price was $16.1 million and we recorded goodwill of approximately $5 million and intangible assets of approximately $4.2.
     The following table represents the combined results of operations on a pro-forma basis with Natural Gas Services Group, Inc. and Screw Compression Systems, Inc. as if the acquisition had occurred on January 1, 2004.
(Unaudited)
Pro Forma Results

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004

Revenue	$9,202	$27,217
Net income available to common shareholders	$1,123	$4,672
Net Income per share, basic	$0.18	$0.77
Net Income per share, diluted	$0.16	$0.68
(5) Long Term Debt
     On January 3, 2005, we amended our existing loan agreement with Western National Bank to provide additional borrowings for the cash portion of the SCS acquisition of $8 million for 84 months and interest of 1% over the prime rate. This funding was provided by entering into a Third Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., Screw Compression Systems, Inc., and Western National Bank.
     On March 14, 2005, we amended our existing loan agreement with Western National Bank to provide additional borrowings of $10 million for 60 months and interest of 1% over the prime rate. This funding will be used to invest in the growth of our rental fleet for the current year. This funding was provided by entering into a Fourth Amended and Restated Loan Agreement made and entered into by and among Natural Gas Services Group, Inc., Screw Compression Systems, Inc., and Western National Bank.

NATURAL GAS SERVICES GROUP, INC.
     On May 1, 2005, we modified our existing loan agreement with Western National Bank to reduce the current interest rate from 1% over prime to 1/2% over prime and change the current ratio calculation from 1.5 to 1.4. This modification also allowed us to add the $2 million restricted cash item on our balance sheet to our current assets for calculating the bank covenants.
     On August 26, 2005, we prepaid all of the outstanding 10% subordinate notes that were due December 31, 2006. The principal amount of the payoff was $1.5 million. Each of these notes included a five-year warrant to purchase shares of the Company’s common stock at $3.25 per share. During the three months ending September 30, 2005, we collected receipts for the exercise of 493,704 of the debt warrants for a total of $1.6 million. As of September 30, 2005, 80,000 of these warrants are still outstanding.
     Between September 20, 2005 and September 30, 2005, we prepaid $4.5 million of our notes with Western National bank, GMAC and Ford Motor Credit with the proceeds from the exercise of our publicly held common stock purchase warrants that we collected during the three month period ended September 30, 2005.
     On October 20, 2005, we modified our existing loan agreement with Western National Bank which allowed us to free up the $2 million restricted cash item on the balance sheet, a portion of which cash was used to retire debt on the SCS facility.
     Our Revolving Line of Credit Facility matures on January 1, 2006; however, we are currently negotiating to renew and extend this facility for an additional year and to increase the principal amount of the facility from $2.0 million to $10.0 million.
     Our obligations under the Loan Agreement continue to be secured by substantially all of our assets, including our equipment, trade accounts receivable and other personal property, the stock we own in SCS, and by the real estate and related plant facilities owned by SCS.
(6) Common Stock Purchase Warrants and Options
     On July 28, 2005, Natural Gas Services Group, Inc. announced that it would redeem its outstanding common stock purchase warrants that were issued in connection with its initial public offering in October 2002 (the “IPO Warrants”). Holders of the IPO Warrants were required to exercise the IPO Warrants by 5:00 p.m., Mountain Daylight Savings Time on Tuesday, September 6, 2005 (the “Redemption Date”). The IPO Warrants had an exercise price of $6.25 per share and were subject to redemption at the redemption price of $0.25 per IPO Warrant. IPO Warrants not properly exercised by the Redemption Date ceased to be exercisable and were redeemed for $0.25 per IPO Warrant, without interest. A total of 1.5 million IPO Warrants were initially issued in conjunction with our initial public offering. Before we announced the redemption of the IPO Warrants on July 28, 2005, a total of 227,800 IPO Warrants had been exercised. Between July 28, 2005, the date we announced the redemption of the IPO Warrants, and the Redemption Date, a total of 1.3 million IPO Warrants were exercised and 1.3 million shares of common stock were issued upon exercise of the IPO Warrants. We have received a total of $9.4 million in proceeds from all IPO Warrant exercises, of which $8 million was received after announcing our intention to redeem the remaining outstanding IPO Warrants. A total of 2,417 IPO Warrants were not exercised by the Redemption Date and were redeemed for the aggregate redemption amount of $604.25.

NATURAL GAS SERVICES GROUP, INC.
     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. Each unit consisted of a $25,000 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company’s common stock at $3.25 per share. On August 26, 2005, we prepaid all of the outstanding 10% subordinate notes that were due December 31, 2006. During the three months ending September 30, 2005 we collected receipts for the exercise of 493,704 of these warrants for a total of $1.6 million. As of September 30, 2005, 80,000 of these warrants are still outstanding.
     On August 26, 2005, we entered into a non-statutory Stock Option Agreement with Mr. Steve C. Taylor, our CEO and President. The Stock Option Agreement grants to Mr. Taylor a ten-year option to purchase 45,000 shares of our common stock at an exercise price equal to $9.22 (the fair market value of our common stock on January 13, 2005, the date we initially hired Mr. Taylor), with 15,000 shares vesting on each of January 13, 2006, 2007, and 2008. The options expire ten years from the date of grant. Compensation expense of $21,000 was recognized related to these options in the three and nine month periods ended September 30, 2005.
(7) Earnings per common share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Basic earnings per share
Numerator:
Net income	$1,091	$451	$3,060	$2,710
Less: dividends on preferred shares	—	—	—	(53)

Income available to common shareholders	$1,091	$451	$3,060	$2,657
Denominator:
Weighted average common shares outstanding	7,606	5,626	7,077	5,428

Basic earnings per share	$0.14	$0.08	$0.43	$0.49
Diluted earnings per share
Numerator:
Net income	$1,091	$451	$3,060	$2,710
Less: dividends on preferred shares (1)	—	—	—	(53)

Income available to common shareholders	$1,091	$451	$3,060	$2,657
Denominator:
Weighted average common shares outstanding	7,606	5,626	7,077	5,428
Dilutive effect of common stock options and warrants	1,165	866	1,136	789

Diluted weighted average shares	8,771	6,492	8,213	6,217

Diluted earnings per share	$0.12	$0.07	$0.37	$0.43

(1)	Preferred shares were anti-dilutive for the three months ended September 30, 2004.

NATURAL GAS SERVICES GROUP, INC.
(8) Segment Information
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
     The Company identifies its segments based upon major revenue sources as follows:
     For the Three months ended September 30, 2005

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$7,479	$610	$4,371		$12,460
Operating costs and expenses	5,778	341	1,782	2,352	10,253

Operating income	$1,701	$269	$2,589	$(2,352)	$2,207

*Segment Assets	—	—	—	$85,583	$85,583

     For the Three months ended September 30, 2004

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$703	$436	$2,731		$3,870
Operating costs and expenses	451	338	844	1,294	2,927

Operating income	$252	$98	$1,887	$(1,294)	$943

*Segment Assets	—	—	—	$40,691	$40,691

     For the Nine months ended September 30, 2005

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$22,066	$1,770	$11,696		$35,532
Operating costs and expenses	16,977	1,145	4,539	6,626	29,287

Operating income	$5,089	$625	$7,157	$(6,626)	$6,245

*Segment Assets	—	—	—	$85,583	$85,583

     For the Nine months ended September 30, 2004

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$2,445	$1,370	$7,405		$11,220
Operating costs and expenses	1,699	1,030	2,174	3,749	8,652

Operating income	$746	$340	$5,231	$(3,749)	$2,568

*Segment Assets	—	—	—	$40,691	$40,691

*	Management does not track assets by segment

NATURAL GAS SERVICES GROUP, INC.
(9) Subsequent Event
     Our five-year rental and maintenance agreement with Dominion Exploration & Production (“Dominion Exploration”) expires on December 31, 2005. In August 2005, we were advised by Dominion Exploration that it would seek competing proposals from us as well as other third parties to continue the rental and maintenance services required for their Northern Michigan operations. We submitted a bid to rent screw compressors to Dominion Exploration and to provide maintenance and service on certain screw compressors owned by Dominion Exploration. We also submitted a proposal to continue service and maintenance of reciprocating compressors owned by Dominion Exploration. In October 2005, we were advised by Dominion Exploration that we will retain the screw compressor rental, maintenance and service business, but that a third party was successful in bidding for the maintenance and service of Dominion Exploration’s larger reciprocating compressors. We estimate that the screw compressor rental, maintenance and service business we have retained from Dominion Exploration represented approximately 78% and 86% of our revenues from Dominion Exploration in the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.
(10) Legal Proceedings
     We are currently a defendant in a lawsuit, Karifico v. Natural Gas Services Group, Inc., filed on September 21, 2005 in District Court, Jefferson County, Colorado, Case No. 05 CV 3161. The lawsuit is in the nature of a complaint for breach of contract and for money for services rendered. According to the complaint filed by Karifico, under terms of an agreement dated November 3, 2003 between Karifco and us, Karifico was retained by us to “find a company for sale that Defendant could purchase if it fit into its financial and operational plans.” Karifico claims that it is entitled to a fee in the amount of $300,000 as the result of our acquisition of Screw Compression Systems, Inc. We have paid $150,000 to Karifico and Karifico seeks the additional sum of $150,000, together with interest and costs, and for alleged further damages in an unspecified amount. We believe that we have valid defenses to Karifico’s claims to our financial position, results of operations or cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.
     From time to time, we are a party to various other legal proceedings in the ordinary course of our business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flow. Except as discussed herein, we are not currently a party to any other legal proceedings and we are not aware of any other threatened litigation.

NATURAL GAS SERVICES GROUP, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our consolidated financial statements and the related notes included elsewhere in this report and in our December 31, 2004 form 10KSB on file with the SEC.
Overview
     We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2005, we had 756 natural gas compressors totaling 83,702 horsepower rented to 76 third parties, compared to 495 natural gas compressors totaling 55,120 horsepower rented to 47 third parties at September 30, 2004. Of the 756 natural gas compressors rented as of September 30, 2005, 96 were rented to Dominion Exploration and its affiliates.
     We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves the purchase by us of engines, compressors, coolers and other components, and then assembling these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which typically requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.
     We also manufacture a proprietary line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP component products in the fabrication of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators. We also design, fabricate, sell, install and service flare stacks and related ignition and control devices for onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.
     We provide service and maintenance to our customers under written maintenance contracts or on an ad hoc basis in the absence of a service contract. As of September 30, 2005, we had written maintenance agreements with third parties relating to 51 compressors, the majority of which were owned by Dominion Exploration. Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

NATURAL GAS SERVICES GROUP, INC.
     The following table sets forth our revenues from each of our three business segments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Compressor sales	$7,479	$703	$22,066	$2,445
Compressor service and maintenance	610	436	1,770	1,370
Compressor rentals	4,371	2,731	11,696	7,405

Totals	$12,460	$3,870	$35,532	$11,220

     On January 3, 2005, we completed the acquisition of Screw Compression Systems, Inc. (SCS) for consideration consisting of $8.0 million in cash, subordinated promissory notes payable by us to the former shareholders of SCS in the aggregate principal amount of $3.0 million, and 609,576 shares of our common stock. As a result of this acquisition, our results of operations for periods before and after the completion of the acquisition may not be comparable.
     Historically, the majority of our revenues and income from operations have come from our compressor rental business. The acquisition of SCS, which is engaged primarily in the business of custom fabrication of compressors for sale to third parties, significantly altered the mix of our revenues, with compressor sales now contributing the largest percentage of our revenues. Margins for our rental business historically have averaged approximately 65%, while margins for the compressor sales business have typically averaged approximately 20%. As a result of the SCS acquisition, therefore, our overall margins have declined significantly in the first nine months of 2005 compared to prior periods. Our strategy for growth is focused on our compressor rental business, and we intend to use the additional fabrication capacity now available through SCS to expand our rental fleet while continuing SCS’s core custom fabrication business. As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall margins to improve from those experienced in the first nine months of 2005.
     The oil and gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for natural gas and the corresponding changes in commodity prices. As demand and prices increase, oil and gas producers increase their capital expenditures for drilling, development and production activities. Generally, the increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies.
     In general, we expect our overall business activity and revenues to track the level of activity in the oil and gas industry, with changes in domestic natural gas production and consumption levels and prices more significantly affecting our business than changes in crude oil and condensate production and consumption levels and prices. We also believe that demand for compression services and products is driven by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased focus by producers on non-conventional natural gas production, such as coalbed methane, gas shales and tight gas, which typically requires more compression than production from conventional natural gas reservoirs.
     Demand for our products and services have been strong throughout 2004 and 2005. We believe demand will remain strong throughout the remainder of 2005 and into 2006 due to high oil and gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas. Additionally, activity created by recent increases in the price of natural gas may make it difficult to meet the demands of our markets.

NATURAL GAS SERVICES GROUP, INC.
     Our five-year rental and maintenance agreement with Dominion Exploration expires on December 31, 2005. Dominion Exploration accounted for approximately 21% and 8% of our consolidated revenues in the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. In August 2005, we were advised by Dominion Exploration that it would seek competing proposals from us as well as other third parties to continue the rental and maintenance services required for its northern Michigan operations. We submitted a bid to rent screw compressors to Dominion Exploration and to provide maintenance and service on certain screw compressors owned by Dominion Exploration. We also submitted a proposal to continue service and maintenance of reciprocating compressors owned by Dominion Exploration. In October 2005, we were advised by Dominion Exploration that we will retain the screw compressor rental, maintenance and service business, but that a third party was successful in bidding for the maintenance and service of Dominion Exploration reciprocating compressors. We estimate that the screw compressor rental, maintenance and service business we have retained from Dominion Exploration represented approximately 78% and 86% of our revenues from Dominion Exploration in the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.
     For fiscal year 2006, our forecasted capital expenditures will be approximately $20 to $25 million, primarily for additions to our compressor rental fleet. The funds available to us under our bank credit facility and cash flows from operations will need to be supplemented with funds from other sources in order to satisfy our capital and liquidity requirements through 2006. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. There can be no assurance that additional capital will be available to us when we need it or on acceptable terms.
Results of operations
Three months ended September 30, 2005, Compared to the Three months ended September 30, 2004.
     The table below shows our revenues, percentage of total revenues, gross profit and gross profit margin of each of our segments for the three months ended September 30, 2005 and September 30, 2004. The gross profit margin is the ratio, expressed as a percentage, of gross profit to total revenue.

	Revenue				Gross Profit
	Three Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004
Sales Revenue	$7,479	60%	$703	18%	$1,701	23%	$252	36%
Services and Maintenance Revenue	610	5%	436	11%	269	44%	$98	22%

Rental Revenue	$4,371	35%	$2,731	71%	$2,589	59%	$1,887	69%

Total	$12,460		$3,870		$4,559	37%	$2,237	58%

     Total revenue increased from approximately $3.9 million to $12.5 million, or 222%, for the three months ended September 30, 2005, compared to the same period ended September 30, 2004. This was mainly the result of increased rental revenue and the addition of compressor sales from the acquisition of SCS.

NATURAL GAS SERVICES GROUP, INC.
     Rental revenue increased from $2.7 million to $4.4 million, or 60%, for the three months ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 805 compressor packages in its rental fleet, up from 586 units at December 31, 2004, and 533 units at September 30, 2004.
     Sales revenue increased from approximately $703 thousand to $7.5 million, or 964%, for the three months ended September 30, 2005, compared to the same period ended September 30, 2004. Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds. This increase was mainly the result of the sale of compressor units to outside third parties by SCS in the three months ended September 30, 2005, compared to the same period ended September 30, 2004. The outside sales of SCS were $6.6 million for three months ended September 30, 2005.
     Service and maintenance revenue increased from $436 thousand to $610 thousand, or 40%, for the three months ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was mainly the result of the additional third party service work in the San Juan Basin.
     The gross margin percentage decreased to 37% for the three months ended September 30, 2005, from 58% for the same period ended September 30, 2004. This decrease resulted mainly from the relative increase in compressor sales revenue as a percentage of the total revenue. Our rental fleet carried a gross margin averaging 59%, and compressor sales margins average 23% for the three months ended September 30, 2005, therefore the total margins decrease as the lower margin product sales increase.
     Cost of revenue for the three months ended September 30, 2005 increased as a percentage of sales approximately 20% over the comparable period in the prior year. Our principal components of costs of revenue are materials, labor, and repair parts. The increase in cost of revenue was primarily attributable to change in product mix. Although we could be adversely affected by a sudden significant increase in the price of raw materials and labor, we believe that current competitive conditions related to our available labor pool and raw materials will result in continued price stability in the near future. We also believe that any gradual increases in the price of raw materials and labor will be reflected in periodic increases in prices to our customers.
     Selling, general and administrative expense increased from $652 thousand, to $1.3 million or 96% for the three months ended September 30, 2005, as compared to the same period ended September 30, 2004. This was mainly the result of assuming the operations of SCS. SCS accounted for $456 thousand of the total selling, general and administrative expenses for the three months ended September 30, 2005.
     Depreciation and amortization expense increased 68% from $642 thousand, to $1.1 million for the three months ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was the result of 257 new gas compressor rental units being added to rental equipment from September 30, 2004 to September 30, 2005, thus increasing the depreciable base.
     Other revenue net of other expense increased approximately $31 thousand for the three months ended September 30, 2005, compared to the same period ended September 30, 2004. This increase is mainly the result of interest revenue from our money market accounts.
     Interest expense increased 147% for the three months ended September 30, 2005, compared to the same period ended September 30, 2004, mainly due to increased loan balances financing rental equipment and debt related to the acquisition of SCS.

NATURAL GAS SERVICES GROUP, INC.
     Provision for income tax increased to $641 thousand, or 123%, because taxable income increased.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.
     The table below shows our revenues, percentage of total revenues, gross profit and gross profit margin of each of our segments for the nine months ended September 30, 2005 and September 30, 2004. The gross profit margin is the ratio, expressed as a percentage, of gross profit to total revenue.

	Revenue				Gross Profit
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Sales Revenue	$22,066	62%	$2,445	22%	$5,089	23%	$746	31%
Services and Maintenance Revenue	1,770	5%	1,370	12%	625	35%	340	25%

Rental Revenue	$11,696	33%	$7,405	66%	$7,157	61%	$5,231	71%

Total	$35,532		$11,220		$12,871	36%	$6,317	56%

     Total revenue increased from approximately $11.2 million to $35.5 million, or 217%, for the nine months ended September 30, 2005, compared to the same period ended September 30, 2004. This was mainly the result of increased rental revenue and the addition of revenue from the acquisition of SCS.
     Rental revenue increased from $7.4 million to $11.7 million, or 57%, for the nine months ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 805 compressor packages in its rental fleet, up from 586 units at December 31, 2004, and 533 units at September 30, 2004. The average monthly rental rate per unit at September 30, 2005 was $2,015 as compared to $1,909 at September 30, 2004.
     Sales revenue increased from $2.4 million to $22.1 million, or 803%, for the nine month ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was mainly the result of the sale of compressor units to outside third parties by SCS.
     Service and maintenance revenue increased from approximately $1.4 million to $1.8 million, or 29%, for the nine months ended September 30, 2005, compared to the same period ended September 30, 2004. This was mainly the result of additional third party labor sales in our New Mexico and Michigan branches.
     The overall gross margin percentage decreased to 36% for the nine months ended September 30, 2005, as compared to 56% the same period ended September 30, 2004. This decrease resulted mainly from the relative increase in compressor sales revenue as a percentage of the total revenue. Our rental fleet carried a gross margin of 61% for the first nine months of 2005, and compressor and parts sales margins averaged 23%. The acquisition of SCS was the main reason for the increase in unit sales since they historically sell compressor units rather than rent equipment.
     Cost of revenue for the nine months ended September 30, 2005 increased as a percentage of sales approximately 20% over the comparable period in the prior year. Our principal components of costs of revenue are materials, labor, and repair parts. The increase in cost of revenue was primarily attributable to the increase in compressor units built for sales to third parties, which have a lower gross margin as compared to margins for our rental fleet activity.

NATURAL GAS SERVICES GROUP, INC.
     Selling, general and administrative expense increased from approximately $2 million to $3.6 million, or 80%, for the nine months ended September 30, 2005, as compared to the same period ended September 30, 2004. This was mainly the result of the increased expenses attributed to the acquisition of SCS. SCS accounted for $1.4 million of the total selling, general and administrative expenses for the nine months ended September 30, 2005
     Depreciation and amortization expense increased 73% from $1.8 million to $3 million for the nine months ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was the result of 257 new gas compressor rental units being added to rental equipment from September 30, 2004 to September 30, 2005.
     Other income decreased approximately $1.4 million for the nine months ended September 30, 2005, compared to the same period in 2004. This decrease was due mainly to the $1.5 million that was received in the nine months ended September 30, 2004 as life insurance proceeds from the death of our former CEO Wayne Vinson offset by additional interest income received from money market accounts.
     Interest expense increased to $1.4 million, or 148%, for the nine months ended September 30, 2005 compared to the same period ended September 30, 2004, mainly due to increased debt incurred to finance rental equipment additions, debt related to the acquisition of SCS and increasing interest rates.
     Provision for income tax increased to $1.8 million, or 132%, because taxable income increased after giving effect to the non-taxable life insurance proceeds received in 2004.
Critical Accounting Policies and Practices
     A discussion of our critical accounting policies is included in the Company’s Form 10-KSB for the year ended December 31, 2004. There have been no changes in our critical accounting policies as of September 30, 2005.
Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123(R) as of January 1, 2006. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
     In November 2004, the FASB issued SFAS No 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our condensed consolidated results of operations, cash flows or financial position.

NATURAL GAS SERVICES GROUP, INC.
Liquidity and Capital Resources
     Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.
     At September 30, 2005, we had cash and cash equivalents of approximately $5.7 million, working capital of $14 million and bank debt of $25 million of which approximately $4.1 million was classified as current. We had positive net cash flow from operating activities of approximately $4.1 million during the first nine months of 2005. This was primarily from net income of $3 million and the cash received from the exercise of common stock warrants and options of $12.8 million during the nine months ended September 30, 2005.
     For the nine months ended September 30, 2005, we invested approximately $13 million in equipment for our rental fleet and in service vehicles. We financed this activity with bank debt and cash flow from operations. We have borrowed approximately $20 million in the first nine months of 2005 from our bank which includes $8 million to finance the acquisition of Screw Compression Systems, Inc. In addition we have repaid $12.2 million of our existing debt.
     The table below sets out components of our capital expenditures for the three years ended December 31, 2004 and the nine months ended September 30, 2005, along with the total budgeted for 2006, excluding acquisitions:

	Nine Months Ended		Budgeted 2006
	September 30,	September 30,
Expenditure Category	2004	2004	(excluding acquisitions)
Rental Equipment, Vehicles, and Shop Equipment	$8,937	$13,107	$20,100 to $25,000
     The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors. Based upon existing economic and market conditions, we believe net operating cash flow, borrowings under our bank loan facilities and other financing alternatives that we expect will be available to us in 2006 will be sufficient to fund our net investing cash requirements for the year. We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant. When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.

NATURAL GAS SERVICES GROUP, INC.
Contractual Obligations and Commitments
     We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
Cash contractual						After 5
obligations	2005	2006	2007	2008	2009	years	Total
Credit facility (secured)	$1,166	$4,623	$4,623	$4,622	$4,623	$5,356	$25,013

Subordinated debt	—	1,000	1,000	1,000	—	—	3,000

Facilities and office leases	52	146	129	62	29	134	552

Total	$1,218	$5,769	$5,752	$5,684	$4,652	$5,490	$28,565

Senior Bank Borrowings
     On March 14, 2005, we entered into a Fourth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas, which was modified on May 1, 2005 by a First Modification to Fourth Amended and Restated Loan Agreement. Our Loan Agreement provides for the following loan facilities:
•	$8.0 Million Term Loan Facility;

•	$7,512,109 Term Loan Facility;

•	$1,415,836 Term Loan Facility;

•	$10.0 Million Multiple Advance Term Loan Facility;

•	$1.5 Million Multiple Advance Term Loan Facility;

•	Revolving Line of Credit Facility; and

•	Advancing Line of Credit Facility.
     On September 20, 2005, we prepaid in full the outstanding principal balance of our $1.5 Million Multiple Advance Term Loan Facility and our $7,512,109 Term Loan Facility, and on September 30, 2005 we prepaid in full the outstanding principal balance of our $1,415,836 Term Loan Facility.
     All outstanding principal under our $10.0 Million Multiple Advance Term Loan Facility is due and payable on April 1, 2011, and all outstanding principal under our $8.0 Million Term Loan Facility is due and payable on January 1, 2012. The outstanding principal balance of our Advancing Line of Credit Facility is due and payable on November 15, 2009.
     Our Revolving Line of Credit Facility matures on January 1, 2006; however, we are currently negotiating to renew and extend this facility for an additional year and to increase the principal amount of the facility from $2.0 million to $10.0 million.
     Our obligations under the Loan Agreement continue to be secured by substantially all of our assets, including our equipment, trade accounts receivable and other personal property, the stock we own in SCS, and by the real estate and related plant facilities owned by SCS.

NATURAL GAS SERVICES GROUP, INC.
Subordinated Debt and Related Letters of Credit
     The promissory notes issued to the three stockholders of SCS as part of the consideration for the acquisition of SCS are in the aggregate principal amounts of $2.1 million, $600,000 and $300,000. The principal of each note is payable in three equal annual installments, commencing on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of each note is payable on the same dates as, and in addition to, the installments of principal. Under the terms of our Loan Agreement with our bank lender, we are prohibited from making payments on these notes if at the time of any such payment we are then in default under the Loan Agreement or if any such payment would cause or result in a default under the Loan Agreement.
     To secure payment of these notes, our bank lender issued for our account three separate letters of credit for the benefit of the holder of each respective note. The $2.1 million promissory note is secured by a letter of credit in the face amount of $1.4 million; the $600,000 promissory note is secured by a letter of credit in the face amount of $400,000; and the $300,000 promissory note is secured by a letter of credit in the face amount of $200,000.
     The letters of credit expire February 3, 2008. Drafts for payment under each beneficiary’s respective letter of credit may be made by the beneficiary only upon our default in payment of the promissory note. If a draft for payment is not presented on or before February 3, 2007, the face amount of the letter of credit will automatically be reduced by one-half.
Market Risk
     We are exposed to market risk primarily from changes in interest rates.
     We rely heavily upon debt financing provided by our bank lender. Most of these instruments contain interest provisions that are at least a one-half percentage point above the published prime rate. This creates a vulnerability to us relative to the movement of the prime rate. As the prime rate increases, our cost of funds will increase and affect our ability to obtain additional debt. We have not engaged in any hedging activities to offset these risks.
     At September 30, 2005, we were exposed to interest rate fluctuations on approximately $2.4 million of bank borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $24 thousand. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Off-Balance Sheet Arrangements
     We do not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities, often referred to as variable interest entities or special purpose entities, are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated financial transactions with variable interest or special purpose entities during any of the reporting periods in this report and have no intention to participate in such transactions in the foreseeable future.

NATURAL GAS SERVICES GROUP, INC.
Item 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of certain members of Natural Gas Services Group, Inc’s management, the chief executive officer and the chief financial officer evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Natural Gas Services Group, Inc. as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, Natural Gas Services Group, Inc’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls.
There were no changes in Natural Gas Services Group, Inc’s internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect Natural Gas Services Group, Inc’s internal controls over financial reporting. In addition, to the knowledge of the chief executive officer and chief financial officer there were no changes in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation made by the chief executive officer and the chief financial officer.

NATURAL GAS SERVICES GROUP, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently a defendant in a lawsuit, Karifico v. Natural Gas Services Group, Inc., filed on September 21, 2005 in District Court, Jefferson County, Colorado, Case No. 05 CV 3161. The lawsuit is in the nature of a complaint for breach of contract and for money for services rendered. According to the complaint filed by Karifico, under terms of an agreement dated November 3, 2003 between Karifco and us, Karifico was retained by us to “find a company for sale that Defendant could purchase if it fit into its financial and operational plans.” Karifico claims that it is entitled to a fee in the amount of $300,000 as the result of our acquisition of Screw Compression Systems, Inc. We have paid $150,000 to Karifico and Karifico seeks the additional sum of $150,000, together with interest and costs, and for alleged further damages in an unspecified amount. We believe that we have valid defenses to Karifico’s claims and that our potential liability, if any, with respect to this matter is not material in the aggregate to our financial position, results of operations or cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.
     From time to time, we are a party to various other legal proceedings in the ordinary course of our business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flow. Except as discussed herein, we are not currently a party to any other legal proceedings and we are not aware of any other threatened litigation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2001, we privately placed 61.57 “units” consisting of (1) $1,539,261 aggregate principal amount of subordinated notes maturing December 31, 2006 and bearing interest at the rate of 10% per annum and (2) warrants to purchase a total of 615,704 shares of our common stock. Each unit consisted of a 10% subordinated note in the principal amount of $25,000 and a warrant to purchase 10,000 shares of our common stock. The warrants are exercisable at a price of $3.25 per share and expire December 31, 2006.
     The units were privately placed to 40 investors in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes. During the three-month period ended September 30, 2005, 493,704 shares of common stock were issued upon exercise of the warrants. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a) (9) and Section 4(2) of the Securities Act. We received aggregate proceeds of $1,604,539 from the exercise of the warrants. We have used these proceeds to reduce bank debt.

NATURAL GAS SERVICES GROUP, INC.
Item 6. Exhibits
     The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.6	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

4.7	Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.24, 10.25 and 10.26)

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.16	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.17	Triple Net Lease Agreement, dated September 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated September 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.19	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.20	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.21	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and C. Barney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.22	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.23	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

10.24	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.25	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.27	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.28	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.31	Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

10.32	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

NATURAL GAS SERVICES GROUP, INC.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

By:	/s/ Stephen C. Taylor

Stephen C. Taylor
President and Chief Executive Officer

By:	/s/ Earl R. Wait

Earl R. Wait
Chief Financial Officer And Treasurer

November 14, 2005

NATURAL GAS SERVICES GROUP, INC.
INDEX TO EXHIBITS:

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.6	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

4.7	Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.24, 10.25 and 10.26)

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.16	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.17	Triple Net Lease Agreement, dated September 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated September 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.19	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.20	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.21	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.22	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.23	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005 as filed with the Securities and Exchange Commission on March 18, 2005)

10.24	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.25	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.27	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s current Report on form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.28	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, mad by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Guaranty Agreement, dated as of January 3, 2005, mad by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.31	Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

10.32	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.