Form 10-K
period 2005-12-31
NATURAL GAS SERVICES GROUP INC
filed 2006-03-31
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	75-2811855

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2911 South County Road 1260
Midland, Texas	79706

(Address of Principal Executive Offices	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (432) 563-3974
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)
Securities Registered Pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐            No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐            No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 30, 2006 was approximately $188,834,534, based on the closing price of the common stock on the same date.
     At March 30, 2006 there were 11,927,949 shares of common stock outstanding.

FORM 10-K
NATURAL GAS SERVICES GROUP, INC.

(i)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:
•	conditions in the oil and natural gas industry, including the demand for natural gas and fluctuations in the prices of oil and natural gas;

•	competition among the various providers of compression services and products;

•	changes in safety, health and environmental regulations;

•	changes in economic or political conditions in the markets in which we operate;

•	failure of our customers to continue to rent equipment after expiration of the primary rental term;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt;

•	future capital requirements and availability of financing;

•	general economic conditions;

•	events similar to September 11, 2001; and

•	fluctuations in interest rates.
     We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or that we are unable to control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.

(ii)

PART I
ITEM 1. BUSINESS
     Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc., together with our operating subsidiary. When the context requires, we refer to these entities separately. Certain specialized terms used in describing our natural gas compressor business are defined in “Glossary of Industry Terms” on page 7.
The Company
     We are a leading provider of small to medium horsepower compression equipment to the natural gas industry. We focus primarily on the non-conventional natural gas production business in the United States (such as coalbed methane, gas shales and tight gas), which, according to data from the Energy Information Administration, is the single largest and fastest growing segment of U.S. gas production. We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors. In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications. We also manufacture and sell flare systems for oil and gas plant and production facilities.
     The vast majority of our rental operations are in non-conventional natural gas regions which typically have lower initial reservoir pressures and faster well decline rates. These areas usually require compression to be installed sooner and with greater frequency.
     Historically, the majority of our revenue has been derived from our compressor rental business. In January 2005, we acquired Screw Compression Systems, Inc., or “SCS,” which predominantly focuses on the custom fabrication sales business. By acquiring SCS, we increased our fabrication capacity by over 91,000 square feet. We intend to use this capacity to expand our rental fleet while continuing SCS’ core business of custom fabrication.
     We increased our revenue to $49.3 million in 2005 from $10.3 million in 2002, the year we completed our initial public offering. During the same period, income from operations increased to $8.9 million from $1.8 million. Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 865 compressors at December 31, 2005.
     Net income for the year ended December 31, 2005 increased 33.9% to $4.4 million ($.52 per diluted share), as compared to $3.3 million ($.52 per diluted share) for the year ended December 31, 2004. Our 2004 net income included life insurance proceeds in the amount of $1.5 million we received upon the death in March 2004 of our former President and Chief Executive Officer.
     At December 31, 2005, current assets were $24.6 million, which included $3.3 million of cash. Current liabilities were $11.2 million, and longer-term debt was $22.2 million. Our stockholders’ equity as of December 31, 2005 was $45.7 million.
     We were incorporated in Colorado on December 17, 1998 and initially operated through wholly or partly owned subsidiaries, all of which have either been merged into us or dissolved. However, a portion of our operations are currently conducted through SCS.
     As a part of our rental business, in 2000 we and another third party formed Hy-Bon Rotary Compression LLC, or “HBRC”, for the purpose of renting natural gas compressors. Although we each owned a 50% interest in HBRC, profits realized by HBRC were shared by us in proportion to amounts received by HBRC from the lease of natural gas compressors that were contributed to HBRC by us and by the third party. We contributed 40 compressors and the third party contributed 28 compressors to HBRC. Effective January 1, 2003, HBRC sold to us the 28 compressor packages contributed by the third party for the cash purchase price of $2.2 million and we retained all of HBRC’s assets upon the other party’s withdrawal from HBRC. In March 2001, we acquired, through one of our former subsidiaries, all of the compression related assets of Dominion Michigan Petroleum Services, Inc., an unaffiliated subsidiary of Dominion Resources, Inc., that was in the business of manufacturing, fabricating, selling, renting and maintaining natural gas compressors.

     We maintain our principal offices at 2911 South County Road 1260, Midland, Texas 79706 and our telephone number is (432) 563-3974. Our website is located at http://www.ngsgi.com. The information on or that can be accessed through our website is not part of this Annual Report on Form 10-K.
Recent Developments
     On March 8, 2006, we sold 2,468,000 shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of approximately $40.3 million. The net proceeds to us from the offering have been used to reduce our debt by $5.0 million; approximately $27 million to $32 million will be used for our 2006 capital expenditure budget; and the remainder for working capital and general corporate purposes. We did not receive any proceeds from sales by certain selling stockholders. We granted the underwriter an option for a period of 30 days to purchase up to an additional 427,500 shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, we sold an additional 427,500 shares, resulting in proceeds to us of approximately $7.0 million, in addition to the net proceeds of approximately $40.3 million from the sale of the 2,468,000 shares of common stock on March 8, 2006.
Industry Trends
     Natural gas prices historically have been volatile, and this volatility is expected to continue. Uncertainty continues to exist as to the direction of future United States and worldwide natural gas and crude oil price trends. In our opinion, overall natural gas production in the United States is declining, and the increasing recognition of natural gas as a more environmentally friendly source of energy is likely to result in increases in demand. Being primarily a provider of services and equipment to natural gas producers, we are more significantly impacted by changes in natural gas prices than by changes in crude oil and condensate prices. Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal.
     We believe part of the growth of the rental compression capacity in the U.S. market has been driven by the trend toward outsourcing by energy producers and processors. Renting does not require the purchaser to make large capital expenditures for new equipment or to obtain financing through a lending institution. This allows the customer’s capital to be used for additional exploration and production of natural gas and oil.
     We believe that there will continue to be a growing demand for natural gas. We expect demand for our products and services to continue to rise as a result of:
•	the increasing demand for and limited supply of energy, both domestically and abroad;

•	continued non-conventional gas exploration and production;

•	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

•	the cost savings of using natural gas rather than electricity for heat generation;

•	implementation of international environmental and conservation laws;

•	the aging of producing natural gas reserves worldwide; and

•	the extensive supply of undeveloped natural gas reserves.
Our Operating Units
     Gas Compressor Rental. Our rental business is primarily focused on non-conventional gas production. We provide rental of small to medium horsepower compression equipment to customers via contracts typically having minimum initial terms of six to 24 months. Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term. By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time. Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. As of December 31, 2005, approximately 94.8% of our rental fleet was utilized. In 2006, we intend to increase the number of units in our rental fleet by 30% to 40%.
     The size, type and geographic diversity of our rental fleet enables us to provide our customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than the customer trying to fit the job to its own equipment. We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of contract and the inclusion of any other services desired, such as rental, installation, transportation and daily operation.
     As of December 31, 2005, we had 865 natural gas compressors in our rental fleet totaling approximately 97,275 horsepower, as compared to 586 natural gas compressors totaling approximately 64,928 horsepower at December 31, 2004. As of December 31, 2005, we had 820 natural gas compressors totaling approximately 90,486 horsepower rented to 75 third parties, compared to 562 natural gas compressors totaling approximately 60,812 horsepower rented to 55 third parties at December 31, 2004. Of the 820 natural gas compressors, 97 were rented to Dominion Exploration and its affiliates.
     As of February 28, 2006, we had 896 natural gas compressors in our rental fleet totaling approximately 100,894 horsepower, as compared to 635 natural gas compressors totaling approximately 70,242 horsepower leased to 54 third parties at February 28, 2005 and as compared to 385 natural gas compressors totaling approximately 43,149 horsepower at February 28, 2004. As of February 28, 2006, we had 876 natural gas compressors totaling approximately 94,315 horsepower rented to 75 third parties, compared to 582 natural gas compressors totaling approximately 64,441 horsepower leased to 53 third parties at February 28, 2005 and as compared to 379 natural gas compressors totaling approximately 43,149 horsepower leased to 46 third parties at February 28, 2004. Of the 876 natural gas compressors, 96 were rented to Dominion Exploration and its affiliates.
Engineered Equipment Sales
•	Compressor fabrication. Fabrication involves the assembly of compressor components manufactured by us or other third parties into compressor units that are ready for rental or sale. In addition to fabricating compressors for our rental fleet, we engineer and fabricate natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought.

•	Compressor manufacturing. We design and manufacture our own proprietary line of reciprocating compressor frames, cylinders and parts known as our “CiP”, or Cylinder-in-Plane, product line. We use the finished components to fabricate compressor units for our rental fleet or for sale to third parties. We also sell finished components to other fabricators.

•	Flare fabrication. We design, fabricate, sell, install and service flare stacks and related ignition and control devices for the onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. Applications for this equipment are often environmentally and regulatory driven, and we believe we are a leading supplier to this market.

•	Parts sales and compressor rebuilds. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business.
     Service and Maintenance. We service and maintain compressors owned by our customers on an “as needed” or contractual basis. Natural gas compressors require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes physical and visual inspections and other parametric checks that indicate a change in the condition of the compressors. We perform wear-particle analysis on all packages and perform overhauls on a condition-based interval or a time-based schedule. Based on our past experience, these maintenance procedures maximize component life and unit availability and minimize downtime.
     As of February 28, 2006, we had written maintenance agreements with third parties relating to 49 compressors. Each written maintenance agreement has from two to five years left on its term and each expires on December 31 in the expiration year. During our years ended December 31, 2005, 2004 and 2003, we received revenue of approximately $962,000, $1,618,000 and $1,073,000 (approximately 5%, 10% and 8% of our total consolidated revenue), respectively, from maintenance agreements.
Business Strategy
     We intend to grow our revenue and profitability by pursuing the following business strategies:
•	Expand rental fleet. Using the additional fabrication capacity gained with the SCS acquisition, we intend to increase our market share by expanding our rental fleet 30% to 40% by the end of 2006. We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead gas compressors for non-conventional gas production, which is the single largest and fastest growing segment of U.S. gas production according to data from the Energy Information Administration. As of December 31, 2005, we had 820 natural gas compressors rented to third parties.

•	Operational expansion. With the planned increase in our rental fleet, we intend to expand our operations in existing areas, as well as pursue focused expansion into new geographic regions. We have recently entered new markets in Appalachia and the Rocky Mountains.

•	Expand CiP (Cylinder-in-Plane) product line. The CiP, or Cylinder-in-Plane, is our proprietary reciprocating compressor product line. This product line has allowed us to expand our compressor rentals and sales into higher pressure gas gathering and transmission lines. We intend to establish new distributorship relationships and after-market sales and services networks.

•	Selectively pursue acquisitions. We intend to evaluate potential acquisitions that would provide us with access to new markets or enhance our current market position.
Competitive Strengths
     We believe we are well positioned to execute our business strategy because of the following competitive strengths:
•	Superior customer service. Our emphasis on the small to medium horsepower markets has enabled us to effectively meet the evolving needs of our customers. We believe these markets have been under-serviced by our larger competitors which, coupled with our personalized services and in-depth knowledge of our customers’ operating needs and growth plans, have allowed us to enhance our relationships with existing customers as well as attract new customers. The size, type and geographic diversity of our rental fleet enables us to provide customers with a range of compression units that can serve a wide variety of applications. We are able to select the correct equipment for the job, rather than the customer trying to fit its application to our equipment.

•	Diversified product line. Our compressors are available as high and low pressure rotary screw and reciprocating packages. They are designed to meet a number of applications, including wellhead production, natural gas gathering, natural gas transmission, vapor recovery and gas and plunger lift. In addition, our compressors can be built to handle a variety of gas mixtures, including air, nitrogen, carbon dioxide, hydrogen sulfide and hydrocarbon gases. A diversified product line helps us compete by being able to satisfy widely varying pressure, volume and production conditions that customers encounter.

•	Purpose built rental compressors. Our rental compressor packages have been designed and built to address the primary requirements of our customers in the producing regions in which we operate. Our units are compact in design and are easy, quick and inexpensive to move, install and start-up. Our control systems are technically advanced and allow the operator to start and stop our units remotely and/or in accordance with well conditions. We believe our rental fleet is also one of the newest with an average age of less than three years old.

•	Experienced management team. On average, our executive and operating management team has over 20 years of oilfield services industry experience. We believe our management team has successfully demonstrated its ability to grow our business both organically and through selective acquisitions.

•	Broad geographic presence. We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in New Mexico, Texas, Michigan, Colorado, Wyoming, Utah, Oklahoma, Pennsylvania, West Virginia and Kansas. Our footprint allows us to service many of the natural gas producing regions in the United States. We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel.

•	Long-standing customer relationships. We have developed long-standing relationships providing compression equipment to many major and independent oil and natural gas companies. Our customers generally continue to rent our compressors after the expiration of the initial terms of our rental agreements, which we believe reflects their satisfaction with the reliability and performance of our services and products.
Major Customers
     During the year ended December 31, 2005, revenues from Dominion Exploration & Production, Inc. and XTO Energy, Inc. amounted to approximately 9.0% and 36%, respectively, of consolidated revenue. No other single customer accounted for more than approximately 10% of our consolidated revenues during the year ended December 31, 2005. Sales to Dominion Exploration & Production, Inc. and Devon Energy Corporation during the year ended December 31, 2004 amounted to a total of approximately 21% and 17%, respectively, of consolidated revenue. During the year ended December 31, 2003, sales to Dominion Exploration amounted to approximately 28% of consolidated revenue and sales to Devon Energy Corporation amounted to approximately 10% of consolidated revenue. No other single customer accounted for more than 10% of our revenues in 2003 and 2004. At December 31, 2004, Devon Energy Corporation and Pogo Producing Company accounted for approximately 12% and 10%, respectively, of our trade accounts receivable. At December 31, 2005, XTO Energy, Inc. accounted for approximately 44% of our trade accounts receivable. No other single customer accounted for more than 10% of our trade accounts receivable at December 31, 2005. The loss of any one or more of the above customers could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers. Our top five customers accounted for approximately 53% of our trade accounts receivable at December 31, 2005.
Sales and Marketing
     Our salespeople pursue the rental and sales market for compressors and flare equipment and other services in their respective territories. Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions. Our sales and marketing strategy is focused on communication with current customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals. Our sales and marketing personnel coordinate with our operations personnel in order to promptly respond to and address customer needs. Our overall sales and marketing efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through enhanced product design, fabrication, manufacturing, installation, customer service and support.
Competition
     We have a number of competitors in the natural gas compression segment, some of which have greater financial resources. We believe that we compete effectively on the basis of price; customer service, including the ability to place personnel in remote locations; flexibility in meeting customer needs; and quality and reliability of our compressors and related services.
     Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory does not increase commensurately.
Backlog
     As of December 31, 2005, we had a sales backlog of approximately $27.5 million. We expect to fulfill substantially all of this backlog in 2006. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. Our backlog has increased over the past year as a result of higher activity levels and longer supplier delivery schedules. There can be no assurance, however, that the orders representing such backlog will not be cancelled.
Employees
     As of December 31, 2005, we had 236 total employees. No employees are represented by a labor union and we believe we have good relations with our employees.
Liability and Other Insurance Coverage
     Our equipment and services are provided to customers who are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, craterings, fires, and oil spills. We maintain liability insurance that we believe is customary in the industry. We also maintain insurance with respect to our facilities. Based on our historical experience, we believe that our insurance coverage is adequate. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.
Government Regulation
     All of our operations and facilities are subject to numerous federal, state, foreign and local laws, rules and regulations related to various aspects of our business, including containment and disposal of hazardous materials, oilfield waste, other waste materials and acids.
     To date, we have not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material and we could incur liabilities for noncompliance.
     Our business is generally affected by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase our costs and could have an adverse effect on our operations. The state and federal environmental laws and regulations that currently apply to our operations could become more stringent in the future.
     We have utilized operating and disposal practices that were or are currently standard in the industry. However, materials such as solvents, thinner, waste paint, waste oil, washdown waters and sandblast material may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors. In addition, some of these properties have been operated by third parties over whom we have no control either as to such entities’ treatment of materials or the manner in which such materials may have been disposed of or released.
     The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, commonly known as CERCLA, and comparable state statutes impose strict liability on:
•	owners and operators of sites,

•	persons who disposed of or arranged for the disposal of “hazardous substances” found at sites.
     The federal Resource Conservation and Recovery Act and comparable state statutes govern the disposal of “hazardous wastes.” Although CERCLA currently excludes certain materials from the definition of “hazardous substances,” and the Resource Conservation and Recovery Act also excludes certain materials from regulation, such exemptions by Congress under both CERCLA and the Resource Conservation and Recovery Act may be deleted, limited or modified in the future. We could become subject to requirements to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties.

     The federal Water Pollution Control Act and the Oil Pollution Act of 1990 and implementing regulations govern:
•	the prevention of discharges, including oil and produced water spills, and

•	liability for drainage into waters.
     Our operations are also subject to federal, state, and local regulations for the control of air emissions. The federal Clean Air Act and various state and local laws impose on us certain air quality requirements. Amendments to the Clean Air Act revised the definition of “major source” such that emissions from both wellhead and associated equipment involved in oil and natural gas production may be added to determine if a source is a “major source.” As a consequence, more facilities may become major sources and thus may require us to make increased compliance expenditures.
     We believe that our existing environmental control procedures are adequate and that we are in substantial compliance with environmental laws and regulations, and the phasing in of emission controls and other known regulatory requirements should not have a material adverse affect on our financial condition or operational results. However, it is possible that future developments, such as new or increasingly strict requirements and environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance by us. While we may be able to pass on the additional cost of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful. Some risk of environmental liability and other costs are inherent in the nature of our business, however, and there can be no assurance that environmental costs will not rise.
Patents, Trademarks and Other Intellectual Property
     We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements. We currently own two United States patents covering certain flare system technologies, which expire in May 2006 and in January 2010, respectively. We do not own any foreign patents. Although we continue to use the patented technology and consider it useful in certain applications, we do not consider these patents to be material to our business as a whole.
Suppliers and Raw Materials
     Fabrication of our rental compressors involves the purchase by us of engines, compressors, coolers and other components, and the assembly of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which typically requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the result of our operations and financial condition, particularly if we were unable to increase our rental rates and sale prices proportionate to any such component price increases.
Glossary of Industry Terms
     “coalbed methane” — A natural gas generated during coal formation and provided from coal seams or adjacent sandstones.
     “gas shales” — Fine grained rocks where the predominant gas storage mechanism is sorption and gas is stored in volumes that are potentially economic.
     “reciprocating compressors” — A reciprocating compressor is a type of compressor which compresses vapor by using a piston in a cylinder and a back-and-forth motion.
     “screw compressors” — A type of compressor used in vapor compression where two intermesh rotors create pockets of continuously decreasing volume, in which the vapor is compressed and its pressure is increased.

     “tight gas” — A gas bearing sandstone or carbonate matrix (which may or may not contain natural fractures) which exhibits a low-permeability (tight) reservoir.
ITEM 1A. RISK FACTORS
     You should carefully consider the following risks before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. If this occurs, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our industry, our business and our common stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations.
Risks Associated With Our Industry
Decreased oil and natural gas prices and oil and gas industry expenditure levels would adversely affect our revenue.
     Our revenue is derived from expenditures in the oil and natural gas industry which, in turn, are based on budgets to explore for, develop and produce oil and natural gas. If these expenditures decline, our revenue will suffer. The industry’s willingness to explore for, develop and produce oil and natural gas depends largely upon the prevailing view of future oil and natural gas prices. Prices for oil and gas historically have been, and are likely to continue to be, highly volatile. Many factors affect the supply and demand for oil and natural gas and, therefore, influence oil and natural gas prices, including:
•	the level of oil and natural gas production;

•	the level of oil and natural gas inventories;

•	domestic and worldwide demand for oil and natural gas;

•	the expected cost of developing new reserves;

•	the cost of producing oil and natural gas;

•	the level of drilling and producing activity;

•	inclement weather;

•	domestic and worldwide economic activity;

•	regulatory and other federal and state requirements in the United States;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	political conditions in or affecting oil and natural gas producing countries;

•	terrorist activities in the United States and elsewhere;

•	the cost of developing alternate energy sources;

•	environmental regulation; and

•	tax policies.
     If the demand for oil and natural gas decreases, then demand for our compressors likely will decrease.

     Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services. Our rental contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices. Any reduction in drilling and production activities may materially erode both pricing and utilization rates for our equipment and services and adversely affects our financial results. As a result, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.
The intense competition in our industry could result in reduced profitability and loss of market share for us.
     In our business segments, we compete with the oil and natural gas industry’s largest equipment and service providers who have greater name recognition than we do. These companies also have substantially greater financial resources, larger operations and greater budgets for marketing, research and development than we do. They may be better able to compete because of their broader geographic dispersion, the greater number of compressors in their fleet or their product and service diversity. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned than us to successfully endure downturns in the oil and natural gas industry.
     Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. Additionally, we may face competition in our efforts to acquire other businesses.
Our industry is highly cyclical, and our results of operations may be volatile.
     Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing. Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time. We may be required to enter into lower rate rental contracts in response to market conditions in the future, and our sales may decrease as a result of such conditions.
     Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business. As a result of the cyclicality of our industry, our results of operations may be volatile in the future.
We are subject to extensive environmental laws and regulations that could require us to take costly compliance actions that could harm our financial condition.
     Our fabrication and maintenance operations are significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. In these operations, we generate and manage hazardous wastes such as solvents, thinner, waste paint, waste oil, washdown wastes, and sandblast material. We attempt to use generally accepted operating and disposal practices and, with respect to acquisitions, will attempt to identify and assess whether there is any environmental risk before completing an acquisition. Based on the nature of the industry, however, hydrocarbons or other wastes may have been disposed of or released on or under properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. The waste on these properties may be subject to federal or state environmental laws that could require us to remove the wastes or remediate sites where they have been released. We could be exposed to liability for cleanup costs, natural resource and other damages as a result of our conduct or the conduct of, or conditions caused by, prior owners, lessees or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.
     Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could harm our operations and financial condition, including the:
•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	reduction or cessation in operations; and

•	performance of site investigatory, remedial or other corrective actions.
Risks Associated With Our Company
We might be unable to employ adequate technical personnel, which could hamper our plans for expansion or increase our costs.
     Many of the compressors that we sell or rent are mechanically complex and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain a sufficient number of technical personnel who have the ability to design, utilize, enhance and maintain these compressors. Our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or cause an increase in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase and our operations and growth potential could be impaired.
We could be subject to substantial liability claims that could harm our financial condition.
     Our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations.
     While we maintain insurance coverage, we face the following risks under our insurance coverage:
•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may be faced with types of liabilities that will not be covered by our insurance, such as damages from significant product liabilities and from environmental contamination;

•	the dollar amount of any liabilities may exceed our policy limits; and

•	we do not maintain coverage against the risk of interruption of our business.
     Any claims made under our policy will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, would reduce our earnings and our cash available for operations.
We will require a substantial amount of capital to expand our compressor rental fleet and grow our business.
     During 2006, we plan to spend approximately $25.0 million to $30.0 million in capital expenditures to expand our rental fleet. The amount and timing of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.
     Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings. Although we believe that the proceeds from our recently completed public offering, cash flows from our operations and borrowings under our existing bank credit facility will provide us with sufficient cash to fund our planned capital expenditures for 2006, we cannot assure you that these sources will be sufficient. We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2006, and necessary capital may not be available to us when we need it or on acceptable terms. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our current debt level is high and may negatively impact our current and future financial stability.
     As of December 31, 2005, we had an aggregate of approximately $28.2 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $2.0 million, and accounts payable and accrued expenses of approximately $5.1 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
•	our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;

•	a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for other purposes; and

•	our significant leverage could make us more vulnerable to economic downturns.
If we are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.
     As of December 31, 2005, our principal payments for our debt service requirements were approximately $473,000 on a monthly basis; $1.4 million on a quarterly basis; and $5.7 million on an annual basis. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due. If this were to occur, we may be forced to:
•	sell assets at disadvantageous prices;

•	obtain additional financing; or

•	refinance all or a portion of our indebtedness on terms that may be less favorable to us.
Our current bank loan agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.
     Under the terms of our loan agreement, we must:
•	comply with a minimum current ratio;

•	maintain minimum levels of tangible net worth;

•	not exceed specified levels of debt;

•	comply with a debt service coverage ratio; and

•	comply with a debt to tangible net worth ratio.
     Our ability to meet the financial ratios and tests under our bank loan agreement can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests. A breach of any one of these covenants could permit the bank to accelerate the debt so that it is immediately due and payable. If a breach occurred, no further borrowings would be available under our loan agreement. If we were unable to repay the debt, the bank could proceed against and foreclose on our assets.
If we fail to acquire or successfully integrate additional businesses, our growth may be limited and our results of operations may suffer.
     As part of our business strategy, we intend to evaluate potential acquisitions of other businesses or assets. However, there can be no assurance that we will be successful in consummating any such acquisitions. Successful acquisition of businesses or assets will depend on various factors, including, but not limited to, our ability to obtain financing and the competitive environment for acquisitions. In addition, we may not be able to successfully integrate any businesses or assets that we acquire in the future. The integration of acquired businesses is likely to be complex and time consuming and place a significant strain on management and may disrupt our business. We also may be adversely impacted by any unknown liabilities of acquired businesses, including environmental liabilities. We may encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.
As of December 31, 2005, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.
     The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area. In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. We cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates. The inability to timely renew or re-rent a substantial portion of our compressor rental fleet would have a material adverse effect upon our business, consolidated financial condition, results of operations and cash flows.
The loss of one or more of our current customers could adversely affect our results of operations. It is likely that we will not continue to receive the same level of revenues we have received in the past from one of our customers.
     Our business is dependent not only on securing new customers but also on maintaining current customers. In connection with our acquisition in March 2001 of the compression related assets of Dominion Michigan Petroleum Services, Inc., an affiliate of Dominion Michigan, Dominion Exploration & Production, Inc., committed to purchase compressors from us or enter into five year rental contracts with us for compression totaling five-thousand horsepower. This obligation expired December 31, 2005. In August 2005, we and competing third parties were invited to submit bids for providing continued rental and maintenance services to Dominion. In October 2005, we were advised that we will retain Dominion’s screw compressor rental business and the associated maintenance and service business, but that an unaffiliated third party will maintain and service Dominion’s reciprocating compressors. We estimate that the screw compressor rental, maintenance and service business we have retained from Dominion Exploration represented approximately 78% and 86% of our revenues from Dominion Exploration in the years ended December 31, 2004 and 2005, respectively. Dominion Exploration & Production, Inc. accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2004, and approximately 9% of our consolidated revenue for the year ended December 31, 2005. XTO Energy, Inc. accounted for approximately 36% of our consolidated revenue for the year ended December 31, 2005. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.
Loss of key members of our management could adversely affect our business.
     We depend on the continued employment and performance of Stephen C. Taylor, our Chairman of the Board of Directors, President and Chief Executive Officer, and other key members of our management. If any of our key managers resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.
Failure to effectively manage our growth and expansion could adversely affect our business and operating results and our internal controls.
     We have rapidly and significantly expanded our operations in recent years and anticipate that our growth will continue if we are able to execute our strategy. Our rapid growth has placed significant strain on our management and other resources which, given our expected future growth rate, is likely to continue. To manage our future growth, we must, among other things:
•	accurately assess the number of additional officers and employees we will require and the areas in which they will be required;

•	attract, hire and retain additional highly skilled and motivated officers and employees;

•	train and manage our work force in a timely and effective manner;

•	upgrade and expand our office infrastructure so that it is appropriate for our level of activity; and

•	improve our financial and management controls, reporting systems and procedures.
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
Failure to maintain effective internal controls could have a material adverse effect on our operations.
     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by SEC rules under the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and to help prevent financial fraud. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports or prevent fraud, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the price of our stock could decrease as a result.
We must evaluate our intangible assets annually for impairment.
     Our intangible assets are recorded at cost less accumulated amortization and consist of goodwill and patent costs and other identifiable intangibles acquired as part of the SCS acquisition. Through December 31, 2001, goodwill was amortized using the straight-line method over 15 years and patent costs were amortized over 13 to 15 years.
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FAS 142 provides that: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. If we determine that our intangible assets with indefinite lives have been impaired, we must record a write-down of those assets on our consolidated statements of income during the period of impairment. Our determination of impairment will be based on various factors, including any of the following factors, if they materialize:
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

     We adopted FAS 142 as of January 1, 2002. Based on an independent valuation in July 2002 and June 2003 and an internal evaluation in December 2004 and June 2005 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2003, 2004 or 2005. In the future it could result in impairments of our intangible assets or goodwill. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $2.7 million as of December 31, 2004, and at December 31, 2005, the carrying value of net intangible assets had increased to approximately $14.0 million with the acquisition of Screw Compression Systems, Inc. in January 2005. Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.
Risks Associated With Our Common Stock
The price of our common stock may fluctuate which may cause our common stock to trade at a substantially lower price than the price which you paid for our common stock.
     The trading price of our common stock and the price at which we may sell securities in the future is subject to substantial fluctuations in response to various factors, including our ability to successfully accomplish our business strategy, the trading volume of our stock, changes in governmental regulations, actual or anticipated variations in our quarterly or annual financial results, our involvement in litigation, general market conditions, the prices of oil and natural gas, announcements by us and our competitors, our liquidity, our ability to raise additional funds, and other events.
Future sales of our common stock could adversely affect our stock price.
     Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. These potential sales could include sales of shares of our common stock by our Directors and officers, who beneficially owned approximately 12.34% of the outstanding shares of our common stock as of March 30, 2006. We have filed registration statements with the Securities and Exchange Commission registering the resale of approximately 649,574 shares of our currently outstanding common stock and approximately 289,696 shares of common stock that may be issued upon exercise of outstanding stock options and warrants. In January 2005, we issued a total of 609,756 shares of our common stock to the former stockholders of SCS in partial payment of the total purchase price for SCS. When originally issued, all of these shares were “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended. As of March 29, 2006, a total of 477,756 of these shares remain “restricted” securities under Rule 144. Under Rule 144, shares of our common stock that have been held for at least one year may generally be sold in brokers transaction if the amount of shares sold by any stockholder (and the stockholder’s transferees under certain circumstances) in any three-month period does not exceed the greater of 1% of the outstanding stock (currently approximately 119,279 shares) or the four-week average weekly trading volume of the common stock. The 609,756 shares of common stock we issued to the former stockholders of SCS became eligible for sale under Rule 144 on January 3, 2006, and a total of 132,000 of these shares were sold in our public offering that we completed on March 8, 2006. Substantially all other outstanding shares of common stock held by non-affiliates are freely tradable.
If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.
     The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analysts coverage. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

If we issue debt or equity securities, you may lose certain rights and be diluted.
     If we raise funds in the future through the issuance of debt or equity securities, the securities issued may have rights and preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations or dilute your ownership in Natural Gas Services Group, Inc.
We do not intend to pay, and have restrictions upon our ability to pay, dividends on our common stock.
     We have not paid cash dividends in the past and do not intend to pay dividends on our common stock in the foreseeable future. Net income from our operations, if any, will be used for the development of our business, including capital expenditures, and to retire debt. In addition, our bank loan agreement contains restrictions on our ability to pay cash dividends on our common stock.
We have a comparatively low number of shares of common stock outstanding and, therefore, our common stock may suffer from limited liquidity and its prices will likely be volatile and its value may be adversely affected.
     Because of our relatively low number of outstanding shares of common stock, the trading price of our common stock will likely be subject to significant price fluctuations and limited liquidity. This may adversely affect the value of your investment. In addition, our common stock price could be subject to fluctuations in response to variations in quarterly operating results, changes in management, future announcements concerning us, general trends in the industry and other events or factors as well as those described above.
Provisions contained in our governing documents could hinder a change in control of us.
     Our articles of incorporation and bylaws contain provisions that may discourage acquisition bids and may limit the price investors are willing to pay for our common stock. Our articles of incorporation and bylaws provide that:
•	directors will be elected for three-year terms, with approximately one-third of the board of directors standing for election each year;

•	cumulative voting is not allowed, which limits the ability of minority shareholders to elect any directors;

•	the unanimous vote of the board of directors or the affirmative vote of the holders of not less than 80% of the votes entitled to be cast by the holders of all shares entitled to vote in the election of directors is required to change the size of the board of directors; and

•	directors may be removed only for cause and only by the holders of not less than 80% of the votes entitled to be cast on the matter.
     Our Board of Directors has the authority to issue up to five million shares of preferred stock. The Board of Directors can fix the terms of the preferred stock without any action on the part of our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. In addition, preferred tock could be used in connection with the Board of Directors’ adoption of a shareholders’ rights plan (also known as a poison pill), which would make it much more difficult to elect a change in control of our company through acquiring or controlling blocks of stock. Also, after completion of this offering, our Directors and officers as a group will continue to beneficially own stock. Although this is not a majority of our stock, it confers substantial voting power in the election of Directors and management of our company. This would make it difficult for other minority stockholders, such as the investors in this offering, to effect a change in control or otherwise extend any significant control over the management of our company. This may adversely affect the market price and interfere with the voting and other rights of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     We have not received any written comments from the Staff of the Securities and Exchange Commission that remain unresolved.

ITEM 2. PROPERTIES
     The table below describes the material facilities owned or leased by Natural Gas Services Group and SCS as of March 30, 2006:

Location	Status	Square Feet	Uses

Tulsa, Oklahoma	Owned and Leased	91,780(1)	Executive offices of SCS and compressor fabrication, manufacturing, rental and services

Midland, Texas	Owned	24,600	Compressor fabrication, rental and services

Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services

Bridgeport, Texas	Leased	4,500	Office and parts and services

Midland, Texas	Owned	4,100	Executive offices and parts and services

Bloomfield, New Mexico	Leased	4,672	Office and parts and services

		145,012

(1)	Includes 52,780 square feet owned by SCS on which its executive offices are located and on which compressor fabrication, rental and service operations are conducted; 19,500 square feet leased by SCS for manufacturing CiP compressors; and 19,500 square feet leased by SCS for compressor fabrication.
     We believe that our properties are generally well maintained and in good condition and adequate for our purposes.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material legal proceedings and are not aware of any threatened litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matters to a vote of our security holders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is quoted on the American Stock Exchange under the symbol NGS. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the American Stock Exchange. Our common stock began trading on October 21, 2002.

	Low	High
	Year Ended
	December 31, 2003

First Quarter	$3.70	$4.30
Second Quarter	3.65	7.25
Third Quarter	5.45	6.75
Fourth Quarter	5.25	6.24

	Year Ended
	December 31, 2004

First Quarter	$5.41	$7.20
Second Quarter	7.20	10.04
Third Quarter	7.12	9.45
Fourth Quarter	8.07	9.43

	Year Ended
	December 31, 2005

First Quarter	$9.08	$11.11
Second Quarter	9.51	11.85
Third Quarter	11.55	36.00
Fourth Quarter	15.67	39.99
     As of March 30, 2006, there were approximately 29 holders of record of our common stock. On March 30, 2006, the last reported sale price of our common stock as reported by the American Stock Exchange was $17.83 per share.
Dividends
     We have never declared or paid any dividends on our common stock. We currently intend to continue our policy of retaining earnings for use in our business and we do not anticipate paying cash dividends on our common stock. Our ability to pay cash dividends in the future on the common stock will be dependent upon our:
•	financial condition,

•	results of operations,

•	current and anticipated cash requirements,

•	plans for expansion,

•	restrictions, under our debt obligations,

as well as other factors that our Board of Directors deems relevant. The loan agreement with our bank lender contains provisions that restrict us from paying dividends on our common stock.
Sales of Unregistered Securities during the Year Ended December 31, 2005
     On January 3, 2005, we issued 609,756 shares of common stock in partial payment of the purchase price for our purchase of all of the outstanding capital stock of Screw Compression Systems, Inc. Of the total number of shares issued, 426,829 shares were issued to Paul D. Hensley; 121,951 shares were issued to Tony Vohjesus; and 60,976 shares were issued to James R. Hazlett. A total of 132,000 of these shares were sold by Messrs. Hensley, Vohjesus and Hazlett in our recently completed public offering. The remaining 477,756 shares are “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and bear a legend to that effect. Each of Messrs. Hensley, Vohjesus and Hazlett represented and warranted that the common stock was acquired for investment purposes only, and not with a view to, or for resale in connection with, any distribution; had been furnished all information (or provided access to all information) required to evaluate an investment in the common stock; is an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act; and acknowledged that the common stock is subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. The issuance and sale of the common stock was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act, as a transaction not involving a public offering.
     In January 2001, we privately placed “units” consisting of (1) $1,539,261 aggregate principal amount of subordinated notes maturing December 31, 2006 and bearing interest at the rate of 10% per annum and (2) warrants to purchase a total of 615,704 shares of our common stock. Each unit consisted of a 10% subordinated note in the principal amount of $25,000 and a warrant to purchase 10,000 shares of our common stock. The warrants are exercisable at a price of $3.25 per share and expire December 31, 2006. The units were privately placed to 40 investors in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes. During the twelve months ended December 31, 2005, 487,704 shares of common stock were issued upon exercise of the warrants. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a)(9) and Section 4(2) of the Securities Act.
Equity Compensation Plans
     The following is a table with information regarding our equity compensation plans as of December 31, 2005:

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	101,668	$7.01	9,500

Equity compensation plans not approved by security holders	99,028	$5.61	—

Total	200,696	$6.32	9,500
Repurchase of Equity Securities
     No repurchases of our securities were made by or on our behalf or any “affiliated purchaser” as defined in Rule 10b — 18(a)(3) during the fourth quarter of the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA
     In the table below, we provide you with selected historical financial data. We have derived this information from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2005. This information is only a summary and it is important that you read this information along with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented. The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2001	2002	2003	2004	2005(1)
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$8,762	$10,297	$12,750	$15,958	$49,311
Costs of revenue, exclusive of depreciation shown separately below	4,942	5,572	6,057	6,951	31,338

Gross profit	3,820	4,725	6,693	9,007	17,973
Depreciation and amortization	901	1,166	1,726	2,444	4,224
Other operating expenses	1,720	1,718	2,292	2,652	4,890

Operating income	1,199	1,841	2,675	3,911	8,859
Total other income (expense)(2)	(503)	(471)	(671)	603	(1,798)

Income before income taxes	696	1,370	2,004	4,514	7,061
Income tax expense	314	584	697	1,140	2,615

Net income	382	786	1,307	3,374	4,446
Preferred dividends	11	107	121	53	—

Net income available to common stockholders	$371	$679	$1,186	$3,321	$4,446

Net income per common share:
Basic	$0.11	$0.19	$0.24	$0.59	$0.59
Diluted	$0.11	$0.16	$0.23	$0.52	$0.52
Weighted average shares of common stock outstanding:
Basic	3,358	3,649	4,947	5,591	7,564
Diluted	3,484	4,305	5,253	6,383	8,481
EBITDA(3)	$2,523	$3,511	$4,397	$7,796	$13,282

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
BALANCE SHEET INFORMATION:
Current assets	$3,248	$5,084	$3,654	$7,295	$24,642
Total assets	18,810	23,937	28,270	43,255	86,369
Long-term debt (including current portion)	10,009	8,847	10,724	15,017	28,205
Stockholders’ equity	5,781	13,001	14,425	22,903	45,690

(1)	The information for the periods presented may not be comparable because of our acquisition of SCS in January 2005. For additional information regarding this acquisition, you should read the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 13. Certain Relationships and Related Transactions — Acquisition of Screw Compression Systems, Inc.” in this Annual Report on Form 10-K.

(2)	Total other income (expense) for the year ended December 31, 2004 includes $1.5 million in life insurance proceeds paid to us upon the death of our Chief Executive Officer.

(3)	“EBITDA” is a non-GAAP financial measure of earnings (net income) from continuing operations before interest, taxes, depreciation, and amortization. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes EBITDA is useful to an investor in evaluating our operating performance because:
•	it is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of EBITDA, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating structure; and

•	it is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.
There are material limitations to using EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. The following table reconciles EBITDA to our net income, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2001	2002	2003	2004	2005
			(in thousands)

EBITDA	$2,523	$3,511	$4,397	$7,796	$13,282
Depreciation and amortization	903	1,166	1,726	2,444	4,224
Interest expense, net	924	975	667	838	1,997
Income taxes	314	584	697	1,140	2,615

Net Income	$382	$786	$1,307	$3,374	$4,446

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2005. You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and the related notes.
     The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward Looking Statements” on page (ii).
Overview
     We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of December 31, 2005, we had 820 natural gas compressors totaling 90,486 horsepower rented to 75 third parties, compared to 562 natural gas compressors totaling 60,812 horsepower rented to 55 third parties at December 31, 2004. Of the 820 natural gas compressors, 97 were rented to Dominion Exploration & Production, Inc. and its affiliates.
     We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves the purchase by us of engines, compressors, coolers and other components, and then assembling these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.
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
     We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.
     The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2002	2003	2004	2005
	(in thousands)

Sales	$4,336	$3,865	$3,593	$30,278
Service and maintenance	1,563	1,773	1,874	2,424
Rental	4,398	7,112	10,491	16,609

Total	$10,297	$12,750	$15,958	$49,311

     On January 3, 2005, we completed the acquisition of Screw Compression Systems, Inc., or “SCS,” for consideration consisting of $8.0 million in cash, subordinated promissory notes payable by us to the former stockholders of SCS in the aggregate principal amount of $3.0 million, and 609,756 shares of our common stock. As a result of this acquisition, our results of operations for periods before and after the completion of the acquisition may not be comparable.
     Historically, the majority of our revenues and income from operations has come from our compressor rental business. The acquisition of SCS, which is engaged primarily in the business of custom fabrication of compressors for sale to third parties, significantly altered the mix of our revenues, with compressor sales now contributing the largest percentage of our revenues. Margins for our rental business have recently averaged 60% to 65%, while margins for the compressor sales business have recently averaged approximately 20%. As a result of the SCS acquisition, therefore, our overall margins have declined in 2005 compared to prior periods because of the difference in our product mix. Our strategy for growth is focused on our compressor rental business, and we intend to use the additional fabrication capacity now available through SCS to expand our rental fleet while continuing SCS’s core custom fabrication business. As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall margins to improve from those experienced in 2005.
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

     In general, we expect our overall business activity and revenues to track the level of activity in the natural gas industry, with changes in domestic natural gas production and consumption levels and prices more significantly affecting our business than changes in crude oil and condensate production and consumption levels and prices. We also believe that demand for compression services and products is driven by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased focus by producers on non-conventional natural gas production, such as coalbed methane, gas shales and tight gas, which typically requires more compression than production from conventional natural gas reservoirs.
     Demand for our products and services have been strong throughout 2004 and 2005. We believe demand will remain strong throughout 2006 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas. Additionally, activity created by recent increases in the price of natural gas may make it difficult to meet the demands of our markets.
     Our five-year rental and maintenance agreement with Dominion Exploration expired on December 31, 2005. Dominion Exploration accounted for approximately 21% and 9% of our consolidated revenues in the years ended December 31, 2004 and December 31, 2005, respectively. In August 2005, we were advised by Dominion Exploration that it would seek competing proposals from us as well as other third parties to continue the rental and maintenance services required for its northern Michigan operations. We submitted a bid to rent screw compressors to Dominion Exploration and to provide maintenance and service on certain screw compressors owned by Dominion Exploration. We also submitted a proposal to continue service and maintenance of reciprocating compressors owned by Dominion Exploration. In October 2005, we were advised by Dominion Exploration that we will retain the screw compressor rental, maintenance and service businesses, but that a third party was successful in bidding for the maintenance and service of Dominion Exploration’s reciprocating compressors. We estimate that the screw compressor rental, maintenance and service business we have retained from Dominion Exploration represented approximately 78% and 86% of our revenues from Dominion Exploration in the years ended December 31, 2004 and December 31, 2005, respectively.
     For fiscal year 2006, our forecasted capital expenditures are approximately $27 to $32 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our recently completed public offering of common stock, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2006. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.
Results of Operations
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the years ended December 31, 2005 and December 31, 2004. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, exclusive of depreciation
	Year Ended December 31,				Year Ended December 31,
	2004		2005		2004		2005
	(dollars in thousands)

Sales	$3,593	23%	$30,278	61%	$1,037	29%	$6,947	23%
Service and maintenance	1,874	11%	2,424	5%	517	28%	945	39%
Rental	10,491	66%	16,609	34%	7,453	71%	10,081	61%

Total	$15,958		$49,311		$9,007	56%	$17,973	36%

     Total revenues for the year ended December 31, 2005 increased 209.0% to $49.3 million, as compared to $16.0 million for the year ended December 31, 2004. The increase in revenue reflects the increase in our rental revenue and the addition of revenue from our acquisition of SCS.

     Sales revenue increased from $3.6 million to $30.3 million, or 742.7%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase is mainly the result of the sale of compressor units to outside third parties by SCS.
     Service and maintenance revenue increased from $1.9 million to $2.4 million, or 29.3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase is mainly the result of additional third party labor sales in our New Mexico area and Michigan branches.
     Rental revenue increased from $10.5 million to $16.6 million, or 58.3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase is mainly the result of units added to our rental fleet and rented to third parties. At December 31, 2005, we had 865 compressor packages in our rental fleet, up from 586 units at December 31, 2004. The average monthly rental rate per unit at December 31, 2005 was $2,075, as compared to $1,962 at December 31, 2004.
     The overall gross margin percentage, exclusive of depreciation, decreased to 36.4% for the year ended December 31, 2005, as compared to 56.4% for the year ended December 31, 2004. This decrease resulted mainly from the relative increase in compressor sales revenue as a percentage of the total revenue. Our rental fleet carried a gross margin averaging 60.7% for 2005, and compressor and parts sales margins averaged 23.0%.
     Selling, general and administrative expense increased from $2.7 million to $4.9 million or 84.4%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This was mainly the result of the increased expenses attributed to the acquisition of SCS. SCS accounted for approximately $1.5 million of the total selling, general and administrative expenses for the year ended December 31, 2005.
     Depreciation and amortization expense increased 72.8% from $2.4 million to $4.2 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase was the result of 279 new gas compressor rental units being added to rental equipment from December 31, 2004 to December 31, 2005, thus increasing the depreciable base.
     Other income decreased approximately $1.2 million for the twelve months ended December 31, 2005, compared to the same period in 2004. This decrease was due mainly to the $1.5 million that was received in the year ended December 31, 2004 as life insurance proceeds from the death of our former Chief Executive Officer, offset by additional interest income from our money market accounts in 2005.
     Interest expense increased by $1.2 million, or 138%, for the year ended December 31, 2005, compared to the same period ended December 31, 2004, mainly due to increased debt incurred to finance rental equipment additions, debt related to the acquisition of SCS and increased interest rates.
     Provision for income tax increased by $1.5 million, or 129.4%, because taxable income increased after giving effect to the non-taxable life insurance proceeds received in 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the years ended December 31, 2003 and December 31, 2004.

	Revenue				Gross Profit, exclusive of depreciation
	Year Ended December 31,				Year Ended December 31,
	2003		2004		2003		2004
	(dollars in thousands)

Sales	$3,865	30%	$3,593	23%	$1,005	26%	$1,037	29%
Service and maintenance	1,773	14%	1,874	11%	530	30%	517	28%
Rental	7,112	56%	10,491	66%	5,158	73%	7,453	71%

Total	$12,750		$15,958		$6,693	53%	$9,007	56%

     Total revenue increased from $12.8 million to $16.0 million, or 25.2%, for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. This was mainly the result of increased rental income as discussed below.
     Sales revenue decreased from $3.9 million to $3.6 million, or 7.0%, for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. Sales included compressor unit sales, flare sales, parts sales and compressor rebuilds. This decrease was mainly the result of a reduction in the sale of compressor units to outside third parties. Because our products are custom-built, fluctuations in revenue from outside sources are not unusual and our focus has been more on building a rental base than on the sale of equipment.
     Service and maintenance revenue increased from $1.8 million to $1.9 million, or 5.7%, for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. This was mainly the result of increased revenue from third party overhaul and maintenance labor billings.
     Rental revenue increased from $7.1 million to $10.5 million, or 47.5%, for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003. This increase was the result of additional units added to our rental fleet and rented to third parties. We ended the 2004 year with 586 compressor packages in our rental fleet, up from 399 units at December 31, 2003.
     The gross margin percentage, exclusive of depreciation, increased from 52.5% for the twelve months ended December 31, 2003, to 56.4% for the same period ended December 31, 2004. This improvement resulted mainly from the relative increase in rental revenue as a percentage of the total revenue and improvement in rental gross margins.
     Selling, general and administrative expenses increased from $2.3 million to $2.7 million, or 15.7%, for the twelve months ended December 31, 2004, as compared to the same period ended December 31, 2003. This was mainly the result of the increase in commissions from additional rental contracts on gas compressors to third parties, and an increase in professional fees related to regulatory filings and Sarbanes-Oxley compliance matters.
     Depreciation and amortization expense increased 41.6% from $1.7 million to $2.4 million for the twelve months ended December 31, 2004, compared to the same period ended December 31, 2003. This increase was the result of 187 new gas compressor rental units being added to our rental fleet for the year.
     Interest expense increased approximately $171,000, or 25.6%, for the twelve months ended December 31, 2004, compared to the same period ended December 31, 2003, mainly due to the increased debt incurred to finance vehicles and rental equipment.
     Other income and expense increased approximately $1.4 million for the twelve months ended December 31, 2004, compared to the same period ended December 31, 2003. This increase was due mainly to the receipt of $1.5 million in life insurance proceeds payable in connection with the death of Mr. Wayne L. Vinson, our former Chief Executive Officer.

     Provision for income tax increased approximately $443,000, or 63.6%, primarily due to the increase in net taxable income. The income from the life insurance proceeds described above is not subject to federal income tax.
     For the year ended December 31, 2004, total preferred stock dividends of $53,000 were reflected in our net income attributable to common stockholders. Each holder of our 10.0% Convertible Series A Preferred Stock was entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 10.0% of the liquidation value ($3.25 per share plus accrued and unpaid dividends) of the 10.0% Convertible Series A Preferred Stock. Dividends were payable in arrears thirty days after the end of each calendar quarter. As of March 31, 2004, all of the preferred stock had been converted into 1,177,000 shares of common stock.
     Net income available to common stockholders for the year increased 180.0% mainly from increased rental activity and life insurance proceeds.
Critical Accounting Policies and Practices
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
     Our critical accounting policies are as follows:
•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	valuation of inventory
Revenue Recognition
     Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.
Allowance for Doubtful Accounts Receivable
     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. At December 31, 2004, approximately 22% of our accounts receivable were concentrated in two of our customers, Devon Energy Corporation and Pogo Producing Company. At December 31, 2005, XTO Energy, Inc. accounted for approximately 44% of our accounts receivable. A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

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
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.
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
     In 2002, Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $2.6 million of goodwill as of January 1, 2002. In lieu of amortization, we are required to perform an annual impairment review of our goodwill. Based upon evaluations in June 2003, December 2004 and June 2005 of our reporting units with goodwill, we did not record an impairment charge during either year.
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
Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123R as of January 1, 2006. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

     The Company has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method. The Company expects approximately $290,000 to be expensed in 2006 as a result of options vesting during 2006.
     In November 2004, the FASB issued SFAS No 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
Environmental Regulations
     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to protection of human safety and health and the environment, affect our operations and costs. Compliance with these laws and regulations could cause us to incur remediation or other corrective action costs or result in the assessment of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations. In addition, we have acquired certain properties and plant facilities from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control. Under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners. In addition, we could be responsible under environmental laws and regulations for properties and plant facilities we lease, but do not own. Compliance with such laws and regulations increases our overall cost of business, but has not had a material adverse effect on our operations or financial condition. It is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts that are material in relation to our total expenditure budget in order to comply with environmental laws and regulations but, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. We also could incur costs related to the clean up of sites to which we send equipment and for damages to natural resources or other claims related to releases of regulated substances at such sites.
Liquidity and Capital Resources
     Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings were primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions. At December 31, 2004, we had cash and cash equivalents of approximately $0.7 million, working capital of approximately $0.6 million, and bank debt of approximately $13.6 million, of which approximately $4.3 million was classified as current. We had approximately $4.7 million of net cash flow from operating activities during the twelve months ending December 31, 2004. This was primarily from net income of approximately $3.4 million, plus depreciation and amortization of approximately $2.4 million and increases in deferred taxes of approximately $1.1 million, offset by an increase in accounts receivable and inventory of approximately $1.2 million and $1.9 million, respectively.
     For the twelve months ended December 31, 2005, we invested approximately $17.7 million in equipment for our rental fleet and in service vehicles. We financed this activity with bank debt and cash flow from operations. We borrowed approximately $21.5 million from our bank in 2005, which included $8.0 million to finance the acquisition of SCS. We also repaid $13.1 million of our existing debt during 2005.
     At December 31, 2005, we had cash and cash equivalents of approximately $3.3 million, working capital of $13.4 million and total debt of $28.2 million, of which approximately $5.7 million was classified as current. At that same date, the subordinated debt was secured by letters of credit in the aggregate face amount of $2.0 million. We had positive net cash flow from operating activities of approximately $3.8 million during 2005. This was primarily from net income of $4.4 million, plus depreciation and amortization of $4.2 million, an increase in deferred taxes of $2.4 million, an increase in accounts payable and accrued liabilities of $0.5 million, offset by an increase in accounts receivable-trade of $1.4 million, deferred income of $0.9 million, and an increase in inventory of $5.7 million.
     We do not expect to pay federal income taxes for 2005 or 2006 because of our existing net operating loss carryforwards and the additional tax benefit anticipated due to book/tax differences on the depreciation of our rental fleet.

Contractual Obligations and Commitments
     We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
Cash Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Credit facility (secured)	$4,980	$5,143	$5,143	$5,043	$3,143	$1,753	$25,205

Interest on credit facility	1,772	1,391	993	598	281	97	5,132

Subordinated debt	1,000	1,000	1,000	—	—	—	3,000

Facilities and office leases	146	129	62	29	29	106	501

Purchase obligations	—	—	—	—	—	—	—

Total	$7,898	$7,663	$7,198	$5,670	$3,453	$1,956	$33,838

Senior Bank Borrowings
     On January 5, 2006, we entered into a Sixth Amended and Restated Loan Agreement, or “Loan Agreement,” with Western National Bank, Midland, Texas. This Loan Agreement (1) continued and carried forward, without change, our previously existing advancing line of credit and term loan facilities, and (2) modified our revolving line of credit facility. Our revolving line of credit, term loan and advancing line of credit facilities are described below.
     Revolving Line of Credit Facility. Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility. Before entering into the Sixth Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time was limited to the lesser of $2.0 million or the amount available for advances under a “borrowing base” calculation established by the bank. As of December 31, 2005, the amount available for revolving line of credit advances under our borrowing base was $1.7 million, and the principal amount outstanding under the revolving line of credit at the same date was $300,000. The amount of the borrowing base is based primarily upon our receivables, equipment and inventory. The borrowing base is redetermined by the bank on a monthly basis. If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must first prepay the principal of the revolving line of credit note in an amount equal to such excess, and if the excess is not eliminated by the prepayment, we must then prepay the principal of the other notes payable under the Loan Agreement until the excess is eliminated. Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month. Loans made to us under the revolving line of credit bear interest at the prime rate plus 0.5%. As of December 31, 2005, our interest rate on the revolving line of credit was 7.75%. The outstanding principal balance and all unpaid interest on the revolving line of credit facility was originally due and payable on January 1, 2006. Upon entering into the Sixth Amended and Restated Loan Agreement, the revolving line of credit was renewed, the maturity was extended from January 1, 2006 to December 1, 2006, and the principal amount we are able to borrow under this revolving facility was increased from $2.0 million to $10.0 million, subject to borrowing base limitations. At March 30, 2006, we had available approximately $9.0 million of additional borrowing capacity under this facility.

     $10.0 Million Multiple Advance Term Loan Facility. This multiple advance term loan facility allowed us to request advances from time to time through March 14, 2006 in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of December 31, 2005, no additional amounts were available for advances under this facility, and the principal amount outstanding under this multiple term advance loan facility at December 31, 2005 was $10.0 million. Loans made to us under this facility bear interest at the greater of (1) the prime rate plus 0.5% or (2) 6.25%. As of December 31, 2005, our interest rate on the multiple advance term loan facility was 7.75%. Interest only under this credit facility is due and payable on the first day of each month commencing May 1, 2005 and continuing through April 1, 2006. Principal under this credit facility is due and payable in 59 monthly installments in an amount equal to 1/60th of the outstanding principal balance on May 1, 2006 with a like installment due on the first day of each succeeding month through March 1, 2011, with interest on the unpaid principal balance being due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on April 1, 2011.
     Advancing Line of Credit Facility. This advancing line of credit facility allowed us to request advances in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Reborrowings are not permitted under this facility. As of December 31, 2005, additional advances under this facility were not permitted. The principal amount outstanding under this facility at that same date was $7.9 million. Loans made to us under this facility bear interest at the greater of (1) the prime rate plus 0.5% or (2) 5.25%. As of December 31, 2005, our interest rate on this facility was 7.75%. Interest only under this credit facility was due and payable on the 15th day of each month commencing December 15, 2003 and continuing through November 15, 2004. Principal under this credit facility is due and payable in 59 monthly installments of $166,667 each, commencing December 15, 2004 and continuing through October 15, 2009. Principal payments also include payments of 1/60th of the sum of all advances made between December 15, 2004 and December 15, 2005, such amounts calculated quarterly. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on November 15, 2009.
     $8.0 Million Term Loan. This term loan is a traditional term loan facility. We may not request additional advances under this facility and reborrowings are not permitted. As of December 31, 2005, the principal amount outstanding under this term loan was $6.95 million. Loans made to us under this credit facility bear interest at the greater of (1) the prime rate plus 0.5% or (2) 6.0%. As of December 31, 2005, our interest rate on this term loan facility was 7.75%. Principal under this credit facility is due and payable in 84 monthly installments of $95,000 each, commencing February 1, 2005 and continuing through December 1, 2011. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on January 1, 2012.
     During the year ended December 31, 2005, we paid the principal amount of three term loan facilities and other debt in the aggregate amount of approximately $13.1 million.
     SCS has guaranteed payment of all of the above loans.
     Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property, the stock we own in SCS, and by the real estate and related plant facilities owned by SCS.
     The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

     The Loan Agreement contains various restrictive covenants and compliance requirements. These requirements provide that we must have:
•	at the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.4 to 1.0;

•	at the end of each month, consolidated tangible net worth (as defined in the Loan Agreement) of at least $14.5 million;

•	at the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.25 to 1.00; and

•	at the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as such terms are defined in the Loan Agreement) of less than 1.5 to 1.0.
     The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.
     As of December 31, 2005, we were in compliance with all material covenants in our Loan Agreement. A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable. Such default would have a material adverse effect on our liquidity, financial position and operations.
Subordinated Debt and Related Letters of Credit
     The principal amounts of the promissory notes issued to the three stockholders of SCS in the SCS acquisition are payable in three equal annual installments, commencing on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of the notes is payable on the same dates as, and in addition to, the installments of principal. Subject to the consent of the holder of each respective note, principal payments may be made by us in shares of our common stock valued at the average daily closing prices of the common stock on the American Stock Exchange for the twenty consecutive trading days commencing thirty trading days before the due date of the principal payment, or by combination of cash and shares of common stock. Under the terms of our Loan Agreement with our bank lender, we are prohibited from making payments on these notes if at the time of any such payment we are then in default under the Loan Agreement or if any such payment would cause or result in a default under the Loan Agreement.
     To secure payment of these notes, our bank lender issued for our account three separate letters of credit for the benefit of the holders of the notes in the aggregate face amount of $2.0 million. The letters of credit expire February 3, 2008. Drafts for payment under the letters of credit may be made by the beneficiaries only upon our default in payment of the notes. If a draft for payment is not presented on or before February 3, 2007, the face amount of the letter of credit will automatically be reduced by one-half.
Components of Our Principal Capital Expenditures
     The table below sets out components of our principal capital expenditures for the three years ended December 31, 2005, along with the total budgeted for 2006, excluding acquisitions:

	Actual			Budgeted 2006
Expenditure Category	2003	2004	2005	(excluding acquisitions)
	(in thousands)

Rental equipment, vehicles and shop equipment	$7,882	$11,596	$17,708	$27,000 to $32,000

     The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors. Based upon existing economic and market conditions, we believe that the proceeds from our recently completed public offering of common stock, our operating cash flow and available bank borrowings will be sufficient to fully fund our net investing cash requirements for 2006. We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant. When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.
Off-Balance Sheet Arrangements
     We do not participate in financial transactions, including guaranties of debt, that generate relationships with unconsolidated entities or financial partnerships. Such entities, often referred to as variable interest entities or special purpose entities, are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated financial transactions with variable interest or special purpose entities during any of the reporting periods in this Annual Report on Form 10-K and have no intention to participate in such transactions in the foreseeable future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Risk
     Our commodity risk exposure is the pricing applicable to oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services.
Interest Rate Risk
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
     At December 31, 2005, we were exposed to interest rate fluctuations on approximately $25.2 million of bank borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $252,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Financial Instruments and Debt Maturities
     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of December 31, 2005 and 2004, and were determined based upon interest rates currently available to us for borrowings with similar terms.
Customer Credit Risk
     We are exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers and seek to minimize exposure to any one customer where other customers are readily available. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of certain members of Natural Gas’ management, Stephen C. Taylor, our Chairman of the Board, Chief Executive Officer and President (principal executive officer), and Earl R. Wait, our Vice President – Accounting and Treasurer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of Natural Gas Services Group, Inc. as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Natural Gas’ disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified n the Commission’s rules and forms.
     There were no changes in Natural Gas’ internal controls during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect Natural Gas’ internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
                None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers and Directors
     Our executive officers and Directors at March 27, 2006 are:

Name	Age	Position

Stephen C. Taylor	52	Chairman, President and Chief Executive Officer

Earl R. Wait	62	Vice President — Accounting and Treasurer

Paul D. Hensley	53	Director, President of SCS

S. Craig Rogers	43	Vice President — Operations

William R. Larkin	40	Vice President — Sales and Marketing

James R. Hazlett	50	Vice President — Technical Services

Ronald D. Bingham	61	Vice President — Northern Operations

Scott W. Sparkman	44	Secretary and Assistant Treasurer

Charles G. Curtis(1)(2)(3)	72	Director

William F. Hughes, Jr.(1)(2)(3)	53	Director

Gene A. Strasheim(1)(2)(3)	65	Director

Richard L. Yadon(1)(2)(3)	47	Director

Alan A. Baker	74	Director

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating committee
     Stephen C. Taylor was elected by the Board of Directors of Natural Gas Services Group to assume the position of President and Chief Executive Officer in January, 2005. Mr. Taylor was elected as a Director at the annual meeting of stockholders in June 2005. Effective January 1, 2006, Mr. Taylor was appointed Chairman of the Board of Directors. Immediately prior to joining Natural Gas Services Group, Mr. Taylor held the position of General Manager — US Operations for Trican Production Services, Inc. from 2002 through 2004. Mr. Taylor joined Halliburton Resource Management in 1976, becoming its Vice President — Operations in 1989. Beginning in 1993, he held multiple senior level management positions with Halliburton Energy Services until 2000 when he was elected Senior Vice President/Chief Operating Officer of Enventure Global Technology, LLC, a joint-venture deep water drilling technology company owned by Halliburton Company and Shell Oil Company. Mr. Taylor elected early retirement from Halliburton Company in 2002 to join Trican Production Services, Inc. Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and a Master of Business Administration degree from the University of Texas at Austin.
     Earl R. Wait became Vice President — Accounting in January 2006. He served as our Chief Financial Officer from May 2000 to January 2006. He has also served as our Treasurer since 1998. Mr. Wait was our Chief Accounting Officer from 1998 to May 2000. During the period from 1993 to 2003, he also served as an officer or director of our former subsidiaries. Mr. Wait is a certified public accountant, has a Bachelor of Business

Administration degree from Texas A&M University — Kingsville and holds a Master of Business Administration degree from Texas A&M University — Corpus Christi and has more than 25 years of experience in the energy industry.
     Paul D. Hensley was appointed as a Director of Natural Gas Services Group in January, 2005 to fill a vacancy on the Board of Directors and was elected as a Director at the annual meeting of stockholders held in June 2005. He founded SCS in 1997 and is the president and a director of SCS. Mr. Hensley has over 30 years of industry experience.
     S. Craig Rogers has served as Vice President — Operations since June 2003. He served as Operations Manager for Rotary from 1995 to December 31, 2003, and Vice President of Rotary from April 2002 to December 31, 2003. From March 1987 to January 1995, Mr. Rogers was the Shop Manager for CSI, a major manufacturer of natural gas compressors. Mr. Rogers has over 25 years of industry experience.
     William R. Larkin has served as Vice President — Sales and Marketing since June 2004. He held various positions with Compressor Systems, Inc. from 1993 until his employment with Natural Gas Services Group. Mr. Larkin’s positions with Compressor Systems, Inc. included those of Business Unit Manager, Manager of Engineering, Asset Manager and Regional Sales Manager. Mr. Larkin holds a Bachelor of Science degree in Mechanical Engineering from the University of Texas at Austin and has over 19 years of industry experience.
     James R. Hazlett has served as Vice President — Technical Services since June 2005. Mr. Hazlett has served as vice president of sales for Screw Compression Systems, Inc. since 1997, a position he continues to hold. Mr. Hazlett holds an Industrial Engineering degree from Texas A&M University and has over 27 years of industry experience.
     Ronald D. Bingham has served as Vice President — Northern Operations since December 2003 and was the President of Great Lakes Compression from 2001 to December 31, 2003. From March 2001 to July 2001, Mr. Bingham was the General Manager of Great Lakes Compression. From January 1989 to March 2001, Mr. Bingham was the District Manager for Waukesha Pearce Industries, Inc., a distributor of Waukesha natural gas engines. Mr. Bingham holds a Bachelor of Arts degree from Sam Houston State University and has over 29 years of industry experience.
     Scott W. Sparkman has served as Secretary and Assistant Treasurer since December 1998. Between 1998 and 2003, Mr. Sparkman held various positions as an officer and as a director of two former subsidiaries of Natural Gas Services Group. He also served as a Director of Natural Gas Services Group from 1998 to 2003. Mr. Sparkman holds a Bachelor of Business Administration degree from Texas A&M University and a Master of Business Administration degree from West Texas A&M University. Mr. Sparkman is the son of Wallace C. Sparkman, the former Chairman of the Board of Directors of Natural Gas Services Group, Inc. until his retirement in December 2005.
     Charles G. Curtis has served as a Director since April 2001. Since 2002, substantially all of Mr. Curtis’ business activities have been devoted to managing personal investments. From 1992 until 2002, Mr. Curtis was the President and Chief Executive Officer of Curtis One, Inc., a manufacturer of aluminum and steel mobile stools and mobile ladders. From 1988 to 1992, Mr. Curtis was the President and Chief Executive Officer of Cramer, Inc. a manufacturer of office furniture. Mr. Curtis holds a Bachelor of Science degree from the United States Naval Academy and a Master of Science in Aeronautical Engineering degree from the University of Southern California.
     William F. Hughes, Jr. has served as a Director since December 2003. Since 1983, Mr. Hughes has been co-owner of The Whole Wheatery, LLC, a natural foods store located in Lancaster, California. Mr. Hughes holds a Bachelor of Science degree in Civil Engineering from the United States Air Force Academy and a Master of Science in Engineering from the University of California at Los Angeles.
     Gene A. Strasheim has served as a Director since 2003. Since 2001, Mr. Strasheim has been a financial consultant to Skyline Electronics/Products, a manufacturer of circuit boards and large remotely controlled digital interstate highway signs. From 1992 to 2001, Mr. Strasheim was the Chief Financial Officer of Skyline Electronics/Products. From 1985 to 1992, Mr. Strasheim was the Vice President — Finance and Treasurer of CF&I Steel Corporation. Prior to that, Mr. Strasheim was the Vice President — Finance for two companies and was a partner with the public accounting firm of Deloitte Haskins & Sells. Mr. Strasheim has practiced as a certified public accountant in three states. Mr. Strasheim holds a Bachelor degree in Business from the University of Wyoming.

     Richard L. Yadon has served as a Director since 2003. Mr. Yadon is one of the founders of Rotary Gas Systems, Inc., a former subsidiary of Natural Gas Services Group, and served as an advisor to the Board of Directors of Natural Gas Services Group from June 2002 to June 2003. Since 1981, Mr. Yadon has owned and operated Yadeco Pipe & Equipment. Since December 1994, he has co-owned and served as President of Midland Pipe & Equipment, Inc. Both companies are engaged in the business of providing oil and gas well drilling and completion services and equipment to oil and gas producers conducting operations in Texas, New Mexico, Louisiana and Oklahoma. Since 1981, he has owned Yadon Properties, which owns and operates real estate in Midland, Texas. Mr. Yadon has 22 years of experience in the energy service industry.
     Alan A. Baker was appointed as a Director of Natural Gas Services Group on March 20, 2006 to fill a vacancy on the Board of Directors created by the retirement of our former Chairman of the Board and Chief Executive Officer, Wallace C. Sparkman, in December 2005. Mr. Baker presently serves as a consultant to Halliburton Company and previously served as President, Chairman and Chief Executive Officer of Halliburton Company’s Energy Services Group, Houston, Texas from 1991 until his retirement in 1995. Mr. Baker joined Halliburton Services in 1954 after graduating with a degree in petroleum engineering from Marietta College in Ohio. Mr. Baker has served Halliburton Services as Senior Vice President for U.S. Operations, Senior Vice President for International Operations and as President of the Vann Systems Division of Halliburton Company. Mr. Baker also served as a member of Halliburton’s executive committee. Mr. Baker has served on the Boards of Noble Affiliates, Natural Gas and Oil, Crestar Energy of Canada and the Mid-Continent Oil and Gas Association. He is Trustee Emeritus of Marietta College and is a registered professional engineer.
Board of Directors
     The Board of Directors is divided into three classes with directors serving staggered three-year terms. Mr. Hughes’ term expires in 2006; the terms of Messrs. Hensley and Yadon expire in 2007; and the terms of Messrs. Curtis, Strasheim and Taylor expire in 2008; and Mr. Baker’s term expires in 2006.
Audit Committee
     Our Audit Committee is composed of Gene A. Strasheim (Chairman), Charles G. Curtis, William F. Hughes, Jr., and Richard L. Yadon. Under rules of the American Stock Exchange, the Audit Committee is to be comprised of three or more directors, each of whom must be “independent”. Our Board has determined that all of the members of the Audit Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC, and that Gene A. Strasheim is qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC.
     The functions of the Audit Committee include:
•	assisting the Board in fulfilling its oversight responsibilities as they relate to our accounting policies, internal controls, financial reporting practices and legal and regulatory compliance;

•	hiring independent auditors;

•	monitoring the independence and performance of our independent auditors;

•	maintaining, through regularly scheduled meetings, a line of communication between the Board, our financial management and independent auditors; and

•	overseeing compliance with our policies for conducting business, including ethical business standards.
Compensation Committee
     The Compensation Committee of the Board of Directors includes William F. Hughes, Jr. (Chairman), Charles G. Curtis, Gene A. Strasheim and Richard L. Yadon. Our Board has determined that all of the members of the Compensation Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.

     The functions of the Compensation Committee include:
•	assisting the Board in overseeing the management of our human resources, including compensation and benefits programs and evaluating the performance and compensation of our chief executive officer; and

•	overseeing the evaluation of management.
     The Compensation Committee’s policy is to offer the executive officers competitive compensation packages that will permit us to attract and retain individuals with superior abilities and to motivate and reward such individuals in an appropriate fashion in the long-term interests of Natural Gas and its shareholders. Currently, executive compensation is comprised of salary and cash bonuses and other compensation that may be awarded from time to time such as long-term incentive opportunities in the form of stock options under our 1998 Stock Option Plan.
Governance, Personnel Development and Nominating Committee
     Our Governance, Personnel Development and Nominating Committee is composed of Charles G. Curtis (Chairman), William F. Hughes, Jr., Gene A. Strasheim and Richard L. Yadon.
     The functions of this Committee include:
•	identifying individuals qualified to become board members, consistent with the criteria approved by the Board;

•	recommending director nominees and individuals to fill vacant positions;

•	assisting the Board in interpreting the Board Governance Guidelines, the Board’s Principles of Conduct and any other similar governance documents adopted by the Board;

•	overseeing the evaluation of the Board and its committees;

•	generally overseeing the governance of the Board; and

•	overseeing executive development and succession and diversity efforts.
     Our Governance, Personnel Development, and Nominating Committee will consider director candidates recommended by stockholders. The Committee evaluates nominees for directors recommended by stockholders in the same manner in which it evaluates other nominees for directors. Our Board of Directors has determined that all of the members of the Governance, Personnel Development and Nominating Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.

Code of Ethics
     Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), which is posted on our web site located at www.ngsgi.com. You may also obtain a copy of our Code by requesting a copy in writing at 2911 SCR 1260, Midland, Texas 79706 or by calling us at (432) 563-3974.
     Our Code provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, to adhere to while acting on our behalf. Among other things, the Code provides that:
•	We will comply with all laws, rules and regulations;

•	Our directors, officers and employees are to avoid conflicts of interest and are prohibited from competing with us or personally exploiting our corporate opportunities;

•	Our directors, officers and employees are to protect our assets and maintain our confidentiality;

•	We are committed to promoting values of integrity and fair dealing; and

•	We are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports.
     Our Code also contains procedures for our employees to report, anonymously or otherwise, violations of the Code.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth information regarding the compensation we paid for the fiscal years ended December 31, 2005, 2004 and 2003 to (1) each person who served as our Chief Executive Officer during 2005 and (2) each of our other four most highly compensated executive officers in 2005 (collectively, the “named executive officers”).
Summary Compensation Table

						Long-Term Compensation
						Awards
			Annual Compensation			Restricted	Securities	All Other
					Bonus	Stock	Underlying	Compensation
Name and Principal Position	Year		Salary ($)		($)	Awards($)	Options/SARS (#)	($)(1)
Stephen C. Taylor	2005	(2)	149,462		69,750	—	45,000	3,726
Chairman, President and Chief Executive Officer

Wallace C. Sparkman	2005		121,027	(3)	44,000	—	—	—
Former Director,	2004		120,000		53,500	—	—	—
Chairman and Chief Executive Officer

Paul D. Hensley	2005	(4)	129,681		50,680	—	—	6,772
Director, President of SCS

Earl R. Wait	2005		94,720		35,000	—	—	4,326
Vice President —	2004		90,000		40,250	—	—	6,135
Accounting	2003		90,000		41,256	—	—	3,600

James R. Hazlett	2005	(5)	105,000		36,750	—	—	—
Vice President — Technical Services

S. Craig Rogers	2005		98,764		35,000	—	—	4,270
Vice President —	2004		95,000		42,750	—	—	3,980
Operations	2003		88,500		37,669	—	—	3,444

(1)	The amounts shown represent voluntary contributions made by Natural Gas Services Group to the 401(k) Plan in which all employees are generally eligible to participate.

(2)	Mr. Taylor was first employed by us on January 13, 2005.

(3)	On January 1, 2004, we employed Mr. Sparkman as our Director of Investor Relations. He served in this capacity until March 2004 when he was elected to serve as interim President and Chief Executive Officer following the death of Mr. Vinson. The salary paid to Mr. Sparkman during 2004 was paid under an oral arrangement between Mr. Sparkman and us. As a result of Mr. Taylor’s employment by us and the increase in his responsibilities following his employment, Mr. Sparkman’s annual salary was reduced to $110,000 in August 2005. Mr. Sparkman retired from his employment with us and as Chairman effective as of December 31, 2005.

(4)	When we acquired SCS on January 3, 2005, Mr. Hensley retained and has continued in his position as President of SCS.

(5)	Mr. Hazlett became an executive officer in June 2005.

     Between October and December 2005, the annual base salaries of each of Messrs. Wait, Larkin and Rogers were increased by the Compensation Committee to $100,000 per year.
Bonus Program
     We have established a cash bonus program for our officers and selected senior managers. For annual periods beginning after December 31, 2004, program participants are eligible for cash awards based upon the attainment of certain pre-determined financial, operational and personal performance parameters. Our Compensation Committee will review our operating history, each participant’s bonus-based performance and the recommendations of the President and determine whether or not any bonuses should be paid under the program. If so, the Board of Directors, upon recommendation of the Compensation Committee, will determine the amounts to be paid, with any bonus being paid after the completion of the final audit of the fiscal year. The Board of Directors may discontinue the bonus program at any time.
Option Grants in Last Fiscal Year
     Although we use stock options as part of the overall compensation of Directors, officers and employees, Stephen C. Taylor was the only named executive officer that was granted a stock option during 2005. In the following table, we show certain information about the stock option granted to Mr. Taylor.
Option/SAR Grants in Last Fiscal Year

Potential Realizable
	Individual Grants				Value at Assumed
	Number of	Percent of Total			Annual Rates of
	Securities	Options/SARs			Stock Price
	Underlying	Granted to	Exercise or		Appreciation for
	Options/Sars	Employees in	Base Price	Expiration	Option Term(1)
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5%($)	10%($)

Stephen C. Taylor	45,000 (2)	100%	9.22	August 24, 2015	260,929	661,244

(1)	These amounts are calculated based on the indicated annual rates of appreciation and annual compounding from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected in this table will be achieved.

(2)	A nonstatutory stock option to purchase 45,000 shares of common stock was granted to Mr. Taylor on August 24, 2005. The option is exercisable in three equal annual installments, commencing on January 13, 2006. For additional information about the stock option granted to Mr. Taylor and our compensation agreement with him, you should refer to “—Compensation Agreements with Management” below.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
     The following table sets forth, as of and for the year ended December 31, 2005, information pertaining to option exercises and fiscal year end values of options held by the named executive officers.

			Number of Unexercised		Value of Unexercised
	Shares		Securities Underlying		In-the-Money
	Acquired		Options/SARs at		Options/SARS at
	On	Value	Fiscal Year End		Fiscal Year End ($)(2)
Name	Exercise	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen C. Taylor	—	—	—	45,000	—	348,300

Wallace C. Sparkman	—	—	—	—	—	—

Paul D. Hensley	—	—	—	—	—	—

Earl R. Wait	—	—	15,000	—	205,650	—

James R. Hazlett	—	—	—	—	—	—

S. Craig Rogers	—	—	12,000	—	164,520	—

(1)	The value realized is equal to the fair market value of a share of common stock on the date of exercise, less the exercise price of the stock options exercised.

(2)	The value of in-the-money options is equal to the fair market value of a share of common stock at fiscal year-end ($16.96 per share), based on the closing price of the common stock, less the exercise price.

Compensation of Directors
     Our Directors who are not employees are paid $2,500 per quarter, and the Chairman of the Audit Committee receives an additional $1,250 per quarter. As additional compensation for their services during the preceding year, our non-employee Directors are also granted, on or about December 31 of each year, a non-statutory stock option to purchase 2,500 shares of our common stock at the then market value. Under this stock option policy, on December 30, 2005, we granted an option to each of our five non-employee Directors to purchase 2,500 shares of our common stock at an exercise price of $16.96 per share, the fair market value of our stock on the date of grant. The Directors’ stock options granted on December 30, 2005 are exercisable immediately and expire ten years from the date of grant. We also reimburse our Directors for accountable expenses incurred on our behalf.
1998 Stock Option Plan
     Our 1998 Stock Option Plan provides for the issuance of options to purchase up to 150,000 shares of our common stock. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive to employees and consultants and to promote the success of our business. The plan is administered by a compensation committee consisting of two or more non-employee Directors. At its discretion, the administrator of the plan may determine the persons to whom options may be granted and the terms upon which such options will be granted. In addition, the administrator of the plan may interpret the plan and may adopt, amend and rescind rules and regulations for its administration. At January 2, 2006, stock options to purchase a total of 109,167 shares of our common stock were outstanding under the 1998 Stock Option Plan, which includes 10,000 shares underlying stock options granted on December 30, 2005 to our four non-employee Directors under the compensation arrangements described above under “— Compensation of Directors.” As described below under “— Compensation Agreements with Management”, one additional stock option to purchase 45,000 shares of common stock, which was not granted under the 1998 Stock Option Plan, and which was granted without stockholder approval, was also outstanding at that same date. A total of 9,500 shares of common stock were available at December 31, 2005 for future grants of stock options under the 1998 Stock Option Plan.
Compensation Agreements with Management
     On August 24, 2005, we entered into a three year employment agreement with Stephen C. Taylor to serve as our President and Chief Executive Officer. The employment agreement provides for an annual base salary of $155,000; an annual bonus of up to 45% of Mr. Taylor’s annual base salary; four weeks of vacation each year; a vehicle allowance; moving expense reimbursement of up to $20,000; reimbursement for three monthly mortgage payments made by Mr. Taylor for his prior residence in Houston, Texas; and standard medical and other benefits provided to all of our employees. The agreement contains provisions restricting the use of confidential information, requiring that business opportunities and intellectual property developed by Mr. Taylor become our property; and prohibiting Mr. Taylor from competing with us during his employment and for the two years following the date he ceases to be employed by us within the areas consisting of Midland and Ector Counties, Texas, Tulsa County, Oklahoma and all adjacent counties. The agreement is subject to termination upon certain “fundamental changes;” the death or mental or physical incapacity or inability of Mr. Taylor; the voluntary resignation or retirement of Mr. Taylor; or the termination of Mr. Taylor’s employment for “cause”, within the meaning of the agreement. If Mr. Taylor’s employment is terminated as the result of a fundamental change or other than for cause, he is entitled to receive a single lump sum cash payment equal to 200% of his base salary. As an inducement to obtain Mr. Taylor’s services, we also agreed to grant to Mr. Taylor a stock option to purchase 45,000 shares of common stock. We granted the option to Mr. Taylor, without stockholder approval, on August 24, 2005. The option is exercisable in three equal annual installments, commencing on January 13, 2006. The exercise price of the options is $9.22, the fair market value of our common stock on January 13, 2005, the date we initially hired Mr. Taylor. The option expires ten years from the date of grant.
     When we acquired SCS on January 3, 2005, Paul D. Hensley, one of the former stockholders of SCS, entered into a three year employment agreement with SCS to serve as the President of SCS. Mr. Hensley is also currently a director of SCS and a Director of Natural Gas Services Group, Inc. The employment agreement provides for an annual base salary in the amount of $126,700 and participation by Mr. Hensley in our employee benefit plans as in effect from time to time. The agreement also contains provisions restricting the use of confidential information; requiring that business opportunities and intellectual property developed by Mr. Hensley become the property of SCS; and prohibiting Mr. Hensley from competing with us within an area consisting of Tulsa County, Oklahoma and all adjacent counties. The agreement may be terminated by us for “cause”, within the meaning of the agreement, and automatically terminates upon the occurrence of any “fundamental change” with respect to SCS or Natural Gas Services Group. The agreement also automatically terminates upon the death, voluntary resignation or retirement of Mr. Hensley or the inability of Mr. Hensley to perform his duties for a consecutive period of 120 days or a non-consecutive period of 180 days during any twelve month period.
     On January 3, 2005, James R. Hazlett, one of the former stockholders of SCS, also entered into a three year employment agreement with SCS to continue in his position as a Vice President of SCS. In June 2005, Mr. Hazlett also became Vice President-Technical Services of Natural Gas Services Group. The employment agreement provides for an annual base salary in the amount of $105,000 and participation by Mr. Hazlett in our employee benefit plans. The agreement contains provisions restricting the use of confidential information; requiring that business opportunities and intellectual property developed by Mr. Hazlett becomes the property of SCS; and prohibiting Mr. Hazlett from competing with us within an area consisting of Tulsa County, Oklahoma and all adjacent counties. The agreement may be terminated by us for “cause”, within the meaning of the agreement, and automatically terminates upon the occurrence of any “fundamental change” with respect to SCS or Natural Gas Services Group. The agreement also automatically terminates upon the death, voluntary resignation or retirement of Mr. Hazlett or the inability of Mr. Hazlett to perform his duties for a consecutive period of 120 days or a non-consecutive period of 180 days during any twelve month period.

     On October 13, 2003, we entered into an employment agreement with William R. Larkin. The contract’s initial term of employment was from October 13, 2003 to April 13, 2005, and currently continues until terminated by either party upon thirty days advance written notice. The contract provides for an annual base salary of not less than $90,000 per year, participation in our bonus program and other normal company benefits. In addition to customary confidentiality provisions, the contract further provides that any and all inventions, designs, improvements and discoveries made by Mr. Larkin will belong to us. If terminated, Mr. Larkin is entitled to severance pay in an amount equal to three months of base salary.
     On January 1, 2004, we employed Wallace C. Sparkman as our Director of Investor Relations. Upon the death of Wayne L. Vinson in March 2004, Mr. Sparkman was elected to serve as our interim President and Chief Executive Officer. Mr. Sparkman served as our President and Chief Executive Officer until January 13, 2005, when we hired Stephen C. Taylor to serve in these capacities. After January 13, 2005, Mr. Sparkman assisted us with the transition of Mr. Taylor into the roles of President and Chief Executive Officer and resumed his investor relations duties. On June 14, 2005, Mr. Sparkman was elected to replace Wallace D. Sellers as Chairman of the Board of Directors following Mr. Seller’s retirement. Under our oral arrangement with Mr. Sparkman, he served as an at-will employee with a base salary of $120,000 per year. This arrangement was terminated on December 31, 2005, when Mr. Sparkman retired from employment with us and as Chairman of the Board and a member of our Board of Directors. Upon the announcement of his retirement, we entered into a Retirement Agreement with Mr. Sparkman. Under this agreement, we agreed that Mr. Sparkman would remain eligible for the 2005 fiscal year for participation in our cash bonus program. We also agreed to pay Mr. Sparkman a one-time cash bonus in the amount of $30,000, and pay six months of insurance premiums to maintain supplemental Medicare insurance coverage for himself and his wife. We estimate that the amount of these insurance premium reimbursements will be approximately $4,700. Having expressed interest in pursuing other business ventures, we requested, and Mr. Sparkman agreed, that he would not compete with us for a period of one year following the date he retired within the areas consisting of Midland and Ector Counties, Texas, Tulsa County, Oklahoma and all adjacent counties.
Limitations on Directors’ and Officers’ Liability
     Our Articles of Incorporation provide our officers and directors with certain limitations on liability to us or any of our stockholders for damages for breach of fiduciary duty as a director or officer involving certain acts or omissions of any such director or officer.
     This limitation on liability may have the effect of reducing the likelihood of derivative litigation against directors and officers and may discourage or deter shareholders or management from bringing a lawsuit against directors and officers for breach of their duty of care even though such an action, if successful, might otherwise have benefited our stockholders and us.
     Our Articles of Incorporation and bylaws provide certain indemnification privileges to our directors, employees, agents and officers against liabilities incurred in legal proceedings. Also, our directors, employees, agents or officers who are successful, on the merits or otherwise, in defense of any proceeding to which he or she was a party, are entitled to receive indemnification against expenses, including attorneys’ fees, incurred in connection with the proceeding.
     We are not aware of any pending litigation or proceeding involving any of our directors, officers, employees or agents as to which indemnification is being or may be sought, and we are not aware of any other pending or threatened litigation that may result in claims for indemnification by any of our directors, officers, employees or agents.
     Even though we maintain directors and officers’ liability insurance, the indemnification provisions contained in the Articles of Incorporation and bylaws of Natural Gas Services Group, Inc. remain in place.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 30, 2006, the beneficial ownership of our common stock (i) by each of our directors and executive officers; (ii) by all of our executive officers and directors as a group; and (iii) by all persons known by us to beneficially own more than five percent of our common stock.

Name and Address	Amount and Nature		Percent
of	of		of
Beneficial Owner	Beneficial Ownership		Class(1)

Charles G. Curtis	83,000	(2)	*

William F. Hughes	199,500	(3)	1.67%

Gene A. Strasheim	8,500	(4)	*

Stephen C. Taylor	15,000	(5)	*

Richard L. Yadon	276,683	(6)	2.32%

Paul D. Hensley	326,829	(7)	2.74%

Alan A. Baker	—	(8)	—

Ronald D. Bingham	4,000	(9)	*

William R. Larkin	—	(10)	—

S. Craig Rogers	14,125	(11)	*

Earl R. Wait	45,520	(12)	*

James R. Hazlett	50,976	(13)	*

Scott W. Sparkman	466,134	(14)	3.90%

All directors and executive officers as a group (13 persons)	1,490,267	(15)	12.34%

*	Less than one percent

(1)	The number of shares listed includes all shares of common stock owned by, or which may be acquired within 60 days of March 30, 2006 upon the exercise of warrants and options held by the stockholder (or group). Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission.

(2)	Includes 40,000 shares that may be acquired upon the exercise of warrants and 10,000 shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Curtis’ address is 1 Penrose Lane, Colorado Springs, Colorado 80906.

(3)	Includes 190,500 shares indirectly owned by Mr. Hughes through the William and Cheryl Hughes Family Trust and 7,500 shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. and Mrs. Hughes are co-trustees of the William and Cheryl Hughes Family Trust and have shared voting and investment powers with respect to the shares held by the trust. Mr. and Mrs. Hughes are beneficiaries of the trust along with their two children. Mr. Hughes’ address is 42921 Normandy Lane, Lancaster, California 93536.

(4)	Includes 5,000 shares that may be acquired upon exercise of stock options granted under our 1998 Stock Option Plan. Mr. Strasheim’s address is 165 Huntington Place, Colorado Springs, Colorado 80906.

(5)	Includes 15,000 shares that may be acquired upon exercise of a stock option granted to Mr. Taylor as an inducement for his employment. Mr. Taylor’s address is 2911 South County Road 1260, Midland, Texas 79706.

(6)	Includes 14,683 shares that may be acquired upon the exercise of warrants and 7,500 shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Yadon’s address is 4444 Verde Glen Ct., Midland, Texas 79707.

(7)	Mr. Hensley’s address is 3005 N. 15th Street, Broken Arrow, Oklahoma 74012.

(8)	Mr. Baker’s address is 2702 Briar Knoll Ct., Sugar Land, Texas 77479.

(9)	Includes 4,000 shares that may be acquired upon the exercise of a stock option granted under our 1998 Stock Option Plan. Mr. Bingham’s address is 3690 County Road 491, Lewiston, Michigan 49756.

(10)	Mr. Larkin’s address is 2911 South County Road 1260, Midland, Texas 79706.

(11)	Includes 12,000 shares that may be acquired upon the exercise of a stock option granted under our 1998 Stock Option Plan. Mr. Rogers’ address is 2911 South County Road 1260, Midland, Texas 79706.

(12)	Includes 15,000 shares that may be acquired upon exercise of a stock option granted under our 1998 Stock Option Plan. Mr. Wait’s address is 2911 South County Road 1260, Midland, Texas 79706.

(13)	Mr. Hazlett’s address is 2911 South County Road 1260, Midland, Texas 79706.

(14)	Includes 167 shares indirectly owned by Mr. Sparkman through our 401(k) Plan; 21,467 shares that may be acquired upon the exercise of warrants; 1,000 shares that may be acquired upon the exercise of a stock option granted under our 1998 Stock Option Plan; and 425,000 shares held in the Diamond SDGT Trust, a trust for which Mr. Sparkman is sole trustee and a co-beneficiary with his sister. Mr. Sparkman’s address is 2911 South County Road 1260, Midland, Texas 79706.

(15)	Includes 77,000 shares of common stock that may be acquired upon the exercise of stock options and 76,150 shares that may be acquired upon the exercise of warrants to purchase common stock.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and officers to file periodic reports of beneficial ownership with the Securities and Exchange Commission. These reports show the Directors’ and officers’ ownership, and the changes in ownership, of common stock and other equity securities of Natural Gas Services Group.
     Based solely on a review of the Forms 3, 4 and 5 and amendments thereto furnished to us for 2005, certain of our directors and officers did not file on a timely basis reports of transactions in our equity securities required by Section 16(a) of the Securities Exchange Act of 1934. These transactions and related reports are described in the following paragraphs.
     On June 14, 2005, James R. Hazlett was appointed Vice President — Technical Services. A Form 3 Report reflecting Mr. Hazlett’s appointment as an officer was filed on October 5, 2005, or 103 days late.
     On August 4, 2005, S. Craig Rogers exercised a warrant to purchase 1,000 shares of common stock. A Form 4 Report reflecting the exercise of the warrant was filed on September 29, 2005, or 52 days late.

     On September 1, 2005, Mr. Larkin exercised an option to purchase 4,000 shares of stock. On September 6, 2005, 3,000 of such shares were sold in open market transactions, and the remaining 1,000 shares were sold in an open market transaction on September 7, 2005. Mr. Larkin reported these transactions in a Form 4 Report filed with the SEC on September 29, 2005. The report of the option exercise was 24 days late; the report of the sale of 3,000 shares of stock on September 6, 2005 was 21 days late; and the report of the sale of 1,000 shares of stock on September 7, 2005 was 17 days late.
     On August 29, 2005, Mr. Hughes exercised a warrant to purchase 60,000 shares of common stock. A Form 4 Report reporting the exercise of the warrant was filed on September 6, 2005, or 6 days late.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Acquisition of Screw Compression Systems, Inc.
     In October 2004, we entered into a Stock Purchase Agreement with Screw Compression Systems, Inc. or “SCS”, and the three stockholders of SCS, Paul D. Hensley, James R. Hazlett and Tony Vohjesus. Under this agreement, we purchased all of the outstanding shares of capital stock of SCS from Messrs. Hensley, Hazlett and Vohjesus. Mr. Hensley is currently the president of SCS and a Director of Natural Gas Services Group. Mr. Hazlett became Vice President — Technical Services of Natural Gas Services Group in June 2005 and also continues to serve as a vice President of SCS. Mr. Vohjesus remains employed by SCS as a vice president. The acquisition was completed on January 3, 2005 and SCS is now operated as a wholly owned subsidiary of Natural Gas Services Group.
     Under terms of the Stock Purchase Agreement, we appointed Mr. Hensley as a Director of Natural Gas in January, 2005 to fill a vacancy existing on its Board of Directors, to hold office until the 2005 annual meeting of stockholders. Mr. Hensley was nominated for election as a Director at the 2005 annual meeting of stockholders and was elected as a Director at the annual meeting of stockholders held in June 2005.
     Based on Mr. Hensley’s pro rata ownership of SCS, he received $5.6 million in cash; 426,829 shares of Natural Gas Services Group common stock; and a promissory note issued by Natural Gas Services Group in the principal amount of $2.1 million, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the aggregate face amount of $1.4 million. Mr. Hazlett received $800,000 in cash; 60,976 shares of Natural Gas Services Group common stock; and a promissory note in the principal amount of $300,000, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the aggregate face amount of $200,000. Mr. Vohjesus received $1,600,000 in cash 121,951 shares of Natural Gas Services Group, Inc. common stock; and a promissory note in the principal amount of $600,000, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the aggregate fact amount of $400,000. The promissory notes are payable in three equal annual installments, with the first installments being due and payable on January 3, 2006. Subject to the consent of the holder of each respective note, principal payments may be made by Natural Gas Services Group in shares of common stock valued at the average daily closing prices of the common stock on the American Stock Exchange for the twenty consecutive trading days commencing thirty days before the due date of the principal payment, or by combination of cash and shares of common stock.
     Under terms of a Stockholders’ Agreement entered into as required by the Stock Purchase Agreement, for a period of two years following the closing, each of Messrs. Hensley, Hazlett and Vohjesus has the right, subject to certain limitations, to include or “piggyback” the shares of common stock he received in the transaction in any registration statement we file with the Securities and Exchange Commission. The Stockholders’ Agreement also provides that Messrs. Hensley, Hazlett and Vohjesus will not for a period of three years acquire or agree, offer, seek or propose to acquire beneficial ownership of any assets or businesses or any additional securities issued by us, or any rights or options to acquire such ownership; contest any election of directors by the stockholders of Natural Gas Services Group; or induce or attempt to induce any other person to initiate any stockholder proposal or a tender offer for any of our voting securities; or enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the foregoing.

Guarantees of Indebtedness
     In March 2001, we issued warrants that will expire on December 31, 2006 to purchase shares of our common stock at $2.50 per share to the following persons for guaranteeing the amount of our debt indicated:

	Number of Shares	Amount of Debt
Name	Underlying Warrants	Guaranteed

Wallace O. Sellers(1)	21,936	$548,399
Wallace C. Sparkman	21,467 (2)	$536,671
CAV-RDV, Ltd.(3)	15,756	$393,902
Richard L. Yadon	9,365	$234,121

(1)	Mr. Sellers served as a Director from December 1998 until June 2005 after declining to stand for re-election at the 2005 annual meeting of stockholders because of health reasons.

(2)	Mr. Sparkman transferred such warrants to Diamond S DGT Trust, a trust of which Scott W. Sparkman is the trustee and a beneficiary. Mr. Sparkman has represented to us that he has no beneficial interest in Diamond S DGT Trust.

(3)	CAV-RDV, Ltd. is a limited partnership that was controlled by Wayne L. Vinson, our former President and Chief Executive Officer.
     All of the guaranties were released by our bank lender upon completion of our initial public offering in October 2002.
     In April 2002, we issued five year warrants to purchase shares of our common stock at $3.25 per share to each of the following persons for guaranteeing a portion of our bank debt as follows:

	Number of Shares	Amount of Debt
Name	Underlying Warrants	Guaranteed

Wallace O. Sellers	9,032	$451,601

CAV-RDV, Ltd.	2,122	$106,098

Richard L. Yadon	5,318	$265,879
     All of the guaranties were released by our bank lender in June 2003.
     During the period from March 2001 to September 2005, Wayne L. Vinson, Earl R. Wait and Wallace C. Sparkman also guaranteed payment of approximately $197,000, $84,000 and $92,000, respectively, of additional obligations to third party vendors when we acquired vehicles, equipment and software. The last of these obligations was satisfied in September 2005, and none of the guaranties remain in effect. No warrants or other consideration was given by us to Messrs. Vinson, Wait or Sparkman in exchange for their guaranties of these vendor obligations.
Consulting Fees
     During 2002 and 2003, we paid management consulting fees to LaSabre Services, Inc., a corporation owned and controlled by Wallace C. Sparkman, the former Chairman of the Board of Directors and Director. We paid approximately $110,000 for these services in 2002 and approximately $109,000 in 2003. We terminated these payments to LaSabre at the end of December 2003 when Mr. Sparkman became an employee of Natural Gas Services Group in January 2004, as described under “Management — Compensation Agreements With Management.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Our principal accountant for the fiscal years ended December 31, 2005 and 2004 was Hein & Associates LLP.
Audit Fees
     The aggregate fees billed for professional services rendered by Hein & Associates LLP for the audit of our financial statements for our fiscal years ended December 31, 2005 and 2004 and the review of the financial statements in our Forms 10-QSB for the fiscal quarters in such fiscal years were $177,278 and $82,172, respectively. These fees also include update audit procedures performed by Hein & Associates LLP for the issuance of consents for the inclusion of their audit opinions in various registration filings by the company during these years.
Audit Related Fees
     The aggregate fees billed for assurance and related services by Hein & Associates LLP during our fiscal years ended December 31, 2005 and 2004 were approximately $154,851 and $67,000, respectively. These fees were mainly related to the audits for the acquisition of SCS, procedures performed in connection with a registration statement on Form S-1 filed with the Securities and Exchange Commission and consultation regarding Sarbanes-Oxley internal controls implementation.
Tax Fees
     The aggregate fees billed for professional services rendered by Hein & Associates LLP for the fiscal year ended December 31, 2004 for tax compliance, tax advice and tax planning was $18,330. The nature of the services comprising these fees included the review of our 2004 tax return. We were not billed for such services during the year ended December 31, 2005.
All Other Fees
     No other fees were billed by Hein & Associates LLP, during our fiscal years ended December 31, 2004 and 2005, other than as described above.
Audit Committees Pre-Approval Policies and Procedures
     As of March 25, 2006 our Audit Committee had not established pre-approval policies and procedures for the engagement of our principal accountant to render audit or non-audit services. However, in accordance with Section 10A(i) of the Exchange Act, our Audit Committee, as a whole, approves the engagement of our principal accountant prior to the accountant rendering audit or non-audit services.
     Certain rules of the Securities and Exchange Commission provide that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, subject, however, to a de minimus exception contained in the rules. The Audit Committee pre-approved all services provided by Hein & Associates LLP in 2005 and the de minimus exception was not used.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Annual Report on Form 10-K:
     (a)(1) and (a)(2) Financial Statement and Financial Statement Schedules
     For a list of Consolidated Financial Statements and Schedules, see “Index to
     Financial Statements” on page F-1, and incorporated herein by reference.
     (a)(3) Exhibits
     See Item 15(b) below.
     (b) Exhibits:
     A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit No.	Description

2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s 10-QSB dated November 10, 2004 and filed with the Securities and Exchange Commission on November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of lock-up agreement (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

Exhibit No.	Description

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Alan Kurus (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

Exhibit No.	Description

10.16	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.17	Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.19	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.20	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.21	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and Cbarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.22	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.23	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.24	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.25	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Promissory Note, dated January 3, 2005 in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

Exhibit No.	Description

10.27	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.28	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Services Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.31	Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission on January 6, 2006)

10.32	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated May 1, 2005 and filed with the Securities and Exchange Commission on May 13, 2005)

10.33	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.34	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.35	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.36	Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.37	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.38	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

Exhibit No.	Description

10.39	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005)

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006	NATURAL GAS SERVICES GROUP, INC.
/s/ Stephen C. Taylor
Stephen C. Taylor, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen C. Taylor Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer	March 30, 2006

/s/ Earl R. Wait Earl R. Wait	Vice President — Accounting (Principal Financial Officer)	March 30, 2006

/s/ Charles G. Curtis Charles G. Curtis	Director	March 30, 2006

/s/ William F. Hughes, Jr. William F. Hughes, Jr.	Director	March 30, 2006

/s/ Richard L. Yadon Richard L. Yadon	Director	March 30, 2006

/s/ Paul D. Hensley Paul D. Hensley	Director	March 30, 2006

/s/ Gene A. Strasheim Gene A. Strasheim	Director	March 30, 2006

Alan A. Baker	Director	March ___, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Natural Gas Services Group, Inc.
     We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2003, 2004 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2003, 2004 and 2005 in conformity with U.S. generally accepted accounting principles.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
February 11, 2006

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$685	$3,271
Trade accounts receivable, net of doubtful accounts of $25 and $75, respectively	1,999	6,192
Inventory, net of allowance for obsolescence of $-0- and $361, respectively	4,470	14,723
Prepaid expenses and other	141	456

Total current assets	7,295	24,642

Rental equipment, net of accumulated depreciation of $4,827 and $7,598, respectively	27,734	41,201
Property and equipment, net of accumulated depreciation of $1,446 and $2,458, respectively	3,134	6,424
Goodwill, net of accumulated amortization of $325	2,590	10,039
Intangibles, net of accumulated amortization of $165 and $326, respectively	86	3,978
Restricted cash	2,000	—
Other assets	416	85

Total assets	$43,255	$86,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$3,728	$5,680
Line of credit	550	300
Accounts payable and accrued liabilities	2,355	5,124
Deferred income	22	103

Total current liabilities	6,655	11,207

Long term debt, less current portion	9,290	20,225
Subordinated notes, net of discount of $90 and $-0-, respectively	1,449	2,000
Deferred income tax payable	2,958	7,247
Commitments (Notes 5, 6 and 11)
Stockholders’ equity:
Common stock, 30,000 shares authorized, par value $0.01; 6,104 and 9,022 shares issued and outstanding, respectively	61	90
Additional paid-in capital	16,355	34,667
Retained earnings	6,487	10,933

Total stockholders’ equity	22,903	45,690

Total liabilities and stockholders’ equity	$43,255	$86,369

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2003	2004	2005
Revenue:
Sales, net	$3,865	$3,593	$30,278
Service and maintenance income	1,773	1,874	2,424
Rental income	7,112	10,491	16,609

Total revenue	12,750	15,958	49,311
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	2,860	2,556	23,331
Cost of service, exclusive of depreciation stated separately below	1,243	1,357	1,479
Cost of rental, exclusive of depreciation stated separately below	1,954	3,038	6,528
Selling expenses	679	875	1,034
General and administrative	1,613	1,777	3,856
Depreciation and amortization	1,726	2,444	4,224

Total operating costs and expenses	10,075	12,047	40,452

Operating income	2,675	3,911	8,859

Other income (expense):
Interest expense	(667)	(838)	(1,997)
Other income (expense)	(4)	1,441	199

Total other income (expense)	(671)	603	(1,798)

Income before provision for income taxes	2,004	4,514	7,061

Provision for income taxes:
Current	25	20	207
Deferred	672	1,120	2,408

Total income tax expense	697	1,140	2,615

Net income	1,307	3,374	4,446
Preferred dividends	121	53	—

Income available to common stockholders	$1,186	$3,321	$4,446

Earnings per common share:
Basic	$0.24	$0.59	$0.59

Diluted	$0.23	$0.52	$0.52

Weighted average common shares outstanding:
Basic	4,947	5,591	7,564
Diluted	5,253	6,383	8,481
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004 and 2005
(amounts in thousands)

	Preferred Stock		Common Stock		Additional		Total
					Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCES, January 1, 2003	382	$4	4,858	$49	$10,968	$1,980	$13,001
Exercise of common stock options and warrants	—	—	135	1	237	—	238
Conversion of preferred stock to common stock	(38)	—	38	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	(121)	(121)
Net income	—	—	—	—	—	1,307	1,307

BALANCES, January 1, 2004	344	$4	5,031	$50	$11,205	$3,166	$14,425
Exercise of common stock options and warrants	—	—	80	1	245	—	246
Conversion of preferred stock to common stock	(344)	(4)	344	4	—	—	—
Transaction costs of private placement of common stock	—	—	—	—	(39)	—	(39)
Issuance of common stock	—	—	649	6	4,944	—	4,950
Dividends on preferred stock	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	—	3,374	3,374

BALANCES, January 1, 2005	—	$—	6,104	$61	$16,355	$6,487	$22,903
Exercise of common stock options and warrants	—	—	2,308	23	13,063	—	13,086
Compensation expense on issuance of common stock options	—	—	—	—	135	—	135
Issuance of common stock for acquisition	—	—	610	6	5,114	—	5,120
Net income	—	—	—	—	—	4,446	4,446

BALANCES, December 31, 2005	—	$—	9,022	$90	$34,667	$10,933	$45,690

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,307	$3,374	$4,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,726	2,444	4,224
Deferred taxes	672	1,120	2,408
Amortization of debt issuance costs	65	65	49
Employee stock option expense	—	—	135
Loss (gain) on disposal of assets	18	71	(28)
Changes in current assets:
Trade and other receivables	(392)	(1,182)	(1,352)
Inventory and work in process	(1,078)	(1,915)	(5,699)
Prepaid expenses and other	66	(34)	(362)
Changes in current liabilities:
Accounts payable and accrued liabilities	543	1,284	524
Deferred income	174	(185)	(855)
Other assets	(77)	(344)	299

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,024	4,698	3,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,882)	(11,596)	(17,708)
Assets acquired, net of cash	—	—	(7,584)
Proceeds from sale of property and equipment	120	50	264
Changes in restricted cash	—	(2,000)	2,000
Distribution from equity method investment	108	—	—
Decrease in lease receivable	210	—	—

NET CASH USED IN INVESTING ACTIVITIES	(7,444)	(13,546)	(23,028)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	300	550	300
Proceeds from long-term debt	3,479	6,592	21,517
Repayments of long-term debt	(2,014)	(2,589)	(13,077)
Repayment of line of credit	—	(300)	—
Dividends paid on preferred stock	(121)	(53)	—
Proceeds from sale of stock and exercise of stock options and warrants, net of transaction costs	238	5,157	13,085

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,882	9,357	21,825

NET CHANGE IN CASH	(2,538)	509	2,586

CASH AT BEGINNING OF PERIOD	2,714	176	685

CASH AT END OF PERIOD	$176	$685	$3,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$667	$775	$1,877

Income taxes paid	$35	$31	$24

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	—	—	3,000
Assets acquired for issuance of common stock	—	—	5,120
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
     Organization and Principles of Consolidation
     These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc. (the “Company”, “NGSG”, “we” or “our”) (a Colorado corporation). Natural Gas Services Group, Inc. was formed on December 18, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.
     During 2003, NGSG conducted its operations through the following wholly-owned subsidiaries:
•
Rotary Gas Systems, Inc. (“RGS”) (a Texas corporation) was engaged in the manufacturing and distribution of natural gas compressor packages for use in the petroleum industry and natural gas flare stacks and ignition systems for use in oilfield, refinery, petrochemical plant, and landfill applications in New Mexico, California and Texas.

•
NGE Leasing, Inc. (“NGE”) (a Texas corporation) was engaged in leasing natural gas compressor packages to entities in the petroleum industry and irrigation motor units to entities in the agricultural industry. NGE’s leasing income is concentrated in New Mexico, California and Texas.

•
Great Lakes Compression, Inc., (“GLC”) (a Colorado corporation) was formed in March 2001 and acquired the assets and certain operations of a business that fabricates, rents, and services natural gas compressors to producers of oil and natural gas, primarily in Michigan.

     Effective January 1, 2004, RGS, GLC and NGE were merged into NGSG.
   On January 3, 2005, the Company purchased all of the outstanding shares of capital stock of Screw Compression System, Inc. (“SCS”) a manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma for the purpose of expanding the product line, production capacity and customer base. SCS operates as a wholly owned subsidiary. See Note 2.
Nature of Operations
   The Company is a leading provider of small to medium horsepower compression equipment to the natural gas industry. The Company focuses primarily on the non-conventional natural gas production business in the United States (such as coalbed methane, gas shales and tight gas). The Company manufactures, fabricates and rents natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors. In addition, the Company sells custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications. We also manufacture and sell flare systems for oil and gas plant and production facilities.
Use of Estimates
   The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the inventory reserve. It is at least reasonably possible these estimates could be revised in the near term and the revisions would be material.

     Cash Equivalents
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.
     Accounts Receivable
     The Company’s trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of the Company’s compressors. The receivables are not collateralized except as provided for under lease agreements. However, the Company requires deposits of as much as 50% for large custom contracts. The Company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions. Management believes the allowance for doubtful accounts for trade receivables of $25,000 and $75,000 at December 31, 2004 and 2005, respectively, is adequate.
     Revenue Recognition
     Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuilt compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor service and retrofitting services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements. Deferred income represents payments received before a product is shipped.
     Description of Rental Arrangements
     The Company’s rental operations principally consist of the rental of natural gas compressor packages and flare stacks. These arrangements are classified as operating leases. See Note 3.
     Major Customers and Concentration of Credit Risk
Sales to two customers in the year ended December 31, 2003 amounted to 28% and 10% respectively of consolidated revenue. Sales to two customers in the year ended December 31, 2004 amounted to 21% and 17% respectively of consolidated revenue. Sales to one customer in the year ended December 31, 2005 amounted to a total of 36% of consolidated revenue. No other single customer accounted for more than 10% of the Company’s revenues in 2003, 2004 or 2005. At December 31, 2005, one customer amounted to 44% of our accounts receivable and no other customer amounted to more than 10% of our consolidated accounts receivable. At December 31, 2004, two customers accounted for 12% and 10%, respectively, of our consolidated accounts receivable. The Company generally does not obtain collateral, but requires deposits of as much as 50% on large custom contracts. The Company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.
     Inventory
     Inventory is valued at the lower of cost or market. The cost of inventories is determined by the weighted average method. A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience and totaled zero and $361,000 at December 31, 2004 and 2005, respectively. At December 31, 2004 and 2005, respectively, inventory consisted of the following (in thousands):

	2004	2005
Raw materials	$3,034	$11,771
Work in process	1,436	2,952

	$4,470	$14,723

     Property and Equipment
     Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years.
     Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.
     Goodwill
     Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in three acquisitions. Goodwill was being amortized on a straight-line basis over 20 years, but the Company ceased amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142.
     The Company recognized goodwill in the amount of $6.9 million with the acquisition of “SCS” in 2005. See Note 2.
     FAS 142 requires that goodwill be tested for impairment at least annually. The Company completed its most recent test for goodwill impairment as of June 30, 2005, at which time no impairment was indicated.
     Intangibles
     At December 31, 2005, the Company had intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements. The carrying amount net of accumulated amortization at December 31, 2005 was $3.9 million. Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years. In addition, the Company had an intangible asset with a gross carrying value of $0.7 million at December 31, 2005 related to the trade name of SCS. This asset is not being amortized as it has been deemed to have an indefinite life.
     The Company’s policy is to periodically review the net realizable value of its intangibles, other than goodwill and patents, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of intangible assets exists at December 31, 2005.
     Patents
     The Company has patents for a flare tip ignition device and flare tip burner pilot. The costs of the patents are being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired. Amortization expense for patents of $27,000 was recognized for each of the years ended December 31, 2003, 2004 and 2005.
     Restricted Cash
     The Company held a certificate of deposit in the amount of $2 million which was used to secure certain promissory notes issued in the aggregate principal amount of $3 million maturing three years from the date of closing of the acquisition of Screw Compression Systems, Inc. (“SCS”) on January 3, 2005 and secured by a letter of credit with a face amount of $2 million. On October 20, 2005, the Company modified our existing loan agreement, which allowed the Company to lift the restriction on the certificate of deposit.
     Other Assets
     Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $416 thousand and $85 thousand at December 31, 2004 and 2005, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.
Warranty
     The Company accrues amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.
Financial Instruments
     Management believes that generally the fair value of the Company’s cash, trade receivables, payables and notes payable at December 31, 2004 and 2005 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.
Advertising Costs
     Advertising costs are expensed as incurred. Total advertising expense was $46,000 $38,000 and $23,000 in 2003, 2004 and 2005, respectively.
Per Share Data
     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. In 2003, anti-dilutive shares related to common stock options and warrants and convertible preferred stock totaled 2,156,154. There was no anti-dilutive effect in 2004 since all preferred shares were converted to common shares in 2004. There was no anti-dilutive effect in 2005.
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended
	December 31,
	2003	2004	2005
Numerator:
Net income	$1,307	$3,374	$4,446
Less preferred dividends	121	53	—

Income available to common stockholders	1,186	3,321	4,446

Denominator for basic net income per common share:
Weighted average common shares outstanding	4,947	5,591	7,564

Denominator for diluted net income per share:
Weighted average common shares outstanding	4,947	5,591	7,564
Dilutive effect of stock options and warrants	306	792	917

Diluted weighted average shares	5,253	6,383	8,481

Earnings per common share:
Basic	$0.24	$0.59	$0.59
Diluted	$0.23	$0.52	$0.52
     Stock-Based Compensation
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
     If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, net income and net income per common share, basic and diluted, would have been as follows (in thousands, except per-share amounts):

	Years Ended
	December 31
	2003	2004	2005

Net income, as reported	$1,307	$3,374	$4,446
Less preferred dividends	121	53	—

Income available to common stockholders	1,186	3,321	4,446
Compensation expenses regained under Opinion 25	—	—	135
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	(39)	(38)	(295)

Income available to common stockholders, pro forma	$1,147	$3,283	$4,286

Earnings per common share:
Basic, as reported	$0.24	$0.59	$0.59

Basic, pro forma	$0.23	$0.59	$0.57

Diluted, as reported	$0.23	$0.52	$0.52

Diluted, pro forma	$0.21	$0.51	$0.51

Weighted average fair value of options granted during the year	$3.35	$4.75	$10.37

Weighted average Black-Scholes fair value assumptions:
Risk free rate	4.0%	5.25%	7.25%
Expected life	0-10 yrs	0-10 yrs	0-10 yrs
Expected volatility	44.0%	44.0%	47.0%
Expected dividend yield	0.0%	0.0%	0.0%
     Income Taxes
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
     Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
     The Company has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method. The Company expects approximately $290,000 to be expensed in 2006 as a result of options vesting during 2006.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
     Reclassifications
     Certain amounts in the prior period financial statements have been reclassified to conform to the 2005 financial statement classification.
2. Acquisitions
          On March 31, 2003, the Company acquired 28 gas compressor packages from Hy-Bon Engineering Company, Inc. (“Hy-Bon”). The adjusted purchase price amounted to approximately $2,150,000. As part of the purchase and sale agreement, Hy-Bon withdrew as a member of Hy-Bon Rotary Compression, L.L.C. (“Joint Venture”) effective as of January 1, 2003. The Company, as the other member, retained all assets of the Joint Venture, which had an unaudited aggregate value of $347,000 as of December 31, 2002. The Company dissolved the Joint Venture and agreed not to operate under the name Hy-Bon. The Company consolidated the operations of the Joint Venture beginning January 1, 2003 and began recording its share of the profit of the acquired interest beginning April 1, 2003. Prior to the acquisition, the Company had owned a non-controlling 50% interest in the Joint Venture and accounted for it on the equity method.
     On October 18, 2004, Natural Gas Services Group, Inc. entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or “SCS”, and the stockholders of SCS. Under this agreement, Natural Gas Services Group, Inc. agreed to purchase all of the outstanding shares of capital stock of SCS.
     SCS is a privately owned manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.
     The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), total consideration consisting of:
•	$8 million in cash;

•	Promissory notes issued by Natural Gas Services Group, Inc. in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and

•	609,756 shares of Natural Gas Services Group, Inc. common stock. All of the shares are “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and will bear a legend to that effect.
     This transaction was completed January 3, 2005 and Natural Gas Services Group, Inc. began reporting combined financial information with SCS in January 2005.

          The following table represents the combined results of operations on a pro-forma basis with Natural Gas Services Group, Inc. and Screw Compression Systems, Inc. as if the acquisition had occurred on January 1, 2004.
(Unaudited)
Pro Forma Results

Twelve Months
Ended
December 31, 2004
Revenue	$37,382
Net income available to common stockholders	4,148
Net income per common share, basic	0.67
Net income per common share, diluted	0.59
3. Rental Activity
     The Company rents natural gas compressor packages to entities in the petroleum industry. The Company’s cost less the accumulated depreciation of $4,827,000 for the rented compressors as of December 31, 2004 was $27,734,000. The Company’s cost less the accumulated depreciation of $7,598,000 for the rented compressors as of December 31, 2005 was $41,201,000. These rental arrangements are classified as operating leases and generally have original terms of six months to five years and continue on a month-to-month basis thereafter. Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2005 are as follows (in thousands):

Years Ended December 31,
2006	$2,529
2007	391
2008	348
2009	114
2010	70
Thereafter	4

Total	$3,456

4. Property and Equipment
     Property and equipment consists of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005
Land and building	$1,346	$3,365
Leasehold improvements	207	283
Office equipment and furniture	200	424
Software	143	268
Machinery and equipment	507	1,153
Vehicles	2,177	3,389
Less accumulated depreciation	(1,446)	(2,458)

Total	$3,134	$6,424

     Depreciation expense for property and equipment and the compressors described in Note 3 was $1,681,000, $2,411,000 and $3,880,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

5. Line of Credit
     The Company has a line of credit with a financial institution that allows for borrowings up to $2 million, bears interest at the prime rate plus .5% and requires monthly interest payments with principal due at maturity on January 3, 2006. The line of credit is collateralized by substantially all of the assets of the Company. At December 31, 2005, there was a $300,000 outstanding balance on this line of credit.
          The Company entered into a new line of credit on January 3, 2006 with the same financial institution which allows for borrowings up to $10,000,000, bears interest at the prime rate plus ..5% and requires monthly interest payments with principal due at maturity on December 1, 2006. The line of credit is collateralized by substantially all of the assets of the Company.
          The line of credit and first five notes listed in Note 6 below are with the same bank and include certain covenants, the most restrictive of which require the Company to maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth. The Company was in compliance with covenants at December 31, 2004 and 2005, respectively.

6. Long-term Debt
          Long-term debt at December 31, 2004 and 2005, respectively consisted of the following (in thousands):

	2004	2005
Note payable to a bank, interest at bank’s prime rate plus .5% but not less than 5.25% (6.25% and 7.75% at December 31, 2004 and 2005, respectively), and monthly payments of principal of $171,000 plus interest until maturity on September 15, 2007. The note is collateralized by substantially all of the assets of the Company. See Note 5 regarding loan covenants. All amounts due on the note were paid in full during 2005.	$5,301	$—

Note payable to a bank, interest at bank’s prime rate plus .5% but not less than 5.25% (6.25% and 7.75% at December 31, 2004 and 2005, respectively). This is an advance line of credit note for $10,000,000. Interest is payable monthly. Principal is due in 60 consecutive payments of $167,000 beginning December 15, 2004 until November 15, 2009. The note is collateralized by substantially all of the assets of the Company. See Note 5 regarding loan covenants.	7,133	7,900

Note payable to a bank, interest at the greater of (1) the prime rate plus 0.5% or (2) 6.0% (7.75% at December 31, 2005). This is an $8,000,000 term loan. Principal under this credit facility is due and payable in 84 monthly installments of $95,000 each, commencing February 1, 2005 and continuing through December 1, 2011. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on January 1, 2012. See Note 5 regarding loan covenants.	—	6,952

Note payable to a bank, interest at the greater of (1) the prime rate plus 0.5% or (2) 5.25% (7.75% at December 31, 2005). Interest only under this credit facility was due and payable on the 15th day of each month commencing May 1, 2005 and continuing through April 30, 2006. Principal under this credit facility is due and payable in 59 monthly installments of $167,000 each, commencing May 1, 2006 and continuing through April 1, 2011. See Note 5 regarding loan covenants.	—	10,000

Note payable to a bank, interest at 7%, monthly payments of principal and interest totaling $2,614 until maturity in September 2010, collateralized by a building. All amounts due on the note were paid in full during 2005.	182	—

Various notes payable to a bank, interest rates ranging from prime plus 1% (6.25% at December 31, 2004) to 7.50%. All amounts due on the note were paid in full during 2005.	177	—

Capital lease	13	—

Other notes payable for vehicles, various terms	212	53

Total	13,018	24,905
Less current portion	(3,728)	(4,680)

Total	$9,290	$20,225

     Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows (in thousands):

2006	4,680
2007	5,143
2008	5,143
2009	5,043
2010	3,143
Thereafter	1,753

Total	$24,905

7. Subordinated Notes
          In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. The balance of the subordinated debt, net of unamortized discount of $90,000, was $1,449,000 at December 31, 2004. All amounts due on the notes were paid in full during 2005. Each unit consisted of a $25,000 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company’s common stock at $3.25 per share. Interest only was payable annually, with all principal due at maturity. Warrants to purchase 61,570 shares were also granted on the same terms to a placement agent in connection with the offering. Certain stockholders, officers and directors purchased units in the subordinated debt offering, (totaling $259,261 in notes and warrants representing 103,704 shares) on the same terms and conditions as non-affiliated purchasers in the offering. As of December 31, 2005, warrants were outstanding from the offering to purchase a total of 50,000 shares.
          On January 3, 2005, the Company issued subordinated promissory notes to the owners of SCS as part of the consideration for the acquisition of Screw Compression Systems, Inc. The aggregate principal amount was $3 million bearing interest at the rate of 4.00% per annum. Beginning January 1, 2006, a principal payment of $1 million is due and payable each year until maturity on January 1, 2008, plus the current outstanding interest. The subordinated promissory notes are secured by a letter of credit in the face amount of $2 million. As of December 31, 2005, $3 million was outstanding on these notes.
8. Income Taxes
          The provision for income taxes consists of the following (in thousands):

	2003	2004	2005
Current provision:
Federal	$—	$—	$91
State	25	20	116

	25	20	207

Deferred provision:
Federal	593	1,029	2,310
State	79	91	98

	672	1,120	2,408

	$697	$1,140	$2,615

     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2003	2004	2005
Deferred income tax assets:
Net operating loss	$727	$2,669	$984
Alternative minimum tax credit	—	—	91
Other	5	7	60

Total deferred income tax assets	732	2,676	1,135

Deferred income tax liabilities:
Property and equipment	(2,410)	(5,483)	(6,736)
Goodwill and other intangible assets	(154)	(142)	(1,575)
Other	(11)	(9)	(71)

Total deferred income tax liabilities	(2,575)	(5,634)	(8,382)

Net deferred income tax liabilities	$(1,843)	$(2,958)	$(7,247)

     The effective tax rate differs from the statutory rate as follows:

	2003	2004	2005
Statutory rate	34%	34%	34%
State and local taxes	5%	3%	3%
Nontaxable life insurance proceeds	—	(12)%	—
Other	(4)%	—	—

Effective rate	35%	25%	37%

          At December 31, 2005, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $2,800,000, which may be used to reduce future taxable income and expire in 2020 through 2024. The Company also had alternative minimum tax NOL carryforwards of approximately $1,000,000.
9. Stockholders’ Equity
     Initial Public Offering
          In October, 2002, the Company closed an initial public offering in which it sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for a total of $7,875,000. Costs and commissions associated with the offering totaled $1,346,000. The warrants are exercisable anytime through October 21, 2006 at $6.25 per share. In connection with this offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants at $0.3125 per share. The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share. The underwriter’s options expire in October 2007 and include a cashless exercise provision utilizing the Company’s common stock.
     Conversion
          On July 28, 2005, Natural Gas Services Group, Inc. announced that it would redeem its outstanding common stock purchase warrants that were issued in connection with its initial public offering in October, 2002 (the “IPO Warrants”). Holders of the IPO Warrants were required to exercise the IPO Warrants by 5:00 p.m., Mountain Daylight Savings Time on Tuesday, September 6, 2005 (the “Redemption Date”). The IPO Warrants had an exercise price of $6.25 per share and were subject to redemption at the redemption price of $0.25 per IPO Warrant. IPO Warrants that were not properly exercised by the Redemption Date ceased to be exercisable and were redeemed for $0.25 per IPO Warrant, without interest. A total of 1.5 million IPO Warrants were initially issued in conjunction with our initial public offering. The Company received a total of $9.4 million in proceeds from IPO Warrants exercised in 2005. A total of 2,417 IPO Warrants were not exercised by the Redemption Date and were redeemed for the aggregate redemption amount of $604.25.
     Warrants
          In March 2001 and April 2002, five-year warrants to purchase 68,524 shares of common stock at $2.50 per share and 16,472 shares at $3.25 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. These warrants were immediately exercisable and were recorded at their estimated fair values of $42,025 in 2002 and $23,137 in 2001. As of December 31, 2005, warrants to purchase 46,588 shares at $2.50 per share and 7,440 shares at $3.25 per share remained outstanding.
     Preferred Stock
          The Company has a total of 5,000,000 authorized preferred shares, with rights and preferences as designated by the Board of Directors. The Company had a private placement of Series A shares in 2001 and 2002. In connection with the offering, the underwriter received warrants to purchase 38,165 shares of common stock at $3.25 per share through December 1, 2006. The Series A shares had a cumulative annual dividend rate of 10%, when and if declared by the Board of Directors payable thirty days after the end of each quarter. Holders were entitled to one vote per share and the Series A shares were convertible into common stock initially at a price of $3.25 per share, subject to adjustment based on the market price and various other contingencies. In addition, Series A shares automatically converted to common stock on a one-for-one basis when the Company’s common stock traded on a public exchange at a price of $6.50 per share or greater for twenty consecutive days. The Series A shares had a liquidation preference of $3.25 per share plus accrued and unpaid dividends over common stock.
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
10. Stock-Based Compensation
     Stock Options
          In December 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “Plan”). 150,000 shares of common stock have been reserved for issuance under the Plan. All options granted under the Plan will expire ten years after date of grant. The option price is to be determined by the Board of Directors on date of grant. The Company has also issued options that are not subject to the Plan.
          In December 2003, the Company granted a total of 12,500 non-qualified stock options to its outside directors to purchase the Company’s common stock at $5.55 per share any time through December 2013. At December 31, 2005, 7,500 of these options were outstanding. Also, in December 2003, options were granted to employees to purchase 15,000 shares of common stock at $5.58 per share. The employee options vest over three years and expire in December 2013. As of December 31, 2005, 13,000 of these options remain outstanding.
          In August 2004, options were granted to employees to purchase 38,000 shares of common stock at $7.50 per share. The employee options vest over three years and expire in December 2014. As of December 31, 2005, 31,668 of these options remain outstanding.
          In January 2005, the Company granted a total of 12,500 non-qualified stock options to its outside directors to purchase the Company’s common stock at $9.43 per share any time through December 2014. At December 31, 2005, 10,000 of these options remained exercisable and outstanding.
          On August 26, 2005, we entered into a non-statutory Stock Option Agreement with Mr. Steve C. Taylor, our CEO and President. The Stock Option Agreement grants to Mr. Taylor a ten-year option to purchase 45,000 shares of our common stock at an exercise price equal to $9.22 (the fair market value of our common stock on January 13, 2005, the date we initially hired Mr. Taylor), with 15,000 shares vesting on each of January 13, 2006, 2007, and 2008. The options expire ten years from the date of grant. Compensation expense of $134,700, of the total estimated value of $404,100 as of the grant date, was recognized in relation to these options as of December 31, 2005.
          In December 2005, the Company granted a total of 10,000 non-qualified stock options to its outside directors to purchase the Company’s common stock at $16.96 per share any time through December 2015. At December 31, 2005, all of these options were outstanding.

          The following is a summary of activity for the stock options outstanding for the years ended December 31, 2003, 2004 and 2005:

	Number of	Weighted Average
	Stock Options	Exercise Price

Options outstanding, January 1, 2003	161,500	$2.41

Granted	27,500	5.57
Exercised	(100,000)	2.00
Canceled or expired	(9,000)	3.25

Outstanding, January 1, 2004	80,000	$3.92

Granted	38,000	7.50
Exercised	(11,000)	3.23
Canceled or expired	—	—

Outstanding, January 1, 2005	107,000	$5.26

Granted	67,500	10.41
Exercised	(20,332)	4.43
Canceled or expired	(7,500)	6.29

Outstanding, December 31, 2005	146,668	$7.69

Exercisable, end of year 2003	43,000	$3.68

Exercisable, end of year 2004	46,000	$5.06

Exercisable, end of year 2005	71,335	$6.94

          The following table summarizes information about the options outstanding at December 31, 2005:

	Options Outstanding
	Number of	Weighted
	Options	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Range of Exercise Prices	2005	Life	Price
$0.00—5.55	50,000	7.01	4.23
$5.56—9.22	86,668	9.21	8.62
$9.23—16.96	10,000	10.00	16.96

$0.00—16.96	146,668	8.51	7.69

          11. Commitments
401(k) Plan
          The Company offers a 401(k) Plan (the “401(k) Plan”) to all employees that have reached the age of eighteen and have completed six months of service. The participants may contribute up to 100% of their salary subject to IRS limitations. Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years. The Company contributed $61,000 $78,000 and $96,000 to the 401(k) Plan in 2003, 2004 and 2005, respectively.
Rented Facilities
          The facility in Bloomfield, New Mexico is leased at a current rate of $2,650 per month pursuant to a lease that terminates in May 2008. The facility in Bridgeport, Texas is leased at a current rate of $1,500 per month pursuant to a lease that terminates in August 2006. Future rental payments under these leases for the years ended December 31 are as follows:

2006	146,000
2007	129,000
2008	62,000
2009	29,000
2010	29,000
Thereafter	106,000

Total	$501,000

12. Other Income
          On March 15, 2004 the former President and C.E.O. of the Company, Mr. Wayne L. Vinson, passed away after a battle with cancer. The Company held two life insurance policies on him, one for $1,000,000 and one for $500,000, with the Company as the beneficiary. The proceeds of $1,500,000 were recorded as other income in 2004.

13. Segment Information
          FAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which separate financial information is available and is evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance.
          The Company identifies its segments based upon major revenue sources as follows:
For the Year Ended December 31, 2003

		Service &
	Sales	Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$3,865	$1,773	$7,112	—	$12,750
Operating costs and expenses	2,860	1,243	1,954	4,018	10,075

Operating income	$1,005	$530	$5,158	(4,018)	$2,675
Other income/(expense)	—	—	—	(671)	(671)

Income before provision for income taxes	$1,005	$530	$5,158	$(4,689)	$2,004

*Segment assets	—	—	—	$28,270	$28,270

For the Year Ended December 31, 2004

		Service &
	Sales	Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$3,593	$1,874	$10,491	—	$15,958
Operating costs and expenses	2,556	1,357	3,038	5,096	12,047

Operating income	$1,037	$517	$7,453	(5,096)	$3,911
Other income/(expense)	—	—	—	603	603

Income before provision for income taxes	$1,037	$517	$7,453	$(4,493)	$4,514

*Segment assets	—	—	—	$43,255	$43,255

For the Year Ended December 31, 2005

		Service &
	Sales	Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$30,278	$2,424	$16,609	—	$49,311
Operating costs and expenses	23,331	1,479	6,528	9,114	40,452

Operating income	$6,947	$945	$10,081	(9,114)	$8,859
Other income/(expense)	—	—	—	(1,798)	(1,798)

Income before provision for income taxes	$6,947	$945	$10,081	$(10,912)	$7,061

*Segment assets	—	—	—	$86,369	$86,369

* Management does not track assets by segment.

     14. Subsequent Events (Unaudited)
          In January and March 2006, the Company filed registration statements with the Securities and Exchange Commission relating to a public offering of 2,850,000 shares of the Company’s common stock, which included 382,000 shares offered by selling stockholders. The offering was underwritten by Morgan Keegan & Company, Inc. On March 8, 2006, the Company sold 2,468,000 shares of its common stock pursuant to the public offering at a price of $17.50 per share, resulting in net proceeds to the Company of approximately $40.3 million. The Company did not receive any proceeds from sales by the selling stockholders. In connection with the offering, the Company granted to Morgan Keegan & Company, Inc., the underwriter, an option for a period of 30 days to purchase up to an additional 427,500 shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, the Company sold an additional 427,500 shares, resulting in proceeds to the Company of approximately $7.0 million, in addition to the net proceeds of approximately $40.3 million from the sale of the 2,468,000 shares of common stock on March 8, 2006.
*    *    *    *    *    *    *

INDEX TO EXHIBITS
(a) Exhibits

Exhibit No.	Description

2.1
Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1
Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s 10-QSB dated November 10, 2004 and filed with the Securities and Exchange Commission on November 10, 2004)

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

Exhibit No.	Description

10.21
Securities Purchase Agreement, dated July 20, 2004, between the Registrant and Cbarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.22
Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.23
Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.24
Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.25
Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26
Promissory Note, dated January 3, 2005 in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.27
Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.28
Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29
Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Services Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30
Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.31
Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission on January 6, 2006)

Exhibit No.	Description

10.32
First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated May 1, 2005 and filed with the Securities and Exchange Commission on May 13, 2005)

10.33
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.34
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.35
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.36
Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.37
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.38
Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.39
Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005)

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith