Form 10-Q
period 2006-03-31
NATURAL GAS SERVICES GROUP INC
filed 2006-05-12
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock, $.01 par value	11,945,827

NATURAL GAS SERVICES GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	Page 1

Unaudited Condensed Consolidated Income Statements	Page 2

Unaudited Condensed Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Consolidated Financial Statements	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 19

Item 4. Controls and Procedures	Page 20

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	Page 22

Item 1A. Risk Factors	Page 22

Item 6. Exhibits	Page 23

Signatures	Page 28
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,271	$42,381
Accounts receivable — trade, net of allowance	6,192	6,126
Inventory, net	14,723	18,532
Prepaid expenses	456	274

Total current assets	24,642	67,313

Rental equipment, net of accumulated depreciation of $7,598 and $8,459, respectively	41,201	44,975
Other property, plant and equipment, net of depreciation of $2,458 and $2,777, respectively	6,424	6,615
Goodwill, net of accumulated amortization $325	10,039	10,039
Intangibles, net of accumulated amortization of $326 and $374, respectively	3,978	3,896
Other assets	85	77

Total Assets	$86,369	$132,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$5,680	$4,557
Bank line of credit	300	1,034
Accounts payable and accrued liabilities	5,124	8,514
Unearned income	103	66

Total current liabilities	11,207	14,171

Long term debt, less current portion	20,225	15,539
Subordinated notes, less current portion	2,000	1,000
Deferred income tax payable	7,247	7,487

Total liabilities	40,679	38,197
Stockholders Equity:
Common stock	90	119
Paid in capital	34,667	81,970
Retained earnings	10,933	12,629

Stockholders’ Equity	45,690	94,718

Total Liabilities and Stockholders’ Equity	$86,369	$132,915

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands of dollars, except earnings per share)
(unaudited)

	Three months ended March 31,
	2005	2006
Revenue:
Sales	$7,146	$7,993
Service and maintenance income	464	278
Rental income	3,431	5,307

Total revenue	11,041	13,578

Operating costs and expenses:
Cost of sales, exclusive of depreciation shown separately below	5,622	5,719
Cost of service and maintenance, exclusive of depreciation shown separately below	290	191
Cost of rentals, exclusive of depreciation shown separately below	1,208	2,080
Selling expense	229	302
General and administrative expense	904	966
Depreciation and amortization	951	1,267

Total operating costs and expenses	9,204	10,525

Operating income	1,837	3,053

Other income (expense):
Interest expense	(422)	(500)
Other	11	140

Total other income (expense)	(411)	(360)

Income before income taxes	1,426	2,693
Provision for income taxes	528	997

Net income	898	1,696

Earnings per share:
Basic	$0.13	$0.18
Diluted	$0.11	$0.17
Weighted average shares:
Basic	6,728	9,664
Diluted	7,827	9,860
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$898	$1,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	951	1,267
Deferred taxes	528	997
Income taxes paid	—	(163)
Employee stock options expensed	—	73
Amortization of debt issuance costs	17	—
Gain on disposal of assets	(46)	—
Changes in current assets and liabilities:
Trade and other receivables	1,343	66
Inventory and work in progress	(1,597)	(3,809)
Prepaid expenses and other	(31)	182
Accounts payable and accrued liabilities	830	2,797
Deferred income	(227)	(37)
Other assets	298	2

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,964	3,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,668)	(5,145)
Assets acquired, net of cash	(7,553)	—
Proceeds from sale of property and equipment	180	—

NET CASH USED IN INVESTING ACTIVITIES	(12,041)	(5,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank loans	13,469	—
Net proceeds from bank line of credit	—	734
Repayments of long term debt	(4,015)	(6,809)
Proceeds exercise of stock options and warrants	309	83
Proceeds from sale of stock, net of transaction costs	—	47,176

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,763	41,184

NET CHANGE IN CASH	686	39,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	685	3,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,371	$42,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$378	$456
Income taxes paid	$—	$163
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	$3,000	$—
Assets acquired for issuance of common stock	$5,120	$—
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2006 and March 31, 2005 and the results of our operations for the three month periods ended March 31, 2006 and March 31, 2005 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.
     The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.
     Unless otherwise noted, amounts reported in tables are in thousands, except per share data.
(2) Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted Statement 123 (R) as of January 1, 2006. See Note 4 for discussion of the impact of the adoption of Statement No. 123 (R).
(3) Acquisition
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

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(4) Stock-Based Compensation
Adoption of SFAS No. 123(R)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $73 thousand to income before income taxes.
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees or directors when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.
Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005
     For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

Three Months
Ended
March 31, 2005
Net income, as reported	$898
Compensation expense under Opinion 25	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	(46)

Income available to stockholders, pro forma	$852

Earnings per share:
Basic, as reported	$0.13
Basic, pro forma	$0.13
Diluted, as reported	$0.11
Diluted, pro forma	$0.11
     Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Option Plan
     The Company’s 1998 Stock Option Plan (the Plan), which is shareholder approved, permits the grant of share options and shares to its employees for up to 150,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Share awards generally vest over three years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those options on the Entity’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended
	March 31,
	2005	2006
Weighted average fair value assumptions:
Risk free rate	4.0%-6.8%	4.0%-7.25%
Expected life	10 yrs	10 yrs
Expected volatility	39.0%	39.0-47.0%
Expected dividend yield	0.0%	0.0%
     A summary of option activity under the plan as of March 31, 2006 is presented below. For the quarterly period ended March 31, 2006, the Company did not grant any options under the 1998 Stock Option Plan.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (years)	Value
Outstanding, January 1, 2006	146,668	$7.69

Granted	—	—
Exercised	(666)	$7.50
Forfeited or expired	—	—

Outstanding, March 31, 2006	146,002	$7.69	8.27	$1,488

Exercisable, March 31, 2006	86,320	$7.34	7.87	$910
     The weighted-average grant date fair value of options granted during the quarter ended March 31, 2005 was $4.27. No options were granted during the quarter ending March 31, 2006. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the quarterly period ended March 31, 2006, was approximately $6 thousand. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $5 thousand.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes information about the options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (years)	Price	Shares	Price

$0.00 — 5.55	50,000	6.76	$4.23	45,000	$4.08
5.56 — 9.43	86,002	8.97	8.62	31,320	8.94
9.44 — 16.96	10,000	9.76	16.96	10,000	16.96

$0.00 — 16.96	146,002	8.27	$7.69	86,320	$7.34

     The summary of the status of the Company’s unvested stock options as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock options:

Unvested at January 1, 2006	75,333	$10.34

Granted	—	—
Vested	(15,000)	14.37
Forfeited or expired	—	—

Unvested at March 31, 2006	60,333	$9.34

     As of March 31, 2006, there was approximately $474 thousand of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.8 years. Total compensation expense for stock options was $73 thousand for the quarter ended March 31, 2006.
(5) Inventory
     Inventory, net of reserves, consisted of the following amounts:

	December 31,	March 31,
	2005	2006
		(unaudited)
Raw materials	$11,771	$15,120
Work in process	2,952	3,412

	$14,723	$18,532

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Long Term Debt
     On January 3, 2006, we entered into a Sixth Amended and Restated Loan Agreement, or “Loan Agreement,” with Western National Bank, Midland, Texas. This Loan Agreement (1) continued and carried forward, without change, our previously existing advancing line of credit and term loan facilities, and (2) modified our revolving line of credit facility. Our revolving line of credit, term loan and advancing line of credit facilities are described below.
     On March 24, 2006, we entered into a Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement of our existing loan agreement with Western National Bank, Midland, Texas adjusted the rate per annum from prime rate plus 0.5% to the Prime Rate. This Modification Agreement is effective April 1, 2006.
     Revolving Line of Credit Facility. Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility. After entering into the Sixth Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time was limited to the lesser of $10.0 million or the amount available for advances under a “borrowing base” calculation established by the bank. As of March 31, 2006, the amount available for revolving line of credit advances under our borrowing base was $8.97 million. The amount of the borrowing base is based primarily upon our receivables, equipment and inventory. The borrowing base is re-determined by the bank on a monthly basis. If, as a result of the re-determination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must first prepay the principal of the revolving line of credit note in an amount equal to such excess, and if the excess is not eliminated by the prepayment, we must then prepay the principal of the other notes payable under the Loan Agreement until the excess is eliminated. Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month. Loans made to us under the revolving line of credit bear interest at the prime rate plus 0.5%. As of March 31, 2006, our interest rate on the revolving line of credit was 8.25%. Upon entering into the Sixth Amended and Restated Loan Agreement, the revolving line of credit was renewed; the maturity was extended from January 1, 2006 to December 1, 2006.
     $10.0 Million Multiple Advance Term Loan Facility. This multiple advance term loan facility allowed us to request advances from time to time through March 14, 2006 in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of March 31, 2006, no additional amounts were available for advances under this facility, and the principal amount outstanding under this multiple term advance loan facility at March 31, 2006 was $10.0 million. Loans made to us under this facility bear interest at the greater of (1) the prime rate plus 0.5% or (2) 6.25%. As of March 31, 2006, our interest rate on the multiple advance term loan facility was 8.25%. Interest only under this credit facility is due and payable on the first day of each month commencing May 1, 2005 and continuing through April 1, 2006. Principal under this credit facility is due and payable in 59 monthly installments in an amount equal to 1/60th of the outstanding principal balance on May 1, 2006 with a like installment due on the first day of each succeeding month through March 1, 2011, with interest on the unpaid principal balance being due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on April 1, 2011.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Advancing Line of Credit Facility. This advancing line of credit facility allowed us to request advances in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of March 31, 2006, additional advances under this facility were not permitted. On March 8, 2006, an additional $5.0 million was paid on the principal. The principal amount outstanding under this facility at March 31, 2006 was $2.4 million. Loans made to us under this facility bear interest at the greater of (1) the prime rate plus 0.5% or (2) 5.25%. As of March 31, 2006, our interest rate on this facility was 8.25%. Interest only under this credit facility was due and payable on the 15th day of each month commencing December 15, 2003 and continuing through November 15, 2004. Principal under this credit facility is due and payable in 59 monthly installments of $167 thousand each, commencing December 15, 2004 and continuing through October 15, 2009. Principal payments also include payments of 1/60th of the sum of all advances made between December 15, 2004 and December 15, 2005, such amounts calculated quarterly. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on November 15, 2009.
     $8.0 Million Term Loan. This term loan is a traditional term loan facility. We may not request additional advances under this facility and re-borrowings are not permitted. As of March 31, 2006, the principal amount outstanding under this term loan was $6.95 million. Loans made to us under this credit facility bear interest at the greater of (1) the prime rate plus 0.5% or (2) 6.0%. As of March 31, 2006, our interest rate on this term loan facility was 8.25%. Principal under this credit facility is due and payable in 84 monthly installments of $95 thousand each, commencing February 1, 2005 and continuing through December 1, 2011. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on January 1, 2012.
     The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.
(7) Common Stock Warrants and Options
     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company’s common stock at $3.25 per share. On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes that were due December 31, 2006. As of March 31, 2006, 50,000 of these warrants are outstanding.
     In March 2001 and April 2002, warrants to purchase 68,524 thousand shares of common stock at $2.50 per share and 16,472 shares at $3.25 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. As of March 31, 2006, warrants to purchase 30,832 shares at $2.50 per share and 5,318 shares at $3.25 per share remained outstanding.
     On August 26, 2005, we entered into a non-statutory Stock Option Agreement with Mr. Steve C. Taylor, our CEO and President. The Stock Option Agreement grants to Mr. Taylor a ten-year option to purchase 45,000 shares of our common stock at an exercise price equal to $9.22 (the fair market value of our common stock on January 13, 2005, the date we initially hired Mr. Taylor), with 15,000 shares vesting on each of January 13, 2006, 2007 and 2008. The options expire ten years from the date of grant.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Compensation expense of $73 thousand was recognized related to options that vested in the three month period ended March 31, 2006.
(8) Sale of Common Stock
     On March 8, 2006, we sold 2,468,000 shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million. We did not receive any proceeds from sales by certain selling stockholders. We granted the underwriter an option for a period of 30 days to purchase up to an additional 427,500 shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, the Company sold an additional 427,500 shares, resulting in proceeds to the Company of $7.1 million, in addition to the net proceeds of $40.7 million from the sale of the 2,468,000 shares of common stock on March 8, 2006. The net proceeds after offering costs to us were $47.1 million and a portion has been used to reduce our bank debt by $5.0 million.
(9) Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three Months Ended
	March 31,
	2005	2006
Basic earnings per share:
Numerator:
Net income	$898	$1,696
Denominator:
Weighted average common shares outstanding	6,728	9,664

Basic earnings per share	$0.13	$0.18

Diluted earnings per share:
Numerator:
Net income	$898	$1,696
Denominator :
Weighted average common shares outstanding	6,728	9,664
Dilutive effect of common stock options and warrants	1,099	196

Diluted weighted average shares	7,827	9,860
Diluted earnings per share	$0.11	$0.17

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(10) Segment Information
     FAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in how to allocate resources and in assessing performance.
The Company identifies its segments based upon major revenue sources as follows:
     For the three months ended March 31, 2006

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$7,993	$278	$5,307	—	$13,578

Operating costs and expenses	5,719	191	2,080	2,535	10,525

Operating income	$2,274	$87	$3,227	$(2,535)	$3,053

*Segment Assets	$—	$—	$—	$132,915	$132,915

For the three months ended March 31, 2005

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$7,146	$464	$3,431	—	$11,041

Operating costs and expenses	5,622	290	1,208	2,084	9,204

Operating income	$1,524	$174	$2,223	$(2,084)	$1,837

*Segment Assets	$—	$—	$—	$67,759	$67,759

*	Management does not track assets by segment
(11) Legal Proceedings
     We are a party to one lawsuit arising in the ordinary course of our business. While management is unable to predict the ultimate outcome of this action, management believes that any ultimate liability arising from this action will not have a material adverse effect on our consolidated financial position, results of operations or cash flow, except as discussed herein. We are not currently a party to any other legal proceedings and we are not aware of any other threatened litigation.
*******

NATURAL GAS SERVICES GROUP, INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and in our December 31, 2005 Form 10-K on file with the SEC. All amounts are in thousands unless otherwise noted, except per share data.
Overview
     We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2006, we had 863 natural gas compressors totaling 97,293 horsepower rented to 77 third parties, compared to 601 natural gas compressors totaling 66,250 horsepower rented to 56 third parties at March 31, 2005. Of the 863 natural gas compressors, 95 were rented to Dominion Exploration & Production, Inc. and its affiliates.
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
     We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of March 31, 2006, we had written maintenance agreements with third parties relating to 47 compressors, the majority of which were owned by Dominion Exploration. Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

NATURAL GAS SERVICES GROUP, INC.
     The following table sets forth our revenues from each of our three business segments for the periods presented:

	Three Months Ended March 31,
	2005	2006
Sales	$7,146	$7,993
Service and maintenance	464	278
Rental	3,431	5,307

Total	$11,041	$13,578

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
     Historically, the majority of our revenues and income from operations has come from our compressor rental business. The acquisition of SCS, which is engaged primarily in the business of custom fabrication of compressors for sale to third parties, significantly altered the mix of our revenues, with compressor sales now contributing the largest percentage of our revenues. Margins, exclusive of depreciation, for our rental business have recently averaged 60% to 65%, while margins for the compressor sales business have recently averaged 20%. As a result of the SCS acquisition, therefore, our overall margins have declined in 2005 compared to prior periods because of the difference in our product mix. Our strategy for growth is focused on our compressor rental business, and we intend to use the additional fabrication capacity now available through SCS to expand our rental fleet while continuing SCS’s core custom fabrication business. As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall margins to improve from those experienced in 2005.
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

NATURAL GAS SERVICES GROUP, INC.
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
     For fiscal year 2006, our forecasted capital expenditures are $27 to $32 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our recently completed public offering of common stock, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2006. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.
Results of Operations
Three months ended March 31, 2005, compared to the three months ended March 31, 2006.
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the three months ended March 31, 2005 and March 31, 2006. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, exclusive of depreciation
	Three Months Ended March 31,				Three Months Ended March 31,
	2005		2006		2005		2006
Sales	$7,146	65%	$7,993	59%	$1,524	21%	$2,274	28%
Service and Maintenance	464	4%	278	2%	$174	38%	87	31%
Rental	3,431	31%	5,307	39%	2,223	65%	$3,227	61%

Total	$11,041		$13,578		$3,921	36%	$5,588	41%

     Total revenue increased from $11.0 million to $13.6 million, or 23.0%, for the three months ended March 31, 2006, compared to the same period ended March 31, 2005. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 54.7% and sales revenue increased 11.9% and these were offset by a decrease in service and maintenance revenue of 40.1%.
     Rental revenue increased from $3.4 million to $5.3 million, or 54.7%, for the three months ended March 31, 2006, compared to the same period ended March 31, 2005. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 919 compressor packages in its rental fleet, up from 661 units at March 31, 2005. The rental fleet has a utilization of 94% as of March 31, 2006.
     Sales revenue increased from $7.1 million to $8.0 million, or 11.9%, for the three months ended March 31, 2006, compared to the same period ended March 31, 2005. Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

NATURAL GAS SERVICES GROUP, INC.
     Service and maintenance revenue decreased from $464 thousand to $278 thousand, or 40.1%, for the three months ended March 31, 2006, compared to the same period ended March 31, 2005. This decrease was mainly the result of the change in our maintenance contract in Michigan with Dominion Resources and began January 1, 2006.
     The overall gross margin percentage, exclusive of depreciation, increased to 41.2% for the three months ended March 31, 2006, from 35.5% for the same period ended March 31, 2005. This increase resulted mainly from the relative increase in compressor rental revenue as a percentage of the total revenue. Our rental fleet carried a gross margin averaging 60.8%, and compressor sales margins average 28.4% for the three months ended March 31, 2006, therefore the total margins increased as the higher margin product became a larger part of our product mix.
     Selling expense increased from approximately $229 thousand, to approximately $302 thousand or 31.9% for the three months ended March 31, 2006, as compared to the same period ended March 31, 2005. This increase is the result of increased commissions and also added salaries for sales people added to our sales force.
     General and administrative expenses increased from approximately $904 thousand, to approximately $966 thousand or 6.9% for the three months ended March 31, 2006, as compared to the same period ended March 31, 2005. This increase is mainly the result of stock option compensation expense of $73 thousand due to the adoption of SFAS 123 (R).
     Depreciation and amortization expense increased 33.2% from $951 thousand, to $1.3 million for the three months ended March 31, 2006, compared to the same period ended March 31, 2005. This increase was the result of 258 new gas compressor rental units being added to rental fleet from March 31, 2005 to March 31, 2006, thus increasing the depreciable base.
     Other income net of other expense increased approximately $129 thousand for the three months ended March 31, 2006, compared to the same period ended March 31, 2005. This increase is mainly the result of additional interest income from our money market accounts.
     Interest expense increased 18.5% for the three months ended March 31, 2006, compared to the same period ended March 31, 2005, mainly due to increased loan balances financing rental equipment.
     Provision for income tax increased from approximately $528 thousand to $997 thousand or 88.8%, and is the result of the increase in taxable income.
Critical Accounting Policies and Practices
     A discussion of our critical accounting policies is included in the Company’s Form 10-K for the year ended December 31, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in

NATURAL GAS SERVICES GROUP, INC.
accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $73 thousand to income before income taxes.
Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We adopted Statement 123 (R) as of January 1, 2006. See Note 4 for discussion of the impact of the adoption of Statement No. 123 (R).
Liquidity and Capital Resources
     Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.
     At March 31, 2006, we had cash and cash equivalents of $42.4 million, working capital of $53.1 million and total debt of $22.1 million of which $4.6 million was classified as current. We had positive net cash flow from operating activities of $3.1 million during the first three months of 2006. This was primarily from net income of $1.7 million, an increase in accounts payable and accrued liabilities of $2.8 million offset by an increase in inventories of $3.8 million during the three months ended March 31, 2006.
     For the three months ended March 31, 2006, we invested $5.1 million in equipment for our rental fleet and service vehicles. We financed this activity with bank debt, cash flow from operations and public offering proceeds. We borrowed $734 thousand in the first three months of 2006. In addition we have repaid $6.8 million of our existing debt.
     On March 8, 2006, we sold 2,468,000 shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million. We did not receive any proceeds from sales by certain selling stockholders. We granted the underwriter an option for a period of 30 days to purchase up to an additional 427,500 shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, the Company sold an additional 427,500 shares, resulting in proceeds to the Company of $7.1 million, in addition to the net proceeds of $40.7 million from the sale of the 2,468,000 shares of common stock on March 8, 2006. The net proceeds after offering costs to us were $47.1 million and a portion has been used to reduce our bank debt by $5.0 million. The remainder will be used for the 2006 capital expenditure budget, working capital and general corporate purposes.

NATURAL GAS SERVICES GROUP, INC.
Contractual Obligations and Commitments
     We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
	(in thousands of dollars)
							After 5
	2006 (1)	2007	2008	2009	2010	years	Total
Credit facility (secured)	$4,587	$4,043	$3,143	$3,143	$3,143	$2,071	$20,130
Interest on credit facility (2)	1,382	1,048	769	526	282	80	4,087
Subordinated debt	—	1,000	1,000	—	—	—	2,000
Facilities and office leases	110	129	62	29	29	106	465
Purchase obligations	—	—	—	—	—	—	—

Total	$6,079	$6,220	$4,974	$3,698	$3,454	$2,257	$26,682

(1)	For the nine months remaining in 2006.

(2)	Assumes no change in the prime rate.
Senior Bank Borrowings
     On January 03, 2006, we entered into a Sixth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas, provides for the following loan facilities:
•	$8.0 Million Term Loan Facility;

•	$10.0 Million Multiple Advance Term Loan Facility;

•	Revolving Line of Credit Facility; and

•	Advancing Line of Credit Facility.
     All outstanding principal under our $10.0 Million Multiple Advance Term Loan Facility is due and payable on April 1, 2011, and all outstanding principal under our $8.0 Million Term Loan Facility is due and payable on January 1, 2012. The outstanding principal balance of our Advancing Line of Credit Facility is due and payable on November 15, 2009.
     Our Revolving Line of Credit Facility matures on December 1, 2006.
     On March 8, 2006, we paid an additional $5.0 million on the principal of the Advancing Line of Credit Facility.
     Our obligations under the Loan Agreement continue to be collateralized by substantially all of our assets, including our equipment, trade accounts receivable and other personal property, the stock we own in SCS, and by the real estate and related plant facilities owned by SCS.

NATURAL GAS SERVICES GROUP, INC.
Subordinated Debt
     The principal amounts of the promissory notes issued to the three stockholders of SCS as part of the consideration for the acquisition of SCS are in the aggregate principal amounts of $2.1 million, $600 thousand and $300 thousand. The principal of each note is payable in three equal annual installments, commencing on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of each note is payable on the same dates as, and in addition to, the installments of principal. Under the terms of our Loan Agreement with our bank lender, we are prohibited from making payments on these notes if at the time of any such payment we are then in default under the Loan Agreement or if any such payment would cause or result in a default under the Loan Agreement.
     To secure payment of these notes, our bank lender issued for our account three separate letters of credit for the benefit of the holder of each respective note. The $2.1 million promissory note is secured by a letter of credit in the face amount of $1.4 million; the $600 thousand promissory note is secured by a letter of credit in the face amount of $400 thousand; and the $300 thousand promissory note is secured by a letter of credit in the face amount of $200 thousand.
     The letters of credit expire February 3, 2008. Drafts for payment under each beneficiary’s respective letter of credit may be made by the beneficiary only upon our default in payment of the promissory note. If a draft for payment is not presented on or before February 3, 2007, the face amount of the letter of credit will automatically be reduced by one-half.
     On January 3, 2006, we paid the first installment of the annual payments in the amount of $1.0 million in principal.
Off-Balance Sheet Arrangements
     We do not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. Such entities often referred to as variable interest entities or special purpose entities are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We were not involved in any unconsolidated financial transactions with variable interest or special purpose entities during any of the reporting periods in this report and have no intention to participate in such transactions in the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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

NATURAL GAS SERVICES GROUP, INC.
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
     At March 31, 2006, we were exposed to interest rate fluctuations on $20.1 million of bank borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by $201 thousand. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Financial Instruments and Debt Maturities
     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of December 31, 2005 and 2004, and were determined based upon interest rates currently available to us for borrowings with similar terms.
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
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of certain members of Natural Gas Services Group, Inc’s management, the chief executive officer and the vice-president of accounting evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Natural Gas Services Group, Inc. as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and vice-president of accounting concluded that, as of the end of the period covered by this report, Natural Gas Services Group, Inc’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified in the Commission’s rules and forms.

NATURAL GAS SERVICES GROUP, INC.
     (b) Changes in Internal Controls.
     There were no changes in Natural Gas Services Group, Inc’s internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect Natural Gas Services Group, Inc’s internal controls over financial reporting. In addition, to the knowledge of the chief executive officer and vice-president of accounting there were no changes in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation made by the chief executive officer and the vice-president of accounting.

NATURAL GAS SERVICES GROUP, INC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          We are a party to one lawsuit arising in the ordinary course of our business. While management is unable to predict the ultimate outcome of this action, management believes that any ultimate liability arising from this action will not have a material adverse effect on our consolidated financial position, results of operations or cash flow. Except as discussed herein, we are not currently a party to any other legal proceedings and we are not aware of any other threatened litigation.
Item 1A. Risk Factors
          Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, one of which has been updated as set forth below.
Our current debt level is high and may negatively impact our current and future financial stability.
     As of March 31, 2006, we had an aggregate of approximately $20.1 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $2.0 million, and accounts payable and accrued expenses of approximately $8.5 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
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
          On March 24, 2006, we entered into a Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement of our existing loan agreement with Western National Bank, Midland, Texas adjusted the rate per annum from Prime Rate plus 0.5% to the Prime Rate. This Modification Agreement is effective April 1, 2006.
          At March 31, 2006, we were exposed to interest rate fluctuations on $20.1 million of bank borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by $201 thousand. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

NATURAL GAS SERVICES GROUP, INC.
Item 6. Exhibits
     The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s 10-QSB dated November 10, 2004 and filed with the Securities and Exchange Commission on November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.23, 10.24, 10.25, 10.32, 10.33 and 10.35).

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.16	Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.17	Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.19	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.20	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and Cbarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.21	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.22	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.23	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.24	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.25	Promissory Note, dated January 3, 2005 in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.26	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.27	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Services Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission on January 6, 2006)

10.31	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated May 1, 2005 and filed with the Securities and Exchange Commission on May 13, 2005)

10.32	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.33	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.34	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.35	Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.36	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.37	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.38	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

NATURAL GAS SERVICES GROUP, INC.
     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.
By:	/s/ Stephen C. Taylor
Stephen C. Taylor
President and Chief Executive Officer

By:	/s/ Earl R. Wait
Earl R. Wait
Principal Accounting Officer And Treasurer

May 12, 2006

NATURAL GAS SERVICES GROUP, INC.
INDEX TO EXHIBITS:

Exhibit No.	Description
2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.23, 10.24, 10.25, 10.32, 10.33 and 10.35).

10.1	1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.16	Triple Net Lease Agreement, dated September 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.17	Lease Agreement, dated September 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.19	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.20	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.21	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.22	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.23	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.24	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.25	Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.27	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28	Guaranty Agreement, dated as of January 3, 2005, mad by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, mad by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

10.31	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

10.32	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.33	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.34	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.35	Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.36	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.37	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.38	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.