Form 10-Q
period 2006-06-30
NATURAL GAS SERVICES GROUP INC
filed 2006-08-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $.01 par value	11,947,827

NATURAL GAS SERVICES GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	Page 1

Unaudited Condensed Consolidated Income Statements	Page 2

Unaudited Condensed Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Consolidated Financial Statements	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 23

Item 4. Controls and Procedures	Page 24

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	Page 24

Item 1A. Risk Factors	Page 24

Item 1.4. Submission of Matters to a Vote of Security Holders	Page 25

Item 6. Exhibits	Page 26

Signatures	Page 31
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Required by Section 906
Certification Required by Section 906

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,271	$1,519
Short-term investments	—	33,288
Trade accounts receivable, net of doubtful accounts	6,192	6,247
Inventory, net of allowance	14,723	19,477
Prepaid expenses and other	456	281

Total current assets	24,642	60,812

Rental equipment, net of accumulated depreciation of $7,598 and $9,240, respectively	41,201	50,068
Property and equipment, net of accumulated depreciation of $2,458 and $3,087, respectively	6,424	6,674
Goodwill, net of accumulated amortization $325	10,039	10,039
Intangibles, net of accumulated amortization of $326 and $490, respectively	3,978	3,814
Other assets	85	69

Total assets	$86,369	$131,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,680	$4,639
Line of credit	300	57
Accounts payable and accrued liabilities	5,124	7,546
Deferred income	103	—

Total current liabilities	11,207	12,242

Long-term debt, less current portion	20,225	14,533
Subordinated notes, less current portion	2,000	1,000
Deferred income tax payable	7,247	7,702

Total liabilities	40,679	35,477

Stockholders Equity:
Common stock; 9,022 and 11,948 shares issued and outstanding, respectively	90	119
Additional paid-in capital	34,667	82,043
Retained earnings	10,933	13,837

Total stockholders’ equity	45,690	95,999

Total liabilities and stockholders’ equity	$86,369	$131,476

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except earnings per share)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenue:
Sales, net	$7,440	$9,636	$14,586	$17,629
Service and maintenance income	696	262	1,160	540
Rental income	3,895	5,560	7,326	10,867

Total revenue	12,031	15,458	23,072	29,036

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	5,577	8,402	11,199	14,121
Cost of service and maintenance, exclusive of depreciation stated separately below	513	206	803	397
Cost of rentals, exclusive of depreciation stated separately below	1,550	2,193	2,757	4,273
Selling expense	252	325	482	627
General and administrative expense	940	1,049	1,844	2,015
Depreciation and amortization	999	1,371	1,950	2,638

Total operating costs and expenses	9,831	13,546	19,035	24,071

Operating income	2,200	1,912	4,037	4,965

Other income (expense):
Interest expense	(509)	(423)	(931)	(923)
Other income (expense)	8	428	19	568

Total other income (expense)	(501)	5	(912)	(355)

Income before provision for income taxes	1,699	1,917	3,125	4,610
Provision for income taxes	629	709	1,156	1,706

Net income	1,070	1,208	1,969	2,904

Earnings per share:
Basic	$0.16	$0.10	$0.29	$0.27
Diluted	$0.13	$0.10	$0.25	$0.27
Weighted average shares outstanding:
Basic	6,900	11,947	6,807	10,812
Diluted	8,049	12,038	7,932	10,882
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,969	$2,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,950	2,638
Deferred taxes	1,094	1,706
Income taxes paid	—	(658)
Employee stock options expensed	—	146
Amortization of debt issuance costs	32	—
Gross profit from sale of rental equipment	(45)	(786)
Changes in current assets and liabilities:
Trade and other receivables	(192)	(55)
Inventory and work in progress	(2,541)	(4,754)
Prepaid expenses and other	(151)	175
Accounts payable and accrued liabilities	1,429	1,830
Deferred income	(391)	(103)
Other assets	268	5

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,422	3,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,110)	(13,477)
Assets acquired, net of cash	(7,566)	—
Purchase of short-term investments	—	(38,988)
Redemption of short-term investments	—	5,700
Proceeds from sale of rental equipment	211	2,680

NET CASH USED IN INVESTING ACTIVITIES	(16,465)	(44,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	17,286	—
Proceeds from line of credit	—	838
Repayments of long-term debt	(5,140)	(7,732)
Repayments of line of credit	—	(1,081)
Proceeds from exercise of stock options and warrants	1,040	97
Proceeds from sale of stock, net of transaction costs	—	47,163

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,186	39,285

NET CHANGE IN CASH	143	(1,752)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	685	3,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$828	$1,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$887	$879
Income taxes paid	$—	$658
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	$3,000	$—
Assets acquired for issuance of common stock	$5,120	$—
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2006 and June 30, 2005 and the results of our operations for the six month periods ended June 30, 2006 and June 30, 2005 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.
Short-Term investments
     Short-term investments consist primarily of government and corporate bonds with original maturities of ninety days to one year.
Revenue recognition
     Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped. Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.
Intangibles
     At June 30, 2006 the Company has intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements. The carrying amount net of accumulated amortization at June 30, 2006 was $3.8 million. Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life of approximately 16 years. In addition, the Company had an intangible asset with a gross carrying value of $654 thousand at June 30, 2006 related to the trade name of SCS. This asset is not being amortized as it has been deemed to have an indefinite life.
     The following table represents estimated future amortization expense (in thousands).

2006	$150
2007	299
2008	299
2009	299
2010	260
Thereafter	1,808

$3,115

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s policy is to periodically review the net realizable value of its intangibles, other than goodwill and patents, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of intangible assets exists at June 30, 2006.
     The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.
     Unless otherwise noted, amounts reported in tables are in thousands, except per share data and stock option data.
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
     SCS was a privately owned manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.
     The stockholders of SCS received, in proportionate shares (based on their stock ownership of SCS), total consideration consisting of $16.1 million:
•	$8 million in cash;

•	Promissory notes issued by Natural Gas Services Group, Inc. in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and

•	609,756 shares of Natural Gas Services Group, Inc. common stock valued at $5.1 million based upon the closing price of the Company’s stock at the time of the transaction. All of the shares are “restricted” securities within the meaning of Rule 144 under the Securities Act of 1933, as amended, and will bear a legend to that effect.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     This transaction was completed January 3, 2005 and Natural Gas Services Group, Inc. began reporting combined financial information with SCS in January 2005. The total purchase price was $16.1 million and the Company recorded goodwill of approximately $5.0 million and intangible assets of approximately $4.2 million, reflecting the additional value to our previously existing operations achieved with this acquisition’s ability to expand production capacity and product line.
     The following table represents the combined results of operations on a pro-forma basis with Natural Gas Services Group, Inc. and Screw Compression Systems, Inc. as if the acquisition had occurred on January 1, 2004.
(Unaudited)
Pro Forma Results

Twelve Months
Ended
December 31, 2004
Revenue	$37,382
Net income available to common stockholders	4,148
Net income per common share, basic	0.67
Net income per common share, diluted	0.59

Summary of net assets acquired is as follows:
Current assets	$8,274
Other assets	3,047
Intangibles	4,218
Goodwill	7,468

Total assets	23,007

Current liabilities	3,180
Notes payable	1,403
Other liabilities	1,884

Total liabilities	6,467

Net assets	16,540
Acquisition expenses	(418)

Purchase price	$16,122

(4) Stock-Based Compensation
Adoption of SFAS No. 123(R)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the three and six months ended June 30, 2006 of $73 thousand and $146 thousand, respectively to income before income taxes.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.
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
Pro-Forma Stock Compensation Expense for the Quarterly Period Ended June 30, 2005
     For the three and six month periods ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three and six month periods ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30	June 30
	2005	2005
Pro forma impact of fair value method
Income applicable to common shares, as reported	$1,070	$1,969
Pro-forma stock-based compensation costs under the fair value method, net of related tax	(13)	(59)

Pro-forma income applicable to common shares under the fair-value method	$1,057	$1,910
Earnings per common share
Basic earnings per share reported	$0.16	$0.29
Diluted earnings per share reported	$0.13	$0.25
Pro-forma basic earnings per share under the fair value method	$0.15	$0.28
Pro-forma diluted earnings per share under the fair value method	$0.13	$0.24
     Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior three and six month periods ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current three and six month periods ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Plan
     The Company’s 1998 Stock Option Plan (the Plan), which is stockholder approved, permits the grant of share options and shares to its employees for up to 550 thousand shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Share awards generally vest over three years. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).
     On June 20, 2006, the 1998 Stock Option Plan was amended and approved by the stockholders. The number of shares of common stock authorized for issuance under the 1998 Plan was increased from 150 thousand to 550 thousand. The last date that grants could be made was changed from December 17, 2008 to March 1, 2016. The exercise price of incentive stock options granted to employees who do not own more that 10% of our common stock was changed from not less that 140% of the fair market value per share of our common stock on the date of grant to not less than 100% of the fair market value of our common stock on the date of grant. The provision allowing the Compensation Committee to increase, without stockholder approval, the number of shares of stock subject to the 1998 Plan from 150 thousand shares to 400 thousand shares was eliminated. The provision that provided the Compensation Committee, in its sole discretion, could provide an optionee with the right to exchange, in a cashless transaction, all or part of a stock option for shares of our common stock on terms and conditions determined by the Compensation Committee was eliminated.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Weighted average fair value assumptions:
Risk free rate	4.0%-6.8%	4.0%-7.25%	4.0%-6.8%	4.0%-7.25%
Expected life	10 yrs	10 yrs	10 yrs	10 yrs
Expected volatility	39.0%	39.0-47.0%	39.0%	39.0-47.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A summary of option activity under the plan as of June 30, 2006 is presented below. For the three and six months ended June 30, 2006, the Company did not grant any options under the 1998 Stock Option Plan.

			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
				(in thousands)
Outstanding, January 1, 2006	146,668	$7.69

Granted	—	—
Exercised	(2,666)	6.78
Forfeited or expired	(9,000)	6.86

Outstanding, June 30, 2006	135,002	$7.76	8.03	$973

Exercisable, June 30, 2006	82,336	$7.35	7.60	$627
     No options were granted during the three and six months ended June 30, 2006. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the three and six months ended June 30, 2006, was approximately$18 thousand and $24 thousand, respectively. Cash received from stock options exercised during the three and six months ended June 30, 2006 was $13 thousand and $18 thousand, respectively.
     The following table summarizes information about the options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$ 0.00 – 5.58	46,000	6.43	$4.12	44,000	$4.05
5.59 – 9.43	79,002	8.77	8.72	28,336	9.09
9.44 – 16.96	10,000	9.51	16.96	10,000	16.96

$ 0.00-16.96	135,002	8.03	$7.76	82,336	$7.35

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The summary of the status of the Company’s unvested stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock options:

Unvested at January 1, 2006	75,333	$10.34

Granted	—	—
Vested	15,000	14.37
Forfeited	7,667	4.09

Unvested at June 30, 2006	52,666	$10.10

     As of June 30, 2006, there was approximately $402 thousand of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.5 years. Total compensation expense for stock options was $73 thousand and $146 thousand for the three and six months ended June 30, 2006, respectively. An income tax benefit was recognized of approximately $27 thousand and $54 thousand for the three and six months ended June 30, 2006, respectively.
(5) Inventory
     Inventory, net of reserves, consisted of the following amounts:

	December 31,	June 30,
	2005	2006
		(unaudited)
Raw materials	$11,771	$14,674
Work in process	2,952	4,803

	$14,723	$19,477

(6) Long Term Debt
     On March 24, 2006, we entered into a Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement under our existing loan agreement with Western National Bank, Midland, Texas, reduced the rate per annum from the Prime Rate plus 0.5%, to the Prime Rate. This Modification Agreement was effective April 1, 2006.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Revolving Line of Credit Facility. Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility. After entering into the Sixth Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time was limited to the lesser of $10.0 million or the amount available for advances under a “borrowing base” calculation established by the bank. As of June 30, 2006, the amount available for revolving line of credit advances under our borrowing base was $9.94 million. The amount of the borrowing base is based primarily upon our receivables, equipment and inventory. The borrowing base is re-determined by the bank on a monthly basis. If, as a result of the re-determination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must first prepay the principal of the revolving line of credit note in an amount equal to such excess, and if the excess is not eliminated by the prepayment, we must then prepay the principal of the other notes payable under the Loan Agreement until the excess is eliminated. Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month. Loans made to us under the revolving line of credit bear interest at the prime rate. As of June 30, 2006, our interest rate on the revolving line of credit was 8.25%. Upon entering into the Sixth Amended and Restated Loan Agreement, the revolving line of credit was renewed; the maturity was extended from January 1, 2006 to December 1, 2006.
     $10.0 Million Multiple Advance Term Loan Facility. This multiple advance term loan facility allowed us to request advances from time to time through March 14, 2006 in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of June 30, 2006, no additional amounts were available for advances under this facility, and the principal amount outstanding under this multiple term advance loan facility at June 30, 2006 was $9.7 million. Loans made to us under this facility bear interest at the greater of (1) the prime rate or (2) 6.25%. As of June 30, 2006, our interest rate on the multiple advance term loan facility was 8.25%. Interest only under this credit facility was due and payable on the first day of each month commencing May 1, 2005 and continuing through April 1, 2006. Principal under this credit facility is due and payable in 59 monthly installments in an amount equal to 1/60th of the outstanding principal balance on May 1, 2006 with a like installment due on the first day of each succeeding month through March 1, 2011, with interest on the unpaid principal balance being due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on April 1, 2011.
     Advancing Line of Credit Facility. This advancing line of credit facility allowed us to request advances in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of June 30, 2006, additional advances under this facility were not permitted. The principal amount outstanding under this facility at June 30, 2006 was $2.1 million. Loans made to us under this facility bear interest at the greater of (1) the prime rate plus or (2) 5.25%. As of June 30, 2006, our interest rate on this facility was 8.25%. Interest only under this credit facility was due and payable on the 15th day of each month commencing December 15, 2003 and continuing through November 15, 2004. Principal under this credit facility is due and payable in 59 monthly installments of $167 thousand each, commencing December 15, 2004 through April 15, 2006, and installments of $57 thousand each from May 15, 2006 and continuing through October 15, 2009. Principal payments also include payments of 1/60th of the sum of all advances made between December 15, 2004 and December 15, 2005, such amounts calculated quarterly. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on November 15, 2009.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     $8.0 Million Term Loan. This term loan is a traditional term loan facility. We may not request additional advances under this facility and re-borrowings are not permitted. As of June 30, 2006, the principal amount outstanding under this term loan was $6.4 million. Loans made to us under this credit facility bear interest at the greater of (1) the prime rate or (2) 6.0%. As of June 30, 2006, our interest rate on this term loan facility was 8.25%. Principal under this credit facility is due and payable in 84 monthly installments of $95 thousand each, commencing February 1, 2005 and continuing through December 1, 2011. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on January 1, 2012.
     The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.
(7) Common Stock Warrants and Options
     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company’s common stock at $3.25 per share. On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes that were due December 31, 2006. As of June 30, 2006, 50,000 of these warrants are outstanding.
     In March 2001 and April 2002, warrants to purchase 68,524 thousand shares of common stock at $2.50 per share and 16,472 shares at $3.25 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. As of June 30, 2006, warrants to purchase 30,832 shares at $2.50 per share and 5,318 shares at $3.25 per share remained outstanding.
     In October, 2002, the Company closed an initial public offering in which it sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for a total of $7,875,000. The warrants are exercisable anytime through October 21, 2006 at $6.25 per share. In connection with this offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants at $0.3125 per share. The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share. The underwriter’s options expire in October 2006 and include a cashless exercise provision utilizing the Company’s common stock. As of June 30, 2006, there were 29 thousand of these warrants outstanding.
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
     Compensation expense of $73 thousand and $146 thousand was recognized related to options that vested in the three and six month periods ended June 30, 2006, respectively.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(9) Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Numerator:
Net income	$1,070	$1,208	$1,969	$2,904
Denominator for basic net income per common share:
Weighted average common shares outstanding	6,900	11,947	6,807	10,812

Denominator for diluted net income per share:
Weighted average common shares outstanding	6,900	11,947	6,807	10,812
Dilutive effect of stock options and warrants	1,149	91	1,125	70

Diluted weighted average shares	8,049	12,038	7,932	10,882

Earnings per common share:
Basic	$0.16	$0.10	$0.29	$0.27
Diluted	$0.13	$0.10	$0.25	$0.27
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

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company identifies its segments based upon major revenue sources as follows:
For the three months ended June 30, 2006:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$9,636	$262	$5,560	—	$15,458
Operating costs and expenses	8,402	206	2,193	2,745	13,546

Operating income	$1,234	$56	$3,367	$(2,745)	$1,912

*Segment Assets	$—	$—	$—	$131,476	$131,476

For the three months ended June 30, 2005:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$7,440	$696	$3,895	—	$12,031
Operating costs and expenses	5,577	513	1,550	2,191	9,831

Operating income	$1,863	$183	$2,345	$(2,191)	$2,200

*Segment Assets	$—	$—	$—	$73,249	$73,249

For the six months ended June 30, 2006:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$17,629	$540	$10,867	—	$29,036
Operating costs and expenses	14,121	397	4,273	5,280	24,071

Operating income	$3,508	$143	$6,594	$(5,280)	$4,965

*Segment Assets	$—	$—	$—	$131,476	$131,476

For the six months ended June 30, 2005:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$14,586	$1,160	$7,326	—	$23,072
Operating costs and expenses	11,199	803	2,757	4,276	19,035

Operating income	$3,387	$357	$4,569	$(4,276)	$4,037

*Segment Assets	$—	$—	$—	$73,249	$73,249

*	Management does not track assets by segment
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
**********************

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
Overview
     We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2006, we had 870 natural gas compressors totaling 97,837 horsepower rented to 74 third parties, compared to 692 natural gas compressors totaling 57,971 horsepower rented to 65 third parties at June 30, 2005. Of the 870 natural gas compressors, 92 were rented to Dominion Exploration & Production, Inc. and its affiliates.
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
     We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of June 30, 2006, we had written maintenance agreements with third parties relating to 47 compressors, the majority of which were owned by Dominion Exploration. Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

NATURAL GAS SERVICES GROUP, INC.
     The following table sets forth our revenues from each of our three business segments for the periods presented:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Sales	$7,440	$9,636	$14,586	$17,629
Service and maintenance	696	262	1,160	540
Rental	3,895	5,560	7,326	10,867

Total	$12,031	$15,458	$23,072	$29,036

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
Results of Operations
Three months ended June 30, 2005, compared to the three months ended June 30, 2006.
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the three months ended June 30, 2005 and June 30, 2006. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, exclusive of depreciation
	Three months Ended June 30,				Three months Ended June 30,
	2005		2006		2005		2006
Sales	$7,440	62%	$9,636	62%	$1,863	25%	$1,234	13%
Service and Maintenance	696	6%	262	2%	183	26%	56	21%
Rental	3,895	32%	5,560	36%	2,345	60%	3,367	61%

Total	$12,031		$15,458		$4,391	36%	$4,657	30%

     Total revenue increased from $12.0 million to $15.5 million, or 28.5%, for the three months ended June 30, 2006, compared to the same period ended June 30, 2005. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 42.7% and sales revenue increased 29.5% and these were offset by a decrease in service and maintenance revenue of 62.4%.
     Rental revenue increased from $3.9 million to $5.6 million, or 42.7%, for the three months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 990 compressor packages in its rental fleet, up from 735 units at June 30, 2005. The rental fleet has a utilization of 88% as of June 30, 2006.
     Sales revenue increased from $7.4 million to $9.6 million, or 29.5%, for the three months ended June 30, 2006, compared to the same period ended June 30, 2005. The sales revenue during the three months ended June 30, 2006, included $2.7 million for the sale of rental equipment to an existing customer. Sales from outside sources included: (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales and (4) compressor rebuilds.

NATURAL GAS SERVICES GROUP, INC.
     Service and maintenance revenue decreased from $696 thousand to $262 thousand, or 62.4%, for the three months ended June 30, 2006, compared to the same period ended June 30, 2005. This decrease was mainly the result of the change in our maintenance contract in Michigan with Dominion Resources and beginning January 1, 2006.
     The overall gross margin percentage, exclusive of depreciation, decreased to 30.1% for the three months ended June 30, 2006, from 36.5% for the same period ended June 30, 2005. The decrease resulted mainly from lower overall gross margins in the sales business due to higher contract labor costs incurred to facilitate and expedite compressor unit flow through our Tulsa facility, a pre-dominate mix of smaller, lower margin compressor units fabricated for sale this period. Compressor sales margins averaged 12.8% for the three months ended June 30, 2006, therefore the total margins decreased as the lower margin products became a larger part of our product mix.
     Selling expense increased from $252 thousand, to $325 thousand or 29.0% for the three months ended June 30, 2006, as compared to the same period ended June 30, 2005. This increase is the result of increased commissions as a result of increased sales and additional salaries for sales people added to our sales force.
     General and administrative expenses increased from $940 thousand, to $1.0 million or 11.6% for the three months ended June 30, 2006, as compared to the same period ended June 30, 2005. This increase is mainly the result of stock option compensation expense of $73 thousand due to the adoption of SFAS 123 (R).
     Depreciation and amortization expense increased 37.2% from $999 thousand, to $1.4 million for the three months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase was the result of 255 new gas compressor rental units being added to rental fleet from June 30, 2005 to June 30, 2006, thus increasing the depreciable base.
     Other income net of other expense increased $420 thousand for the three months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase is mainly the result of additional interest income from our short-term investment account.
     Interest expense decreased 16.9% for the three months ended June 30, 2006, compared to the same period ended June 30, 2005, mainly due to decreased loan balances financing rental equipment.
     Provision for income tax increased from $629 thousand to $709 thousand or 12.7%, and is the result of the increase in taxable income.
Six months ended June 30, 2005, compared to the six months ended June 30, 2006.
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the six months ended June 30, 2005 and June 30, 2006. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, exclusive of depreciation
	Six months Ended June 30,				Six months Ended June 30,
	2005		2006		2005		2006
Sales	$14,586	63%	$17,629	61%	$3,387	23%	$3,508	20%
Service and Maintenance	1,160	5%	540	2%	357	31%	143	26%
Rental	7,326	32%	10,867	37%	4,569	62%	$6,594	61%

Total	$23,072		$29,036		$8,313	36%	$10,245	35%

NATURAL GAS SERVICES GROUP, INC.
     Total revenue increased from $23.1 million to $29.0 million, or 25.8%, for the six months ended June 30, 2006, compared to the same period ended June 30, 2005. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 48.3% and sales revenue increased 20.9% and these were offset by a decrease in service and maintenance revenue of 53.4%.
     Rental revenue increased from $7.3 million to $10.9 million, or 48.3%, for the six months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 990 compressor packages in its rental fleet, up from 735 units at June 30, 2005. The rental fleet has a utilization of 88% as of June 30, 2006.
     Sales revenue increased from $14.6 million to $17.6 million, or 20.9%, for the six months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase was mainly from the 2.7 million in sales of rental equipment. Sales from outside sources included: (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales and (4) compressor rebuilds.
     Service and maintenance revenue decreased from $1.2 million to $540 thousand, or 53.4%, for the six months ended June 30, 2006, compared to the same period ended June 30, 2005. This decrease was mainly the result of the change in our maintenance contract in Michigan with Dominion Resources beginning January 1, 2006.
     The overall gross margin percentage, exclusive of depreciation, decreased to 35.3% for the six months ended June 30, 2006, from 36.0% for the same period ended June 30, 2005. This decrease resulted mainly from lower margins on the sale of compressor units during the period. Compressor sales margins averaged 19.9% for the six months ended June 30, 2006, therefore the total margins decreased as the lower margin products became a larger part of our product mix.
     Selling expense increased from $482 thousand, to $627 thousand or 30.1% for the six months ended June 30, 2006, as compared to the same period ended June 30, 2005. This increase is the result of increased commissions and also added salaries for sales people added to our sales force.
     General and administrative expenses increased from $1.8 million, to $2.0 million or 9.3% for the six months ended June 30, 2006, as compared to the same period ended June 30, 2005. This increase is mainly the result of stock option compensation expense of $146 thousand due to the adoption of SFAS 123 (R).
     Depreciation and amortization expense increased 35.3% from $1.9 million, to $2.6 million for the six months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase was the result of 255 new gas compressor rental units being added to rental fleet from June 30, 2005 to June 30, 2006, thus increasing the depreciable base.
     Other income net of other expense increased by $549 thousand for the six months ended June 30, 2006, compared to the same period ended June 30, 2005. This increase is mainly the result of additional interest income from our short-term investment account as a result of increased cash balances from our March offering.
     Interest expense decreased 0.9% for the six months ended June 30, 2006, compared to the same period ended June 30, 2005, mainly due to decreased loan balances financing rental equipment.

NATURAL GAS SERVICES GROUP, INC.
     Provision for income tax increased from $1.2 million to $1.7 million or 47.6%, and is the result of the increase in taxable income.
Critical Accounting Policies and Practices
     A discussion of our critical accounting policies is included in the Company’s Form 10-K for the year ended December 31, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the six months ended June 30, 2006 of $146 thousand to income before income taxes.
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
     At June 30, 2006, we had cash and cash equivalents of $34.8 million, working capital of $48.6 million and total debt of $20.2 million of which $4.7 million was classified as current. We had positive net cash flow from operating activities of $3.0 million during the first six months of 2006. This was primarily from net income of $2.9 million, an increase in accounts payable and accrued liabilities of $1.8 million offset by an increase in inventories of $4.8 million during the six months ended June 30, 2006.
     For the six months ended June 30, 2006, we invested $13.5 million in equipment for our rental fleet and service vehicles. We financed this activity with bank debt, cash flow from operations and public offering proceeds. We borrowed $838 thousand in the first six months of 2006. In addition we have repaid $8.8 million of our existing debt.

NATURAL GAS SERVICES GROUP, INC.
     On March 8, 2006, we sold 2,468,000 shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million. We did not receive any proceeds from sales by certain selling stockholders. We granted the underwriter an option for a period of 30 days to purchase up to an additional 427,500 shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, the Company sold an additional 427,500 shares, resulting in proceeds to the Company of $7.1 million, in addition to the net proceeds of $40.7 million from the sale of the 2,468,000 shares of common stock on March 8, 2006. The net proceeds after offering costs to us were $47.2 million and a portion has been used to reduce our bank debt by $5.0 million. The remainder will be used for the 2006 capital expenditure budget, working capital and general corporate purposes.
Contractual Obligations and Commitments
     We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
	(in thousands of dollars)
						After 5
	2006(1)	2007	2008	2009	2010	years	Total
Credit facility (secured)	$1,976	$3,827	$3,827	$3,551	$3,143	$1,905	$18,229
Interest on credit facility(2)	1,466	1,219	894	580	295	81	4,535
Subordinated debt	—	1,000	1,000	—	—	—	2,000
Facilities and office leases	67	129	62	29	29	106	422
Purchase obligations	—	—	—	—	—	—	—

Total	$3,509	$6,175	$5,783	$4,160	$3,467	$2,092	$25,186

(1)	For the six months remaining in 2006.

(2)	Assumes no change in the prime rate.
     On January 30, 2006, we entered into an agreement to sell fifty compressor packages to a current customer. On April 1, 2006, we began delivering ten units per month to the customer. During the three months ended June 30, 2006 we billed the customer for thirty units for a sales value of $2.7 million. The remaining 20 units will be delivered and billed in July and August for an approximate total sales price of $1.5 million.
Senior Bank Borrowings
     On January 03, 2006, we entered into a Sixth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas, provides for the following loan facilities:
•	$8.0 Million Term Loan Facility;

•	$10.0 Million Multiple Advance Term Loan Facility;

•	Revolving Line of Credit Facility; and

•	Advancing Line of Credit Facility.

NATURAL GAS SERVICES GROUP, INC.
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

NATURAL GAS SERVICES GROUP, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Please refer to and read “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
     We rely heavily upon debt financing provided by our bank lender. Most of these instruments contain interest provisions that are the published prime rate. This creates a vulnerability to us relative to the movement of the prime rate. As the prime rate increases, our cost of funds will increase and affect our ability to obtain additional debt. We have not engaged in any hedging activities to offset these risks.
     At June 30, 2006, we were exposed to interest rate fluctuations on $18.2 million of bank borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by $182 thousand. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
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

NATURAL GAS SERVICES GROUP, INC.

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

NATURAL GAS SERVICES GROUP, INC.
Our current debt level is high and may negatively impact our current and future financial stability.
  As of June 30, 2006, we had an aggregate of approximately $20.2 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $2.0 million, and accounts payable and accrued expenses of approximately $7.5 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
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
     On March 24, 2006, we entered into a Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement reduced the rate per annum under our existing loan agreement with Western National Bank, Midland, Texas, from the Prime Rate plus 0.5% to the Prime Rate. This Modification Agreement was effective April 1, 2006.
     At June 30, 2006, we were exposed to interest rate fluctuations on $18.2 million of bank borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by $182 thousand. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Item 1.4.	Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 20, 2006. At the meeting, the following two individuals were elected to serve as directors of Natural Gas Services Group, Inc. until the 2009 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Alan A. Baker, and (2) William F. Hughes, Jr. Set forth below is a tabulation of votes with respect to each nominee for director.

Name	Votes Cast For	Votes Withheld

Alan A. Baker	10,483,976	535,467
William F. Hughes, Jr.	10,882,991	136,452
     Also, the stockholders voted upon and approved the amendment of our 1998 Stock Option Plan. Set forth below is a tabulation of votes with respect to the amendment to our 1998 Stock Option Plan:

Votes For	Votes Against	Votes Abstained	Non Votes

4,245,879	1,497,573	52,233	5,223,758

NATURAL GAS SERVICES GROUP, INC.

Item 6.	Exhibits
     The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s 10-QSB dated November 10, 2004 and filed with the Securities and Exchange Commission on November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.23, 10.24, 10.25, 10.32, 10.33 and 10.35).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 26, 2006 on file with the SEC June 26, 2006)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.16	Triple Net Lease Agreement, dated June 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.17	Lease Agreement, dated June 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.19	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.20	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and Cbarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.21	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.22	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.23	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.24	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.25	Promissory Note, dated January 3, 2005 in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.26	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.27	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Services Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission on January 6, 2006)

10.31	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, dated May 1, 2005 and filed with the Securities and Exchange Commission on May 13, 2005)

10.32	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.33	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.34	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.35	Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.36	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.37	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.38	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

NATURAL GAS SERVICES GROUP, INC.
     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

By:	/s/ Stephen C. Taylor

Stephen C. Taylor
President and Chief Executive Officer

By:	/s/ Earl R. Wait

Earl R. Wait
Principal Accounting Officer
And Treasurer

August 14, 2006

NATURAL GAS SERVICES GROUP, INC.
INDEX TO EXHIBITS:

Exhibit No.	Description

2.1	Purchase and Sale Agreement by and between Hy-Bon Engineering Company, Inc. and NGE Leasing, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 28, 2003 and filed with the Securities and Exchange Commission on March 6, 2003)

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.23, 10.24, 10.25, 10.32, 10.33 and 10.35).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 26, 2006 on file with the SEC June 26, 2006)

10.2	Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Exhibits 3(c)(1), 3(c)(2), 3(c)(3), 3(c)(4), 13(d)(1), 13(d)(2) and 13(d)(3) to Asset Purchase Agreement, dated January 1, 2001, between the Registrant and Great Lakes Compression, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Amendment to Guaranty Agreement between Natural Gas Services Group, Inc. and Dominion Michigan Production Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.5	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.9	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.10	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.11	Articles of Organization of Hy-Bon Rotary Compression, L.L.C., dated April 17, 2000 (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.12	Regulations of Hy-Bon Rotary Compression, L.L.C. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.13	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.14	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Wayne Vinson (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.15	Form of Termination of Employment Agreement Letter relating to the Employment Agreement of Earl Wait (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.16	Triple Net Lease Agreement, dated September 1, 2003, between NGE Leasing, Inc. and Steven J. & Katherina L. Winer (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.17	Lease Agreement, dated September 19, 2003, between NGE Leasing, Inc. and Wise Commercial Properties (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

10.18	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.19	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.20	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.21	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.22	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.23	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.24	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.25	Promissory Note, dated January 3, 2005, in the original principal amount of $2,100,000.00 made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.26	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.27	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28	Guaranty Agreement, dated as of January 3, 2005, mad by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29	Guaranty Agreement, dated as of January 3, 2005, mad by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30	Third Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2005 and filed with the Securities and Exchange Commission January 3, 2005)

10.31	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

10.32	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.33	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.34	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.35	Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.36	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.37	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.38	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.