Form 10-Q
period 2006-09-30
NATURAL GAS SERVICES GROUP INC
filed 2006-11-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding at
Class	September 30, 2006

Common Stock, $.01 par value	11,968,444

NATURAL GAS SERVICES GROUP, INC.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	Page 1

Unaudited Condensed Consolidated Income Statements	Page 2

Unaudited Condensed Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Consolidated Financial Statements	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 26

Item 4. Controls and Procedures.....................................................	Page 26

Part II – OTHER INFORMATION

Item 1. Legal Proceedings...	Page 27

Item 1A. Risk Factors	Page 27

Item 6. Exhibits	Page 28

Signatures	Page 33
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Required by Section 906
Certification Required by Section 906

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,271	$2,195
Short-term investments	—	29,205
Trade accounts receivable, net of doubtful accounts	6,192	8,015
Inventory, net of allowance	14,723	17,943
Prepaid expenses and other	456	350

Total current assets	24,642	57,708

Rental equipment, net of accumulated depreciation of $7,598 and $10,139, respectively	41,201	55,695
Property and equipment, net of accumulated depreciation of $2,458 and $3,424, respectively	6,424	6,699
Goodwill, net of accumulated amortization $325	10,039	10,039
Intangibles, net of accumulated amortization of $492 and $737, respectively	3,978	3,732
Other assets	85	166

Total assets	$86,369	$134,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,680	$4,844
Line of credit	300	—
Accounts payable and accrued liabilities	5,124	6,991
Deferred income	103	136

Total current liabilities	11,207	11,971

Long-term debt, less current portion	20,225	13,434
Subordinated notes, less current portion	2,000	1,000
Deferred income tax payable	7,247	9,069

Total liabilities	40,679	35,474

Stockholders Equity:
Common stock; 9,022 and 11,968 shares issued and outstanding, respectively	90	120
Additional paid-in capital	34,667	82,244
Retained earnings	10,933	16,201

Total stockholders’ equity	45,690	98,565

Total liabilities and stockholders’ equity	$86,369	$134,039

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except earnings per share)
(unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2005	2006	2005	2006
Revenue:
Sales, net	$7,479	$10,880	$22,066	$28,509
Service and maintenance income	610	209	1,770	749
Rental income	4,371	6,041	11,696	16,908

Total revenue	12,460	17,130	35,532	46,166

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	5,778	8,351	16,977	22,472
Cost of service and maintenance, exclusive of depreciation stated separately below	341	170	1,145	567
Cost of rentals, exclusive of depreciation stated separately below	1,782	2,240	4,539	6,513
Selling expense	269	331	750	958
General and administrative expense	1,007	851	2,850	2,866
Depreciation and amortization	1,076	1,497	3,026	4,135

Total operating costs and expenses	10,253	13,440	29,287	37,511

Operating income	2,207	3,690	6,245	8,655

Other income (expense):
Interest expense	(508)	(385)	(1,439)	(1,308)
Other income (expense)	33	447	51	1,015

Total other income (expense)	(475)	62	(1,388)	(293)

Income before provision for income taxes	1,732	3,752	4,857	8,362
Provision for income taxes	641	1,388	1,797	3,094

Net income	$1,091	$2,364	$3,060	$5,268

Earnings per share:
Basic	$0.14	$0.20	$0.43	$0.47
Diluted	$0.12	$0.20	$0.37	$0.47
Weighted average shares outstanding:
Basic	7,606	11,960	7,078	11,199
Diluted	8,771	12,046	8,213	11,264
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,060	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,026	4,135
Deferred taxes	1,700	3,094
Income taxes paid	—	(879)
Employee stock options expensed	—	218
Amortization of debt issuance costs	49	—
Gain on sale of property and equipment	—	(17)
Gross profit from sale of rental equipment	(47)	(1,233)
Changes in current assets and liabilities:
Trade and other receivables	(2,057)	(1,823)
Inventory and work in progress	(5,345)	(3,220)
Prepaid expenses and other	(32)	106
Accounts payable and accrued liabilities	4,180	1,475
Deferred income	(723)	33
Other assets	323	(94)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,134	7,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,107)	(21,583)
Purchase of short-term investments	—	(37,905)
Redemption of short-term investments	—	8,700
Assets acquired, net of cash	(7,584)	—
Proceeds from sale of property and equipment	—	32
Proceeds from sale of rental equipment	239	4,155

NET CASH USED IN INVESTING ACTIVITIES	(20,452)	(46,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	20,517	68
Proceeds from line of credit	300	1,375
Repayments of long-term debt	(12,268)	(8,695)
Repayments of line of credit	—	(1,675)
Proceeds from exercise of stock options and warrants	—	226
Proceeds from sale of stock, net of transaction costs	12,813	47,163

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,362	38,462

NET CHANGE IN CASH	5,044	(1,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	685	3,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,729	$2,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,396	$1,146
Income taxes paid	$—	$879
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	$3,000	$—
Assets acquired for issuance of common stock	$5,120	$—
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2006 and September 30, 2005 and the results of our operations for the three and nine month periods ended September 30, 2006 and September 30, 2005 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.
     The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.
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
Intangibles
     At September 30, 2006 the Company has intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements. The carrying amount net of accumulated amortization at September 30, 2006 was $3.7 million. Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life of approximately 16 years. In addition, the Company had an intangible asset with a gross carrying value of $654 thousand at September 30, 2006 related to the trade name of SCS. This asset is not being amortized as it has been deemed to have an indefinite life.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2006	$75
2007	299
2008	299
2009	299
2010	260
Thereafter	1,808

$3,040

     The Company’s policy is to periodically review the net realizable value of its intangibles, other than goodwill and patents, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of intangible assets exists at September 30, 2006.
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
     The stockholders of SCS received, in proportionate amounts (based on their stock ownership of SCS), total consideration consisting of $16.1 million:
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

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Stock-Based Compensation
Adoption of SFAS No. 123(R)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the three and nine months ended September 30, 2006 of $73 thousand and $218 thousand, respectively, to income before income taxes.
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.
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
Pro-Forma Stock Compensation Expense for the Quarterly Period Ended September 30, 2005
     For the three and nine month periods ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three and nine month periods ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2005	2005
Pro forma impact of fair value method
Income applicable to common shares, as reported	$1,091	$3,060
Compensation expenses regained under Opinion 25	21	21
Pro-forma stock-based compensation costs under the fair value method, net of related tax	(47)	(106)

Pro-forma income applicable to common shares under the fair-value method	$1,065	$2,975
Earnings per common share
Basic earnings per share reported	$0.14	$0.43
Diluted earnings per share reported	$0.12	$0.37
Pro-forma basic earnings per share under the fair value method	$0.14	$0.42
Pro-forma diluted earnings per share under the fair value method	$0.12	$0.36
     Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior three and nine month periods ended September 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current three and nine month periods ended September 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Option Plan
     The Company’s 1998 Stock Option Plan (the Plan), which is stockholder approved, permits the grant of options to its employees for up to 550 thousand shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).
     On June 20, 2006, the 1998 Stock Option Plan was amended and approved by the stockholders. The number of shares of common stock authorized for issuance under the 1998 Plan was increased from 150 thousand to 550 thousand. The last date that grants could be made was extended from December 17, 2008 to March 1, 2016. The exercise price of incentive stock options granted to employees who do not own more that 10% of our common stock was changed from not less that 140% of the fair market value per share of our common stock on the date of grant to not less than 100% of the fair market value of our common stock on the date of grant. The provision allowing the Compensation Committee to increase, without stockholder approval, the number of shares of stock subject to the 1998 Plan from 150 thousand shares to 400 thousand shares was eliminated. Also eliminated was a provision allowing the Compensation Committee, in its sole discretion, to provide an optionee with the right to exchange, in a cashless transaction, all or part of a stock option for shares of our common stock on terms and conditions determined by the Compensation Committee.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The Company uses historical stock data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Weighted average fair value assumptions:
Risk free rate	6.75%-7.25%	4.0%-7.25%	6.75%-7.25%	4.0%-7.25%
Expected life	10 yrs	10 yrs	10 yrs	10 yrs
Expected volatility	39.0%	39.0-47.0%	39.0%	39.0-47.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     A summary of option activity under the plan as of September 30, 2006 is presented below. For the three and nine months ended September 30, 2006, the Company did not grant any options under the 1998 Stock Option Plan.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (years)	Value
				(in thousands)
Outstanding, January 1, 2006	146,668	$7.69

Granted	—	—
Exercised	(8,332)	6.35
Forfeited or expired	(9,000)	6.86

Outstanding, September 30, 2006	129,336	$7.83	7.79	$655

Exercisable, September 30, 2006	86,998	$7.45	7.41	$474
     No options were granted during the three and nine months ended September 30, 2006. The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the three and nine months ended September 30, 2006, was approximately $50 thousand and $74 thousand, respectively. Cash received from stock options exercised during the three and nine months ended September 30, 2006 was $35 thousand and $53 thousand, respectively.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes information about the options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$0.00—5.58	42,000	6.08	$3.98	40,000	$3.90
5.59 — 9.43	77,336	8.53	8.75	36,998	8.72
9.44 — 16.96	10,000	9.25	16.96	10,000	16.96

$0.00-16.96	129,336	7.79	$7.83	86,998	$7.45

     The summary of the status of the Company’s unvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below.

		Weighted
		Average
Unvested stock options:	Shares	Grant Date Fair Value
Unvested at January 1, 2006	75,333	$10.34

Granted	—	—
Vested	25,328	10.37
Forfeited	7,667	4.09

Unvested at September 30, 2006	42,338	$11.45

     As of September 30, 2006, there was approximately $329 thousand of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.25 years. Total compensation expense for stock options was $73 thousand and $218 thousand for the three and nine months ended September 30, 2006, respectively. An income tax benefit was recognized of approximately $27 thousand and $81 thousand for the three and nine months ended September 30, 2006, respectively.
(5) Inventory
     Inventory, net of reserves, consisted of the following amounts:

	December 31,	September 30,
	2005	2006
		(unaudited)
Raw materials	$11,771	$13,275
Finished Goods	—	774
Work in process	2,952	3,894

	$14,723	$17,943

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Long Term Debt
     On March 24, 2006, we entered into a Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement reduced the rate per annum from prime rate plus 0.5%, to the prime rate. This Modification Agreement was effective April 1, 2006.
     On August 28, 2006, we entered into another Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement reduced the rate per annum from prime to 7.5%
     On October 26, 2006, we entered into a Seventh Amended and Restated Loan Agreement with Western National Bank for the purpose of consolidating our existing Term Loan and Advancing Line of Credit Facilities into one term loan facility and extending, renewing and increasing our Revolving Line of Credit Facility. The loan facilities provided for under the Seventh Amended and Restated Loan Agreement are evidenced by a Multiple Advance Term Promissory Note, in the original principal amount of $16.9 million made by Natural Gas Services Group, Inc., bearing interest at a fixed rate of 7.5% per annum and maturing on October 1, 2011, and a Revolving Line of Credit Promissory Note, in the original principal amount of $40 Million, made by Natural Gas Services Group, Inc., bearing interest at a fixed rate of 7.5% per annum and maturing on October 1, 2008.
     The amounts available for borrowing under our Revolving Line of Credit Promissory Note are subject to a borrowing base limitation equal to the lesser of: (a) the face amount of such Note and (b) a borrowing base amount. The borrowing base amount is based on a percentage of the value of our accounts receivable, lease receivables, equipment, work in process and inventory, less the aggregate outstanding principal balances of our Revolving Line of Credit Note and Multiple Advance Term Promissory Note. At the end of each month, we provide a borrowing base report to Western National Bank setting forth our calculation of the borrowing base amount. The bank may, but is not obligated to, re-determine the borrowing base in its sole discretion. If the bank does not re-determine the borrowing base, the amount of the borrowing base set forth in the borrowing base report furnished by us to the bank at the end of each month is deemed to be the re-determined borrowing base, until the bank gives notice to us of a new borrowing base. At October 26, 2006, the borrowing base was $32.0 million.
     If the outstanding principal balance of our Revolving Line of Credit Promissory Note at any time exceeds the then applicable borrowing base, we must, within fifteen business days after notice from the bank, first prepay the principal amount outstanding under such Note in an aggregate amount at least equal to such excess, together with accrued interest on the amount prepaid to the date of such prepayment and, to the extent the excess is not eliminated by the prepayment of such Note, we must next prepay the outstanding principal of our Multiple Advance Term Promissory Note, in an amount equal to the remaining unpaid excess amount.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Revolving Line of Credit Facility. Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility. After entering into the Sixth Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time was limited to the lesser of $10.0 million or the amount available for advances under a “borrowing base” calculation established by the bank. As of September 30, 2006, the amount available for revolving line of credit advances under our borrowing base was $10.0 million. The amount of the borrowing base is based primarily upon our receivables, equipment and inventory. The borrowing base is re-determined by the bank on a monthly basis. If, as a result of the re-determination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must first prepay the principal of the revolving line of credit note in an amount equal to such excess, and if the excess is not eliminated by the prepayment, we must then prepay the principal of the other notes payable under the Loan Agreement until the excess is eliminated. Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month. Loans made to us under the revolving line of credit accrued interest at the prime rate until August 28, 2006, at which time such loans began to accrue interest at a rate of 7.5%. Upon entering into the Sixth Amended and Restated Loan Agreement, the revolving line of credit was renewed; the maturity was extended from January 1, 2006 to December 1, 2006.
     $10.0 Million Multiple Advance Term Loan Facility. This multiple advance term loan facility allowed us to request advances from time to time through March 14, 2006 in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of September 30, 2006, no additional amounts were available for advances under this facility, and the principal amount outstanding under this multiple term advance loan facility at September 30, 2006 was $9.2 million. Loans made to us under this facility accrued interest at the prime rate until August 28, 2006, at which time such loans began to accrue interest at a rate of 7.5%. Interest only under this credit facility was due and payable on the first day of each month commencing May 1, 2005 and continuing through April 1, 2006. Principal under this credit facility is due and payable in 59 monthly installments in an amount equal to 1/60th of the outstanding principal balance on May 1, 2006 with a like installment due on the first day of each succeeding month through March 1, 2011, with interest on the unpaid principal balance being due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on April 1, 2011.
     Advancing Line of Credit Facility. This advancing line of credit facility allowed us to request advances in an aggregate amount not to exceed the lesser of $10.0 million or the amount available for advances under the borrowing base established by the bank. Re-borrowings are not permitted under this facility. As of September 30, 2006, additional advances under this facility were not permitted. The principal amount outstanding under this facility at September 30, 2006 was $1.9 million. Loans made to us under this facility accrued interest at the prime rate until August 28, 2006, at which time such loans began to accrue interest at a rate of 7.5%. Interest only under this credit facility was due and payable on the 15th day of each month commencing December 15, 2003 and continuing through November 15, 2004. Principal under this credit facility is due and payable in 59 monthly installments of $167 thousand each, commencing December 15, 2004 through April 15, 2006, and installments of $57 thousand each from May 15, 2006 and continuing through October 15, 2009. Principal payments also include payments of 1/60th of the sum of all advances made between December 15, 2004 and December 15, 2005, such amounts calculated quarterly. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on November 15, 2009.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     $8.0 Million Term Loan. This term loan is a traditional term loan facility. We may not request additional advances under this facility and re-borrowings are not permitted. As of September 30, 2006, the principal amount outstanding under this term loan was $6.1 million. Loans made to us under this credit facility accrued interest at the prime rate until August 28, 2006, at which time such loans began to accrue interest at a rate of 7.5%. Principal under this credit facility is due and payable in 84 monthly installments of $95 thousand each, commencing February 1, 2005 and continuing through December 1, 2011. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on January 1, 2012.
     The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.
(7) Common Stock Warrants and Options
     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. Each unit consisted of a $25,000 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10,000 shares of the Company’s common stock at $3.25 per share. On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes that were due December 31, 2006. As of September 30, 2006, 50,000 of these warrants are outstanding.
     In March 2001 and April 2002, warrants to purchase 68,524 thousand shares of common stock at $2.50 per share and 16,472 shares at $3.25 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. As of September 30, 2006, warrants to purchase 30,832 shares at $2.50 per share and 5,318 shares at $3.25 per share remained outstanding.
     In October 2002, the Company closed an initial public offering in which it sold 1,500,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock for a total of $7.9 million. The warrants were exercisable anytime through October 21, 2006 at $6.25 per share. In connection with the offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants at $0.3125 per share. The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share. The underwriter’s options expire in October 2007 and include a cashless exercise provision utilizing the Company’s common stock. As of September 30, 2006, there were 14,000 of these warrants outstanding.
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
     Compensation expense of $73 thousand and $218 thousand was recognized related to options that vested in the three and nine month periods ended September 30, 2006, respectively.

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
(9) Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Numerator:
Net income	$1,091	$2,364	$3,060	$5,268
Denominator for basic net income per common share:
Weighted average common shares outstanding	7,606	11,960	7,077	11,199

Denominator for diluted net income per share:
Weighted average common shares outstanding	7,606	11,960	7,077	11,199
Dilutive effect of stock options and warrants	1,165	86	1,136	65

Diluted weighted average shares	8,771	12,046	8,213	11,264

Earnings per common share:
Basic	$0.14	$0.20	$0.43	$0.47
Diluted	$0.12	$0.20	$0.37	$0.47

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
  The Company identifies its segments based upon major revenue sources as follows:
For the three months ended September 30, 2006:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$10,880	$209	$6,041	—	$17,130
Operating costs and expenses	8,351	170	2,240	2,679	13,440

Operating income	$2,529	$39	$3,801	$(2,679)	$3,690

*Segment Assets	$—	$—	$—	$134,039	$134,039

For the three months ended September 30, 2005:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$7,479	$610	$4,371	—	$12,460
Operating costs and expenses	5,778	341	1,782	2,352	10,253

Operating income	$1,701	$269	$2,589	$(2,352)	$2,207

*Segment Assets	$—	$—	$—	$85,583	$85,583

For the nine months ended September 30, 2006:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$28,509	$749	$16,908	—	$46,166
Operating costs and expenses	22,472	567	6,513	7,959	37,511

Operating income	$6,037	$182	$10,395	$(7,959)	$8,655

*Segment Assets	$—	$—	$—	$134,039	$134,039

For the nine months ended September 30, 2005:

		Service &
	Sales	Maintenance	Rental	Corporate	Total

Revenue	$22,066	$1,770	$11,696	—	$35,532
Operating costs and expenses	16,977	1,145	4,539	6,626	29,287

Operating income	$5,089	$625	$7,157	$(6,626)	$6,245

*Segment Assets	$—	$—	$—	$85,583	$85,583

*	Management does not track assets by segment

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and in our December 31, 2005 Form 10-K on file with the SEC. All amounts reported in tables are in thousands of dollars unless otherwise noted.
Overview
     We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2006, we had 909 natural gas compressors totaling 105,213 horsepower rented to 85 third parties, compared to 756 natural gas compressors totaling 83,702 horsepower rented to 76 third parties at September 30, 2005. Of the 909 natural gas compressors, 95 were rented to Dominion Exploration & Production, Inc. and its affiliates.
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
     We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of September 30, 2006, we had written maintenance agreements with third parties relating to 47 compressors, the majority of which were owned by Dominion Exploration. Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

NATURAL GAS SERVICES GROUP, INC.
     The following table sets forth our revenues from each of our three business segments for the periods presented:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Sales	$7,479	$10,880	$22,066	$28,509
Service and maintenance	610	209	1,770	749
Rental	4,371	6,041	11,696	16,908

Total	$12,460	$17,130	$35,532	$46,166

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
     Historically, the majority of our revenues and income from operations has come from our compressor rental business. The acquisition of SCS, which is engaged primarily in the business of custom fabrication of compressors for sale to third parties, significantly altered the mix of our revenues, with compressor sales now contributing the largest percentage of our revenues. Margins, exclusive of depreciation, for our rental business have recently averaged 60% to 65%, while margins for the compressor sales business have recently averaged 20%. As a result of the SCS acquisition, our overall margins have declined in 2005 compared to prior periods because of the difference in our product mix. Our strategy for growth is focused on our compressor rental business, and we intend to use the additional fabrication capacity now available through SCS to expand our rental fleet while continuing SCS’s core custom fabrication business. As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall margins to improve from those experienced in 2005.
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

NATURAL GAS SERVICES GROUP, INC.
     Demand for our products and services was strong throughout 2004 and 2005. We believe demand will remain strong throughout 2006 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.
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
Results of Operations
Three months ended September 30, 2005, compared to the three months ended September 30, 2006.
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the three months ended September 30, 2005 and September 30, 2006. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, exclusive of depreciation
	Three months Ended September 30,				Three months Ended September 30,
	2005		2006		2005		2006
Sales	$7,479	60%	$10,880	64%	$1,701	23%	$2,529	23%
Service and Maintenance	610	5%	209	1%	269	44%	39	19%
Rental	4,371	35%	6,041	35%	2,589	59%	3,801	63%

Total	$12,460		$17,130		$4,559	37%	$6,369	37%

     Total revenue increased from $12.5 million to $17.1 million, or 37.5%, for the three months ended September 30, 2006, compared to the same period ended September 30, 2005. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 38.2% and sales revenue increased 45.5% and these were offset by a decrease in service and maintenance revenue of 65.7%.
     Rental revenue increased from $4.4 million to $6.0 million, or 38.2%, for the three months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 1052 compressor packages in its rental fleet, up from 805 units at September 30, 2005. The rental fleet has a utilization of 86.4% as of September 30, 2006.
     Sales revenue increased from $7.5 million to $10.9 million, or 45.5%, for the three months ended September 30, 2006, compared to the same period ended September 30, 2005. The sales revenue during the three months ended September 30, 2006, included $1.5 million for the sale of rental equipment to an existing customer. Sales from outside sources included: (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales and (4) compressor rebuilds.

NATURAL GAS SERVICES GROUP, INC.
     Service and maintenance revenue decreased from $610 thousand to $209 thousand, or 65.7%, for the three months ended September 30, 2006, compared to the same period ended September 30, 2005. This decrease was mainly the result of the change in our maintenance contract in Michigan with Dominion Resources beginning January 1, 2006.
     The overall gross margin percentage, exclusive of depreciation, increased to 37.2% for the three months ended September 30, 2006, from 36.6% for the same period ended September 30, 2005. This is mainly the result of increased margin on our fleet rental activity.
     Selling expense increased from $269 thousand, to $331 thousand or 23.0% for the three months ended September 30, 2006, as compared to the same period ended September 30, 2005. This increase is the result of increased commissions as a result of increased sales and additional salaries for sales people added to our sales force.
     General and administrative expenses decreased from $1.0 million, to $851 thousand or 15.5% for the three months ended September 30, 2006, as compared to the same period ended September 30, 2005. This decrease is mainly due to a reduction in the legal expense, officer salaries. The decrease in officer salaries from 2005 to current year was the result of the retirement of former CEO and also the resignation of the Vice President of the Michigan Area.
     Depreciation and amortization expense increased from $1.1 million, to $1.5 million or 39.1% for the three months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase was the result of 247 new gas compressor rental units being added to the rental fleet from September 30, 2005 to September 30, 2006, thus increasing the depreciable base.
     Other income net of other expense increased $414 thousand for the three months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase is mainly the result of additional interest income from our short-term investment account.
     Interest expense decreased 24.2% for the three months ended September 30, 2006, compared to the same period ended September 30, 2005, mainly due to decreased loan balances financing rental equipment.
     Provision for income tax increased from $641 thousand to $1.4 million or 116.5%, and is the result of the increase in taxable income.

NATURAL GAS SERVICES GROUP, INC.
Nine months ended September 30, 2005, compared to the nine months ended September 30, 2006.
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the nine months ended September 30, 2005 and September 30, 2006. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, exclusive of depreciation
	Nine months Ended September 30,				Nine months Ended September 30,
	2005		2006		2005		2006

Sales	$22,066	62%	$28,509	62%	$5,089	23%	$6,037	21%
Service and Maintenance	1,770	5%	749	2%	625	35%	182	24%
Rental	11,696	33%	16,908	37%	7,157	61%	10,395	61%

Total	$35,532		$46,166		$12,871	36%	$16,614	36%

     Total revenue increased from $35.5 million to $46.2 million, or 29.9%, for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 44.6% and sales revenue increased 29.2% and these were offset by a decrease in service and maintenance revenue of 57.7%.
     Rental revenue increased from $11.7 million to $16.9 million, or 44.6%, for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase was the result of additional units added to our rental fleet and rented to third parties. The company ended the period with 1052 compressor packages in its rental fleet, up from 805 units at September 30, 2005. The rental fleet has a utilization of 86.4% as of September 30, 2006.
     Sales revenue increased from $22.1 million to $28.5 million, or 29.2%, for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase was mainly from the $4.1 million in sales of rental equipment to an existing rental customer. Sales from outside sources included: (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales and (4) compressor rebuilds.
     Service and maintenance revenue decreased from $1.8 million to $749 thousand, or 57.7%, for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005. This decrease was mainly the result of the change in our maintenance contract in Michigan with Dominion Resources beginning January 1, 2006.
     The overall gross margin percentage, exclusive of depreciation, remained constant with only a slight decrease to 36.0% for the nine months ended September 30, 2006, from 36.2% for the same period ended September 30, 2005.
     Selling expense increased from $750 thousand, to $958 thousand or 27.7% for the nine months ended September 30, 2006, as compared to the same period ended September 30, 2005. This increase is the result of increased commissions and also added salaries for sales people added to our sales force.

NATURAL GAS SERVICES GROUP, INC.
     General and administrative expenses remained flat from $2.9 million, to $2.9 million for the nine months ended September 30, 2006, as compared to the same period ended September 30, 2005.
     Depreciation and amortization expense increased from $3.0 million to $4.1 million or 36.6% for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase was the result of 247 new gas compressor rental units being added to rental fleet from September 30, 2005 to September 30, 2006, thus increasing the depreciable base.
     Other income net of other expense increased by $964 thousand for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005. This increase is mainly the result of additional interest income from our short-term investment account as a result of increased cash balances from our March 2006 offering.
     Interest expense decreased 9.1% for the nine months ended September 30, 2006, compared to the same period ended September 30, 2005, mainly due to decreases in our loan balances. We made a one time payment of $5 million from the offering proceeds on our term loans and continued our normal amortization of the existing debt.
     Provision for income tax increased from $1.8 million to $3.1 million or 72.2%, and is the result of the increase in taxable income.
Critical Accounting Policies and Practices
     A discussion of our critical accounting policies is included in the Company’s Form 10-K for the year ended December 31, 2005.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the nine months ended September 30, 2006 of $218 thousand to income before income taxes.
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
     At September 30, 2006, we had cash, cash equivalents and short-term investments of $31.4 million, working capital of $45.7 million and total debt of $19.3 million of which $4.8 million was classified as current. We had positive net cash flow from operating activities of $7.1 million during the first nine months of 2006. This was primarily from net income of $5.3 million, an increase in accounts payable and accrued liabilities of $1.5 million, an increase in deferred taxes of $3.1 million offset by an increase in inventories of $3.2 million during the nine months ended September 30, 2006.
     For the nine months ended September 30, 2006, we invested $21.6 million in equipment for our rental fleet and service vehicles. We financed this activity with bank debt, cash flow from operations and public offering proceeds. In addition we have repaid $10.4 million of our existing debt.
     On March 8, 2006, we sold 2,468,000 shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million. We did not receive any proceeds from sales by certain selling stockholders. We granted the underwriter an option for a period of 30 days to purchase up to an additional 427,500 shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, the Company sold an additional 427,500 shares, resulting in proceeds to the Company of $7.1 million, in addition to the net proceeds of $40.7 million from the sale of the 2,468,000 shares of common stock on March 8, 2006. The net proceeds after offering costs to us were $47.2 million and a portion has been used to reduce our bank debt by $5.0 million. The remainder will be used for the 2006 and 2007 capital expenditure budget, working capital and general corporate purposes.
Contractual Obligations and Commitments
     We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
	(in thousands of dollars)
						After 5
	2006(1)	2007	2008	2009	2010	Years	Total
Credit facility (secured)	$961	$3,844	$3,844	$3,568	$3,156	$1,905	$17,278
Interest on credit facility(2)	315	1,080	792	514	261	72	3,034
Subordinated debt	—	1,000	1,000	—	—	—	2,000
Facilities and office leases	32	129	62	29	29	106	387

Total	$1,308	$6,053	$5,698	$4,111	$3,446	$2,083	$22,699

(1)	For the three months remaining in 2006.

(2)	Assumes no change in the interest rate.

NATURAL GAS SERVICES GROUP, INC.
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
     On March 24, 2006, we entered into a Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement reduced the rate per annum from prime rate plus 0.5%, to the prime rate. This Modification Agreement was effective April 1, 2006.
     On August 28, 2006, we entered into another Modification Agreement with Western National Bank, Midland, Texas. This Modification Agreement reduced the rate per annum from prime to 7.5%.
     On October 26, 2006, we entered into a Seventh Amended and Restated Loan Agreement with Western National Bank for the purpose of consolidating our existing Term Loan and Advancing Line of Credit Facilities into one term loan facility and extending, renewing and increasing our Revolving Line of Credit Facility. The loan facilities provided for under the Seventh Amended and Restated Loan Agreement are evidenced by a Multiple Advance Term Promissory Note, in the original principal amount of $16.9 million made by Natural Gas Services Group, Inc., bearing interest at a fixed rate of 7.5% per annum and maturing on October 1, 2011, and a Revolving Line of Credit Promissory Note, in the original principal amount of $40 Million, made by Natural Gas Services Group, Inc., bearing interest at a fixed rate of 7.5% per annum and maturing on October 1, 2008.
     The amounts available for borrowing under our Revolving Line of Credit Promissory Note are subject to a borrowing base limitation equal to the lesser of: (a) the face amount of such Note and (b) a borrowing base amount. The borrowing base amount is based on a percentage of the value of our accounts receivable, lease receivables, equipment, work in process and inventory, less the aggregate outstanding principal balances of our Revolving Line of Credit Note and Multiple Advance Term Promissory Note. At the end of each month, we provide a borrowing base report to Western National Bank setting forth our calculation of the borrowing base amount. The bank may, but is not obligated to, re-determine the borrowing base in its sole discretion. If the bank does not re-determine the borrowing base, the amount of the borrowing base set forth in the borrowing base report furnished by us to the bank at the end of each month is deemed to be the re-determined borrowing base, until the bank gives notice to us of a new borrowing base. At October 26, 2006, the borrowing base was $32.0 million.

NATURAL GAS SERVICES GROUP, INC.
     If the outstanding principal balance of our Revolving Line of Credit Promissory Note at any time exceeds the then applicable borrowing base, we must, within fifteen business days after notice from the bank, first prepay the principal amount outstanding under such Note in an aggregate amount at least equal to such excess, together with accrued interest on the amount prepaid to the date of such prepayment and, to the extent the excess is not eliminated by the prepayment of such Note, we must next prepay the outstanding principal of our Multiple Advance Term Promissory Note, in an amount equal to the remaining unpaid excess amount.
     Our obligations under the Loan Agreement continue to be collateralized by substantially all of our assets, including our equipment, trade accounts receivable and other personal property, the stock we own in SCS, and by the real estate and related plant facilities owned by SCS.
Subordinated Debt
     The principal amounts of the promissory notes issued to the three stockholders of SCS as part of the consideration for the acquisition of SCS are in the aggregate principal amounts of $2.1 million, $600 thousand and $300 thousand. The principal of each note is payable in three equal annual installments, which commenced on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of each note is payable on the same dates as, and in addition to, the installments of principal. Under the terms of our Loan Agreement with our bank lender, we are prohibited from making payments on these notes if at the time of any such payment we are then in default under the Loan Agreement or if any such payment would cause or result in a default under the Loan Agreement.
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

NATURAL GAS SERVICES GROUP, INC.
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
Financial Instruments and Debt Maturities
     Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of September 30, 2006, and were determined based upon interest rates currently available to us for borrowings with similar terms.
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
     As of September 30, 2006, we had an aggregate of approximately $19.3 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $2.0 million, and accounts payable and accrued expenses of approximately $7.0 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
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

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

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
10.36
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.37
Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.38
Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.39
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 30, 2005)

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

November 9, 2006

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

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

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
10.27
Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.28
Guaranty Agreement, dated as of January 3, 2005, mad by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.29
Guaranty Agreement, dated as of January 3, 2005, mad by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.30
Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission January 6, 2006)

10.31
First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

10.32
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.33
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.34
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.35
Promissory Note, dated January 3, 2005, in the original principal amount of $300,000 made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.36
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description
10.37
Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.38
Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.39
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.