Form 10-K
period 2006-12-31
NATURAL GAS SERVICES GROUP INC
filed 2007-03-15
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	75-2811855

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2911 South County Road 1260 Midland, Texas	79706

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (432) 563-3974
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	American Stock Exchange
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
Large Accelerated Filer ☐       Accelerated Filer ☑      Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 12, 2007 was approximately $144,669,863, based on the closing price of the common stock on the same date.
     At March 12, 2007 there were 12,067,166 shares of common stock outstanding.

FORM 10-K
NATURAL GAS SERVICES GROUP, INC.

(i)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:
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
     Historically, the majority of our revenue has been derived from our compressor rental business. In January 2005, we acquired Screw Compression Systems, Inc., or “SCS,” which predominantly focuses on the custom fabrication sales business. By acquiring SCS, we increased our fabrication capacity by over 91 thousand square feet. We are using this capacity to expand our rental fleet while continuing SCS’ core business of custom fabrication.
     Natural gas compressors are used in a number of applications for the production and enhancement of gas wells and in gas transportation lines and processing plants. Compression equipment is often required to boost a well’s production to economically viable levels and enable gas to continue to flow in the pipeline to its destination.
     We increased our revenue to $62.7 million in 2006 from $10.3 million in 2002, the year we completed our initial public offering. During the same period, income from operations increased to $12.1 million from $1.8 million. Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 1,111 compressors at December 31, 2006.
     Net income for the year ended December 31, 2006 increased 70.7% to $7.6 million ($.66 per diluted share), as compared to $4.4 million ($.52 per diluted share) for the year ended December 31, 2005.
     At December 31, 2006, current assets were $55.2 million, which included $4.4 million of cash and $25.1 million in short-term investments. Current liabilities were $10.6 million, and long-term debt, net of current portion, was $14.0 million. Our stockholders’ equity as of December 31, 2006 was $101.2 million.
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
Our Operating Units
     The Company identifies its segments based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate. Please refer to Footnote 13 on page F-21 of the Notes to Consolidated Financial Statements.
     Gas Compressor Rental. Our rental business is primarily focused on non-conventional gas production. We provide rental of small to medium horsepower compression equipment to customers via contracts typically having minimum initial terms of six to 24 months. Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term. By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time. Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. As of December 31, 2006, 87.7% of our rental fleet was utilized. In 2007, we intend to increase the number of units in our rental fleet by approximately 250-300 additional units.
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

     As of December 31, 2006, we had 1,111 natural gas compressors in our rental fleet totaling approximately 129,158 horsepower, as compared to 865 natural gas compressors totaling approximately 97,275 horsepower at December 31, 2005. As of December 31, 2006, we had 974 natural gas compressors totaling approximately 112,718 horsepower rented to 84 third parties, compared to 820 natural gas compressors totaling approximately 90,486 horsepower rented to 75 third parties at December 31, 2005.
     Engineered Equipment Sales.
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
     Service and Maintenance. We service and maintain compressors owned by our customers on an “as needed” basis. Natural gas compressors require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes physical and visual inspections and other parametric checks that indicate a change in the condition of the compressors. We perform wear-particle analysis on all packages and perform overhauls on a condition-based interval or a time-based schedule. Based on our past experience, these maintenance procedures maximize component life and unit availability and minimize downtime.
Business Strategy
     As in the past, our intentions to grow our revenue and profitability continue to be based on the following business strategies:
•	Expand rental fleet. Using the additional fabrication capacity gained with the SCS acquisition, we intend to increase our market share by expanding our rental fleet by approximately 250-300 additional units by the end of 2007. We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas production, which is the single largest and fastest growing segment of U.S. gas production according to data from the Energy Information Administration. As of December 31, 2006, we had 974 natural gas compressors rented to third parties.

•	Operational expansion. With the planned increase in our rental fleet, we will continue to expand our operations in existing areas, as well as pursue focused expansion into new geographic regions.

•	Expand CiP (Cylinder-in-Plane) product line. The CiP, or Cylinder-in-Plane, is our proprietary reciprocating compressor product line. This product line has allowed us to expand our compressor rentals and sales into higher pressure gas gathering and transmission lines. We intend to establish new distributorship relationships and after-market sales and services networks.

•	Selectively pursue acquisitions. We will continue to evaluate potential acquisitions that would provide us with access to new markets or enhance our current market position.
Competitive Strengths
     We believe our competitive strengths include:
•	Superior customer service. Our emphasis on the small to medium horsepower markets has enabled us to effectively meet the evolving needs of our customers. We believe these markets have been under-serviced by our larger competitors which, coupled with our personalized services and in-depth knowledge of our customers’ operating needs and growth plans, have allowed us to enhance our relationships with existing customers as well as attract new customers. The size, type and geographic diversity of our rental fleet enables us to provide customers with a range of compression units that can serve a wide variety of applications. We are able to select the correct equipment for the job, rather than the customer trying to fit its application to our equipment.

•	Diversified product line. Our compressors are available as high and low pressure rotary screw and reciprocating packages. They are designed to meet a number of applications, including wellhead production, natural gas gathering, natural gas transmission, vapor recovery and gas and plunger lift. In addition, our compressors can be built to handle a variety of gas mixtures, including air, nitrogen, carbon dioxide, hydrogen sulfide and hydrocarbon gases. A diversified product line helps us compete by being able to satisfy widely varying pressure, volume and production conditions that customers encounter.

•	Purpose built rental compressors. Our rental compressor packages have been designed and built to address the primary requirements of our customers in the producing regions in which we operate. Our units are compact in design and are easy, quick and inexpensive to move, install and start-up. Our control systems are technically advanced and allow the operator to start and stop our units remotely and/or in accordance with well conditions. We believe our rental fleet is also one of the newest with an average age of less than four years old.

•	Experienced management team. On average, our executive and operating management team has over 20 years of oilfield services industry experience. We believe our management team has successfully demonstrated its ability to grow our business both organically and through selective acquisitions.

•	Broad geographic presence. We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in New Mexico, Texas, Michigan, Colorado, Wyoming, Utah, Oklahoma, Pennsylvania, West Virginia and Kansas. Our footprint allows us to service many of the natural gas producing regions in the United States. We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel.

•	Long-standing customer relationships. We have developed long-standing relationships providing compression equipment to many major and independent oil and natural gas companies. Our customers generally continue to rent our compressors after the expiration of the initial terms of our rental agreements, which we believe reflects their satisfaction with the reliability and performance of our services and products.

Major Customers
     Sales to XTO Energy, Inc. and Energen Resources Corporation during the year ended December 31, 2006 amounted to a total of approximately 39% and 12%, respectively, of consolidated revenue. No other single customer accounted for more than 10% of our consolidated revenues during the year ended December 31, 2006. During the year ended December 31, 2005, revenues from XTO Energy, Inc. amounted to approximately 36% of consolidated revenue. Sales to Dominion Exploration & Production, Inc. and Devon Energy Corporation during the year ended December 31, 2004 amounted to a total of approximately 21% and 17%, respectively, of consolidated revenue. No other single customer accounted for more than 10% of our revenues in 2004 and 2005. At December 31, 2006, XTO Energy, Inc. accounted for approximately 54% of our trade accounts receivable. No other single customer accounted for more than 10% of our trade accounts receivable at December 31, 2006. At December 31, 2005, XTO Energy, Inc. accounted for approximately 44% of our trade accounts receivable. No other single customer accounted for more than 10% of our trade accounts receivable at December 31, 2005. The loss of any one or more of the above customers could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers. Our top five customers accounted for approximately 76% of our trade accounts receivable at December 31, 2006.
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
Backlog
     As of February 1, 2007, we had a sales backlog of approximately $25.0 million. We expect to fulfill substantially all of the backlog in 2007. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. There can be no assurance, however, that the orders representing such backlog will not be cancelled.
Employees
     As of December 31, 2006, we had 266 total employees. No employees are represented by a labor union and we believe we have good relations with our employees.

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
Patents, Trademarks and Other Intellectual Property
     We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements. We currently own one United States patent covering certain flare system technologies, which will expire in January 2010. We do not own any foreign patents. Although we continue to use the patented technology and consider it useful in certain applications, we do not consider these patents to be material to our business as a whole.
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
Glossary of Industry Terms
     “coalbed methane” – A natural gas generated during coal formation and provided from coal seams or adjacent sandstones.
     “gas shales” – Fine grained rocks where the predominant gas storage mechanism is sorption and gas is stored in volumes that are potentially economic.
     “reciprocating compressors” – A reciprocating compressor is a type of compressor which compresses vapor by using a piston in a cylinder and a back-and-forth motion.
     “screw compressors” – A type of compressor used in vapor compression where two intermesh rotors create pockets of continuously decreasing volume, in which the vapor is compressed and its pressure is increased.
     “tight gas” – A gas bearing sandstone or carbonate matrix (which may or may not contain natural fractures) which exhibits a low-permeability (tight) reservoir.

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
     Any claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, would reduce our earnings and our cash available for operations.
We will require a substantial amount of capital to expand our compressor rental fleet and grow our business.
     During 2007, we plan to spend approximately $25.0 million to $30.0 million in capital expenditures to expand our rental fleet. The amount and timing of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

     Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings. Although we believe that the proceeds from the public offering we completed in March 2006, cash flows from our operations and borrowings under our existing bank credit facility will provide us with sufficient cash to fund our planned capital expenditures for 2007, we cannot assure you that these sources will be sufficient. We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2007, and necessary capital may not be available to us when we need it or on acceptable terms. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
Our current debt level is high and may negatively impact our current and future financial stability.
     As of December 31, 2006, we had an aggregate of approximately $18.4 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $2.0 million, and accounts payable and accrued expenses of approximately $4.9 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
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
     As of December 31, 2006, our principal payments for our debt service requirements were approximately $282 thousand on a monthly basis; $845 thousand on a quarterly basis; and $3.4 million on an annual basis. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due. If this were to occur, we may be forced to:
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
As of December 31, 2006, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.
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
     Our business is dependent not only on securing new customers but also on maintaining current customers. XTO Energy, Inc. accounted for approximately 39% of our consolidated revenue for the year ended December 31, 2006, and approximately 36% of our consolidated revenue for the year ended December 31, 2005. Energen Resources Corporation accounted for approximately 12% of our consolidated revenue for the year ended December 31, 2006. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.
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
     Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. If we fail to maintain effective internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and to help prevent financial fraud. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports or prevent fraud, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the price of our stock could decrease as a result.
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
     We adopted FAS 142 as of January 1, 2002. Based on an independent valuation as of June 2006 and an internal evaluation in December 2004 and June 2005 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2004, 2005 or 2006. Future tests under FAS 142 could result in impairments of our intangible assets or goodwill. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $14.0 million as of December 31, 2005, and at December 31, 2006, the carrying value of net intangible assets decreased to approximately $13.7 million. Our intangibles are amortized at a rate of $299 thousand per year. Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.
Risks Associated With Our Common Stock
The price of our common stock may fluctuate which may cause our common stock to trade at a substantially lower price than the price paid for our common stock.
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
     Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. These potential sales could include sales of shares of our common stock by our Directors and officers, who beneficially owned approximately 8.46% of the outstanding shares of our common stock as of March 12, 2007.
If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.
     The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
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
     Our Board of Directors has the authority to issue up to five million shares of preferred stock. The Board of Directors can fix the terms of the preferred stock without any action on the part of our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. In addition, preferred stock could be used in connection with the Board of Directors’ adoption of a shareholders’ rights plan (also known as a poison pill), which would make it much more difficult to effect a change in control of our company through acquiring or controlling blocks of stock. Also, our Directors and officers as a group will continue to beneficially own stock and although this is not a majority of our stock, it confers substantial voting power in the election of Directors and management of our company. This would make it difficult for other minority stockholders to effect a change in control or otherwise extend any significant control over the management of our company. This may adversely affect the market price and interfere with the voting and other rights of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     We have not received any written comments from the Staff of the Securities and Exchange Commission that remain unresolved.

ITEM 2. PROPERTIES
     The table below describes the material facilities owned or leased by Natural Gas Services Group and SCS as of December 31, 2006:

		Square
Location	Status	Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780(1)	Executive offices of SCS and compressor fabrication, manufacturing, rental and services

Midland, Texas	Owned	24,600	Compressor fabrication, rental and services

Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services

Bridgeport, Texas	Leased	4,500	Office and parts and services

Midland, Texas	Owned	4,100	Executive offices and parts and services

Bloomfield, New Mexico	Leased	4,672	Office and parts and services

		145,012

(1)	Includes 52,780 square feet owned by SCS on which its executive offices are located and on which compressor fabrication, rental and service operations are conducted; 19,500 square feet leased by SCS for manufacturing CiP compressors; and 19,500 square feet leased by SCS for compressor fabrication.
     We believe that our properties are generally well maintained and in good condition and adequate for our purposes.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material pending legal proceedings. We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the American Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the American Stock Exchange.

	Low	High
2004

First Quarter	$5.41	$7.20
Second Quarter	7.20	10.04
Third Quarter	7.12	9.45
Fourth Quarter	8.07	9.43

2005

First Quarter	$9.08	$11.11
Second Quarter	9.51	11.85
Third Quarter	11.55	36.00
Fourth Quarter	15.67	39.99

2006

First Quarter	$16.57	$22.80
Second Quarter	13.77	18.00
Third Quarter	12.01	16.69
Fourth Quarter	12.76	16.43
     As of December 31, 2006, there were approximately 25 holders of record of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 12, 2007, the last reported sale price of our common stock as reported by the American Stock Exchange was $13.00 per share.
Dividends
     We have never declared or paid any dividends on our common stock. We currently intend to continue our policy of retaining earnings for use in our business and we do not anticipate paying cash dividends on our common stock. Our ability to pay cash dividends in the future on the common stock will be dependent upon our:
•	financial condition,

•	results of operations,

•	current and anticipated cash requirements,

•	plans for expansion, and

•	restrictions under our debt obligations,
as well as other factors that our Board of Directors deems relevant. The loan agreement with our bank lender contains provisions that prohibit us from paying cash dividends on our common stock.

Equity Compensation Plans
     The following is a table with information regarding our equity compensation plans as of December 31, 2006:

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of	Weighted-	for
	Securities to be	average	Future Issuance Under
	Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans
	Outstanding	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in Column
Plan Category	and Rights	Rights	(a))
Equity compensation plans approved by security holders	129,170	$9.77	360,000

Equity compensation plans not approved by security holders	45,000	$9.22	—

Total	174,170	$9.63	360,000
Repurchase of Equity Securities
     No repurchases of our securities were made by or on our behalf or any “affiliated purchaser” during the fourth quarter of the fiscal year ended December 31, 2006.
Sale of Unregistered Securities
     In March 2001, we issued to Richard L. Yadon, a Director, a warrant to purchase 9,365 shares of our common stock at an exercise price of $2.50 per share, and expiring on December 31, 2006. In April 2002 we issued another warrant to Mr. Yadon to purchase 5,318 shares of our common stock at an exercise price of $3.25 per share, and expiring on April 23, 2007. Both of these warrants were issued to Mr. Yadon as consideration for his guarantee of payment of a portion of our bank debt. On November 30, 2006, Mr. Yadon exercised all of his warrants with a cash payment to us in the aggregate amount of approximately $41 thousand. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended.
     In February and May 2001, Charles G. Curtis, a Director, purchased from us in a private placement a warrant to purchase 16,000 shares of our common stock and a warrant to purchase 24,000 shares. The exercise price of both warrants was $3.25 per share and the expiration date of the warrants was December 31, 2006. Utilizing a “cashless exercise” feature in the warrants, Mr. Curtis exercised the warrants on November 21, 2006 and a total of 30,857 shares of common stock were issued to him. The common stock was issued in reliance upon the exemptions from registration contained in Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6. SELECTED FINANCIAL DATA
     In the table below, we provide you with selected historical financial data. We have derived this information from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2006. This information is only a summary and it is important that you read this information along with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented. The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2002	2003	2004	2005(1)	2006
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$10,297	$12,750	$15,958	$49,311	$62,729
Costs of revenue, exclusive of depreciation shown separately below	5,572	6,057	6,951	31,338	39,308

Gross profit	4,725	6,693	9,007	17,973	23,421
Depreciation and amortization	1,166	1,726	2,444	4,224	6,020
Other operating expenses	1,718	2,292	2,652	4,890	5,270

Operating income	1,841	2,675	3,911	8,859	12,131
Total other income (expense)(2)	(471)	(671)	603	(1,798)	(256)

Income before income taxes	1,370	2,004	4,514	7,061	11,875
Income tax expense	584	697	1,140	2,615	4,287

Net income	786	1,307	3,374	4,446	7,588
Preferred dividends	107	121	53	—	—

Net income available to common stockholders	$679	$1,186	$3,321	$4,446	$7,588

Net income per common share:
Basic	$0.19	$0.24	$0.59	$0.59	$0.67
Diluted	$0.16	$0.23	$0.52	$0.52	$0.66
Weighted average shares of common stock outstanding:
Basic	3,649	4,947	5,591	7,564	11,405
Diluted	4,305	5,253	6,383	8,481	11,472
EBITDA(3)	$3,511	$4,397	$7,796	$13,282	$19,541

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
BALANCE SHEET INFORMATION:
Current assets	$5,084	$3,654	$7,295	$24,642	$55,170
Total assets	23,937	28,270	43,255	86,369	135,552
Long-term debt (including current portion)	8,847	10,724	15,017	28,205	18,392
Stockholders’ equity	13,001	14,425	22,903	45,690	101,201

(1)	The information for the periods presented may not be comparable because of our acquisition of SCS in January 2005. For additional information regarding this acquisition, you should read the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 13. Certain Relationships, Related Transactions and Director Independence – Acquisition of Screw Compression Systems, Inc.” in this Annual Report on Form 10-K.

(2)	Total other income (expense) for the year ended December 31, 2004 includes $1.5 million in life insurance proceeds paid to us upon the death of our former Chief Executive Officer.

(3)	“EBITDA” is a non-GAAP financial measure of earnings (net income) from continuing operations before interest, taxes, depreciation, and amortization. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes EBITDA is useful to an investor in evaluating our operating performance because:

•	it is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of EBITDA, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating structure; and

•	it is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.
     There are material limitations to using EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. The following table reconciles EBITDA to our net income, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
EBITDA	$3,511	$4,397	$7,796	$13,282	$19,541
Depreciation and amortization	1,166	1,726	2,444	4,224	6,020
Interest expense, net	975	667	838	1,997	1,646
Income taxes	584	697	1,140	2,615	4,287

Net Income	$786	$1,307	$3,374	$4,446	$7,588

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial position and results of operations for each year in the three-year period ended December 31, 2006. You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and the related notes.
     The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).
Overview
     We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of December 31, 2006, we had 974 natural gas compressors totaling approximately 112,718 horsepower rented to 84 third parties, compared to 820 natural gas compressors totaling approximately 90,486 horsepower rented to 75 third parties at December 31, 2005.

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
     The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Sales	$4,336	$3,865	$3,593	$30,278	$38,214
Service and maintenance	1,563	1,773	1,874	2,424	979
Rental	4,398	7,112	10,491	16,609	23,536

Total	$10,297	$12,750	$15,958	$49,311	$62,729

     On January 3, 2005, we completed the acquisition of Screw Compression Systems, Inc., or “SCS,” for consideration consisting of $8.0 million in cash, subordinated promissory notes payable by us to the former stockholders of SCS in the aggregate principal amount of $3.0 million, and approximately 610 thousand shares of our common stock. As a result of this acquisition, our results of operations for periods before and after the completion of the acquisition may not be comparable.
     Historically, the majority of our revenues and income from operations has come from our compressor rental business. The acquisition of SCS, which is engaged primarily in the business of custom fabrication of compressors for sale to third parties, significantly altered the mix of our revenues, with compressor sales now contributing the largest percentage of our revenues. Margins for our rental business have recently averaged 60% to 65%, while margins for the compressor sales business have recently averaged approximately 18% to 20%. Our strategy for growth is focused on our compressor rental business, and we intend to use the additional fabrication capacity now available through SCS to expand our rental fleet while continuing SCS’s core custom fabrication business. As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall margins to improve from those experienced in 2006.
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
     Demand for our products and services have been strong throughout 2005 and 2006. We believe demand will remain strong throughout 2007 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas. Additionally, activity created by recent increases in the price of natural gas may make it difficult to meet the demands of our markets.
     For fiscal year 2007, our forecasted capital expenditures are approximately $27 to $32 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our public offering of common stock we completed in March 2006, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2007. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.
Results of Operations
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     The table below shows our revenues, percentage of total revenues, gross profit, exclusive of depreciation, and gross profit margin of each of our segments for the years ended December 31, 2006 and December 31, 2005. The gross profit margin is the ratio, expressed as a percentage, of gross profit, exclusive of depreciation, to total revenue.

	Revenue				Gross Profit, Exclusive of Depreciation
	Year Ended December 31,				Year Ended December 31,
	2005		2006		2005		2006
	(dollars in thousands)
Sales	$30,278	61%	$38,214	61%	$6,947	23%	$8,585	23%
Service and maintenance	2,424	5%	979	1%	945	39%	244	25%
Rental	16,609	34%	23,536	38%	10,081	61%	14,592	62%

Total	$49,311		$62,729		$17,973	36%	$23,421	37%

     Total revenues for the year ended December 31, 2006 increased 27.2% to $62.7 million, as compared to $49.3 million for the year ended December 31, 2005. The increase in revenue reflects the increase in our rental revenue and unit sales to third parties offset by the decline in service revenue.
     Sales revenue increased from $30.3 million to $38.2 million, or 26.2%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase was mainly the result of $4.1 million in sales of rental equipment to an existing rental customer and additional sales of compressor units from our Tulsa, Oklahoma location. Sales to third parties included (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) sale of rental units.

     Service and maintenance revenue decreased from $2.4 million to $979 thousand, or 59.6%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. This decrease was mainly the result of the change in our maintenance contract with Dominion Exploration & Production, Inc. beginning January 1, 2006. Our five-year rental and maintenance agreement with Dominion Exploration expired on December 31, 2005. In August 2005, we were advised by Dominion Exploration that it would seek competing proposals from us as well as other third parties to continue the rental and maintenance services required for its northern Michigan operations. We submitted a bid to rent screw compressors to Dominion Exploration and to provide maintenance and service on certain screw compressors owned by Dominion Exploration. We also submitted a proposal to continue service and maintenance of reciprocating compressors owned by Dominion Exploration. In October 2005, we were advised by Dominion Exploration that we would retain the screw compressor rental, maintenance and service businesses, but that a third party was successful in bidding for the maintenance and service of Dominion Exploration’s reciprocating compressors.
     Rental revenue increased from $16.6 million to $23.5 million, or 41.7%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase is mainly the result of units added to our rental fleet and rented to third parties. At December 31, 2006, we had 1,111 compressor packages in our rental fleet, up from 865 units at December 31, 2005. The average monthly rental rate per unit at December 31, 2006 was $2.3 thousand, as compared to $2.1 thousand at December 31, 2005. This increase resulted from normal price increases throughout the year and the addition of larger units to our rental fleet which command higher rental rates.
     The overall gross margin percentage, exclusive of depreciation, increased to 37.3% for the year ended December 31, 2006, as compared to 36.4% for the year ended December 31, 2005. This increase resulted mainly from the relative increase in compressor rental revenue as a percentage of the total revenue. Our rental fleet carried a gross margin averaging 62.0% for 2006, and compressor and parts sales margins averaged 22.5%.
     Selling expense increased from $1.0 million to $1.3 million, or 23.1%, for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase is mainly the result of increased commissions paid to salesmen for the increase in rental activity.
     General and administrative expenses remained relatively flat at $4.0 million for the year ended December 31, 2006, as compared to $3.9 million for the year ended December 31, 2005. While there was an increase in the expense to comply with SOX 404, this was offset by a decrease in officer salary and bonus expenses due to the departure of personnel.
     Depreciation and amortization expense increased 42.5% from $4.2 million to $6.0 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. There was a net increase of 246 natural gas compressor units to our rental fleet between December 31, 2005 and 2006, thus increasing our depreciable base.
     Other income increased approximately $1.2 million for the year ended December 31, 2006, compared to the same period in 2005. This increase was mainly the result of additional interest income from our short-term investment account as a result of increased cash balances from our March 2006 public offering.
     Interest expense decreased by $351 thousand, or 17.6%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, mainly due to decreases in our loan balances. In March 2006, we reduced our bank debt by $5.0 million with proceeds from our March 2006 public offering of common stock and continued our normal amortization of the remaining debt.
     Provision for income tax increased by $1.7 million, or 64.0%, and is the result of the increase in taxable income.

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
     Sales revenue increased from $3.6 million to $30.3 million, or 742.7%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase was mainly the result of the sale of compressor units to outside third parties by SCS.
     Service and maintenance revenue increased from $1.9 million to $2.4 million, or 29.3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase was mainly the result of additional third party labor sales in our New Mexico area and Michigan branches.
     Rental revenue increased from $10.5 million to $16.6 million, or 58.3%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase was mainly the result of units added to our rental fleet and rented to third parties. At December 31, 2005, we had 865 compressor packages in our rental fleet, up from 586 units at December 31, 2004. The average monthly rental rate per unit at December 31, 2005 was $2.1 thousand, as compared to $2.0 thousand at December 31, 2004.
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
     Selling, general and administrative expense increased from $2.7 million to $4.9 million, or 84.4%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This was mainly the result of the increased expenses attributed to our acquisition of SCS. SCS accounted for approximately $1.5 million of the total selling, general and administrative expenses for the year ended December 31, 2005.
     Depreciation and amortization expense increased 72.8% from $2.4 million to $4.2 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase was the result of 279 new gas compressor rental units being added to rental equipment from December 31, 2004 to December 31, 2005, thus increasing the depreciable base.
     Other income decreased approximately $1.2 million for the year ended December 31, 2005, compared to the same period in 2004. This decrease was due mainly to the $1.5 million that was received in the year ended December 31, 2004 as life insurance proceeds from the death of our former Chief Executive Officer, offset by additional interest income from our money market accounts in 2005.
     Interest expense increased by $1.2 million, or 138%, for the year ended December 31, 2005, compared to the same period ended December 31, 2004, mainly due to increased debt incurred to finance rental equipment additions, debt related to our acquisition of SCS and increased interest rates.

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
Revenue Recognition
     Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Revenue from sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.
Allowance for Doubtful Accounts Receivable
     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. At December 31, 2006 and December 31, 2005, XTO Energy, Inc. accounted for approximately 54% and 44%, respectively, of our accounts receivable. A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

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
     We adopted FAS 142 as of January 1, 2002. Based on an independent valuation in June 2006 and an internal evaluation in December 2004 and June 2005 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2004, 2005 or 2006. In the future, it could result in impairments of our intangible assets or goodwill. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly. Our net intangible assets, including goodwill, were recorded on our balance sheet at approximately $14.0 million as of December 31, 2005, and at December 31, 2006, the carrying value of net intangible assets, including goodwill, decreased to approximately $13.7 million. Our intangibles are amortized at a rate of $299 thousand per year. Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.
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

Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply Statement 123R as of January 1, 2006. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
     The Company has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method. The Company recognized $376 thousand in expense in 2006 as a result of stock options vesting during 2006.
     In November 2004, the FASB issued SFAS No 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the new standard did not have a material effect on our consolidated results of operations, cash flows or financial position in 2006.
     In July 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We adopted FIN 48 on January 1, 2007 and have determined its adoption will not have a material impact on our consolidated financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal year ending December 31, 2006.

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
Liquidity and Capital Resources
     Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions. At December 31, 2005, we had cash and cash equivalents of approximately $3.3 million, working capital of $13.4 million and total debt of $28.2 million, of which approximately $6.0 million was classified as current. At that same date, we also had letters of credit outstanding in the aggregate face amount of $2.0 million which secured payment of our subordinated debt in the amount of $3.0 million. We had positive net cash flow from operating activities of approximately $3.8 million during 2005. This was primarily from net income of $4.4 million, plus depreciation and amortization of $4.2 million, an increase in deferred taxes of $2.4 million, an increase in accounts payable and accrued liabilities of $0.4 million, offset by an increase in trade accounts receivable of $1.4 million, deferred income of $0.9 million, and an increase in inventory of $5.7 million.
     At December 31, 2006, we had cash and cash equivalents of approximately $4.4 million, working capital of $44.5 million and total debt of $18.4 million, of which approximately $4.4 million was classified as current. At that same date, we also had letters of credit outstanding in the aggregate face amount of $2.0 million. We had positive net cash flow from operating activities of approximately $11.8 million during 2006. This was primarily from net income of $7.6 million, plus depreciation and amortization of $6.0 million, an increase in deferred taxes of $2.5 million, offset by an increase in trade accounts receivable of $2.3 million, and an increase in inventory of $2.2 million.
     For the year ended December 31, 2006, we invested approximately $27.7 million in equipment for our rental fleet and in service vehicles. We financed this activity with the proceeds from our March 2006 public offering of common stock and funds from operations. We borrowed approximately $1.4 million from our bank in 2006. We also repaid approximately $11.3 million of our existing debt during 2006.
Contractual Obligations and Commitments
     We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
Cash Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Credit facility (secured)	$3,442	$3,378	$3,378	$3,378	$2,816	$—	$16,392
Interest on credit facility.	1,160	865	591	338	211	—	3,165
Subordinated debt	1,000	1,000	—	—	—	—	2,000
Facilities and office leases	129	62	29	29	30	76	355
Purchase obligations	—	—	—	—	—	—	—
Total	$5,731	$5,305	$3,998	$3,745	$3,057	$76	$21,912
Senior Bank Borrowings
     On October 15, 2006, we entered into a Seventh Amended and Restated Loan Agreement, or “Loan Agreement,” with Western National Bank, Midland, Texas. This Loan Agreement (1) consolidated our previously existing advancing line of credit and term loan facilities into one term loan facility, and (2) extended, renewed and increased our revolving line of credit facility. Our revolving line of credit and multiple advance term loan facilities are described below.
     Revolving Line of Credit Facility. Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility. After entering into the Seventh Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank. As of December 31, 2006, the amount available for revolving line of credit advances under our borrowing base was $40.0 million, and there was no principal amount outstanding under the revolving line of credit at that same date. The amount of the borrowing base is based primarily upon our receivables, equipment and inventory. The borrowing base is redetermined by the bank on a monthly basis. If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess. Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month. All outstanding principal and unpaid interest is due on October 1, 2008. As of December 31, 2006, our interest rate on the revolving line of credit was 7.5%.
     $16.9 Million Multiple Advance Term Loan Facility. This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities. Reborrowings are not permitted under this facility. Principal under this credit facility is due and payable in 59 monthly installments of $282 thousand each, commencing November 1, 2006 and continuing through September 1, 2011. The interest rate is fixed at 7.5% for this loan facility. Interest on the unpaid principal balance is due and payable on the same dates as principal payments. All outstanding principal and unpaid interest is due on October 1, 2011. As of December 31, 2006 this term loan facility had a principal balance of $16.4 million.
     During the year ended December 31, 2006, we made principal payments in the aggregate amount of approximately $8.5 million on our term loan facilities.
     SCS has guaranteed payment of our loans.
     Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property, the stock we own in SCS, and by the real estate and related plant facilities owned by SCS.
     The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

     The Loan Agreement contains various restrictive covenants and compliance requirements. These requirements provide that we must have:
•	at the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.4 to 1.0;

•	at the end of each month, consolidated tangible net worth (as defined in the Loan Agreement) of at least $70.0 million;

•	at the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and

•	at the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as such terms are defined in the Loan Agreement) of less than 2.0 to 1.0.
     The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.
     As of December 31, 2006, we were in compliance with all material covenants in our Loan Agreement. A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable. Such default would have a material adverse effect on our liquidity, financial position and operations.
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
     To secure payment of these notes, our bank lender issued for our account three separate letters of credit for the benefit of the holders of the notes in the initial aggregate face amount of $2.0 million. The letters of credit expire February 3, 2008. Drafts for payment under the letters of credit may be made by the beneficiaries only upon our default in payment of the notes. On February 3, 2007, the face amount of the letters of credit automatically reduced to $1.0 million.
Components of Our Principal Capital Expenditures
     The table below sets out components of our principal capital expenditures for the three years ended December 31, 2006, along with the total budgeted for 2007, excluding acquisitions:

	Actual
				Budgeted 2007
Expenditure Category	2004	2005	2006	(excluding acquisitions)
	(in thousands)
Rental equipment, vehicles and shop equipment	$11,596	$17,708	$27,684	$30,000 to $35,000

     The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors. Based upon existing economic and market conditions, we believe that the proceeds from our March 2006 public offering of common stock, our operating cash flow and available bank borrowings will be sufficient to fully fund our net investing cash requirements for 2007. We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant. When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.
Off-Balance Sheet Arrangements
     From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2006, the off-balance sheet arrangements and transactions that we have entered into include an undrawn letter of credit and operating lease agreements. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.
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
Interest Rate Risk
     Our Loan Agreement provides for a fixed interest rate of 7.5% for our term loan facility and our revolving line of credit facility. Consequently, our exposure to interest rates relates primarily to interest earned on short-term investments and paying above market rates if such rates are below the fixed rate on our bank borrowings. As of December 31, 2006, we were not using any derivatives to manage interest rate risk.
Financial Instruments and Debt Maturities
     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the highly liquid nature of these short-term instruments. The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2006 and 2005, and were determined based upon interest rates currently available to us.
Customer Credit Risk
     We are exposed to the risk of financial non-performance by our customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of our customers. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Procedures – Allowance For Doubtful Accounts Receivable” on page 25.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our audited consolidated financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer And Treasurer have concluded that Natural Gas Services Group, Inc.’s disclosure controls and procedures as of December 31, 2006, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management, including the President and Chief Executive Officer and our Principal Accounting Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2006 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
     Our management’s assessment of the effectiveness of our internal control over our financial reporting as of December 31, 2006 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report.
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Natural Gas Services Group, Inc.
     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Natural Gas Services Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Natural Gas Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Natural Gas Services Group, Inc.’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Natural Gas Services Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Gas Services Group, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Natural Gas Services Group, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 12, 2007
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
     Our executive officers and Directors at February 15, 2007 are:

Name	Age	Position
Stephen C. Taylor	53	Chairman, President and Chief Executive Officer
Earl R. Wait	63	Vice President — Accounting and Treasurer
Paul D. Hensley	54	Director, President of SCS
James R. Hazlett	51	Vice President — Technical Services
Charles G. Curtis (1)(3)(4)	73	Director
William F. Hughes, Jr. (1)(2)	54	Director
Gene A. Strasheim (1)(4)	66	Director
Richard L. Yadon (2)(3)(4)	48	Director
Alan A. Baker (2)(3)	75	Director
John W. Chisholm (2)(3)	52	Director

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our governance and personnel development committee

(4)	Member of our nominating committee
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

     Paul D. Hensley was appointed as a Director of Natural Gas Services Group in January 2005 to fill a vacancy on the Board of Directors and was elected as a Director at the annual meeting of stockholders held in June 2005. He founded SCS in 1997 and is the president and a director of SCS. Mr. Hensley has over 30 years of industry experience.
     James R. Hazlett has served as Vice President — Technical Services since June 2005. Mr. Hazlett has served as vice president of sales for SCS since 1997, a position he continues to hold. Mr. Hazlett holds an Industrial Engineering degree from Texas A&M University and has over 27 years of industry experience.
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
     Gene A. Strasheim has served as a Director since 2003. From 2001 to 2004, Mr. Strasheim was a financial consultant to Skyline Electronics/Products, a manufacturer of circuit boards and large remotely controlled digital interstate highway signs. From 1992 to 2001, Mr. Strasheim was the Chief Financial Officer of Skyline Electronics/Products. From 1985 to 1992, Mr. Strasheim was the Vice President — Finance and Treasurer of CF&I Steel Corporation. Prior to that, Mr. Strasheim was the Vice President — Finance for two companies and was a partner with the public accounting firm of Deloitte Haskins & Sells. Mr. Strasheim has practiced as a certified public accountant in three states. Mr. Strasheim holds a Bachelor degree in Business from the University of Wyoming.
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
     Alan A. Baker was appointed as a Director of Natural Gas Services Group on March 20, 2006 to fill a vacancy on the Board of Directors created by the retirement of our former Chairman of the Board and Chief Executive Officer, Wallace C. Sparkman, in December 2005. Mr. Baker was elected as a Director at the annual meeting of stockholders in June 2006. He has served as a consultant to Halliburton Company and previously served as President, Chairman and Chief Executive Officer of Halliburton Company’s Energy Services Group, Houston, Texas, from 1991 until his retirement in 1995. Mr. Baker joined Halliburton Services in 1954 after graduating with a degree in petroleum engineering from Marietta College in Ohio. Mr. Baker has served Halliburton Services as Senior Vice President for U.S. Operations, Senior Vice President for International Operations and as President of the Vann Systems Division of Halliburton Company. Mr. Baker also served as a member of Halliburton’s executive committee. Mr. Baker has served on the Boards of Noble Affiliates, Natural Gas and Oil, Crestar Energy of Canada and the Mid-Continent Oil and Gas Association. He is Trustee Emeritus of Marietta College and is a registered professional engineer.

     John W. Chisholm was appointed as a Director of Natural Gas Services Group on December 19, 2006 to fill a vacancy created by expanding the size of the Board from seven to eight Directors. Mr. Chisholm is the founder of Wellogix, an oil and gas software company that develops software aimed at expediting the exchange of enterprise data and communication of complex engineered services. Mr. Chisholm has served on the Board of Directors of Flotek Industries, Inc. since 2002 and is a member of its Compensation Committee. Prior to founding Wellogix, Mr. Chisholm co-founded and served as President of ProTechnics Company from 1985 until its sale to Core Laboratories in December of 1996. Mr. Chisholm served as Senior Vice President of Global Sales and Marketing of Core Laboratories until 1998, when he started Chisholm Energy Partners, an investment fund focused on mid-size energy service companies. Mr. Chisholm holds a Business Administration degree from Fort Lewis College in Colorado. He currently serves on the Editorial Advisory Board on Middle East Technology of the Oil & Gas Journal.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers to file periodic reports of beneficial ownership with the Securities and Exchange Commission. These reports show the Directors’ and officers’ ownership, and the changes in ownership, of common stock and other equity securities of Natural Gas Services Group.
     Based on a review of Forms 3, 4 and 5, certain of our directors and officers did not file on a timely basis reports of transactions in our equity securities required by Section 16(a) of the Securities Exchange Act of 1934. These transactions and related reports are described in the following paragraphs.
     On December 29, 2006, a stock option to purchase 2,500 shares of our common stock was granted to each of our six non-employee directors, including Richard L. Yadon, Charles G. Curtis, William F. Hughes, Jr., Gene A. Strasheim, Alan A. Baker and John Chisholm. Form 4 reports for each Director reflecting these option grants were filed on January 5, 2007, or two days late.
     On March 8, 2006, Mr. Hensley and Mr. Hughes sold 100,000 and 50,000 shares of common stock, respectively, in our underwritten public offering. Form 4 Reports reporting theses sales were filed on March 30, 2006, or twenty days late.
     On December 19, 2006, Mr. Chisholm was appointed as a Director of Natural Gas Services Group, Inc. A Form 3 report reflecting Mr. Chisholm’s appointment as a Director was filed on January 3, 2007, or five days late.
Board of Directors
     The Board of Directors is divided into three classes with Directors serving staggered three-year terms. Mr. Hughes’ term expires in 2009; the terms of Messrs. Hensley and Yadon expire in 2007; and the terms of Messrs. Curtis, Strasheim and Taylor expire in 2008; and Mr. Baker’s term expires in 2009. Mr. Chisholm was appointed to serve as a Director until the annual stockholders meeting to be held in June 2007, when he will stand for election.
     Our Board of Director has four standing committees, as follows:
•	Audit Committee,

•	Compensation Committee,

•	Governance and Personnel Development, and

•	Nominating Committee.
     Until June 2006, our Governance and Personnel Development Committee and our Nominating Committee acted together as one committee. On June 30, 2006, we split our former Governance, Personnel Development and Nominating Committee into two separate committees which at the present time are still operating under the same charter. However, we expect to revise the existing charter and create new separate charters for each of the Governance and Personnel Development Committee and the Nominating Committee.

Audit Committee
     Our Audit Committee is composed of Gene A. Strasheim (Chairman), Charles G. Curtis and William F. Hughes, Jr. Under rules of the American Stock Exchange, the Audit Committee is to be comprised of three or more directors, each of whom must be “independent”. Our Board has determined that all of the members of the Audit Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC, and that Gene A. Strasheim is qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC.
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
Compensation Committee
     The Compensation Committee of the Board of Directors includes William F. Hughes, Jr. (Chairman), Alan A. Baker, John W. Chisholm and Richard L. Yadon. Our Board has determined that all of the members of the Compensation Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.
     The functions of the Compensation Committee include:
•	assisting the Board in overseeing the management of our human resources, including compensation and benefits programs and evaluating the performance and compensation of our chief executive officer; and

•	overseeing the evaluation of management.
     The Compensation Committee’s policy is to offer the executive officers competitive compensation packages that will permit us to attract and retain individuals with superior abilities and to motivate and reward such individuals in an appropriate fashion in the long-term interests of Natural Gas Services Group and its stockholders. Currently, executive compensation is comprised of salary and cash bonuses and awards of long-term incentive opportunities in the form of stock options under our 1998 Stock Option Plan.

Governance and Personnel Development
     Our Governance and Personnel Development Committee is composed of Charles G. Curtis (Chairman), John W. Chisholm, Alan A. Baker and Richard L. Yadon.
     The functions of this Committee include:
•	assisting the Board in interpreting the Board Governance Guidelines, the Board’s Principles of Conduct and any other similar governance documents adopted by the Board;

•	overseeing the evaluation of the Board and its committees;

•	generally overseeing the governance of the Board; and

•	overseeing executive development and succession and diversity efforts.
     Our Board of Directors has determined that all of the members of the Governance and Personnel Development Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.
Nominating Committee
     Our Nominating Committee is composed of Richard L. Yadon (Chairman), Gene A. Strasheim and Charles G. Curtis.
     The functions of this Committee include:
•	identifying individuals qualified to become board members, consistent with the criteria approved by the Board;

•	recommending director nominees and individuals to fill vacant positions;
     Our Nominating Committee will consider director candidates recommended by stockholders. The Committee will evaluate nominees for directors recommended by stockholders in the same manner in which it evaluates other nominees for directors. Our Board of Directors has determined that all of the members of the Nominating Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.
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
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction and Overview
     The Compensation Committee or, the “Committee,” of the Board of Directors is responsible for determining the types and amounts of compensation we pay to our executives. The Committee operates under a written charter that you can view on our website at http://www.ngsgi.com. The Board of Directors has determined that each member of the Committee meets the independence requirements of the American Stock Exchange. The Board determines, in its business judgment, whether a particular Director satisfies the requirements for membership on the Committee set forth in the Committee’s charter. None of the members of the Committee are current or former employees of Natural Gas Services Group or any of its subsidiaries.
     The Committee is responsible for formulating and administering our overall compensation principles and plans. This includes establishing the compensation paid to our Chief Executive Officer, meeting and consulting with our Chief Executive Officer to establish the compensation paid to our other executive officers, counseling our Chief Executive Officer as to different compensation approaches, administering our stock option plan, monitoring adherence to our compensation philosophy and conducting an annual, and sometimes more frequent, review of our compensation programs and philosophy regarding executive compensation.
     The Committee periodically meets in executive session without members of management or management directors present and reports to the Board of Directors on its actions and recommendations.
Compensation Philosophy and Objectives
     Our compensation philosophy is to provide an executive compensation program that:
•	rewards performance and talents necessary to advance our company objectives and further the interests of our stockholders;

•	is fair and reasonable and appropriately applied to each executive officer; and

•	is competitive with compensation programs offered by our competitors.
     The overall objectives of our compensation philosophy are to:
•	provide a competitive level of current annual income that attracts and retains qualified executives at a reasonable cost to us;

•	retain and motivate executives to accomplish our company goals;

•	provide long-term incentive compensation opportunities at levels appropriate for the respective responsibilities and performance of each executive;

•	align compensation and benefits with our business strategies and goals;

•	encourage the application of a decision making process that takes into account both short-term and long-term risks and the sometimes volatile nature of our industry; and

•	align the financial interests of our executives with those of our stockholders through the potential grant of equity based rewards.

     Our Committee supports these objectives by emphasizing compensation arrangements that we believe are reasonable and will attract and retain qualified executives and reward them for their efforts to further our long-term growth and success. At the same time, we remain cognizant of and aim to balance our executive compensation arrangements with the interests and concerns of our stockholders.
     We feel that our compensation philosophies and practices are more fully understood when viewed in the context of certain specific aspects of our history as a public company. Our initial public offering occurred in October 2002. Our market capitalization did not exceed $75.0 million until mid 2006. Given our small size in our earlier years as a public company, we chose to implement a relatively simple compensation framework for our executives. This framework consisted primarily of base salaries, cash bonuses and stock options. We have currently chosen to continue a relatively simple compensation framework for our executives and believe that by doing so we are able to establish a higher degree of understanding and certainty for our executives as well as the investing public, while at the same time avoiding complex benefit packages and agreements that can be, in some ways, difficult to understand and require significant time and cost to properly administer. In the end, we believe our compensation arrangements provide the desired results: fair and reasonable pay for achievements beneficial to Natural Gas Services Group and its stockholders.
Assistance Provided to the Committee
     The Committee makes all compensation decisions regarding our executive officers. Stephen C. Taylor, our Chief Executive Officer, annually reviews the performance of each of our executive officers (other than the Chief Executive Officer whose performance is reviewed by the Committee) and presents recommendations to the Committee with respect to salary and cash bonus percentage adjustments and stock option grants for our executives (other than the Chief Executive Officer whose salary, cash bonus percentage adjustments and stock option grants are determined solely by the Committee). The Committee may exercise its discretion in modifying any recommendations made by our Chief Executive Officer.
     The Committee also seeks the input and insight of Mr. Taylor concerning specific factors that Mr. Taylor believes to be appropriate for the Committee’s consideration and which the Committee may not be aware of, such as extraordinary efforts or accomplishments of our executive officers. Mr. Taylor also advises the Committee on general topics such as the morale of our executives.
     Mr. Earl R. Wait, our Vice President – Accounting, assists the Committee in the compensation process by gathering and organizing data for their review.
Compensation Components
     We base our decisions regarding executive compensation primarily on our assessment of company performance, and each executive officer’s leadership, performance and individual contributions to our business. The accounting and tax treatment of different elements of compensation has not to date had a significant impact on our use of any particular type of compensation. In reviewing the overall compensation of our officers, we have historically considered and used a mix of the following components or elements of executive compensation:
•	base salary;

•	cash bonuses under our incentive cash bonus program;

•	stock option grants;

•	retirement and other benefits generally available to all of our employees; and

•	limited perquisites.

     We do not presently and have not in the past used any of the following types of executive compensation:
•	stock awards;

•	defined benefit pension plans;

•	tax gross-ups;

•	employee stock purchase/ownership plans;

•	supplemental executive retirement plans/benefits; and

•	deferred compensation plans.
Compensation Evaluation Factors
     We continue, as we have in the past, to rely on the following factors in evaluating and determining the amount of compensation we pay our executives:
•	our general knowledge of executive compensation levels in the natural gas compression industry;

•	each executive’s individual performance and the overall performance of Natural Gas Services Group; and

•	specific company financial metrics and the application of specific weights to such metrics.
The applicability of these factors varies depending on the type of compensation being evaluated and determined. For instance, we do not rely on weighted company financial metrics to evaluate and determine base salary levels, but such factor is the primary means through which we evaluate and determine the amount of the cash bonuses we award to our executives. Below is a more detailed discussion of how these factors apply to the different types of compensation we utilize.
Executive Compensation Levels of other Companies in the Natural Gas Compression and Related Businesses
     Historically, we have not focused on a specific peer group to evaluate and establish the compensation of our executive officers. We do, however, have some general knowledge of the executive compensation paid by certain of our competitors and general industry peers. These competitors include public and privately held companies in the natural gas compression business, industry partners and related businesses, such as natural gas well servicing. In order to maintain a compensation package that is competitive, we have considered, and continue to consider, the executive compensation paid by these companies in evaluating and establishing the compensation we pay our executive officers. Our competitors in the natural gas compression industry that are public companies are considerably larger than we are, and for this reason, we have not in the past and do not currently consider the specific amounts of executive compensation paid by such companies when evaluating or determining our executive compensation. We do, however, from time to time, consider the types of Executive Compensation offered by our competitors that are public companies and the annual increases or decreases on a percentage basis in such compensation
Individual and Company Performance – Base Salary and Stock Options
     We also evaluate compensation, particularly base salary levels and stock option awards, through an analysis of each executive officer’s individual performance and the overall performance of Natural Gas Services Group, our goal being to strengthen the link between what we pay our executives and the performance of Natural Gas Services Group. Factors we consider in our analysis include:

•	the individual performance, leadership, business knowledge and level of responsibility of our officers;

•	the particular skill-set and longevity of service of the officer;

•	the effectiveness of the officer in implementing our overall strategy;

•	the general level of competitive compensation packages;

•	cash flows from operations;

•	earnings per share;

•	our market share in the rental of natural gas compression units; and

•	the market value of our common stock.
Specific Company Financial Metrics – Cash Bonuses
     With respect to compensation we pay in the form of cash bonuses, the Committee sets target performance levels for three specific company financial metrics. The Committee relies on whether these targets are achieved and the individual performance of our executive officers to determine whether cash bonuses are awarded and the amounts of such bonuses. The three financial metrics the Committee considers are:
•	total revenues;

•	EBITDA; and

•	net income before taxes.
     EBITDA is calculated from our audited consolidated financial statements by adding to net income, or loss, (1) amortization and depreciation expense, (2) interest expense and (3) provision for income tax expense.
     We believe that our core executive compensation mix of base salary, cash bonuses and stock options, while fairly limited, presently provides enough diversity for us to link executive compensation to our short-term and long-term objectives. For instance, base salaries and cash bonuses are closely linked to the short-term objectives of providing reasonable and competitive levels of current annual income, while stock options are more closely linked to the long-term objectives of earnings per share and increased market value of our common stock.
Base Salary
     We provide our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Each year the Committee receives base salary recommendations from our Chief Executive Officer for all of our executive officers (other than our Chief Executive Officer whose base salary is evaluated by the Committee on an annual basis). The Committee reviews comparative salary data and information gathered by the Committee relative to certain of our competitors and industry peers to gain some general knowledge of what our competitors pay their executive officers. The competitors are certain privately held companies in the natural gas industry that are comparable in size to us. We do not consider the specific amounts of the compensation packages offered by our competitors that are public companies because of the considerable size difference between those companies and us, but we do from time to time consider the types of compensation offered by such competitors and the annual increases or decrease on a percentage basis in such compensation. The Committee determines base salary levels by considering the comparative salary data and information gathered by the Committee in conjunction with the factors described under the caption “Individual and Company Performance – Base Salary and Stock Options” on page 42. We do not give specific weights to any of the factors the Committee considers in determining base salary levels or adjustments thereto. Based on our criteria for base salary level determinations, each executive officer identified below received an increase in annual base salary for 2006 as follows:

Mr. Taylor	—	from $155,000 to $175,000;

Mr. Wait	—	from $100,000 to $112,500; and

Mr. Hazlett	—	from $105,000 to $115,000.
     The base salaries of our officers for 2006 are reflected in column (c) of the “Summary Compensation Table” on page 48.
Short-Term Incentives – Incentive Cash Bonus Program
     The Committee has adopted an incentive cash bonus program or, the “IBP,” that provides guidelines for the calculation of annual non-equity incentive based compensation in the form of cash bonuses to our executives, subject to Committee oversight and modification. The bonuses awarded under the IBP are short-term awards in recognition of the overall performance and efforts made by our executives during a particular year. Each year, the Committee approves the group of executives eligible to participate in the IBP and establishes target award opportunities for such executives, excluding our Chief Executive Officer, whose employment agreement provides for a target award opportunity of up to 50% of base salary. Target award opportunities for our executives range from 20% to 50% of base salary.
     In 2006, 90% of an executive officer’s IBP award was based on achievement of company financial objectives relating to:
•	total revenues;

•	EBITDA; and

•	net income before taxes.
     Each of these three components accounts for 30% of the total company financial objective portion of the IBP. The remaining 10% of an executive officer’s IBP award is based upon individual performance as evaluated by our Chief Executive Officer (except with respect to our Chief Executive Officer whose individual performance is evaluated by the Committee).
     Each year, the Committee sets a target level for each component of the company financial objective portion of the IBP. The payment of awards under the IBP is based upon whether these target levels are achieved for the year. If we achieve the target levels for all components of the company financial object portion of the IBP, an executive with a base salary of $100,000 and a target award opportunity of 40% will receive a cash bonus of $40,000, assuming the executive receives the full amount (10%) of the individual performance portion of the IBP. If we do not achieve the target levels for all of the components, the target award opportunity for each executive officer is decreased by 30% for each component in which there is a shortfall. For instance, if we meet all target levels except the target level for EBITDA, the executive’s award opportunity is decreased by 30%. With respect to the executive described above, the award opportunity for such executive would be reduced from 40% to 28% (the target bonus of 40% multiplied by 70%) and the executive would receive a cash bonus of $28,000, assuming the executive receives the full amount of the individual performance portion of the IBP.
     In 2006, we met or exceeded all of our targets and each of our executives received the maximum bonus amount they could be awarded. The cash awards made to our executive officers under the IBP for 2006 are included in column (g) of the “Summary Compensation Table” on page 48.

Long-Term Incentives – Stock Option Grants
     We consider stock options to be a type of long-term incentive compensation that motivates our executive officers to work toward our long-term growth and allows them to participate in the growth and profitability of Natural Gas Services Group. Stock options align the interests of our executive officers with our stockholders in that our executive officers will benefit from the options only to the extent that the value of our common stock increases. The number of options granted to an executive officer is based on an officer’s individual performance and his current contributions and potential for future contributions to the overall performance of Natural Gas Services Group.
     All stock options are granted under our 1998 Stock Option Plan, except one stock option was granted outside of the plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his employment agreement. We do not grant discounted options and exercise prices are not based on a formula. Options granted under our 1998 Stock Option Plan are “at-the-money.” In other words, the exercise price of the option equals the closing price of the underlying stock on the actual date of grant.
     On November 21, 2006, the Committee granted stock options to two executive officers. Mr. Taylor was granted an option to purchase 15,000 shares of common stock, and Mr. Wait was granted an option to purchase 5,000 shares. The options have an exercise price of $14.22 per share, the closing price of Natural Gas Services Group’s common stock on the date of grant. The option granted to Mr. Taylor is exercisable in two equal annual installments commencing on November 21, 2007 and the option granted to Mr. Wait is exercisable in three equal annual installments commencing on November 21, 2007. The options expire ten years from the grant date. These option grants are reflected in column (j) of the “Grants of Plan-Based Awards Table” on page 49.
     The Compensation Committee does not have any specific program or plan with regard to the timing or dating of option grants, except that it has been the Committee’s practice to grant options within thirty days after the latest quarterly or annual earnings release by Natural Gas Services Group. The Committee’s practice as to when options are granted has historically been made at the discretion of the Committee. Generally, option grants to executives and other employees have been made at the same time. We have not and do not plan to purposefully time the release of material non-public information for the purpose of affecting the value of executive compensation.
Other Compensation
     We maintain a 401(k) retirement plan in which our executives and employees participate. We match executive and employee contributions to our 401(k) plan, on an equal percentage basis, with cash contributions. The Company matching portion is equal to one-half of the employee’s contribution up to a maximum of 3% of the employee’s salary. Our matching amounts for our executive officers are included in column (i) of the “Summary Compensation Table” on page 48.
     Other than the reductions that can occur with respect to the target award opportunities of our executives under the IBP, we do not have a written policy or formula regarding the adjustment, reduction or recovery of awards or payments if company performance measures are restated or adjusted in a manner that would reduce the award or payment. However, the Committee does consider compensation realized or potentially realizable from prior compensation awards in setting new types and amounts of compensation, the result of such consideration being varying increases in annual salaries and cash bonuses, with some increases being smaller than previous years.
Employment Agreements
     We currently have written employment agreements with three of our executive officers, including Stephen C. Taylor, Paul D. Hensley and James R. Hazlett. We do not have written employment agreements with any of our other executive officers. We employed Mr. Taylor in January 2005. Mr. Taylor’s employment was governed by a verbal arrangement until August 2005 when we negotiated and entered into a written employment agreement with Mr. Taylor. We negotiated and entered into written employment agreements with Messrs. Hensley and Hazlett in January 2005 in connection with our acquisition of SCS.

     The employment agreements of Messrs. Taylor, Hensley and Hazlett provide for, among other things, base salary, incentive cash bonuses under the IBP, and insurance, medical and other benefits generally available to our other employees. Mr. Taylor’s employment agreement also contains change of control and severance provisions, as referenced under the caption “Change of Control and Severance Arrangements” on page 52 and more particularly described under the caption “Potential Payments Upon Termination or Change of Control” on page 52. More information regarding the above-referenced employment agreements is provided under the heading “Compensation Agreements with Management” on page 56.
Allocation of Amounts and Types of Compensation
     Other than the stock options we grant to our executives from time to time and the determinations made by the Committee as to specific target award opportunities under our IBP, the allocation of different amounts and types of compensation has not been a consideration for us. The Committee has not adopted a specific policy or target for the allocation between either amounts or types of compensation. However, since our initial public offering in October 2002, the compensation we have paid to our executive officers has emphasized the use of cash rather than non-cash compensation. We have chosen to do this in order to maintain and continue our practice of having a simplified, but effective and competitive, compensation package.
Assistance of Compensation Consultants
     Although the Committee has the authority to retain, at the expense of Natural Gas Services Group, compensation consultants, the Committee has not in the past sought or relied on an outside compensation consultant to evaluate or establish the compensation we pay our executives. While the Committee believes the executive compensation we pay is fair and generally competitive within the natural gas compression industry, the Committee tends to target pay within approximately 20% of what it believes to be the industry median. This approach helps ensure that our executive compensation remains reasonable and lessens the need for an outside consultant to validate such compensation. Our Committee, nevertheless, understands the value of an outside compensation consultant, and in light of our growth over the last three years and the increased level of competition within the natural gas compression industry for attracting and retaining talented executives, is considering retaining a compensation consultant to help the Committee better evaluate our executive compensation.
Change of Control and Severance Arrangements
     Our 1998 Stock Option Plan contains change of control provisions. In addition, Mr. Taylor’s employment agreement contains change of control and severance provisions. Information regarding these provisions is provided under the caption “Potential Payments Upon Termination or Change of Control” on page 52.
Stock Ownership/Retention Guidelines
     We have not in the past had written guidelines or policy statements that required our executives to maintain specified levels of stock ownership or adhere to specified “holding” practices with regard to our common stock.
Perquisites
     General Perquisites
     We provide limited perquisites to our executives. The primary perquisites are allowing our executives a choice of receiving an automobile allowance or personal use of a company-provided automobile, and to a lesser extent, the reimbursement of dues for club memberships. In 2006, we reimbursed club membership dues to one of our executive officers, William L. Larkin, Vice President – Sales and Marketing. Mr. Larkin ceased to be employed by Natural Gas Services Group as of October 31, 2006. Although we provide Mr. Taylor with one club membership, since his use of the club is limited solely for business entertainment, we have not considered it to be a perquisite and have not valued it as such for inclusion in column (i) of the Summary Compensation Table on page 48. We do not currently have any executive officers that are reimbursed for club membership dues.
     Our executives also participate in the same medical, dental and life insurance plans as other employees. However, we pay a greater percentage of the premiums for health insurance for our executives than we do for our other employees.

Cash Payment to Chief Executive OfficerUpon Exercise of Stock Option
     As part of the negotiations with Mr. Taylor as to his compensation under his employment agreement and as an inducement to Mr. Taylor to join our employment, we agreed to make a cash payment to Mr. Taylor upon his exercise of the stock option granted to him under his employment agreement in an amount sufficient to place Mr. Taylor in the same after-tax position he would be in if the income recognized by Mr. Taylor upon his exercise of the stock option were taxed at the then applicable Federal capital gains tax rate. Mr. Taylor is responsible for all tax due with respect to this cash payment.
Limit on Deductibility of Certain Compensation
     Provisions of the Internal Revenue Code that restrict the deductibility of certain compensation over one million dollars per year have not been a factor in our considerations or recommendations. Section 162(m) of the Code currently imposes a $1 million limitation on the deductibility of certain compensation paid to specified executives. Excluded from the limitation is compensation that is “performance based.” For compensation to be performance based, it must meet certain criteria, including being based on predetermined objective standards approved by stockholders. The Committee has not taken the requirements of Section 162(m) into account in designing executive compensation. If the compensation level of any executive officer approaches $1.0 million for purposes of Section 162(m), the Committee will assess the implications of Section 162(m) and determine what action would be appropriate, which may be influenced by factors other than full tax deductibility.
COMPENSATION COMMITTEE REPORT
     The Committee has reviewed and discussed the Compensation Discussion and Analysis with management.
     Based on its review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our proxy statement for the 2007 annual meeting of stockholders.
Members of the Compensation Committee
William F. Hughes, Jr. (Chairman)
Alan A. Baker
John W. Chisholm
Rick L. Yadon

Executive Compensation
     The table below sets forth the compensation earned by our Chief Executive Officer, Stephen C Taylor, and our other named executive officers for services rendered to Natural Gas Services Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2006.
Summary Compensation Table

							Change in
							Pension Value
						Non-Equity	and
					Option	Incentive	Nonqualified
Name					Awards	Plan	Deferred	All Other
and		Salary	Bonus	Stock	($)	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	Awards ($)	(3)	(6)	Earnings	($)(7)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Stephen C. Taylor	2006	$175,350	$0	—	$215,550(4)	$87,500	—	$7,259	$485,659
Chairman, President and Chief Executive Officer

Earl R. Wait	2006	$102,769	$0	—	$0	$39,375	—	$16,490	$158,634
Vice President – Accounting

Paul D. Hensley	2006	$133,110	$0	—	$0	$50,680	—	$10,941	$194,731
Director, President of SCS

James R. Hazlett	2006	$107,715	$0	—	$0	$40,250	—	$5,623	$153,588
Vice President - Technical Services

S. Craig Rogers(1)	2006	$93,846	$0	—	$0	N/A	—	$8,074	$101,920
Vice President- Operations

William R. Larkin(2)	2006	$90,769	$0	—	$18,240 (5)	N/A	—	$13,887	$122,896
Vice President- Sales and Marketing

(1)	Mr. Rogers ceased serving as Vice President-Operations on November 10, 2006.

(2)	Mr. Larkin ceased serving as Vice President-Sales and Marketing on October 31, 2006.

(3)	The amounts in column (f) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), associated with stock option grants under our 1998 Stock Option Plan and the stock option grant to Mr. Taylor under his employment agreement and thus include amounts associated with grants made in 2006 and prior to 2006. Assumptions used to calculate these amounts are included in footnote 10 to our audited consolidated financial statements for the fiscal year ended December 31, 2006, as set forth on page F-17. There were no stock options exercised or stock awards that vested during the fiscal year ended December 31, 2006 with respect to any named executive officer.

(4)	This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), for 15,000 shares that vested on January 13, 2006 under the stock option granted to Mr. Taylor in August 2005 under his employment agreement.

(5)	This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), for 4,000 shares that vested on August 26, 2006 under the stock option granted to Mr. Larkin under our 1998 Stock Option Plan.

(6)	The amounts in column (g) reflect the cash bonus awards to the named executive officers under our IBP, which is discussed in further detail on page 44 under the caption “Short-Term Incentives – Incentive Bonus Program.”

(7)	The amounts shown in column (i) include matching contributions made by Natural Gas Services Group to each named executive officer under our 401(k) plan and the aggregate incremental cost to Natural Gas Services Group of perquisites provided to our named executive officers as follows:

		Personal Use of		Additional Incremental
		Company		Portion of Health
	Automobile	Provided	Reimbursement	Insurance Premiums
	Allowance	Automobiles	of Club Dues	Paid for Officers Only	401(k)	Total

Stephen C. Taylor	$—	$4,566	$—	$927	$1,766	$7,259
Earl R. Wait	9,000	—	—	4,581	2,909	16,490
Paul D. Hensley	—	3,464	—	2,895	4,582	10,941
James R. Hazlett	—	1,041	—	4,582	—	5,623
S. Craig Rogers	—	3,865	—	3,279	930	8,074
William R. Larkin	7,547	—	2,879	513	2,948	13,887

Total	$16,547	$12,936	$2,879	$16,777	$13,135	$62,274

Grants of Plan Based Awards
     The table below sets forth the estimated future payouts under non-equity incentive plan awards and stock option awards granted and the grant date fair value of the stock option awards.
Grants of Plan-Based Awards Table

					Estimated Future Payouts				All		Grant
					Under Equity Incentive			All	Other	Exercise	Date
					Plan Awards			Other Stock	Option	or	Fair
								Awards:	Awards:	Base	Value
		Estimated Future						Number	Number	Price	of
		Payouts Under Non-Equity						of Shares	of Securities	of	Stock and
		Incentive Plan Awards(1)						of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Option	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(2)	($/Sh)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Stephen C. Taylor	11/21/06	—	—	—	—	—	—	—	15,000	$14.22	$108,150
	N/A	—	$105,000	$105,000	—	—	—	—	—	—	—

Earl R. Wait	11/21/06	—	—	—	—	—	—	—	5,000	$14.22	$36,050
	N/A	—	$39,375	$39,375	—	—	—	—	—	—	—

Paul D. Hensley	N/A	—	$50,680	$50,680	—	—	—	—	—	—	—

James R. Hazlett	N/A	—	$40,250	$40,250	—	—	—	—	—	—	—

S. Craig Rogers.	N/A	—	—	—	—	—	—	—	—	—	—

William R. Larkin	N/A	—	—	—	—	—	—	—	—	—	—

(1)	No amounts are shown in column (c) because there is no minimum bonus amount under our Incentive Bonus Program. The amounts shown in column (d) reflect the product of the target award opportunity for each executive under our Incentive Bonus Program, times the executive’s base salary and are based on the assumption that all three components of the company financial objective portion of the IBP (total revenues, EBITDA and net income before taxes) will be met and each executive will receive the full amount of the individual performance portion of the IBP. The amounts shown in column (e) match the amounts shown in column (d) because there are no circumstances under which any executive would be entitled to a cash bonus award under the Incentive Bonus Program that exceeds the target amount. These amounts are based on each executive’s current salary and position.

(2)	All of the awards reflected in column (j) were made under our 1998 Stock Option Plan.
Incentive Cash Bonus Program
     Our Incentive Cash Bonus Program or, the “IBP,” provides for annual non-equity incentive based compensation in the form of cash bonuses to our executive officers. Our Compensation Committee or, the “Committee,” administers and determines from year to year the executives that are eligible to participate in the IBP. The Committee establishes target award opportunities for the executives eligible to participate in the plan. These target award opportunities are expressed as a percentage of an executive’s base salary. An executive’s target award opportunity is the maximum cash bonus an executive is eligible to receive in any one year under the IBP.
     The Committee establishes annual target levels for Natural Gas Services Group’s total revenues, EBITDA and net income before taxes and assigns a weight of 30% to each of these components. The executive’s individual performance is assigned a weight of 10%. If during the year Natural Gas Services Group achieves all of the target levels established by the Committee for total revenues, EBITDA and net income before taxes, and it is determined by the Committee that an executive is entitled to the full 10% weight assigned to individual performance, the executive is entitled to receive the maximum cash bonus amount for the executive for that year. If any one of the target levels is not met or it is determined that an executive is not entitled to the full 10% weight assigned to individual performance, the cash bonus award for the executive is reduced accordingly. More information regarding the IBP and the calculation of awards is provided under the caption “Short-Term Incentives – Incentive Cash Bonus Program” on page 44.
1998 Stock Option Plan
     Our 1998 Stock Option Plan provides for the issuance of stock options to purchase up to 550 thousand shares of our common stock. The purpose of this plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide long-term incentives to employees and consultants and to promote the long-term growth and success of our business. The plan is administered by the Compensation Committee of the Board of Directors. At its discretion, the Compensation Committee may determine the persons to whom stock options may be granted and the terms upon which options will be granted. In addition, the Compensation Committee may interpret the plan and may adopt, amend and rescind rules and regulations for its administration. Option awards are granted with an exercise price equal to the closing price of our common stock at the date of grant and generally vest based on three years of continuous service and have ten-year contractual terms.
     On June 20, 2006, the 1998 Stock Option Plan was amended and approved by our stockholders. The number of shares of common stock authorized for issuance under the 1998 Plan was increased from 150 thousand to 550 thousand. The last date that grants could be made was extended from December 17, 2008 to March 1, 2016. The exercise price of incentive stock options granted to employees who do not own more that 10% of our common stock was changed from not less than 140% of the fair market value per share of our common stock on the date of grant to not less than 100% of the fair market value of our common stock on the date of grant. A provision allowing the Committee to increase, without stockholder approval, the number of shares of stock subject to the 1998 Plan from 150 thousand shares to 400 thousand shares was eliminated. Also eliminated was a provision allowing the Committee, in its sole discretion, to provide an optionee with the right to exchange, in a cashless transaction, all or part of a stock option for shares of our common stock on terms and conditions determined by the Committee.

     At March 12, 2007, stock options to purchase a total of 158 thousand shares of our common stock were outstanding under the 1998 Stock Option Plan, which includes 15 thousand shares underlying stock options granted on December 29, 2006 to our six non-employee Directors under the compensation arrangements described under the caption “Compensation of Directors” on page 55. As described under the caption “Compensation Agreements with Management” on page 56, one additional stock option to purchase 45 thousand shares of common stock, which was not granted under the 1998 Stock Option Plan, and which was granted on August 26, 2005 without stockholder approval, was also outstanding at that same date.
     A total of 360 thousand shares of common stock were available at December 31, 2006 for future grants of stock options under the 1998 Stock Option Plan.
Outstanding Equity Awards at Fiscal Year-End
     The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2006 for our Chief Executive Officer, Stephen C. Taylor, and each other named executive officer.
Outstanding Equity Awards at Fiscal Year-End Table

					Stock Awards
								Equity
							Equity	Incentive Plan
					Number	Market	Incentive Plan	Awards:
	Option Awards				of	Value of	Awards:	Market or
	Number of	Number of			Shares	Shares of	Number of	Payout Value
	Securities	Securities			that	Stock	Unearned	of Unearned
	Underlying	Underlying			Have	that	Shares or	Shares or
	Unexercised	Unexercised	Option	Option	Not	Have	Other Rights	Other Rights
	Options (#)	Options (#)	Exercise	Expiration	Vested	Not	that Have	that Have
Name	Exercisable	Unexercisable	Price	Date	(#)	Vested	Not Vested	Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Stephen C. Taylor	15,000	30,000	$9.22	8/06/2015	—	—	—	—
	—	15,000	$14.22	11/21/2016

Earl R. Wait	15,000	—	$3.25	4/12/2012	—	—	—	—
	—	5,000	$14.22	11/21/2016

Paul D. Hensley	—	—	—		—	—	—	—

James R. Hazlett	—	—	—		—	—	—	—

S. Craig Rogers(1)	12,000	—	$3.25	2/08/2007	—	—	—	—

William R. Larkin(2)	4,000	—	$7.50	1/29/2007	—	—	—	—

(1)	Before leaving our employment, Mr. Rogers held a fully-vested stock option to purchase 12,000 shares of our common stock. The expiration date of Mr. Rogers’ stock option was April 12, 2012; however, under our 1998 Stock Option Plan, upon Mr. Rogers’ departure from our employment, the stock option became subject to an accelerated ninety-day expiration period. This accelerated expiration period was February 8, 2007 and Mr. Rogers exercised his stock option in full on January 26, 2007.

(2)	Before leaving our employment, Mr. Larkin owned a stock option to purchase 8,000 shares of our common stock, 4,000 of which had vested. The expiration date of Mr. Larkin’s stock option was August 26, 2014; however, under 1998 Our Stock Option Plan, the unvested portion of the stock option (4,000 shares) immediately expired and the vested portion (4,000 shares) became subject to an accelerated ninety-day expiration period. This accelerated expiration period was January 29, 2007 and Mr. Larkin exercised his stock option with respect to the vested portion on January 26, 2007.

Potential Payments Upon Termination or Change of Control
     Our 1998 Stock Option Plan contains “change of control” provisions. These provisions are designed to provide some assurance that we will be able to rely upon each executive’s services and advice as to the best interests of Natural Gas Services Group and our stockholders without concern that the executive might be distracted by the personal uncertainties and risks created by any proposed or threatened change of control and to promote continuity of our executive team.
     Under our stock option plan, the Committee may adjust the stock options held by our executives upon the occurrence of a change of control. With this authority, the Committee may in its discretion elect to accelerate the vesting of any stock options that were not fully vested and allow for the exercise of such options as to all shares of stock subject thereto.
     Mr. Taylor and Mr. Wait are our only executive officers that hold stock options granted under our stock option plan that have not fully vested. Mr. Taylor holds an option to purchase 15,000 shares of stock, none of which had vested as of December 31, 2006. Mr. Wait holds two stock options to purchase our common stock, one covering 15,000 shares and the other covering 5,000 shares. As of December 31, 2006, Mr. Wait’s option to purchase 15,000 shares had fully vested and none of the shares underlying the option to purchase 5,000 shares had vested. The stock options held by Mr. Taylor and Mr. Wait and the exercise price for each of the options are set forth in the “Outstanding Equity Awards at Fiscal Year-End” table on page 51.
     Mr. Taylor’ option to purchase 15,000 shares of stock and Mr. Wait’s option to purchase 5,000 shares, each having an exercise price of $14.22 per share, could have become fully exercisable on December 31, 2006 assuming a change of control were to have occurred on that date. In this event, Mr. Taylor would have had to pay approximately $213 thousand and Mr. Wait would have had to pay approximately $71 thousand to purchase the shares. The closing price of our common stock on December 31, 2006, was $13.90 per share. Accordingly, at December 31, 2006, the aggregate value of the shares covered by Mr. Taylor’s and Mr. Wait’s options were approximately $209 thousand and $70 thousand, respectively, and both Mr. Taylor’s and Mr. Wait’s options were “out-of-the money.” As a result, at December 31, 2006, and assuming the vesting of the options had been accelerated by the Compensation Committee, there was no potential for Mr. Taylor or Mr. Wait to realize any immediate value upon exercise of their respective options at such date.
Change of Control and Severance Arrangements- Stephen C. Taylor’s Employment Agreement
     As described under “Employment Agreements” on page 45 and under “Compensation Agreements With Management” on page 56, we have written employment agreements with three of our executive officers: Stephen C. Taylor, our Chief Executive Officer, Paul D. Hensley, President of SCS and a Director, and James R. Hazlett, Vice-President-Technical Services. Mr. Taylor’s employment agreement contains change of control and severance provisions. These provisions were included in Mr. Taylor’s employment agreement as part of our negotiations with Mr. Taylor as to the terms of his employment and as an inducement for Mr. Taylor to join Natural Gas Services Group. The change of control and severance provisions are designed to promote stability and continuity with respect to Mr. Taylor’s employment as our Chief Executive Officer and President. Our employment agreements with Messrs. Hensley and Hazlett do not contain change of control or severance provisions.
     Mr. Taylor’s employment agreement provides that he is entitled to certain severance benefits if his employment is terminated as the result of a “fundamental change” or for any other reason, but excluding the following:
•	for “cause”;

•	the mental or physical incapacity or inability of Mr. Taylor to perform his duties for a period of 120 or more consecutive days or for multiple periods totaling 180 or more days during any twelve-month period;

•	the death of Mr. Taylor; or

•	the voluntary retirement or resignation of Mr. Taylor.

     Generally, a “fundamental change” is defined in Mr. Taylor’s employment agreement as the occurrence of any of the following:
•	the dissolution, merger or consolidation of Natural Gas Services Group;

•	the sale of all or substantially all of the assets of Natural Gas Services Group;

•	the recapitalization or any other type of transaction which results in 51% or more of the common stock of Natural Gas Services Group being changed into, or exchanged for, different securities of Natural Gas Services Group, or other securities in other entities; or

•	any change in the duties, functions, responsibilities or authority of Mr. Taylor or any decrease in his base salary.
     The severance benefits provided to Mr. Taylor upon the occurrence of a fundamental change include:
•	a single lump sum cash payment equal to 200% of his base salary;

•	immediate vesting of all unvested stock options;

•	continued health care and insurance benefits and premium payments for a period of 18 months from the date of termination;

•	bonuses or individual incentive compensation not yet paid but earned prior to the year of termination;

•	bonuses or individual incentive compensation earned during the fiscal year, prorated to reflect the date of termination; and

•	immediate vesting of 100% of all other compensation plans or bonus or incentive plans that Mr. Taylor contributed to at the date of termination, except to the extent covered by the benefits listed above.
     In connection with this employment agreement, Mr. Taylor was granted a stock option to purchase 45,000 shares of our common stock at an exercise price of $9.22 per share. Unlike his employment agreement, the stock option agreement provides that upon the occurrence of a fundamental change (without the termination of Mr. Taylor) or the termination of Mr. Taylor as a result of his incapacity or inability to perform his duties, the voluntary retirement or resignation of Mr. Taylor, or the death of Mr. Taylor, the stock option vests in full on the date immediately prior to the effective date of the occurrence of any of these events. These provisions were negotiated by Mr. Taylor and us and were included in Mr. Taylor’s compensation package as an additional inducement for him to join our employment.
     The table below shows the potential payments to Mr. Taylor under the change of control and severance provisions contained in his employment agreement and the stock option agreement entered into in connection with his employment agreement. The potential payments are based on Mr. Taylor’s salary level and compensation package as of December 31, 2006, and the assumption that the change of control or severance event occurred on December 31, 2006.

Chief Executive Officer Potential Payments Table

Potential Payments		Termination	Voluntary		Incapacity
and other Benefits		Upon	Resignation		or Inability		Termination
upon a Change of	Fundamental	Fundamental	or		to Perform	Termination	Without
Control or Severance	Change	Change	Retirement	Death	Duties	for Cause	Cause

Compensation:
Salary	—	$350,000	—	—	—	—	$350,000
Short-Term Incentive Compensation-Cash Bonus Under IBP	—	$87,500	—	—	—	—	$87,500
Long-Term Incentive Stock Option Grants	$215,550	$215,550	$215,550	$215,550	$215,550	—	$215,550
Benefits:
401(k) Plan	—	$8,583	—	—	—	—	$8,583
Medical Benefits	—	$5,209	—	—	—	—	$5,209
Life Insurance Benefits	—	$1,135	—	—	—	—	$1,135
Other	—	—	—	—	—	—

Total	$215,550	$667,977	$215,550	$215,550	$215,550	—	$667,977

Compensation of Directors
Director Compensation Table
     The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal year ended December 31, 2006.

					Change in
					Pension Value
	Fees			Non-Equity	and
	Earned			Incentive	Nonqualified	All
	Or	Stock	Option	Plan	Deferred	Other
	Paid	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(3)(4)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Charles G. Curtis	$12,500	—	$34,750	—	—	—	$47,250
Gene A. Strasheim(1)	$17,500	—	$34,750	—	—	—	$52,250
William F. Hughes	$12,500	—	$34,750	—	—	—	$47,250
Richard L. Yadon	$12,500	—	$34,750	—	—	—	$47,250
Alan A. Baker	$12,500	—	$34,750	—	—	—	$47,250
John W. Chisholm(2)	$3,750	—	$34,750	—	—	—	$38,500

(1)	Mr. Strasheim served as the Chairman of the Audit Committee in 2006, and as a result, he received in additional cash fee of $1,250 per quarter.

(2)	Effective December 19, 2006, the Board of Directors voted to increase the number of Directors constituting our Board of Directors from seven to eight and appointed Mr. Chisholm to fill the vacancy created by the increase in the number of Directors.

(3)	On December 29, 2006, each of our non-employee Directors was granted a stock option to purchase 2,500 shares of common stock at an exercise price of $13.90 per share, the closing price of our common stock on December 29, 2006. Initially, the stock options were exercisable for a term of ten years from the date of grant. On January 15, 2007, the Compensation Committee unanimously consented to an amendment to the stock options, making the stock options exercisable for a term of ten years from January 1, 2007, rather than from the date of grant.

(4)	The amounts set forth in column (d) represent the dollar amounts we recognized for financial statement reporting purposes for 2006 in accordance with FAS 123R with respect to the stock options granted to our non-employee Directors. The grant date fair value, as calculated in accordance with FAS 123R, for the stock options granted to our non-employee Directors in 2006 was $38 thousand per option.
Compensation of Directors
     We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting compensation for our Directors, we consider the substantial amount of time that Directors expend in fulfilling their duties to Natural Gas Services Group and our stockholders, as well as the skill-sets required to fulfill these duties.
Cash Compensation Paid to Directors
     We pay our non-employee Directors a quarterly cash fee for their attendance at each meeting at our Board of Directors. Up until July 1, 2006, the quarterly cash fee payable to our non-employee Directors equaled $2,500 per quarter. On June 21, 2006, our Board of Directors approved an increase in the cash fee payable to our non-employee Directors. Effective July 1, 2006, the quarterly cash fee payable to our non-employee Directors was increased from $2,500 to $3,750 per quarter.

     In addition, the Chairman of the Audit Committee is entitled to an additional quarterly cash fee of $1,250.
Equity Based Compensation Paid to Directors
     Each non-employee Director is entitled to receive an annual stock option covering 2,500 shares of our common stock for their services as a Director. The options granted to our non-employee Directors are granted under our 1998 Stock Option Plan.
     Directors who are employees of Natural Gas Services Group do not receive any compensation for their services as Directors.
Other
     All Directors are reimbursed for expense incurred in connection with attending meetings.
     Natural Gas Services Group provides liability insurance for its directors and officers. The cost of this coverage for 2006 was approximately $129 thousand.
     We do not offer non-employee Directors travel accident insurance, life insurance or a pension or retirement plan.
Compensation Agreements with Management
     On August 24, 2005, we entered into a three year employment agreement with Stephen C. Taylor to serve as our President and Chief Executive Officer. The employment agreement provides for an annual base salary of $155 thousand; an annual bonus of up to 50% of Mr. Taylor’s annual base salary; four weeks of vacation each year; a vehicle allowance; moving expense reimbursement of up to $20 thousand; reimbursement for three monthly mortgage payments made by Mr. Taylor for his prior residence in Houston, Texas; and standard medical and other benefits provided to all of our employees. The agreement contains provisions restricting the use of confidential information, requiring that business opportunities and intellectual property developed by Mr. Taylor become our property; and prohibiting Mr. Taylor from competing with us during his employment and for the two years following the date he ceases to be employed by us within the areas consisting of Midland and Ector Counties, Texas, Tulsa County, Oklahoma and all adjacent counties. The agreement is subject to termination upon certain “fundamental changes;” the death or mental or physical incapacity or inability of Mr. Taylor; the voluntary resignation or retirement of Mr. Taylor; or the termination of Mr. Taylor’s employment for “cause”, within the meaning of the agreement. If Mr. Taylor’s employment is terminated as the result of a fundamental change or other than for cause, he is entitled to receive a single lump sum cash payment equal to 200% of his base salary. As an inducement to obtain Mr. Taylor’s services, we also agreed to grant to Mr. Taylor a stock option to purchase 45 thousand shares of common stock. We granted the option to Mr. Taylor, without stockholder approval, on August 24, 2005. The option is exercisable in three equal annual installments, commencing on January 13, 2006. The exercise price of the options is $9.22, the fair market value of our common stock on January 13, 2005, the date we initially hired Mr. Taylor. The option expires ten years from the date of grant. Mr. Taylor’s base salary increased to $210 thousand on January 15, 2007.
     When we acquired SCS on January 3, 2005, Paul D. Hensley, one of the former stockholders of SCS, entered into a three year employment agreement with SCS to serve as the President of SCS. Mr. Hensley is also currently a director of SCS and a Director of Natural Gas Services Group, Inc. The employment agreement provides for an initial annual base salary in the amount of $126,700 and participation by Mr. Hensley in our employee benefit plans as in effect from time to time. The agreement also contains provisions restricting the use of confidential information; requiring that business opportunities and intellectual property developed by Mr. Hensley become the property of SCS; and prohibiting Mr. Hensley from competing with us within an area consisting of Tulsa County, Oklahoma and all adjacent counties. The agreement may be terminated by us for “cause”, within the meaning of the agreement, and automatically terminates upon the occurrence of any “fundamental change” with respect to SCS or Natural Gas Services Group. The agreement also automatically terminates upon the death, voluntary resignation or retirement of Mr. Hensley or the inability of Mr. Hensley to perform his duties for a consecutive period of 120 days or a non-consecutive period of 180 days during any twelve month period.

     On January 3, 2005, James R. Hazlett, one of the former stockholders of SCS, also entered into a three year employment agreement with SCS to continue in his position as a Vice President of SCS. In June 2005, Mr. Hazlett also became Vice President-Technical Services of Natural Gas Services Group. The employment agreement provides for an initial annual base salary in the amount of $105 thousand and participation by Mr. Hazlett in our employee benefit plans. The agreement contains provisions restricting the use of confidential information; requiring that business opportunities and intellectual property developed by Mr. Hazlett becomes the property of SCS; and prohibiting Mr. Hazlett from competing with us within an area consisting of Tulsa County, Oklahoma and all adjacent counties. The agreement may be terminated by us for “cause”, within the meaning of the agreement, and automatically terminates upon the occurrence of any “fundamental change” with respect to SCS or Natural Gas Services Group. The agreement also automatically terminates upon the death, voluntary resignation or retirement of Mr. Hazlett or the inability of Mr. Hazlett to perform his duties for a consecutive period of 120 days or a non-consecutive period of 180 days during any twelve month period. Mr. Hazlett’s base salary increased to $115 thousand on December 1, 2006.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 12, 2007, the beneficial ownership of our common stock (i) by each of our directors and executive officers; (ii) by all of our executive officers and directors as a group; and (iii) by all persons known by us to beneficially own more than five percent of our common stock.

Name and Address	Amount and Nature		Percent
of	of		of
Beneficial Owner	Beneficial Ownership(1)		Class
Charles G. Curtis	76,357	(2)	*
William F. Hughes	202,000	(3)	1.67%
Gene A. Strasheim	11,000	(4)	*
Stephen C. Taylor	31,000	(5)	*
Richard L. Yadon	278,683	(6)	2.31%
Paul D. Hensley	326,829	(7)	2.71%
Alan A. Baker	2,500	(8)	*
John Chisholm	2,500	(9)	*
Earl R. Wait	45,870	(10)	*
James R. Hazlett	51,976	(11)	*
Westcliff Capital Management, LLC	927,150	(12)	7.68%
Keeley Asset Management Corp.	755,000	(13)	6.26%
Wellington Management Company, LLP	1,328,000	(14)	11.01%
All directors and executive officers as a group (10 persons)	1,028,715	(15)	8.46%

*	Less than one percent

(1)	The number of shares listed includes all shares of common stock owned by, or which may be acquired within 60 days of March 12, 2007 upon the exercise of warrants and options held by the stockholder (or group). Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission. As of March 12, 2007, none of the shares of common stock owned by our officers and directors had been pledged as collateral to secure repayment of loans.

(2)	Includes 12,500 shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Curtis’ address is 1 Penrose Lane, Colorado Springs, Colorado 80906.

(3)	Includes 190,500 shares indirectly owned by Mr. Hughes through the William and Cheryl Hughes Family Trust and 10 thousand shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. and Mrs. Hughes are co-trustees of the William and Cheryl Hughes Family Trust and have shared voting and investment powers with respect to the shares held by the trust. Mr. and Mrs. Hughes are beneficiaries of the trust along with their two children. Mr. Hughes’ address is 42921 Normandy Lane, Lancaster, California 93536.

(4)	Includes 7,500 shares that may be acquired upon exercise of stock options granted under our 1998 Stock Option Plan. Mr. Strasheim’s address is 165 Huntington Place, Colorado Springs, Colorado 80906.

(5)	Includes 30,000 shares that may be acquired upon exercise of a stock option granted to Mr. Taylor as an inducement for his employment. Mr. Taylor’s address is 2911 South County Road 1260, Midland, Texas 79706.

(6)	Includes 10,000 shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Yadon’s address is 4444 Verde Glen Ct., Midland, Texas 79707.

(7)	Mr. Hensley’s address is 3005 N. 15th Street, Broken Arrow, Oklahoma 74012.

(8)	All of such shares may be acquired upon exercise of a stock option granted under our 1998 Stock Option Plan. Mr. Baker’s address is 2702 Briar Knoll Ct., Sugar Land, Texas 77479.

(9)	All of such shares may be acquired upon exercise of a stock option granted under our 1998 Stock Option Plan. Mr. Chisholm’s address is 539 Green Isle Beach, Montgomery, Texas 77356

(10)	Includes 15,000 shares that may be acquired upon exercise of a stock option granted under our 1998 Stock Option Plan. Mr. Wait’s address is 2911 South County Road 1260, Midland, Texas 79706.

(11)	Mr. Hazlett’s address is 2911 South County Road 1260, Midland, Texas 79706.

(12)	As reported in Schedule 13G filed with the Securities and Exchange Commission on February 6, 2007, Westcliff Capital Management, LLC has shared voting and dispositive powers with respect to such shares. Westcliff, as investment manager of various client accounts, and Richard S. Spencer III, as Westcliff’s manager and majority owner, may be deemed to beneficially own the stock owned by such accounts, in that they may be deemed to have the power to direct the voting or disposition of that stock.

(13)	As reported in Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007, Keeley Asset Management Corp., an investment adviser, and Keeley Small Cap Value Fund, Inc., an investment company, have shared voting and dispositive powers with respect to such shares.

(14)	As reported in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007, Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own such shares and has shared voting powers with respect to 758,000 shares and shared dispositive powers with respect to 1,328,000 shares.

(15)	Includes 90,000 shares of common stock that may be acquired upon the exercise of stock options.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
     Under terms of the Stock Purchase Agreement, we appointed Mr. Hensley as a Director of Natural Gas in January, 2005 to fill a vacancy existing on its Board of Directors, to hold office until the 2005 annual meeting of stockholders. Mr. Hensley was elected as a Director at the annual meeting of stockholders held in June 2005.

     Based on Mr. Hensley’s pro rata ownership of SCS, he received $5.6 million in cash; 426,829 shares of Natural Gas Services Group common stock; and a promissory note issued by Natural Gas Services Group in the principal amount of $2.1 million, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the initial aggregate face amount of $1.4 million. Mr. Hazlett received $800 thousand in cash; 60,976 shares of Natural Gas Services Group common stock; and a promissory note in the principal amount of $300 thousand, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the initial aggregate face amount of $200 thousand. Mr. Vohjesus received $1.6 million thousand in cash 121,951 shares of Natural Gas Services Group common stock; and a promissory note in the principal amount of $600 thousand, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the initial aggregate face amount of $400 thousand. The promissory notes are payable in three equal annual installments, with the first installment due and payable on January 3, 2006. Subject to the consent of the holder of each respective note, principal payments may be made by Natural Gas Services Group in shares of common stock valued at the average daily closing prices of the common stock on the American Stock Exchange for the twenty consecutive trading days commencing thirty days before the due date of the principal payment, or by combination of cash and shares of common stock. On January 3, 2006, Mr. Hensley received $700 thousand in principal and $84 thousand in interest; Mr. Hazlett received $100 thousand in principal and $12 thousand in interest; and Mr. Vohjesus received $200 thousand in principal and $24 thousand in interest. On January 3, 2007, Mr. Hensley received $700 thousand in principal and $56 thousand in interest; Mr. Hazlett received $100 thousand in principal and $8 thousand in interest; and Mr. Vohjesus received $200 thousand in principal and $16 thousand in interest.
     Excluding accrued and unpaid interest, at March 12, 2007, we were indebted to Mr. Hensley in the aggregate principal amount of $700 thousand, which is secured by a letter of credit in the amount of $700 thousand; we were indebted to Mr. Hazlett in the aggregate principal amount of $100 thousand, which is secured by a letter of credit in the amount of $100 thousand; and we were indebted to Mr. Vohjesus in the aggregate principal amount of $200 thousand, which is secured by a letter of credit in the amount of $200 thousand.
     Under terms of a Stockholders’ Agreement entered into as required by the Stock Purchase Agreement, for a period of two years following the closing, each of Messrs. Hensley, Hazlett and Vohjesus had the right, subject to certain limitations, to include or “piggyback” the shares of common stock he received in the transaction in any registration statement we filed with the Securities and Exchange Commission. The Stockholders’ Agreement also provides that Messrs. Hensley, Hazlett and Vohjesus will not for a period of three years acquire or agree, offer, seek or propose to acquire beneficial ownership of any assets or businesses or any additional securities issued by us, or any rights or options to acquire such ownership; contest any election of directors by the stockholders of Natural Gas Services Group; or induce or attempt to induce any other person to initiate any stockholder proposal or a tender offer for any of our voting securities; or enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the foregoing.
Director Independence
     Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of our business through discussions with Mr. Taylor, our Chairman of the Board, Chief Executive Officer and President, and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. Four non-employee directors, Charles G. Curtis, William F. Hughes, Jr., Gene A. Strasheim and Richard L. Yadon, served on our Board of Directors throughout fiscal year 2006, and two other non-employee directors, Alan A. Baker and John W. Chisholm, served as directors for a portion of the year.
     Messrs. Curtis, Hughes, Strasheim, Yadon, Baker and Chisholm have been determined to meet the definition of an “independent director” under rules of the American Stock Exchange, the independence standards applicable to us. These determinations are based primarily on responses of the Directors to questions regarding employment and compensation history, affiliations and family and other relationships, comparisons of the independence criteria under the AMEX rules to the particular circumstances of each Director and on discussions among the Directors.
     In considering and determining the independence of Mr. Curtis and Mr. Yadon, the Audit Committee reviewed and took into account their exercise of warrants as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Sale of Unregistered Securities” on page 18 of this Annual Report on Form 10-K.

Procedures for Reviewing Certain Transactions
     On March 7, 2007, we adopted a written policy for the review, approval or ratification of related party transactions. All of our officers, directors and employees are subject to the policy. Under this policy, the Audit Committee will review all related party transactions for potential conflict of interest situations. Generally, our policy defines a “related party transaction” as a transaction in which we are a participant and in which a related party has an interest. A “related party” is:
•	a director, officer or employee of Natural Gas Services or a nominee to become a director;

•	an owner of more than 5% of our outstanding common stock;

•	certain family members of any of the above persons; and

•	any entity in which any of the above persons is employed or is a partner or principal or in which such person has a 5% or greater ownership interest.
Approval Procedures
     Before entering into a related party transaction, the related party or the department within Natural Gas Services responsible for the potential transaction must notify the Chief Executive Officer or the Audit Committee of the facts and circumstances of the proposed transaction. If the amount involved is equal to or less than $100 thousand, the proposed transaction will be submitted to the Chief Executive Officer. If the amount involved exceeds $100 thousand, the proposed transaction will be submitted to the Audit Committee. Matters to be submitted will include:
•	the related party’s relationship to Natural Gas Services and interest in the transaction;

•	the material terms of the proposed transaction;

•	the benefits to Natural Gas Services of the proposed transaction;

•	the availability of other sources of comparable properties or services; and

•	whether the proposed transaction is on terms comparable to terms available to an unrelated third party or to employees generally.
     The Chief Executive Officer or the Audit Committee, as applicable, will then consider all of the relevant facts and circumstances available, including the matters described above and, if applicable, the impact on a director’s independence. Neither the Chief Executive Officer nor any member of the Audit Committee is permitted to participate in any review, consideration or approval of any related party transaction if such person or any of his or her immediate family members is the related party. After review, the Chief Executive Officer or the Audit Committee, as applicable, may approve, modify or disapprove the proposed transaction. Only those related party transactions that are in, or are not inconsistent with, the best interests of Natural Gas Services and its stockholders will be approved.
Ratification Procedures
     If an officer or director of Natural Gas Services becomes aware of a related party transaction that has not been previously approved or ratified by the Chief Executive Officer or the Audit Committee then, if the transaction is pending or ongoing, the transaction must be submitted, based on the amount involved, to either the Chief Executive Officer or the Audit Committee and the Chief Executive Officer or the Audit Committee will consider the matters described above. Based on the conclusions reached, the Chief Executive Officer or the Audit Committee will evaluate all options, including ratification, amendment or termination of the related party transaction. If the transaction is completed, the Chief Executive Officer or the Audit Committee, as applicable, will evaluate the transaction, taking into account the same factors as described above, to determine if rescission of the transaction or any disciplinary action is appropriate, and will request that we evaluate our controls and procedures to determine the reason the transaction was not submitted to the Chief Executive Officer or the Audit Committee for prior approval and whether any changes to the procedures are recommended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Our principal accountant for the fiscal years ended December 31, 2006 and 2005 was Hein & Associates LLP.
Audit Fees
     The aggregate fees billed for professional services rendered by Hein & Associates LLP for the audit of our financial statements for our fiscal years ended December 31, 2006 and 2005 and the review of the financial statements on Forms 10-Q and 10-QSB, respectively, for the fiscal quarters in such fiscal years were approximately $265 thousand and $177 thousand, respectively. These fees also include update audit procedures performed by Hein & Associates LLP for the issuance of consents for the inclusion of audit opinions in various registration statements we filed with the Securities and Exchange Commission during these years and consultation regarding Sarbanes-Oxley internal controls implementation.
Audit Related Fees
     The aggregate fees billed for assurance and related services by Hein & Associates LLP during our fiscal years ended December 31, 2006 and 2005 were approximately $50 thousand and $155 thousand, respectively. These fees were mainly related to the audits for the acquisition of SCS, procedures performed in connection with a registration statement on Form S-1 filed with the Securities and Exchange Commission.
Tax Fees
     We were not billed by Hein & Associates LLP for any tax services during the year ended December 31, 2005 or December 31, 2006.
All Other Fees
     No other fees were billed by Hein & Associates LLP, during our fiscal years ended December 31, 2005 and 2006, other than as described above.
Audit Committees Pre-Approval Policies and Procedures
     As of December 31, 2006 our Audit Committee had not established pre-approval policies and procedures for the engagement of our principal accountant to render audit or non-audit services. However, in accordance with Section 10A(i) of the Exchange Act, our Audit Committee, as a whole, approves the engagement of our principal accountant prior to the accountant rendering audit or non-audit services.
     Certain rules of the Securities and Exchange Commission provide that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, subject, however, to a de minimus exception contained in the rules. The Audit Committee pre-approved all services provided by Hein & Associates LLP in 2006 and the de minimus exception was not used.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
(a)(1) and (a)(2) Financial Statement and Financial Statement Schedules
For a list of Consolidated Financial Statements and Schedules, see “Index to
Financial Statements” on page F-1, and incorporated herein by reference.
(a)(3) Exhibits
See Item 15(b) below.
(b) Exhibits:
A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005) Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.14, 10.15, 10.16, 10.23, 10.24, 10.26 and 10.27)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

10.2	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

Exhibit No.	Description
10.5	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

10.9	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.10	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.11	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.12	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.13	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.14	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.15	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.16	Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.17	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.18	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

Exhibit No.	Description
10.19	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.20	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.21	Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission January 6, 2006)

10.22	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

10.23	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.24	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.25	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.26	Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.27	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.28	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.29	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.30	Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

Exhibit No.	Description
21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2007	NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor

Stephen C. Taylor, Chairman of the Board,
President and Chief Executive Officer (Principal
Executive Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen C. Taylor Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer	March 12, 2007

/s/ Earl R. Wait Earl R. Wait	Vice President – Accounting (Principal Financial Officer)	March 12, 2007

/s/Charles G. Curtis Charles G. Curtis	Director	March 12, 2007

/s/William F. Hughes, Jr. William F. Hughes, Jr.	Director	March 12, 2007

/s/Richard L. Yadon Richard L. Yadon	Director	March 12, 2007

/s/Paul D. Hensley Paul D. Hensley	Director	March 12, 2007

/s/Gene A. Strasheim Gene A. Strasheim	Director	March 12, 2007

/s/Alan A. Baker Alan A. Baker	Director	March 12, 2007

John W. Chisholm	Director	March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Natural Gas Services Group, Inc.
     We have audited the consolidated balance sheets of Natural Gas Services Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Natural Gas Services Group, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 12, 2007

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,271	$4,391
Short-term investments	—	25,052
Trade accounts receivable, net of doubtful accounts of $75 and $110, respectively	6,192	8,463
Inventory, net of allowance for obsolescence of $361 and $347, respectively	14,723	16,943
Prepaid expenses and other	456	321

Total current assets	24,642	55,170

Rental equipment, net of accumulated depreciation of $7,598 and $11,320, respectively	41,201	59,866
Property and equipment, net of accumulated depreciation of $2,458 and $3,679, respectively	6,424	6,714
Goodwill, net of accumulated amortization of $325	10,039	10,039
Intangibles, net of accumulated amortization of $492 and $819, respectively	3,978	3,650
Other assets	85	113

Total assets	$86,369	$135,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$5,680	$4,442
Line of credit	300	—
Accounts payable and accrued liabilities	4,917	4,914
Current income tax liability	207	1,056
Deferred income	103	225

Total current liabilities	11,207	10,637

Long term debt, less current portion	20,225	12,950
Subordinated notes, less current portion	2,000	1,000
Deferred income tax payable	7,247	9,764
Commitments (Note 11) Stockholders’ equity:
Common stock, 30,000 shares authorized, par value $0.01; 9,022 and 12,046 shares issued and outstanding, respectively	90	120
Additional paid-in capital	34,667	82,560
Retained earnings	10,933	18,521

Total stockholders’ equity	45,690	101,201

Total liabilities and stockholders’ equity	$86,369	$135,552

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2004	2005	2006
Revenue:
Sales, net	$3,593	$30,278	$38,214
Service and maintenance income	1,874	2,424	979
Rental income	10,491	16,609	23,536

Total revenue	15,958	49,311	62,729
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	2,556	23,331	29,629
Cost of service, exclusive of depreciation stated separately below	1,357	1,479	735
Cost of rental, exclusive of depreciation stated separately below	3,038	6,528	8,944
Selling expenses	875	1,034	1,273
General and administrative	1,777	3,856	3,997
Depreciation and amortization	2,444	4,224	6,020

Total operating costs and expenses	12,047	40,452	50,598

Operating income	3,911	8,859	12,131

Other income (expense):
Interest expense	(838)	(1,997)	(1,646)
Other income	1,441	199	1,390

Total other income (expense)	603	(1,798)	(256)

Income before provision for income taxes	4,514	7,061	11,875

Provision for income taxes:
Current	20	207	1,743
Deferred	1,120	2,408	2,544

Total income tax expense	1,140	2,615	4,287

Net income	3,374	4,446	7,588
Preferred dividends	53	—	—

Income available to common stockholders	$3,321	$4,446	$7,588

Earnings per common share:
Basic	$0.59	$0.59	$0.67

Diluted	$0.52	$0.52	$0.66

Weighted average common shares outstanding:
Basic	5,591	7,564	11,405
Diluted	6,383	8,481	11,472
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2005 and 2006
(amounts in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCES, January 1, 2004	344	$4	5,031	$50	$11,205	$3,166	$14,425
Exercise of common stock options and warrants	—	—	80	1	245	—	246
Conversion of preferred stock to common stock	(344)	(4)	344	4	—	—	—
Transaction costs of private placement of common stock	—	—	—	—	(39)	—	(39)
Issuance of common stock	—	—	649	6	4,944	—	4,950
Dividends on preferred stock	—	—	—	—	—	(53)	(53)
Net income	—	—	—	—	—	3,374	3,374

BALANCES, January 1, 2005	—	$—	6,104	$61	$16,355	$6,487	$22,903
Exercise of common stock options and warrants	—	—	2,308	23	13,063	—	13,086
Compensation expense on issuance of common stock options	—	—	—	—	135	—	135
Issuance of common stock for acquisition	—	—	610	6	5,114	—	5,120
Net income	—	—	—	—	—	4,446	4,446

BALANCES, January 1, 2006	—	$—	9,022	$90	$34,667	$10,933	$45,690
Exercise of common stock options and warrants	—	—	129	1	356	—	357
Compensation expense on issuance of common stock options	—	—	—	—	376	—	376
Income tax benefit realized from the exercise of employee stock options	—	—	—	—	27	—	27
Issuance of common stock, net of offering costs	—	—	2,895	29	47,134	—	47,163
Net income	—	—	—	—	—	7,588	7,588

BALANCES, December 31, 2006	—	$—	12,046	$120	$82,560	$18,521	$101,201

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,374	$4,446	$7,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,444	4,224	6,020
Deferred taxes	1,120	2,408	2,544
Employee stock option expense	—	135	376
Loss (gain) on disposal of assets	71	(28)	13
Gross profit from sale of rental equipment	—	—	(1,263)
Changes in current assets:
Trade accounts and other receivables	(1,182)	(1,352)	(2,271)
Inventory	(1,915)	(5,699)	(2,220)
Prepaid expenses and other	(34)	(362)	135
Changes in current liabilities:
Accounts payable and accrued liabilities	1,264	337	(3)
Current income tax liability	20	187	849
Deferred income	(185)	(855)	122
Other assets	(279)	348	(46)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,698	3,789	11,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,596)	(17,708)	(27,684)
Purchase of short-term investments	—	—	(38,252)
Redemption of short-term investments	—	—	13,200
Assets acquired, net of cash	—	(7,584)	—
Proceeds from sale of property and equipment	50	264	4,305
Changes in restricted cash	(2,000)	2,000	—

NET CASH USED IN INVESTING ACTIVITIES	(13,546)	(23,028)	(48,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	550	300	1,375
Proceeds from long-term debt	6,592	21,517	68
Repayments of long-term debt	(2,589)	(13,077)	(9,581)
Repayment of line of credit	(300)	—	(1,675)
Dividends paid on preferred stock	(53)	—	—
Proceeds from exercise of stock options and warrants	5,157	13,085	357
Proceeds from sale of stock, net of transaction costs	—	—	47,163

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,357	21,825	37,707

NET CHANGE IN CASH	509	2,586	1,120

CASH AT BEGINNING OF PERIOD	176	685	3,271

CASH AT END OF PERIOD	$685	$3,271	$4,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$775	$1,877	$1,692

Income taxes paid	$31	$24	$894

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	—	3,000	—
Assets acquired for issuance of common stock	—	5,120	—
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
1. Summary of Significant Accounting Policies
Organization and Principles of Consolidation
     These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc. (the “Company”, “Natural Gas Services Group”, “we” or “our”) (a Colorado corporation). Natural Gas Services Group, Inc. was formed on December 18, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.
     Effective January 1, 2004, Rotary Gas Systems, Inc., Great Lakes Compression, Inc., and NGE Leasing, Inc., were merged into NGSG.
     On January 3, 2005, the Company purchased all of the outstanding shares of capital stock of Screw Compression System, Inc. (“SCS”) a manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma for the purpose of expanding the product line, production capacity and customer base. SCS operates as a wholly owned subsidiary. See Note 2.
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     All amounts are stated in thousands of dollars except per share data.
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
Use of Estimates
     The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the inventory reserve. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.
Cash Equivalents
     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.
Short-term Investments
     The Company has the short-term investments invested primarily in high grade short term commercial paper for the maximum return on investment that will coincide with our projected cash requirements and have a maturity of less than one year.

Accounts Receivable
     The Company’s trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of the Company’s compressors. The receivables are not collateralized except as provided for under lease agreements. However, the Company requires deposits of as much as 50% for large custom contracts. The Company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions. Management believes the allowance for doubtful accounts for trade receivables of $75 thousand and $110 thousand at December 31, 2005 and 2006, respectively, is adequate.
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
Major Customers and Concentration of Credit Risk
     Sales to two customers in the year ended December 31, 2004 amounted to 21% and 17% of consolidated revenue. Sales to one customer in the year ended December 31, 2005 amounted to a total of 36% of consolidated revenue. Sales to two customers in the year ended December 31, 2006 amounted to a total of 39% and 12% of consolidated revenue. No other single customer accounted for more than 10% of the Company’s revenues in 2004, 2005 or 2006. At December 31, 2006, one customer amounted to 54% of our accounts receivable and no other customer amounted to more than 10% of our consolidated accounts receivable. At December 31, 2005, one customer accounted for 44% of our consolidated accounts receivable. The Company generally does not obtain collateral, but requires deposits of as much as 50% on large custom contracts. The Company extends credit based on management’s assessment of the customer’s financial condition, receivable aging, customer disputes and general business and economic conditions.
Inventory
     Inventory is valued at the lower of cost or market. The cost of inventories is determined by the weighted average method. A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience and totaled $361 thousand and $347 thousand at December 31, 2005 and 2006, respectively. At December 31, 2005 and 2006, respectively, inventory consisted of the following (in thousands):

	2005	2006
Raw materials	$11,771	$12,154
Finished goods	—	1,084
Work in process	2,952	3,705

	$14,723	$16,943

Property and Equipment
     Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Rental equipment has an estimated useful life of fifteen years.

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
     FAS 142 requires that goodwill be tested for impairment at least annually. The Company completed its most recent test for goodwill impairment as of June 30, 2006, at which time no impairment was indicated.
Intangibles
     At December 31, 2006, the Company has intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements. The carrying amount net of accumulated amortization at December 31, 2006 was $3.6 million. Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life remaining of approximately fifteen years as of December 31, 2006. Amortization expense recognized in each of the years ending December 31, 2005 and 2006 was $299 thousand. In addition, the Company has an intangible asset with a gross carrying value of $0.7 million at December 31, 2006 related to the trade name of SCS. This asset is not being amortized as it has been deemed to have an indefinite life.
     The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2007	299
2008	299
2009	299
2010	260
2011	179
Thereafter	1,629

$2,965

     The Company’s policy is to periodically review the net realizable value of its intangibles, other than goodwill and patents, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of intangible assets exists at December 31, 2006.
Patents
     The Company has patents for a flare tip ignition device and flare tip burner pilot. The costs of the patents are being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired. Amortization expense for patents of $27 thousand was recognized for each of the years ended December 31, 2005 and 2006. The net value of patents was $31 thousand as of December 31, 2006.
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

Other Assets
     Included in other assets are debt issuance costs, net of accumulated amortization, and deposits totaling approximately $85 thousand and $113 thousand at December 31, 2005 and 2006, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.
Warranty
     The Company accrues amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known. The warranty reserve was $50 thousand and $305 thousand at December 31, 2005 and 2006, respectively.
Financial Instruments
     Management believes that generally the fair value of the Company’s cash, trade receivables, payables and notes payable at December 31, 2005 and 2006 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.
Advertising Costs
     Advertising costs are expensed as incurred. Total advertising expense was $38 thousand, $23 thousand and $41 thousand in 2004, 2005 and 2006, respectively.
Per Share Data
     Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period. There was no anti-dilutive effect in 2004 and 2005. There was an anti-dilutive effective in 2006 of 10 thousand common stock options.
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended
	December 31,
	2004	2005	2006
Numerator:
Net income	$3,374	$4,446	$7,588
Less preferred dividends	53	—	—

Income available to common stockholders	3,321	4,446	7,588

Denominator for basic net income per common share:
Weighted average common shares outstanding	5,591	7,564	11,405

Denominator for diluted net income per share:
Weighted average common shares outstanding	5,591	7,564	11,405
Dilutive effect of stock options and warrants	792	917	67

Diluted weighted average shares	6,383	8,481	11,472

Earnings per common share:
Basic	$0.59	$0.59	$0.67
Diluted	$0.52	$0.52	$0.66

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
Reclassification
     Certain amounts in prior period financial statements have been reclassified to conform to the 2006 financial statement classification.
Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities are required to apply Statement 123(R) in the first interim or annual reporting period that began after December 15, 2005. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
     The Company has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method. The Company had $376 thousand in expenses in 2006 as a result of options vesting during 2006.
     In July 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company adopted FIN 48 on January 1, 2007 and has determined its adoption will not have a material impact on its consolidated financial position and results of operations.
2. Acquisitions
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

This transaction was completed January 3, 2005 and Natural Gas Services Group, Inc. began reporting combined financial information with SCS in January 2005. The total purchase price was $16.1 million and the Company recorded goodwill of approximately $6.9 million, of which none is expected to be deductible for tax purposes and intangible assets of approximately $4.2 million, reflecting the additional value to our previously existing operations achieved with this acquisition’s ability to expand production capacity and product line. Intangible assets relate to developed technology, acquired customer contracts, distribution agreements, non-compete agreements and the trade name of SCS. The trade name of SCS was valued at $0.7 million and will not be amortized as it was deemed to have an indefinite life. The remaining intangible assets of $3.5 million had a weighted average life on the date of acquisition of sixteen years.
     The following table represents the combined results of operations on a pro-forma basis with Natural Gas Services Group, Inc. and Screw Compression Systems, Inc. as if the acquisition had occurred on January 1, 2004.
(Unaudited)
Pro Forma Results
(in thousands, except per share data)

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

3. Rental Activity
     The Company rents natural gas compressor packages to entities in the petroleum industry. The Company’s cost less the accumulated depreciation of $7.6 million for the rented compressors as of December 31, 2005 was $41.2 million. The Company’s cost less the accumulated depreciation of $11.3 million for the rented compressors as of December 31, 2006 was $59.9 million. These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter. Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2006 are as follows (in thousands):

Years Ended December 31,
2007	1,624
2008	74

Total	$1,698

4. Property and Equipment
     Property and equipment consists of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Land and building	$3,365	$3,365
Leasehold improvements	283	398
Office equipment and furniture	424	501
Software	268	360
Machinery and equipment	1,153	1,447
Vehicles	3,389	4,322
Less accumulated depreciation.	(2,458)	(3,679)

Total	$6,424	$6,714

     Depreciation expense for property and equipment and the compressors described in Note 3 was $2.4 million, $3.9 million and $5.7 million for the years ended December 31, 2004, 2005 and 2006, respectively.
5. Line of Credit
     The Company entered into a new line of credit on October 15, 2006 which allows for borrowings up to $40.0 million, bears a fixed interest rate of 7.5% and requires monthly interest payments beginning November 1, 2006 and principal payments as of October 1, 2008. The line of credit is collateralized by substantially all of the assets of the Company. As of December 31, 2006, there was not an outstanding balance with this line of credit.
     The line of credit and first four notes listed in Note 6 below are with the same bank and include certain covenants, the most restrictive of which require the Company to maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth. The Company was in compliance with covenants at December 31, 2005 and 2006, respectively.

6. Long-term Debt
     Long-term debt at December 31, 2005 and 2006, respectively, consisted of the following (in thousands):

	2005	2006
Note payable to a bank, interest at bank’s prime rate plus .5% but not less than 5.25% (7.75% at December 31, 2005). This was an advance line of credit note for $10.0 million. Interest was payable monthly. Principal was due in 60 consecutive payments of $167 thousand beginning December 15, 2004 until November 15, 2009. The note was collateralized by substantially all of the assets of the Company. See Note 5 regarding loan covenants. This note was consolidated into the last note in this table on October 15, 2006.	$7,900	$—

Note payable to a bank, interest at the greater of (1) the prime rate plus 0.5% or (2) 6.0% (7.75% at December 31, 2005). This was an $8.0 million term loan. Principal under this was credit facility was due and payable in 84 monthly installments of $95 thousand each, commencing February 1, 2005 and continuing through December 1, 2011. Interest on the unpaid principal balance was due and payable on the same dates as principal payments. All outstanding principal and unpaid interest was due on January 1, 2012. See Note 5 regarding loan covenants. This note was consolidated into the last note in this table on October 15, 2006.
	6,952	—

Note payable to a bank, interest at the greater of (1) the prime rate plus 0.5% or (2) 5.25% (7.75% at December 31, 2005). Interest only under this credit facility was due and payable on the 15th day of each month commencing May 1, 2005 and continuing through April 30, 2006. Principal under this was credit facility was due and payable in 59 monthly installments of $167 thousand each, commencing May 1, 2006 and continuing through April 1, 2011. See Note 5 regarding loan covenants. This note was consolidated into the last note in this table on October 15, 2006.	10,000	—

Note payable to a bank, interest at a fixed rate of 7.5%. Principal and interest payment due and payable on the 1st day of each month commencing November 1, 2006 and continuing through September 1, 2011. Principal under this credit facility is due and payable in 59 monthly installments of $281,500 each. The note is collateralized by substantially all of the assets of the Company. See Note 5 regarding loan covenants. This note consolidated the three previous notes into one obligation on October 15, 2006.	—	16,328

Other notes payable for vehicles, various terms	53	64

Total	24,905	16,392
Less current portion	(4,680)	(3,442)

Total	$20,225	$12,950

     Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows (in thousands):

2007	$3,442
2008	3,378
2009	3,378
2010	3,378
2011	2,816

Total	$16,392

7. Subordinated Notes
     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. The balance of the subordinated debt, net of unamortized discount of $90 thousand, was $1.4 million at December 31, 2004. All amounts due on the notes were paid in full during 2005. Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10 thousand shares of the Company’s common stock at $3.25 per share. Interest only was payable annually, with all principal due at maturity. Warrants to purchase 61.6 thousand shares were also granted on the same terms to a placement agent in connection with the offering. Certain stockholders, officers and directors purchased units in the subordinated debt offering, (totaling $259 thousand in notes and warrants representing 104 thousand shares) on the same terms and conditions as non-affiliated purchasers in the offering. As of December 31, 2006, none of the warrants remained outstanding.
     On January 3, 2005, the Company issued subordinated promissory notes to the owners of SCS as part of the consideration for the acquisition of Screw Compression Systems, Inc. The aggregate principal amount was $3 million bearing interest at the rate of 4.00% per annum. Beginning January 1, 2006, a principal payment of $1 million is due and payable each year until maturity on January 1, 2008, plus the current outstanding interest. The subordinated promissory notes are secured by a letter of credit in the face amount of $2 million. As of December 31, 2006, $2 million was outstanding on these notes.
8. Income Taxes
     The provision for income taxes consists of the following (in thousands):

	2004	2005	2006
Current provision:
Federal	$—	$91	$1,475
State	20	116	268

	20	207	1,743

Deferred provision:
Federal	1,029	2,310	2,403
State	91	98	141

	1,120	2,408	2,544

	$1,140	$2,615	$4,287

     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2004	2005	2006
Deferred income tax assets:
Net operating loss	$2,669	$984	$—
Alternative minimum tax credit	—	91	99
Other	7	60	242

Total deferred income tax assets	2,676	1,135	341

Deferred income tax liabilities:
Property and equipment	(5,483)	(6,736)	(8,571)
Goodwill and other intangible assets	(142)	(1,575)	(1,508)
Other	(9)	(71)	(26)

Total deferred income tax liabilities	(5,634)	(8,382)	(10,105)

Net deferred income tax liabilities	$(2,958)	$(7,247)	$(9,764)

     The effective tax rate differs from the statutory rate as follows:

	2004	2005	2006
Statutory rate	34%	34%	34%
State and local taxes	3%	3%	3%
Nontaxable life insurance proceeds	(12)%	—	—
Other	—	—	(1)%

Effective rate	25%	37%	36%

9. Stockholders’ Equity
Initial Public Offering
     In October, 2002, the Company closed an initial public offering in which it sold 1.5 million shares of common stock and warrants to purchase 1.5 million shares of common stock for a total of $7.9 million. Costs and commissions associated with the offering totaled $1.3 million. The warrants were exercisable anytime through October 21, 2006 at $6.25 per share. In connection with this offering, the underwriter received options to purchase 150 thousand shares of common stock at $6.25 per share and warrants at $0.3125 per share. The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share. The underwriter’s options expire in October 2007 and include a cashless exercise provision utilizing the Company’s common stock. The underwriter’s warrants expire in October 2008. As of December 31, 2006, there were 9 thousand underwriter’s options outstanding at $6.25 per share and 5 thousand underwriter’s warrants outstanding at $7.81 per share.
Secondary Public Offering
     On March 8, 2006, we sold 2.5 million shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million. We did not receive any proceeds from sales by certain selling stockholders. We granted the underwriter an option for a period of 30 days to purchase up to an additional 428 thousand shares to cover over-allotments, if any. On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, the Company sold an additional 428 thousand shares, resulting in proceeds to the Company of $7.1 million, in addition to the net proceeds of $40.7 million from the sale of the 2.5 million shares of common stock on March 8, 2006. The net proceeds after offering costs to us were $47.1 million and a portion has been used to reduce our bank debt by $5.0 million.
Conversion
     On July 28, 2005, Natural Gas Services Group, Inc. announced that it would redeem its outstanding common stock purchase warrants that were issued in connection with its initial public offering in October 2002 (the “IPO Warrants”). Holders of the IPO Warrants were required to exercise the IPO Warrants by 5:00 p.m., Mountain Daylight Savings Time on Tuesday, September 6, 2005 (the “Redemption Date”). The IPO Warrants had an exercise price of $6.25 per share and were subject to redemption at the redemption price of $0.25 per IPO Warrant. IPO Warrants that were not properly exercised by the Redemption Date ceased to be exercisable and were redeemed for $0.25 per IPO Warrant, without interest. A total of 1.5 million IPO Warrants were initially issued in conjunction with our initial public offering. The Company received a total of $9.4 million in proceeds from IPO Warrants exercised in 2005. Approximately 2.4 thousand IPO Warrants were not exercised by the Redemption Date and were redeemed for the aggregate redemption amount of $.6 thousand.
Warrants
     In March 2001 and April 2002, five-year warrants to purchase 68.5 thousand shares of common stock at $2.50 per share and 16.5 thousand shares at $3.25 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees. All of these warrants have been exercised as of December 31, 2006.
Preferred Stock
     The Company has a total of 5.0 million authorized preferred shares, with rights and preferences as designated by the Board of Directors. The Company had a private placement of Series A shares in 2001 and 2002. In connection with the offering, the underwriter received warrants to purchase 38,165 shares of common stock at $3.25 per share through December 1, 2006. The Series A shares had a cumulative annual dividend rate of 10%, when and if declared by the Board of Directors payable thirty days after the end of each quarter. Holders were entitled to one vote per share and the Series A shares were convertible into common stock initially at a price of $3.25 per share, subject to adjustment based on the market price and various other contingencies. In addition, Series A shares automatically converted to common stock on a one-for-one basis when the Company’s common stock traded on a public exchange at a price of $6.50 per share or greater for twenty consecutive days. The Series A shares had a liquidation preference of $3.25 per share plus accrued and unpaid dividends over common stock.

     In 2003, 38 thousand Series A shares were converted to common stock. Total Series A shares outstanding at December 31, 2003 were 343.7 thousand.
     In accordance with the provisions of the Convertible Series A Preferred Stock, on March 26, 2004 each share of Preferred Stock automatically converted to one share of Common Stock. The conversion occurred after the closing market price of the stock was equal to or higher than $6.50 for 20 consecutive trading days. 343.7 thousand Preferred shares were converted at that time. Dividends payable at the conversion date were approximately $25 thousand. As of December 31, 2005 and 2006, none of the warrants were outstanding.
     In 2001, the Company completed an offering of units consisting of subordinated debt and warrants. Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10 thousand shares of the Company’s common stock at $3.25 per share. On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes that were due December 31, 2006. As of December 31, 2006, none of these warrants are outstanding.
     On August 26, 2005, we entered into a non-statutory Stock Option Agreement with Mr. Stephen C. Taylor, our Chief Executive Officer and President. The Stock Option Agreement grants to Mr. Taylor a ten-year option to purchase 45 thousand shares of our common stock at an exercise price equal to $9.22 (the fair market value of our common stock on January 13, 2005, the date we initially hired Mr. Taylor), with 15 thousand shares vesting on each of January 13, 2006, 2007 and 2008. The options expire ten years from the date of grant. Compensation expense of $135 thousand was recognized related to these options in the year ended December 31, 2005.
Common Stock Private Placement
     On July 20, 2004, the Company and CBarney Investments, Ltd. entered into a Securities Purchase Agreement. Under this agreement, the Company issued and sold 649.6 thousand shares of its common stock to CBarney at $7.69736 per share. The per share price was determined by multiplying (x) $8.747, the average closing market price of the common stock on the American Stock Exchange for the twenty consecutive trading days ended July 15, 2004, times (y) eighty-eight percent. The Company received aggregate gross proceeds of $5.0 million and net proceeds of $4.9 million.
10. Stock-Based Compensation
Stock Options
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended December 31, 2006 of $376 thousand, respectively, to income before income taxes.
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

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
     Pro-Forma Stock Compensation Expense for the Year Ended December 31, 2005
     For the years ended December 31, 2004 and 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended SFAS 148, our net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Years Ended
	December 31
	2004	2005
Net income, as reported	$3,374	$4,446
Less preferred dividends	53	—

Income available to common stockholders	3,321	4,446
Compensation expenses regained under Opinion 25	—	135
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	(38)	(295)

Income available to common stockholders, pro forma	$3,283	$4,286

Earnings per common share:
Basic, as reported	$0.59	$0.59

Basic, pro forma	$0.59	$0.57

Diluted, as reported	$0.52	$0.52

Diluted, pro forma	$0.51	$0.51

Weighted average fair value of options granted during the year	$4.75	$10.37

     Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior years ended December 31, 2004 and 2005 under SFAS 123 and the stock compensation expense recognized during the years ended December 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative results have not been restated.
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
     On June 20, 2006, the 1998 Stock Option Plan was amended and approved by the stockholders. The number of shares of common stock authorized for issuance under the 1998 Plan was increased from 150 thousand to 550 thousand. The last date that grants could be made was extended from December 17, 2008 to March 1, 2016. The exercise price of incentive stock options granted to employees who do not own more that 10% of our common stock was changed from not less than 140% of the fair market value per share of our common stock on the date of grant to not less than 100% of the fair market value of our common stock on the date of grant. The provision allowing the Compensation Committee to increase, without stockholder approval, the number of shares of stock subject to the 1998 Plan from 150 thousand shares to 400 thousand shares was eliminated. Also eliminated was a provision allowing the Compensation Committee, in its sole discretion, to provide an optionee with the right to exchange, in a cashless transaction, all or part of a stock option for shares of our common stock on terms and conditions determined by the Compensation Committee.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The Company uses historical stock data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

	2004	2005	2006
Weighted average Black-Scholes fair value assumptions:
Risk free rate	5.25%	7.25%	8.25%
Expected life	10 yrs	10 yrs	4 yrs
Expected volatility	44.0%	47.0%	50.3%
Expected dividend yield	0.0%	0.0%	0.0%
     A summary of option activity under the plan as of December 31, 2006 is presented below.

			Weighted
	Number	Weighted	Average
	of	Average	Remaining
	Stock	Exercise	Contractual	Aggregate
	Options	Price	Life (years)	Intrinsic Value
				(in thousands)
Outstanding, January 1, 2006	146,668	$7.69

Granted	49,500	14.12
Exercised	(8,998)	6.43
Forfeited or expired	(13,000)	7.06

Outstanding, December 31, 2006	174,170	$9.63	8.22	$744

Exercisable, December 31, 2006	88,332	$7.41	7.15	$574

     During the year ended December 31, 2006, 49,500 options were granted. The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the year ended December 31, 2006, was approximately $79 thousand. Cash received from stock options exercised during the year ended December 31, 2006 was $58 thousand.
     The following table summarizes information about the options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price
$0.00–5.58	42,000	5.83	$3.98	42,000	$3.98
5.59 – 9.43	72,670	8.32	8.83	36,332	8.74
9.44 – 16.96	59,500	9.77	14.60	10,000	16.96

$0.00-16.96	174,170	8.22	$9.63	88,332	$7.41

     The summary of the status of the Company’s unvested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	75,333	$10.34

Granted	49,500	4.75
Vested	27,328	9.86
Forfeited	11,667	4.25

Unvested at December 31, 2006	85,838	$8.10

     As of December 31, 2006, there was approximately $508 thousand of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.79 years. Total compensation expense for stock options was $376 thousand for the year ended December 31, 2006. An income tax benefit was recognized of approximately $140 thousand for the year ended December 31, 2006, respectively.
11. Commitments
401(k) Plan
     The Company offers a 401(k) Plan (the “401(k) Plan”) to all employees that have reached the age of eighteen and have completed six months of service. The participants may contribute up to 100% of their salary subject to IRS limitations. Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years. The Company contributed $78 thousand $96 thousand and $125 thousand to the 401(k) Plan in 2004, 2005 and 2006, respectively.
Rented Facilities
     The facility in Bloomfield, New Mexico is leased at a current rate of $2.7 thousand per month pursuant to a lease that terminates in May 2008. The facility in Catoosa, Oklahoma is leased at a current rate of $5.5 thousand per month pursuant to a lease that terminates in March 2008. Additional leases for facilities are at a current rate of $2.5 thousand per month. Future rental payments under these leases for the years ended December 31 are as follows (in thousands):

2007	$129
2008	62
2009	29
2010	29
2011	30
Thereafter	76

Total	$355

12. Other Income
     On March 15, 2004, the former President and Chief Executive Officer of the Company, Mr. Wayne L. Vinson, passed away after a battle with cancer. The Company held two life insurance policies on him, one for $1.0 million and one for $500 thousand, with the Company as the beneficiary. The proceeds of $1.5 million were recorded as other income in 2004. Other income in 2006 primarily consisted of interest income from our short-term investment account.

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
     The Company identifies its segments based upon major revenue sources as follows:
For the Year Ended December 31, 2004

		Service &
	Sales	Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$3,593	$1,874	$10,491	$—	$15,958
Operating costs and expenses	2,556	1,357	3,038	5,096	12,047

Operating income	1,037	517	7,453	(5,096)	3,911
Other income/(expense)	—	—	—	603	603

Income before provision for income taxes	1,037	517	7,453	(4,493)	4,514

*Segment assets	$—	$—	$—	$43,255	$43,255

For the Year Ended December 31, 2005

		Service &
	Sales	Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$30,278	$2,424	$16,609	$—	$49,311
Operating costs and expenses	23,331	1,479	6,528	9,114	40,452

Operating income	6,947	945	10,081	(9,114)	8,859
Other income/(expense)	—	—	—	(1,798)	(1,798)

Income before provision for income taxes	6,947	945	10,081	$(10,912)	7,061

*Segment assets	$—	$—	$—	$86,369	$86,369

For the Year Ended December 31, 2006

		Service &
	Sales	Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$38,214	$979	$23,536	$—	$62,729
Operating costs and expenses	29,629	735	8,944	11,290	50,598

Operating income	8,585	244	14,592	(11,290)	12,131
Other income/(expense)	—	—	—	(256)	(256)

Income before provision for income taxes	8,585	244	14,592	(11,546)	11,875

*Segment assets	$—	$—	$—	$135,552	$135,552

*	Management does not track assets by segment.
14. Quarterly Financial Data (In thousands, except per share data) — Unaudited

	Q1	Q2	Q3	Q4
2006	2006	2006	2006	2006	Total
Net Revenue	$13,578	$15,458	$17,130	$16,563	$62,729

Operating income	3,053	1,912	3,690	3,476	12,131
Net income applicable to common shares	1,696	1,208	2,364	2,320	7,588

Net income per share - Basic	0.18	0.10	0.20	0.19	0.67

Net income per share - Diluted	0.17	0.10	0.20	0.19	0.66

	Q1	Q2	Q3	Q4
2005	2005	2005	2005	2005	Total
Net Revenue	$11,041	$12,031	$12,460	$13,779	$49,311

Operating income	1,837	2,200	2,207	2,615	8,859
Net income applicable to common shares	898	1,070	1,091	1,387	4,446

Net income per share - Basic	0.13	0.16	0.14	0.15	0.59

Net income per share - Diluted	0.11	0.13	0.12	0.15	0.52

INDEX TO EXHIBITS
(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative’s option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative’s option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

4.5	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.14, 10.15, 10.16, 10.23, 10.24, 10.26 and 10.27).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

10.2	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.3	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.4	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.5	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.7	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit10.13 of the Registrant’s Registration Statement on Form SB-2, No. 333-88314)

10.8	First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

Exhibit No.	Description
10.9	Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.10	Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.11	Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.12	Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.13	Third Amended and Restated Loan Agreement, dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.14	Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.15	Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.16	Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc. payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.17	Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.18	Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc. and Western National Bank (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.19	Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.20	Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

Exhibit No.	Description
10.21	Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission January 6, 2006)

10.22	First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

10.23	Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.24	Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.25	Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.26	Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc. payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.27	Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.28	Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.29	Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc. for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.30	Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0	Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0	Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

Exhibit No.	Description
*23.1	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.