Form 10-Q
period 2007-03-31
NATURAL GAS SERVICES GROUP INC
filed 2007-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 09, 2007
Common Stock, $.01 par value	12,069,166

NATURAL GAS SERVICES GROUP, INC.

NATURAL GAS SERVICES GROUP, INC.
Item 1.  Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,391	$9,248
Short-term investments	25,052	22,326
Trade accounts receivable, net of doubtful accounts of $110	8,463	6,050
Inventory, net of allowance for obsolescence of $347	16,943	19,276
Prepaid expenses and other	321	353
Total current assets	55,170	57,253

Rental equipment, net of accumulated depreciation of $11,320 and $12,562, respectively	59,866	62,373
Property and equipment, net of accumulated depreciation of $3,679 and $3,875, respectively	6,714	6,596
Goodwill, net of accumulated amortization $325	10,039	10,039
Intangibles, net of accumulated amortization of $819 and $900, respectively	3,650	3,569
Other assets	113	186
Total assets	$135,552	$140,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$3,442	$3,378
Current portion subordinated notes-related parties	1,000	1,000
Line of credit	—	—
Accounts payable	2,837	5,104
Accrued liabilities	2,077	2,187
Current portion of tax liability	1,056	3,068
Deferred income	225	759
Total current liabilities	10,637	15,496

Long-term debt, less current portion	12,950	12,106
Subordinated notes-related parties, less current portion	1,000	—
Deferred income tax payable	9,764	8,285
Total liabilities	34,351	35,887

Stockholders Equity:
Common stock, 30,000 shares authorized, par value $0.01; 12,046 and 12,067 shares issued and outstanding, respectively	120	121
Additional paid-in capital	82,560	82,806
Retained earnings	18,521	21,202
Total stockholders’ equity	101,201	104,129
Total liabilities and stockholders’ equity	$135,552	$140,016

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended March 31,
	2006	2007
Revenue:
Sales, net	$7,993	$9,506
Service and maintenance income	278	266
Rental income	5,307	6,940
Total revenue	13,578	16,712

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	5,719	6,670
Cost of service and maintenance, exclusive of depreciation stated separately below	191	187
Cost of rentals, exclusive of depreciation stated separately below	2,080	2,735
Selling expense	302	178
General and administrative expense	966	1,022
Depreciation and amortization	1,267	1,717
Total operating costs and expenses	10,525	12,509

Operating income	3,053	4,203

Other income (expense):
Interest expense	(500)	(300)
Other income	140	352
Total other income (expense)	(360)	52

Income before provision for income taxes	2,693	4,255
Provision for income taxes	997	1,574
Net income	$1,696	$2,681

Earnings per share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.22
Weighted average shares outstanding:
Basic	9,664	12,061
Diluted	9,860	12,083

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars) (unaudited)
	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,696	$2,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	1,717
Deferred taxes	834	(1,479)
Employee stock options expensed	73	97
Gain on sale of property and equipment	—	(8)
Changes in current assets and liabilities:
Trade and other receivables	66	2,413
Inventory and work in progress	(3,809)	(2,333)
Prepaid expenses and other	182	(32)
Accounts payable and accrued liabilities	2,797	2,377
Current tax liability	—	2,012
Deferred income	(37)	534
Other assets	2	(42)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,071	7,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,145)	(4,040)
Purchase of short-term investments	—	(274)
Redemption of short-term investments	—	3,000
Proceeds from sale of property and equipment	—	33
NET CASH USED IN INVESTING ACTIVITIES	(5,145)	(1,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	734	—
Repayments of long-term debt	(6,809)	(1,908)
Proceeds from exercise of stock options and warrants	83	109
Proceeds from sale of stock, net of transaction costs	47,176	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,184	(1,799)

NET CHANGE IN CASH	39,110	4,857

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,271	4,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,381	$9,248
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$456	$305
Income taxes paid	$163	$999
See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation and Summary of Significant Accounting Policies

    The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2007 and March 31, 2006 and the results of our operations for the three month periods ended March 31, 2007 and March 31, 2006 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

    The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

Recently Issued Accounting Pronouncements

    In July 2006 the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings.  We adopted FIN 48 on January 1, 2007, and have determined its adoption will not have a material impact on our consolidated financial position and results of operations.  See Note 5 for additional information regarding income taxes.

    In September 2006, the FASB issued SFAS No 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting this Statement.

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.

(2) Stock-Based Compensation

    Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2006, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the quarterly periods ended March 31, 2006 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

    A summary of option activity under the plan as of March 31, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2006	174,170	$9.63	8.22	$744

Granted	—	—
Exercised	(16,000)	4.31
Forfeited or expired	(3,000)	14.22

Outstanding, March 31, 2007	155,170	$10.09	8.18	$633

Exercisable, March 31, 2007	102,332	$9.11	7.74	$518

    No options were granted during the three months ended March 31, 2006 and 2007.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the three months ended March 31, 2007, was approximately $139 thousand.  The Company received cash of approximately $69 thousand and realized an income tax benefit of approximately $42 thousand from stock options exercised during the three months ended March 31, 2007.

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes information about the options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	30,000	5.80	$4.27	30,000	$4.27
5.59 – 9.43	68,670	8.11	8.91	47,332	9.00
9.44 – 16.96	56,500	9.52	14.62	25,000	15.12

$0.00 - 16.96	155,170	8.18	$10.09	102,332	$9.11

    The summary of the status of the Company’s unvested stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2006	85,838	$8.10

Granted	—	—
Vested	30,000	11.17
Forfeited	3,000	5.24

Unvested at March 31, 2007	52,838	$8.31

    As of March 31, 2007, there was approximately $413 thousand of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.85 years.  Total compensation expense for stock options was $73 thousand and $97 thousand for the three months ended March 31, 2006 and 2007, respectively.  An income tax benefit was recognized of approximately $27 thousand and $42 thousand for the three months ended March 31, 2006 and 2007, respectively.

 (3) Inventory

    Inventory, net of allowance for obsolescence of $347 thousand at each period consisted of the following amounts:

	December 31,	March 31,
	2006	2007
		(unaudited)
Raw materials	$12,154	$14,317
Finished goods	1,084	1,020
Work in process	3,705	3,939
	$16,943	$19,276

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Earnings per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months EndedMarch 31,
	2006	2007
Numerator:
Net income	$1,696	$2,681
Denominator for basic net income per common share:
Weighted average common shares outstanding	9,664	12,061

Denominator for diluted net income per share:
Weighted average common shares outstanding	9,664	12,061
Dilutive effect of stock options and warrants	196	22
Diluted weighted average shares	9,860	12,083

Earnings per common share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.22

(5) Income Taxes

    The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation FIN 48, the Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the three months ended March 31, 2007.

    The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2007, there were no income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

    The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2003.  The Company is not currently involved in any income tax examinations.

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    The Company identifies its segments based upon major revenue sources as follows:

For the three months ended March 31, 2007:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$9,506	$266	$6,940	$-	$16,712
Operating costs and expenses	6,670	187	2,735	2,917	12,509
Other income/(expense)				52	52
Income before provision for income taxes	$2,836	$79	$4,205	$(2,865)	$4,255
*Segment Assets	$-	$-	$-	$140,016	$140,016

For the three months ended March 31, 2006:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$7,993	$278	$5,307	$-	$13,578
Operating costs and expenses	5,719	191	2,080	2,535	10,525
Other income/(expense)				(360)	(360)
Income before provision for income taxes	$2,274	$87	$3,227	$(2,895)	$2,693
*Segment Assets	$-	$-	$-	$135,552	$135,552

    * Management does not track assets by segment

(7)  Legal Proceedings

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

**********************

NATURAL GAS SERVICES GROUP, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our December 31, 2006 Form 10-K Report filed with the SEC.  All amounts reported in tables are in thousands of dollars unless otherwise noted.

Overview

    We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2007, we had 1,001 natural gas compressors totaling 115,336 horsepower rented to 88 third parties, compared to 863 natural gas compressors totaling 97,293 horsepower rented to 77 third parties at March 31, 2006.

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

    We also manufacture a proprietary line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP component products in the fabrication of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators. We also design, fabricate, sell, install and service flare stacks and related ignition and control devices for onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility, Tulsa, Oklahoma facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

    We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of March 31, 2007, we had written maintenance agreements with third parties relating to 47 compressors, the majority of which were owned by Dominion Exploration.  Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

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

NATURAL GAS SERVICES GROUP, INC.

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

    Demand for our products and service was strong throughout 2006 and the first quarter of 2007. We believe demand will remain strong throughout 2007 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.

    For fiscal year 2007, our forecasted capital expenditures are $27 to $32 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our public offering of common stock in March 2006, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2007. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.

Results of Operations

Three months ended March 31, 2006, compared to the three months ended March 31, 2007.

    The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended March 31, 2006 and March 31, 2007.

	Revenue
	Three months Ended March 31,
	2006		2007
Sales	$7,993	59%	$9,506	57%
Service and Maintenance	278	2%	266	2%
Rental	5,307	39%	6,940	41%
Total	$13,578		$16,712

    Total revenue increased from $13.6 million to $16.7 million, or 23.1%, for the three months ended March 31, 2007, compared to the same period ended March 31, 2006. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 30.8% and sales revenue increased 18.9% and were offset by a decrease in service and maintenance revenue of 4.3%.

    Rental revenue increased from $5.3 million to $6.9 million, or 30.8%, for the three months ended March 31, 2007, compared to the same period ended March 31, 2006.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,157 compressor packages in its rental fleet, up from 919 units at March 31, 2006.  The rental fleet has a utilization of 86.5% as of March 31, 2007.

    Sales revenue increased from $8.0 million to $9.5 million, or 18.9%, for the three months ended March 31, 2007, compared to the same period ended March 31, 2006.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

    Service and maintenance revenue decreased from $278 thousand to $266 thousand, or 4.3%, for the three months ended March 31, 2007, compared to the same period ended March 31, 2006.

    The overall operating margin percentage increased to 25.2% for the three months ended March 31, 2007, from 22.5% for the same period ended March 31, 2006. This is mainly the result of increased margins from outside sales of compressor units, parts, rebuilds and increased rental fleet activity.

NATURAL GAS SERVICES GROUP, INC.

    Selling expense decreased from $302 thousand, to $178 thousand or 41.1% for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006. This decrease is the result of decreased commissions and salaries due to personnel changes to our sales force and increased sales to long-term customers.

    General and administrative expenses increased from $966 thousand, to $1.0 million or 5.8% for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006. This increase is mainly due to an increase in stock option expense and Sarbanes Oxley compliance expense.

    Depreciation and amortization expense increased from $1.3 million, to $1.7 million or 35.5% for the three months ended March 31, 2007, compared to the same period ended March 31, 2006.  This increase was the result of 238 new gas compressor rental units being added to the rental fleet from March 31, 2006 to March 31, 2007, thus increasing the depreciable base.

    Other income net of other expense increased $212 thousand for the three months ended March 31, 2007, compared to the same period ended March 31, 2006. This increase is mainly the result of additional interest income from our short-term investments.

    Interest expense decreased 40.0% for the three months ended March 31, 2007, compared to the same period ended March 31, 2006, mainly due to decreased loan balances financing rental equipment. In March 2006, we reduced our bank debt by $5.0 million with proceeds from our March 2006 public offering of common stock and continued normal amortization of the remaining debt.

    Provision for income tax increased from $997 thousand to $1.6 million or 57.9%, and is the result of the increase in taxable income.

Critical Accounting Policies and Practices

    A discussion of our critical accounting policies is included in the Company's Form 10-K for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

    In July 2006 the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings.  We adopted FIN 48 on January 1, 2007 and have determined its adoption will not have a material impact on our consolidated financial position and results of operations.

    In September 2006, the FASB issued SFAS No 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting this Statement.

    In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.

NATURAL GAS SERVICES GROUP, INC.

Liquidity and Capital Resources

    The following represents the Company’s working capital position as of December 31, 2006 and March 31, 2007.

	December 31, 2006	March 31, 2007
Current Assets:
Cash & cash equivalents	$4,391	$9,248
Short-term investments	25,052	22,326
Trade accounts receivable	8,463	6,050
Inventory	16,943	19,276
Prepaid expenses and other	321	353
Total current assets	$55,170	$57,253

Current Liabilities:
Current portion of long-term debt	$4,442	$4,378
Accounts payable & accrued liabilities	4,914	7,291
Current portion of tax liability	1,056	3,068
Deferred income	225	759
Total current liabilities	$10,637	$15,496

Total working capital	$44,533	$41,757

    Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

    For the three months ended March 31, 2007, we invested $4.0 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and public offering proceeds. In addition we have repaid $1.9 million of our existing debt.

Cash flows

    At March 31, 2007, we had cash, cash equivalents and short-term investments of $31.6 million compared to $29.4 million at December 31 2006. We had working capital of $41.8 million at March 31, 2007 compared to $44.5 million at December 31, 2006. At March 31, 2007, our total debt was $16.5 million of which $4.4 million was classified as current compared to $18.4 million and $4.4 million, respectively at December 31, 2006. We had positive net cash flow from operating activities of $7.9 million during the first three months of 2007 compared to $3.1 million for the three months of 2006.  This was primarily from net income of $2.7 million, a decrease in accounts receivable of $2.4 million and an increase in accounts payable and accrued liabilities of $2.4 million, offset by an increase in inventory of $2.3 million during the three months ended March 31, 2007.

    Accounts receivable decreased $2.4 million to $6.1 million at March 31, 2007 as compared to $8.5 million at December 31, 2006, largely reflecting collections during the first quarter. At the end of the first quarter of 2007 the average of aged accounts receivable improved to 33 days outstanding compared to 49 days outstanding at the end of year December 31, 2006.

    Inventory increased $2.3 million to $19.3 million as of the quarter ended March 31, 2007, as compared to $16.9 million as of the year ended December 31, 2006. This increase is mainly the result of an increase in raw materials needed to build several custom compressor units for the rental fleet.

    Long term debt decreased $1.9 million to $16.5 million at March 31, 2007, compared to $18.4 million at December 31, 2006. The current portion of long term debt remained the same at $4.4 million, mainly because while we were paying down on an amortized basis we also had a reclassification of $1.0 million of our subordinated debt to current.

NATURAL GAS SERVICES GROUP, INC.

Subordinated Debt-Related Parties

    We have subordinated debt which is included in the current portion of long-term debt. The $3.0 million principal amount of this debt is in the form of  promissory notes issued to the three stockholders of SCS, who are currently employees of the Company, as part of the consideration for the acquisition of SCS. The principal of each note is payable in three equal annual installments, which commenced on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of each note is payable on the same dates as, and in addition to, the installments of principal. To secure payment of these notes, our bank lender issued letters of credit for the benefit of the holders in the aggregate amount $2.0 million.  On February 3, 2007, the face amount of the letter of credit was reduced by one-half and is currently $1.0 million. On January 3, 2007, we paid the second installment of the annual payments in the amount of $1.0 million in principal. The current balance of these notes is $1.0 million.

Contractual Obligations and Commitments

    We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
	2007(1)	2008	2009	2010	2011	Thereafter	Total
Credit facility (secured)	$2,534	$3,378	$3,378	$3,378	$2,816	-	$15,484
Interest on credit facility(2)	871	885	591	338	106	-	2,791
Subordinated debt	-	1,000	-	-	-	-	1,000
Facilities and office leases	97	55	22	22	22	57	275
Purchase obligations	-	-	-	-	-	-	-
Total	$3,502	$5,318	$3,991	$3,738	$2,944	$57	$19,550

(1)	For the nine months remaining in 2007.
(2)	Assumes no change in the interest rate.

Off-Balance Sheet Arrangements

    From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include an un-drawn letter of credit and operating lease agreements.  The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

    Please refer to and read “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NATURAL GAS SERVICES GROUP, INC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

Financial Instruments and Debt Maturities

    Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of March 31, 2007, and were determined based upon interest rates currently available to us for borrowings with similar terms.

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

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

 Under the supervision and with the participation of certain members of Natural Gas Services Group, Inc’s management, the chief executive officer and the vice-president of accounting evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Natural Gas Services Group, Inc. as of the end of the period covered by this report.  Based on this evaluation, the chief executive officer and vice-president of accounting concluded that, as of the end of the period covered by this report, Natural Gas Services Group, Inc’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

    Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, one of which has been updated as set forth below.

Our current debt level is high and may negatively impact our current and future financial stability.

    As of March 31, 2007, we had an aggregate of approximately $16.5 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $1.0 million, and accounts payable and accrued expenses of approximately $7.3 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

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

Interest Rate Risk

    Our Loan Agreement provides for a fixed interest rate of 7.5% for our term loan facility and our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of March 31, 2007, we were not using any derivatives to manage interest rate risk.

NATURAL GAS SERVICES GROUP, INC.

Item 6.  Exhibits

    The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.                                                                Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative's option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.5
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 4.3 of the Registrant's From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.14, 10.15, 10.16, 10.23, 10.24, 10.26 and 10.27).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

10.2	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.3	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.4	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.5	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.7	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit10.13 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.8
First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

NATURAL GAS SERVICES GROUP, INC.

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

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

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

*31.1	Certifications

*31.2	Certifications

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

NATURAL GAS SERVICES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/Stephen C. Taylor	/s/ Earl R. Wait
Stephen C. Taylor	Earl R. Wait
President and Chief Executive Officer	Principal Accounting Officer and Treasurer

May 10, 2007

NATURAL GAS SERVICES GROUP, INC.

INDEX TO EXHIBITS:

Exhibit No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Form of warrant certificate (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.2	Form of warrant agent agreement (Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.3	Form of representative's option for the purchase of common stock (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.4	Form of representative's option for the purchase of warrants (Incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.5
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 4.3 of the Registrant's From 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.14, 10.15, 10.16, 10.23, 10.24, 10.26 and 10.27).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

10.2	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.3	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.4	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.5	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.7	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit10.13 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

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

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

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

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

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

*31.1	Certifications

*31.2	Certifications

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.