Form 10-Q/A
period 2007-03-31
NATURAL GAS SERVICES GROUP INC
filed 2007-05-31
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Large Accelerated Filer ☐           Accelerated Filer ☑           Non Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 09, 2007

Common Stock, $.01 par value	12,069,166

Explanatory Note
     Natural Gas Services Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Quarterly Report”) with the Securities and Exchange Commission on May 10, 2007 (the “Original Filing Date”). The Company is filing this Amendment on Form 10-Q/A for the sole purpose of amending Exhibits 31.1 and 31.2 (collectively, the “Exhibits”) of the Original Quarterly Report to include paragraph 4(b) as required by Regulation S-K Item 601(b)(31). Paragraph 4(b) was inadvertently omitted from the Exhibits as filed with the Original Quarterly Report. No modification or update to the Original Quarterly Report is otherwise effected by this Amendment, nor does this Amendment reflect any events occurring after the Original Filing Date.

SIGNATURES
Certification Pursuant to Section 302
Certification Pursuant to Section 302

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ Earl R. Wait

Stephen C. Taylor	Earl R. Wait
President and Chief Executive Officer	Principal Accounting Officer and Treasurer

May 31, 2007

3