Form 10-K/A
period 2006-12-31
NATURAL GAS SERVICES GROUP INC
filed 2007-06-08
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from to_______

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
Yes ☑                 No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
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

Explanatory Note

We originally filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on March 15, 2007 (the “Original Filing”).  This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is being filed to revise certain disclosures we made under Items 6 and 7 of the Original Filing.  Generally, the Items amended relate to our presentation of gross profit (exclusive of depreciation), our cash flow from operations, our accrued liabilities, the related party nature of our subordinated notes, and our presentation of revenue from the sale of rental equipment.

In addition to the amendments described above, Item 15 of the Original Filing has also been amended to contain (1) the currently dated certifications from our Chief Executive Officer and Chief Accounting Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, revised to reflect the exact wording required by Regulation S-K Item 601(b)(31), (2) the currently dated certifications from our Chief Executive Officer and Chief Accounting Officer required under Section 906 of the Sarbanes-Oxley Act of 2002, revised to identify the Form 10-K for the year ended December 31, 2006, as amended by this Amendment, as the period report covered thereby, and (3) the currently dated, consent of our independent registered public accounting firm to the use of its report on our consolidated balance sheets as of December 31, 2005 and December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2004, 2005 and 2006 in the specified registration statements.  The updated certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the updated consent is attached to this Form 10-K/A as Exhibit 23.1.

As described above, this Form 10-K/A amends Items 6, 7 and 15 of the Original Filing. We did not make any revisions to Items 1, 1A, 1B, 2, 3, 4, 5, 7A, 8, 9, 9A, 9B, 10, 11 12, 13 or 14 of the Original Filing, and thus, these Items remain in effect as of the date of the Original Filing and are not included as part of this Form 10-K/A.

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

	Year Ended December 31,
	2002	2003	2004	2005(1)	2006
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$10,297	$12,750	$15,958	$49,311	$62,729
Costs of revenue, exclusive of depreciation shown separately below	5,572	6,057	6,951	31,338	39,308
Gross margin(2)	4,725	6,693	9,007	17,973	23,421
Depreciation and amortization	1,166	1,726	2,444	4,224	6,020
Other operating expenses	1,718	2,292	2,652	4,890	5,270
Operating income	1,841	2,675	3,911	8,859	12,131
Total other income (expense)(3)	(471)	(671)	603	(1,798)	(256)
Income before income taxes	1,370	2,004	4,514	7,061	11,875
Income tax expense	584	697	1,140	2,615	4,287
Net income	786	1,307	3,374	4,446	7,588
Preferred dividends	107	121	53	─	─
Net income available to common stockholders	$679	$1,186	$3,321	$4,446	$7,588

Net income per common share:
Basic	$0.19	$0.24	$0.59	$0.59	$0.67
Diluted	$0.16	$0.23	$0.52	$0.52	$0.66
Weighted average shares of common stock outstanding:
Basic	3,649	4,947	5,591	7,564	11,405
Diluted	4,305	5,253	6,383	8,481	11,472
EBITDA(4)	$3,511	$4,397	$7,796	$13,282	$19,541

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
BALANCE SHEET INFORMATION:
Current assets	$5,084	$3,654	$7,295	$24,642	$55,170
Total assets	23,937	28,270	43,255	86,369	135,552
Long-term debt (including current portion)	8,847	10,724	15,017	28,205	18,392
Stockholders’ equity	13,001	14,425	22,903	45,690	101,201

(1)
The information for the periods presented may not be comparable because of our acquisition of SCS in January 2005.  For additional information regarding this acquisition, you should read the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 13. Certain Relationships, Related Transactions and Director Independence– Acquisition of Screw Compression Systems, Inc.” in this Annual Report on Form 10-K.

(2)	Gross margin is defined, reconciled to net income and discussed further in Part II, Item 6 (“Selected Financial Data-Non-GAAP Financial Measures”) of this report.
(3)	Total other income (expense) for the year ended December 31, 2004 includes $1.5 million in life insurance proceeds paid to us upon the death of our former Chief Executive Officer.
(4)	EBITDA, is defined, reconciled to net income and discussed further in Part II, Item 6 (“Selected Financial Data-Non-GAAP Financial Measures”) of this report.

Non-GAAP Financial Measures

Our definition and use of  EBITDA

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

·
it is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of EBITDA, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

·
it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating structure; and

·
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

Our definition and use of gross margin

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations.  Gross margin differs from gross profit which includes depreciation expense.  We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes.  Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity.  Rather, depreciation expense reflects the systematic allocation of historical fixed asset values over the estimated useful lives.

Gross margin has certain material limitations associated with its use as compared to net income.  These limitations are primarily due to the exclusion of certain expenses.  Each of these excluded expenses is material to our consolidated results of operations.  Because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expense is a necessary cost to support our operations and required corporate activities.  In order to compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP.  Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Reconciliation

The following table reconciles net income to EBITDA and gross margin, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)

Net income	$786	$1,307	$3,374	$4,446	$7,588
Interest expense, net	975	667	838	1,997	1,646
Income taxes	584	697	1,140	2,615	4,287
Depreciation and amortization	1,166	1,726	2,444	4,224	6,020
EBITDA	$3,511	$4,397	$7,796	$13,282	$19,541
Other operating expenses	1,718	2,292	2,652	4,890	5,270
Other income (expense)	(504)	4	(1,441)	(199)	(1,390)
Gross Margin	$4,725	$6,693	$9,007	$17,973	$23,421

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

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2006 and December 31, 2005.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2005		2006		2005		2006
	(dollars in thousands)

Sales	$30,278	61%	$38,214	61%	$6,947	23%	$8,585	23%
Service and Maintenance	2,424	5%	979	1%	945	39%	244	25%
Rental	16,609	34%	23,536	38%	10,081	61%	14,592	62%
Total	$49,311		$62,729		$17,973	36%	$23,421	37%
                        (1)      For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 ("Selected Financial Data-Non-GAAP Financial Measures") of this report.

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

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2005 and December 31, 2004.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2004		2005		2004		2005
	(dollars in thousands)

Sales	$3,593	23%	$30,278	61%	$1,037	29%	$6,947	23%
Service and Maintenance	1,874	11%	2,424	5%	517	28%	945	39%
Rental	10,491	66%	16,609	34%	7,453	71%	10,081	61%
Total	$15,958		$49,311		$9,007	56%	$17,973	36%
              (1)     For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 ("Selected Financial Data-Non-GAAP Financial Measures") of this report.
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

Our critical accounting policies are as follows:

·	revenue recognition;

·	estimating the allowance for doubtful accounts;

·	accounting for income taxes;

·	valuation of long-lived and intangible assets and goodwill; and

·	valuation of inventory

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

·	significant underperformance relative to expected historical or projected future operating results;

·	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

·	significant negative industry or economic trends.

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

Liquidity and Capital Resources

The following represents the Company’s working capital position as of December 31,2005 and 2006

	December 31, 2005	December 31, 2006
Current Assets:
Cash & cash equivalents	$3,271	$4,391
Short-term investments	─	25,052
Trade accounts receivable, net	6,192	8,463
Inventory, net	14,723	16,943
Prepaid expenses and other	456	321
Total current assets	24,642	55,170

Current Liabilities:
Current portion of long-term debt and subordinated notes	5,680	4,442
Line of credit	300	─
Accounts payable	3,180	2,837
Accrued liabilities	1,737	2,077
Current portion of tax liability	207	1,056
Deferred income	103	225
Total current liabilities	11,207	10,637

Total working capital	$13,435	$44,533

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

Cash flows

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

At December 31, 2006, we had cash and cash equivalents of approximately $4.4 million, working capital of $44.5 million and total debt of $18.4 million, of which approximately $4.4 million was classified as current.  At that same date, we also had letters of credit outstanding in the aggregate face amount of $2.0 million.  We had positive net cash flow from operating activities of approximately $16.1 million during 2006.  This was primarily from net income of $7.6 million, plus depreciation and amortization of $6.0 million, an increase in deferred taxes of $2.5 million and offset by an increase in trade accounts receivable of $2.3 million.

Short term investments increased to $25.1 million from December 31, 2005 to December 31, 2006.  This  increase is the remaining  proceeds from our March 2006 secondary public offering. The initial net proceeds from the offering were $47.1 million, from this we paid down $5.0 million of debt and the remainder was used for capital expenditures to build additional units for our compressor rental fleet.

Trade accounts receivable increased $2.3 million to $8.5 million at December 31, 2006 as compared to $6.2 million at December 31, 2005, largely reflecting the impact of higher sales.

Inventory increased $2.2 million to $16.9 million as of the end of 2006 as compared to $14.7 million as of the end of 2005. This increase is mainly a reflection of increased sales activity. Inventory turnover was 7.97 at December 31, 2005 and 7.41 at December 31, 2006.

Long term debt decreased $9.8 million to $18.4 million at December 31, 2006 compared to $28.2 million at December 31, 2005. The current portion of long term debt decreased $1.5 million to $4.4 million at December 31, 2006 compared to $6.0 million at December 31, 2005, mainly the result of normal amortization of debt and a one time payment of $5 million  from offering proceeds.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period

Cash Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Credit facility (secured)	$3,442	$3,378	$3,378	$3,378	$2,816	$ ─	$16,392

Interest on credit facility	1,160	865	591	338	211	─	3,165

Subordinated debt	1,000	1,000	─	─	─	─	2,000

Facilities and office leases	129	62	29	29	30	76	355

Purchase obligations	─	─	─	─	─	─	─

Total	$5,731	$5,305	$3,998	$3,745	$3,057	$76	$21,912

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

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:

·	at the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.4 to 1.0;

·	at the end of each month, consolidated tangible net worth (as defined in the Loan Agreement) of at least $70.0 million;

·	at the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and

·	at the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as such terms are defined in the Loan Agreement) of less than 2.0 to 1.0.

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

The following documents are filed as part of this Annual Report on Form 10-K/A:

(a)(1) and (a)(2) Financial Statement and Financial Statement Schedules

For a list of Consolidated Financial Statements and Schedules, see “Index to Financial Statements”
on page F-1, and incorporated herein by reference.

(a)(3) Exhibits

See Item 15(b) below.

(b)           Exhibits:

A list of exhibits to this Annual Report on Form 10-K/A is set forth below:

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

Natural Gas Service Group, Inc.

Date: June 8, 2007	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President	June 8, 2007
Stephen C. Taylor	(Principal Executive Officer)

/s/ Earl R. Wait	Vice President – Accounting	June 8, 2007
Earl R. Wait	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Natural Gas Services Group, Inc.

We have audited the consolidated balance sheets of Natural Gas Services Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/HEIN& ASSOCIATES LLP
Dallas, Texas
March 12, 2007

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,271	$4,391
Short-term investments	—	25,052
Trade accounts receivable, net of doubtful accounts of $75 and $110, respectively	6,192	8,463
Inventory, net of allowance for obsolescence of $361 and $347, respectively	14,723	16,943
Prepaid expenses and other	456	321
Total current assets	24,642	55,170

Rental equipment, net of accumulated depreciation of $7,598 and $11,320, respectively	41,201	59,866
Property and equipment, net of accumulated depreciation of $2,458 and $3,679, respectively	6,424	6,714
Goodwill, net of accumulated amortization of $325	10,039	10,039
Intangibles, net of accumulated amortization of $492 and $819, respectively	3,978	3,650
Other assets	85	113
Total assets	$86,369	$135,552

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$5,680	$4,442
Line of credit	300	—
Accounts payable	3,180	2,837
Accrued liabilities	1,737	2,077
Current income tax liability	207	1,056
Deferred income	103	225
Total current liabilities	11,207	10,637

Long term debt, less current portion	20,225	12,950
Subordinated notes-related parties, less current portion	2,000	1,000
Deferred income tax payable	7,247	9,764
Commitments (Note 11)
Stockholders’ equity:
Common stock, 30,000 shares authorized, par value $0.01; 9,022 and 12,046 shares issued and outstanding, respectively	90	120
Additional paid-in capital	34,667	82,560
Retained earnings	10,933	18,521
Total stockholders’ equity	45,690	101,201
Total liabilities and stockholders’ equity	$86,369	$135,552

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

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,374	$4,446	$7,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,444	4,224	6,020
Deferred taxes	1,120	2,408	2,544
Employee stock option expense	—	135	376
Loss (gain) on disposal of assets	71	(28)	13
Changes in current assets:
Trade accounts and other receivables	(1,182)	(1,352)	(2,271)
Inventory	(1,915)	(5,699)	749
Prepaid expenses and other	(34)	(362)	135
Changes in current liabilities:
Accounts payable and accrued liabilities	1,264	337	(3)
Current income tax liability	20	187	849
Deferred income	(185)	(855)	122
Other assets	(279)	348	(46)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,698	3,789	16,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,596)	(17,708)	(27,684)
Purchase of short-term investments	—	—	(38,252)
Redemption of short-term investments	—	—	13,200
Assets acquired, net of cash	—	(7,584)	—
Proceeds from sale of property and equipment	50	264	73
Changes in restricted cash	(2,000)	2,000	—
NET CASH USED IN INVESTING ACTIVITIES	(13,546)	(23,028)	(52,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	550	300	1,375
Proceeds from long-term debt	6,592	21,517	68
Repayments of long-term debt	(2,589)	(13,077)	(9,581)
Repayment of line of credit	(300)	—	(1,675)
Dividends paid on preferred stock	(53)	—	—
Proceeds from exercise of stock options and warrants	5,157	13,085	357
Proceeds from sale of stock, net of transaction costs	—	—	47,163
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,357	21,825	37,707

NET CHANGE IN CASH	509	2,586	1,120
CASH AT BEGINNING OF PERIOD	176	685	3,271
CASH AT END OF PERIOD	$685	$3,271	$4,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$775	$1,877	$1,692
Income taxes paid	$31	$24	$894

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	—	3,000	—
Assets acquired for issuance of common stock	—	5,120	—

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARIES

1.  Summary of Significant Accounting Policies

Organization and Principles of Consolidation

These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc.  (the "Company", "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc.  was formed on December 18, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the inventory reserve.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

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

Accounts Receivable

The Company's trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of the Company's compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, the Company requires deposits of as much as 50% for large custom contracts.  The Company extends credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes the allowance for doubtful accounts for trade receivables of $75 thousand and $110 thousand at December 31, 2005 and 2006, respectively, is adequate.

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

Description of Rental Arrangements

The Company's rental operations principally consist of the rental of natural gas compressor packages and flare stacks.  These arrangements are classified as operating leases.  See Note 3.

Major Customers and Concentration of Credit Risk

Sales to two customers in the year ended December 31, 2004 amounted to 21% and 17% of consolidated revenue.  Sales to one customer in the year ended December 31, 2005 amounted to a total of 36% of consolidated revenue.  Sales to two customers in the year ended December 31, 2006 amounted to a total of 39% and 12% of consolidated revenue.  No other single customer accounted for more than 10% of the Company's revenues in 2004, 2005 or 2006.  At December 31, 2006, one customer amounted to 54% of our accounts receivable and no other customer amounted to more than 10% of our consolidated accounts receivable.  At December 31, 2005, one customer accounted for 44% of our consolidated accounts receivable.  The Company generally does not obtain collateral, but requires deposits of as much as 50% on large custom contracts.  The Company extends credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.

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
$2,965

The Company's policy is to periodically review the net realizable value of its intangibles, other than goodwill and patents, through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon its most recent analysis, the Company believes no impairment of intangible assets exists at December 31, 2006.

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

Restricted Cash

The Company held a certificate of deposit in the amount of $2 million which was used to secure certain promissory notes issued in the aggregate principal amount of $3 million maturing three years from the date of closing of the acquisition of Screw Compression Systems, Inc.  ("SCS") on January 3, 2005 and secured by a letter of credit with a face amount of $2 million.  On October 20, 2005, the Company modified our existing loan agreement, which allowed the Company to lift the restriction on the certificate of deposit.

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

Financial Instruments

Management believes that generally the fair value of the Company's cash, trade receivables, payables and notes payable at December 31, 2005 and 2006 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005	2006
Numeratior:
Net income	$3,374	$4,446	$7,588
Less preferred dividends	53	—	—
Income available to common stockholders	3,321	4,446	7,588
Denominator for basic net income per common share:
Weighted average common shares outstanding	5,591	7,564	11,405

Denominator for diluted net income per share:
Weighted averate common shares outstanding	5,591	7,564	11,405
Dilutive effect of stock options and warrants	792	917	67
Diluted weighted average shares	6,383	8,481	11,472

Earnings per common share:
Basic	$0.59	$0.59	$0.67
Diluted	$0.52	$0.52	$0.66

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

SCS was a privately owned manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma.

The stockholders of SCS received, in proportionate amounts (based on their stock ownership of SCS), total consideration consisting of $16.1 million:

·	$8 million in cash;

·
Promissory notes issued by Natural Gas Services Group, Inc.  in the aggregate principal amount of $3 million bearing interest at the rate of 4.00% per annum, maturing three years from the date of closing and secured by a letter of credit in the face amount of $2 million; and

·
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

(Unaudited) Pro Forma Results
(in thousands, except per share data)	Twelve Months Ended
December 31, 2004
Revenue	$37,382
Net income available to common stockholders	4,148
Net income per common share, basic	0.67
Net income per common share, diluted	0.59

Summary of net assets acquired is as follows:
Current assets	$8,274
Other assets	3,047
Intangibles	4,218
Goodwill	7,468
Total assets	$23,007

Current liabilities	$3,180
Notes payable	1,403
Other liabilities	1,884
Total liabilities	$6,467

Net assets	16,540
Acquisition expenses	(418)
Purchase price	$16,122

3.  Rental Activity

The Company rents natural gas compressor packages to entities in the petroleum industry.  The Company's cost less the accumulated depreciation of $7.6 million for the rented compressors as of December 31, 2005 was $41.2 million.  The Company's cost less the accumulated depreciation of $11.3 million for the rented compressors as of December 31, 2006 was $59.9 million.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2006 are as follows (in thousands):

Years Ended December 31,
2007	$1,624
2008	74
Total	$1,698

4.  Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Land and building	$3,365	$3,365
Leashold improvements	283	398
Office equipment and furniture	424	501
Software	268	360
Machinery and equipment	1,153	1,447
Vehicles	3,389	4,322
Less accumulated depreciation	(2,458)	(3,679)

Total	$6,424	$6,714

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

6.  Long-term Debt

Long-term debt at December 31, 2005 and 2006, respectively, consisted of the following (in thousands):

	2005	2006
Note payable to a bank, interest at bank's prime rate plus .5% but not less than 5.25% (7.75% at December 31, 2005). This was an advance line of credit note for $10.0 million. Interest was payable monthly. Principal was due in 60 consecutive payments of $167 thousand beginning December 15, 2004 until November 15, 2009. The note was collateralized by substantially all of the assets of the Company. See Note 5 regarding loan covenants. This note was consolidated into the last note in this table on October 15, 2006.	$7,900	$—

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

7.  Subordinated Notes

In 2001, the Company completed an offering of units consisting of subordinated debt and warrants.  The balance of the subordinated debt, net of unamortized discount of $90 thousand, was $1.4 million at December 31, 2004.  All amounts due on the notes were paid in full during 2005.  Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10 thousand shares of the Company's common stock at $3.25 per share.  Interest only was payable annually, with all principal due at maturity.  Warrants to purchase 61.6 thousand shares were also granted on the same terms to a placement agent in connection with the offering.  Certain stockholders, officers and directors purchased units in the subordinated debt offering, (totaling $259 thousand in notes and warrants representing 104 thousand shares) on the same terms and conditions as non-affiliated purchasers in the offering.  As of December 31, 2006, none of the warrants remained outstanding.

On January 3, 2005, the Company issued subordinated promissory notes to Paul D. Hensley, James R. Hazlett and Tony Vohjesus, the owners of SCS, as part of the consideration for the acquisition of Screw Compression Systems, Inc.  As of January 3, 2005, Screw Compression Systems, Inc. became a wholly owned subsidiary of the Company.  Mr. Hensley is currently the President of Screw Compression Systmes, Inc. and a Director of Natural Gas Services Group, Inc.  Mr. Hazlett became Vice President-Technical Services of Natural Gas Services Group, Inc.  in June 2005 and also contiues to serve as a Vice President of Screw Compression Systems, Inc.  Mr. Vohjesus remains employed by Screw Compression Systems, Inc. as a Vice President.  The aggregate principal amount was $3 million bearing interest at the rate of 4.00% per annum.  Beginning January 1, 2006, a principal payment of $1 million is due and payable each year until maturity on January 1, 2008, plus the current outstanding interest.  The subordinated promissory notes are secured by a letter of credit in the face amount of $2 million.  As of December 31, 2006, $2 million was outstanding on these notes.

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

9.  Stockholders' Equity

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

Conversion

On July 28, 2005, Natural Gas Services Group, Inc.  announced that it would redeem its outstanding common stock purchase warrants that were issued in connection with its initial public offering in October 2002 (the "IPO Warrants").  Holders of the IPO Warrants were required to exercise the IPO Warrants by 5:00 p.m., Mountain Daylight Savings Time on Tuesday, September 6, 2005 (the "Redemption Date").  The IPO Warrants had an exercise price of $6.25 per share and were subject to redemption at the redemption price of $0.25 per IPO Warrant.  IPO Warrants that were not properly exercised by the Redemption Date ceased to be exercisable and were redeemed for $0.25 per IPO Warrant, without interest.  A total of 1.5 million IPO Warrants were initially issued in conjunction with our initial public offering.  The Company received a total of $9.4 million in proceeds from IPO Warrants exercised in 2005.  Approximately 2.4 thousand IPO Warrants were not exercised by the Redemption Date and were redeemed for the aggregate redemption amount of $.6 thousand.

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

Other

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

Weighted average Black-Scholes fair value assumptions:	2004	2005	2006
Risk free rate	5.25%	7.25%	8.25%
Expected life	10 yrs	10 yrs	4 yrs
Expected volatility	44.0%	47.0%	50.3%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of option activity under the plan as of December 31, 2006 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2006	146,668	$7.69

Granted	49,500	14.12
Exercised	(8,998)	6.43
Forfeited or expired	(13,000)	7.06

Outstanding, December 31, 2006	174,170	$9.63	8.22	$744

Exercisable, December 31, 2006	88,332	$7.41	7.15	$574

During the year ended December 31, 2006, 49,500 options were granted.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the year ended December 31, 2006, was approximately $79 thousand.  Cash received from stock options exercised during the year ended December 31, 2006 was $58 thousand.

The following table summarizes information about the options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	42,000	5.83	$3.98	42,000	$3.98
5.59 – 9.43	72,670	8.32	8.83	36,332	8.74
9.44 – 16.96	59,500	9.77	14.60	10,000	16.96

$0.00 - 16.96	174,170	8.22	$9.63	88,332	$7.41

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

The Company identifies its segments based upon major revenue sources as follows:

For the Year Ended December 31, 2004

	Sales	Service & Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$3,593	$1,874	$10,491	$—	$15,958
Operating costs and expenses	2,556	1,357	3,038	5,096	12,047
Operating income	1,037	517	7,453	(5,096)	3,911
Other income/(expense)	—	—	—	603	603
Income before provision for income taxes	1,037	517	7,453	(4,493)	4,514
*Segment assets	$—	$—	$—	$43,255	$43,255

For the Year Ended December 31, 2005

	Sales	Service & Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$30,278	$2,424	$16,609	$—	$49,311
Operating costs and expenses	23,331	1,479	6,528	9,114	40,452
Operating income	6,947	945	10,081	(9,114)	8,859
Other income/(expense)	—	—	—	(1,798)	(1,798)
Income before provision for income taxes	6,947	945	10,081	$(10,912)	7,061
*Segment assets	$—	$—	$—	$86,369	$86,369

For the Year Ended December 31, 2006

	Sales	Service & Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$38,214	$979	$23,536	$—	$62,729
Operating costs and expenses	29,629	735	8,944	11,290	50,598
Operating income	8,585	244	14,592	(11,290)	12,131
Other income/(expense)	—	—	—	(256)	(256)
Income before provision for income taxes	8,585	244	14,592	(11,546)	11,875
*Segment assets	$—	$—	$—	$135,552	$135,552

* Management does not track assets by segment.

14.           Quarterly Financial Data (In thousands, except per share data) - Unaudited

2006	Q1 2006	Q2 2006	Q3 2006	Q4 2006	Total
Net Revenue	$13,578	$15,458	$17,130	$16,563	$62,729
Operating income	3,053	1,912	3,690	3,476	12,131
Net income applicable to common shares	1,696	1,208	2,364	2,320	7,588
Net income per share - Basic	0.18	0.10	0.20	0.19	0.67
Net income per share - Diluted	0.17	0.10	0.20	0.19	0.66

2005	Q1 2005	Q2 2005	Q3 2005	Q4 2005	Total
Net Revenue	$11,041	$12,031	$12,460	$13,779	$49,311
Operating income	1,837	2,200	2,207	2,615	8,859
Net income applicable to common shares	898	1,070	1,091	1,387	4,446
Net income per share - Basic	0.13	0.16	0.14	0.15	0.59
Net income per share - Diluted	0.11	0.13	0.12	0.15	0.52

*********

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