Form 10-Q
period 2007-06-30
NATURAL GAS SERVICES GROUP INC
filed 2007-08-07
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number 1-31398

NATURAL GAS SERVICES GROUP, INC
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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 06, 2007
Common Stock, $.01 par value	12,071,666

NATURAL GAS SERVICES GROUP, INC.

NATURAL GAS SERVICES GROUP, INC.
Item 1.  Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)
	December 31, 2006	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,391	$2,536
Short-term investments	25,052	24,102
Trade accounts receivable, net of doubtful accounts of $110	8,463	9,458
Inventory, net of allowance for obsolescence of $347	16,943	20,057
Prepaid expenses and other	321	428
Total current assets	55,170	56,581

Rental equipment, net of accumulated depreciation of $11,320 and $13,877, respectively	59,866	65,679
Property and equipment, net of accumulated depreciation of $3,679 and $4,249, respectively	6,714	6,539
Goodwill, net of accumulated amortization $325	10,039	10,039
Intangibles, net of accumulated amortization of $819 and $981, respectively	3,650	3,488
Other assets	113	68
Total assets	$135,552	$142,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$3,442	$3,378
Current portion subordinated notes-related parties	1,000	1,000
Accounts payable	2,837	4,953
Accrued liabilities	2,077	2,931
Current portion of tax liability	1,056	1,524
Deferred income	225	689
Total current liabilities	10,637	14,475

Long-term debt, less current portion	12,950	11,261
Subordinated notes-related parties, less current portion	1,000	—
Deferred income tax payable	9,764	9,806
Total liabilities	34,351	35,542

Stockholders Equity:
Common stock, 30,000 shares authorized, par value $0.01; 12,046 and 12,072 shares issued and outstanding, respectively	120	121
Additional paid-in capital	82,560	82,883
Retained earnings	18,521	23,848
Total stockholders’ equity	101,201	106,852
Total liabilities and stockholders’ equity	$135,552	$142,394

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except earnings per share)
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenue:
Sales, net	$9,636	$10,159	$17,629	$19,665
Service and maintenance income	262	243	540	509
Rental income	5,560	7,222	10,867	14,162
Total revenue	15,458	17,624	29,036	34,336

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	8,402	7,292	14,121	13,962
Cost of service and maintenance, exclusive of depreciation stated separately below	206	137	397	324
Cost of rentals, exclusive of depreciation stated separately below	2,193	2,989	4,273	5,724
Selling expense	325	220	627	398
General and administrative expense	1,049	1,042	2,015	2,064
Depreciation and amortization	1,371	1,810	2,638	3,527
Total operating costs and expenses	13,546	13,490	24,071	25,999

Operating income	1,912	4,134	4,965	8,337

Other income (expense):
Interest expense	(423)	(298)	(923)	(598)
Other income	428	364	568	716
Total other income (expense)	5	66	(355)	118

Income before provision for income taxes	1,917	4,200	4,610	8,455

Provision for income taxes	709	1,554	1,706	3,128

Net income	1,208	2,646	2,904	5,327

Earnings per share:
Basic	$0.10	$0.22	$0.27	$0.44
Diluted	$0.10	$0.22	$0.27	$0.44
Weighted average shares outstanding:
Basic	11,947	12,063	10,812	12,065
Diluted	12,038	12,091	10,882	12,087

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,904	$5,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,638	3,527
Deferred taxes	1,048	42
Employee stock options expensed	146	194
Gain on sale of property and equipment	—	(9)
Changes in current assets and liabilities:
Trade and other receivables	(55)	(995)
Inventory and work in progress	(2,860)	(3,114)
Prepaid expenses and other	175	(107)
Accounts payable and accrued liabilities	1,830	2,970
Current tax liability	—	468
Deferred income	(103)	464
Other	5	4
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,728	8,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,477)	(9,011)
Purchase of short-term investments	(38,988)	(2,050)
Redemption of short-term investments	5,700	3,000
Proceeds from sale of assets	—	34
NET CASH USED IN INVESTING ACTIVITIES	(46,765)	(8,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	838	—
Repayments of long-term debt	(7,732)	(2,753)
Repayments of line of credit	(1,081)	—
Proceeds from exercise of stock options and warrants	97	154
Proceeds from sale of stock, net of transaction costs	47,163	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39,285	(2,599)

NET CHANGE IN CASH	(1,752)	(1,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,271	4,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,519	$2,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$879	$496
Income taxes paid	$658	$2,683

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2007 and June 30, 2006 and the results of our operations for the three and six month periods ended June 30, 2007 and June 30, 2006 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

Recently Issued Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.  See Note 5 for additional information regarding income taxes.

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

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2006, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the quarterly periods ended June 30, 2006 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

A summary of stock option activity under the plan as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2006	174,170	$9.63	8.22	$744

Granted	—	—
Exercised	(20,500)	5.61
Forfeited or expired	(3,000)	14.22

Outstanding, June 30, 2007	150,670	$10.09	7.92	$1,174

Exercisable, June 30, 2007	97,832	$9.06	7.46	$863

No stock options were granted during the six months ended June 30, 2006 and 2007.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the three and six months ended June 30, 2007, were approximately $31 thousand and $170 thousand, respectively.  The Company received cash from the exercise of stock options of approximately $46 thousand and $115 thousand during the three and six months ended June 30, 2007, respectively.  The Company realized an income tax obligation of approximately $65 thousand and $24 thousand from stock options exercised during the three and six months ended June 30, 2007, respectively.

The following table summarizes information about the stock options outstanding at June 30, 2007:
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

$0.00 – 5.58	28,000	5.49	$4.17	28,000	$4.17
5.59 – 9.43	68,670	7.86	8.91	47,332	9.00
9.44 – 16.96	54,000	9.26	14.65	22,500	15.26

$0.00 - 16.96	150,670	7.92	$10.09	97,832	$9.06

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s unvested stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below.

	Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2006	85,838	$9.32

Granted	—	—
Vested	(30,000)	11.17
Forfeited	(3,000)	5.24

Unvested at June 30, 2007	52,838	$8.50

As of June 30, 2007, there was approximately $316 thousand of unrecognized compensation cost related to unvested stock options.  Such cost is expected to be recognized over a weighted-average period of one year.  Total compensation expense for stock options was $73 thousand and $97 thousand for the three months ended June 30, 2006 and 2007, respectively.  Total compensation expense for stock options was $146 thousand and $194 thousand for the six months ended June 30, 2006 and 2007, respectively.  An income tax benefit was recognized of approximately $27 thousand and $36 thousand for the three months ended June 30, 2006 and 2007, respectively.  An income tax benefit was recognized of approximately $54 thousand and $72 thousand for the six months ended June 30, 2006 and 2007, respectively.

 (3) Inventory

Inventory, net of allowance for obsolescence of $347 thousand at December 31, 2006 and June 30, 2007, consisted of the following amounts:

	December 31,	June 30,
	2006	2007

Raw materials	$12,154	$15,081
Finished goods	1,084	772
Work in process	3,705	4,204
	$16,943	$20,057

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended June 30,		Six months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$1,208	$2,646	$2,904	$5,327
Denominator for basic net income per common share:
Weighted average common shares outstanding	11,947	12,063	10,812	12,065

Denominator for diluted net income per share:
Weighted average common shares outstanding	11,947	12,063	10,812	12,065
Dilutive effect of stock options and warrants	91	28	70	22
Diluted weighted average shares	12,038	12,091	10,882	12,087

Earnings per common share:
Basic	$0.10	$0.22	$0.27	$0.44
Diluted	$0.10	$0.22	$0.27	$0.44

(5) Income Taxes

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation FIN 48, the Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the three and six months ended June 30, 2007.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and six months ended June 30, 2007, there were no income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

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

 The Company identifies its segments based upon major revenue sources as follows:

For the three months ended June 30, 2007:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$10,159	$243	$7,222	-	$17,624
Operating costs and expenses	7,292	137	2,989	3,072	13,490
Operating income	$2,867	$106	$4,233	$(3,072)	$4,134
*Segment Assets	$-	$-	$-	$142,394	$142,394

For the three months ended June 30, 2006:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$9,636	$262	$5,560	-	$15,458
Operating costs and expenses	8,402	206	2,193	2,745	13,546
Operating income	$1,234	$56	$3,367	$(2,745)	$1,912
*Segment Assets	$-	$-	$-	$131,476	$131,476

For the six months ended June 30, 2007:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$19,665	$509	$14,162	-	$34,336
Operating costs and expenses	13,962	324	5,724	5,989	25,999
Operating income	$5,703	$185	$8,438	$(5,989)	$8,337
*Segment Assets	$-	$-	$-	$142,394	$142,394

For the six months ended June 30, 2006:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$17,629	$540	$10,867	-	$29,036
Operating costs and expenses	14,121	397	4,273	5,280	24,071
Operating income	$3,508	$143	$6,594	$(5,280)	$4,965
*Segment Assets	$-	$-	$-	$131,476	$131,476
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
**********************

NATURAL GAS SERVICES GROUP, INC.
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our December 31, 2006 Form 10-K/A Report filed with the SEC.  All amounts reported in tables are in thousands of dollars unless otherwise noted.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2007, we had 1,058 natural gas compressors totaling 123,276 horsepower rented to 96 third parties, compared to 870 natural gas compressors totaling 97,837 horsepower rented to 74 third parties at June 30, 2006.

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

We also manufacture a proprietary line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP component products in the fabrication of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators. We also design, fabricate, sell, install and service flare stacks and related ignition and control devices for onshore and offshore incineration of natural gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility, Tulsa, Oklahoma facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of June 30, 2007, we had written maintenance agreements with third parties relating to 46 compressors.  Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

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

Demand for our products and service was strong throughout 2006 and the first half of 2007. We believe demand will remain strong throughout the remainder of 2007 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.

NATURAL GAS SERVICES GROUP, INC.
For fiscal year 2007, our forecasted capital expenditures are $27 to $32 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our public offering of common stock in March 2006, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through the remainder of 2007. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.

Results of Operations

Three months ended June 30, 2006, compared to the three months ended June 30, 2007.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended June 30, 2006 and June 30, 2007.

	Revenue
	Three months Ended June 30,
	2006		2007
Sales	$9,636	62%	$10,159	58%
Service and Maintenance	262	2%	243	1%
Rental	5,560	36%	7,222	41%
Total	$15,458	100%	$17,624	100%

Total revenue increased from $15.5 million to $17.6 million, or 14.0%, for the three months ended June 30, 2007, compared to the same period ended June 30, 2006. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 29.9%, sales revenue increased 5.4% offset by a decrease in service and maintenance revenue of 7.3%.

Rental revenue increased from $5.6 million to $7.2 million, or 29.9%, for the three months ended June 30, 2007, compared to the same period ended June 30, 2006.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,208 compressor packages in its rental fleet, up from 990 units at June 30, 2006.  The rental fleet has a utilization of 87.6% as of June 30, 2007.

Sales revenue increased from $9.6 million to $10.2 million, or 5.4%, for the three months ended June 30, 2007, compared to the same period ended June 30, 2006.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Service and maintenance revenue decreased from $262 thousand to $243 thousand, or 7.3%, for the three months ended June 30, 2007, compared to the same period ended June 30, 2006.

The overall operating margin percentage increased to 23.5% for the three months ended June 30, 2007, from 12.4% for the same period ended June 30, 2006.  This was mainly the result of the changes in the margins for equipment and parts sales which averaged only 12.8% for the second quarter of 2006 compared to 28.2% in second quarter of 2007.

Selling expense decreased from $325 thousand to $220 thousand or 32.3% for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006. This decrease is the result of decreased commissions and salaries from personnel changes to our sales force and increased sales to long-term customers.

General and administrative expenses remained flat at $1.0 million or a .7% change for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006.

Depreciation and amortization expense increased from $1.4 million, to $1.8 million or 32.0% for the three months ended June 30, 2007, as compared to the same period ended June 30, 2006.  This increase is the result of 218 new gas compressor rental units added to the rental fleet from June 30, 2006 to June 30, 2007, thus increasing the depreciable base.

Other income net of other expense decreased $64 thousand for the three months ended June 30, 2007, compared to the same period ended June 30, 2006. This decrease is mainly the result of reduced interest income from our short-term investments.

NATURAL GAS SERVICES GROUP, INC.
Interest expense decreased 29.6% for the three months ended June 30, 2007, compared to the same period ended June 30, 2006, mainly due to decreased loan balances financing rental equipment.

Provision for income tax increased from $709 thousand, to $1.6 million or 119.2%, for the three months ended June 30, 2007, compared to the same period ended June 30, 2006.  This increase is the result of the increase in taxable income.

Six months ended June 30, 2006, compared to the six months ended June 30, 2007.

The table below shows our revenues and percentage of total revenues of each of our segments for the six months ended June 30, 2006 and June 30, 2007.

	Revenue
	Six months Ended June 30,
	2006		2007
Sales	$17,629	61%	$19,665	57%
Service and Maintenance	540	2%	509	2%
Rental	10,867	37%	14,162	41%
Total	$29,036	100%	$34,336	100%

Total revenue increased from $29.0 million to $34.3 million, or 18.3%, for the six months ended June 30, 2007, compared to the same period ended June 30, 2006. This was mainly the result of increased rental revenue and additional compressor sales. Rental revenue increased 30.3%, sales revenue increased 11.5% and offset by a decrease in service and maintenance revenue of 5.7%.

Rental revenue increased from $10.9 million to $14.2 million, or 30.3%, for the six months ended June 30, 2007, compared to the same period ended June 30, 2006.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,208 compressor packages in its rental fleet, up from 990 units at June 30, 2006.  The rental fleet has a utilization of 87.6% as of June 30, 2007.

Sales revenue increased from $17.6 million to $19.7 million, or 11.5%, for the six months ended June 30, 2007, compared to the same period ended June 30, 2006.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Service and maintenance revenue decreased from $540 thousand to $509 thousand, or 5.7%, for the six months ended June 30, 2007, compared to the same period ended June 30, 2006.

The overall operating margin percentage increased to 24.3% for the six months ended June 30, 2007, from 17.1% for the same period ended June 30, 2006.  This was mainly the result of the changes in margins for equipment and parts sales which averaged only 19.9% for the second quarter of 2006 compared to 29.0% in second quarter of 2007.

Selling expense decreased from $627 thousand, to $398 thousand or 36.5% for the six months ended June 30, 2007, as compared to the same period ended June 30, 2006.  This decrease is the result of decreased commissions and salaries from personnel changes to our sales force and increased sales to long-term customers.

General and administrative expenses increased from $2.0 million, to $2.1 million or 2.4% for the six months ended June 30, 2007, as compared to the same period ended June 30, 2006.  This increase is the result of increased Sarbanes-Oxley expenses offset by a decrease in officer salaries and bonuses.

Depreciation and amortization expense increased 33.7% from $2.6 million, to $3.5 million for the six months ended June 30, 2007, compared to the same period ended June 30, 2006.  This increase was the result of 218 new gas compressor rental units being added to the rental fleet from June 30, 2006 to June 30, 2007, thus increasing the depreciable base.

Other income net of other expense increased by $148 thousand for the six months ended June 30, 2007, compared to the same period ended June 30, 2006. This increase is mainly the result of additional interest income from our short-term investment account.

Interest expense decreased 35.2% for the six months ended June 30, 2007, compared to the same period ended June 30, 2006, mainly due from amortization of loan balances financing rental equipment.

NATURAL GAS SERVICES GROUP, INC.
Provision for income tax increased from $1.7 million to $3.1 million or 83.4% for the six months ended June 30, 2007, compared to the same period ended June 30, 2006.  This increase is the result of the increase in taxable income.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in the Company's Form 10-K/A for the year ended December 31, 2006.  There have been no significant changes in the six months ended June 30, 2007.

Recently Issued Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.

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

Liquidity and Capital Resources

The following represents the Company’s working capital position as of December 31, 2006 and June 30, 2007.

	December 31, 2006	June 30, 2007
Current Assets:
Cash & cash equivalents	$4,391	$2,536
Short-term investments	25,052	24,102
Trade accounts receivable	8,463	9,458
Inventory	16,943	20,057
Prepaid expenses and other	321	428
Total current assets	$55,170	$56,581

Current Liabilities:
Current portion of long-term debt	$4,442	$4,378
Accounts payable & accrued liabilities	4,914	7,884
Current portion of tax liability	1,056	1,524
Deferred income	225	689
Total current liabilities	$10,637	$14,475

Total working capital	$44,533	$42,106

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2007, we invested $9.0 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and public offering proceeds. In addition, we have repaid $2.8 million of our existing debt.

NATURAL GAS SERVICES GROUP, INC.
Cash flows

At June 30, 2007, we had cash, cash equivalents and short-term investments of $26.6 million compared to $29.4 million at December 31 2006. We had working capital of $42.1 million at June 30, 2007 compared to $44.5 million at December 31, 2006. At June 30, 2007, our total debt was $15.6 million of which $4.4 million was classified as current compared to $18.4 million and $4.4 million, respectively at December 31, 2006. We had positive net cash flow from operating activities of $8.8 million during the first six months of 2007 compared to $5.7 million for the first six months of 2006.  This was primarily from net income of $5.3 million and an increase in accounts payable and accrued liabilities of $3.0 million, offset by an increase in inventory of $3.1 million and the add back of depreciation and amortization of $3.5 million during the six months ended June 30, 2007.

Accounts receivable increased $995 thousand to $9.5 million at June 30, 2007 as compared to $8.5 million at December 31, 2006. At the end of the second quarter of 2007, the average of aged accounts receivable increased to 51 days outstanding compared to 49 days outstanding at the end of year December 31, 2006.

Inventory increased $3.1 million to $20.1 million as of June 30, 2007, as compared to $16.9 million as of December 31, 2006. This increase is mainly the result of an increase in raw materials and work in progress associated with several custom compressor units and increased production of rental units.

Long-term debt decreased $2.8 million to $15.6 million at June 30, 2007, compared to $18.4 million at December 31, 2006. The current portion of long-term debt remained at $4.4 million for both June 30, 2007 and December 31, 2006.

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

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
	2007(1)	2008	2009	2010	2011	Thereafter	Total
Credit facility (secured)	$1,689	$3,378	$3,378	$3,378	$2,816	-	$14,639
Interest on credit facility(2)	549	885	591	338	106	-	2,469
Subordinated debt	-	1,000	-	-	-	-	1,000
Facilities and office leases	82	63	15	14	15	38	227
Purchase obligations	-	-	-	-	-	-	-
Total	$2,320	$5,326	$3,984	$3,730	$2,937	$38	$18,335

(1)	For the six months remaining in 2007.
(2)	Assumes no change in the interest rate.

Merger and Consolidation-Screw Compression Systems, Inc.

      On June 25, 2007, we entered into Articles of Merger with our wholly subsidiary, Screw Compressors Systems Inc (SCS).  On June 30,2007, all of the issued and outstanding shares of common stock of SCS, all of which were held by the Company, were cancelled without consideration and SCS was merged into the Company.  The purpose of the merger was to consolidate and simplifyour internal accounting and tax reporting functions.

NATURAL GAS SERVICES GROUP, INC.
Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include an un-drawn letter of credit and operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Please refer to and read “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of June 30, 2007, and were determined based upon interest rates currently available to us for borrowings with similar terms.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, one of which has been updated as set forth below.

Our current debt level is high and may negatively impact our current and future financial stability.

As of June 30, 2007, we had an aggregate of approximately $15.6 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $1.0 million, and accounts payable and accrued expenses of approximately $7.9 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

·	our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;

·	a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for other purposes; and

·	our significant leverage could make us more vulnerable to economic downturns.

Interest rate risk

Our Loan Agreement provides for a fixed interest rate of 7.5% for our term loan facility and our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of June 30, 2007, we were not using any derivatives to manage interest rate risk.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 19, 2007.  At the meeting, the following three individuals were elected to serve as directors of Natural Gas Services Group, Inc. until the 2010 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) John W. Chisholm, (2) Paul D. Hensley, and (3) Richard L. Yadon.  Set forth below is a tabulation of votes with respect to each nominee for director.

Name	Votes Cast For	Votes Withheld
John W. Chisholm	10,997,440	412,334
Paul D. Hensley	11,300,269	109,505
Richard L. Yadon	10,908,290	501,484

The stockholders voted upon and approved the reappointment of Hein & Associates, LLP as independent auditors for the year ending December 31, 2007.  Set forth below is a tabulation of votes with respect to the reappointment of Hein & Associates, LLP:

Votes For	Votes Against	Votes Abstained	Non Votes
11,120,478	276,763	12,533	-

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

10.8
First Amended and Restated Loan Agreement between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated March 27, 2003 and filed with the Securities and Exchange Commission on April 14, 2003)

NATURAL GAS SERVICES GROUP, INC.
Exhibit No.                                                                           Description

10.9
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.10
Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.11
Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.12
Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.13
Third Amended and Restated Loan Agreement dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc.  and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.14
Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.15
Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.16
Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc.  payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.17
Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.18
Modification Agreement, dated as of  January 3, 2005, by and between Natural Gas Services Group, Inc.  and Western National Bank  (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.19
Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.20
Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.21
Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission January 6, 2006)

10.22
First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

NATURAL GAS SERVICES GROUP, INC.
Exhibit No.	Description

10.23
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.24
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.25
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.26
Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc.  payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.27
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.28
Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.29
Guaranty Agreement dated as of January 3, 2006, and made by Screw Compression Systems, Inc.  for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.30
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

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

August 7, 2007

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