Form 10-Q
period 2007-09-30
NATURAL GAS SERVICES GROUP INC
filed 2007-11-06
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value	12,081,334

NATURAL GAS SERVICES GROUP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	Page 1

Unaudited Condensed Consolidated Income Statements	Page 2

Unaudited Condensed Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Consolidated Financial Statements	Page 4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 15

Item 4. Controls and Procedures	Page 15

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 16

Item 1A. Risk Factors	Page 16

Item 6. Exhibits	Page 17

Signatures	Page 20

NATURAL GAS SERVICES GROUP, INC.

Item 1.  Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)
	December 31, 2006	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,391	$2,022
Short-term investments	25,052	22,899
Trade accounts receivable, net of doubtful accounts of $110 each period	8,463	7,747
Inventory, net of allowance for obsolescence of $347 each period	16,943	21,122
Prepaid expenses and other	321	530
Total current assets	55,170	54,320

Rental equipment, net of accumulated depreciation of $11,320 and $15,299, respectively	59,866	70,782
Property and equipment, net of accumulated depreciation of $3,679 and $4,557, respectively	6,714	6,254
Goodwill, net of accumulated amortization $325 each period	10,039	10,039
Intangibles, net of accumulated amortization of $819 and $1,063, respectively	3,650	3,406
Other assets	113	56
Total assets	$135,552	$144,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$3,442	$3,378
Current portion subordinated notes-related parties	1,000	1,000
Accounts payable	2,837	3,807
Accrued liabilities	2,077	3,297
Current portion of tax liability	1,056	373
Deferred income	225	246
Total current liabilities	10,637	12,101

Long-term debt, less current portion	12,950	10,417
Subordinated notes-related parties, less current portion	1,000	—
Deferred income tax payable	9,764	11,970
Total liabilities	34,351	34,488

Stockholders’ Equity:
Common stock, 30,000 shares authorized, par value $0.01; 12,046 and 12,072 shares issued and outstanding, respectively	120	121
Additional paid-in capital	82,560	83,063
Retained earnings	18,521	27,185
Total stockholders’ equity	101,201	110,369
Total liabilities and stockholders’ equity	$135,552	$144,857

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except earnings per share)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenue:
Sales, net	$10,880	$10,574	$28,509	$30,239
Service and maintenance income	209	220	749	729
Rental income	6,041	7,857	16,908	22,019
Total revenue	17,130	18,651	46,166	52,987

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	8,351	6,894	22,472	20,856
Cost of service and maintenance, exclusive of depreciation stated separately below	170	132	567	456
Cost of rentals, exclusive of depreciation stated separately below	2,240	3,161	6,513	8,885
Selling, general and administrative expense	1,182	1,311	3,824	3,773
Depreciation and amortization	1,497	1,921	4,135	5,448
Total operating costs and expenses	13,440	13,419	37,511	39,418

Operating income	3,690	5,232	8,655	13,569

Other income (expense):
Interest expense	(385)	(281)	(1,308)	(879)
Other income	447	346	1,015	1,062
Total other income (expense)	62	65	(293)	183

Income before provision for income taxes	3,752	5,297	8,362	13,752

Provision for income taxes	1,388	1,960	3,094	5,088

Net income	2,364	3,337	5,268	8,664

Earnings per share:
Basic	$0.20	$0.28	$0.47	$0.72
Diluted	$0.20	$0.28	$0.47	$0.72
Weighted average shares outstanding:
Basic	11,960	12,072	11,199	12,067
Diluted	12,046	12,091	11,264	12,086

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,268	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,135	5,448
Deferred taxes	2,215	2,259
Employee stock options expensed	218	292
Gain on sale of property and equipment	(17)	(1)
Changes in current assets and liabilities:
Trade and other receivables	(1,823)	716
Inventory and work in progress	(298)	(4,179)
Prepaid expenses and other	106	(209)
Accounts payable and accrued liabilities	1,475	2,190
Current tax liability	—	(683)
Deferred income	33	21
Other	(94)	30
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,218	14,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,583)	(15,676)
Purchase of short-term investments	(37,905)	(2,347)
Redemption of short-term investments	8,700	4,500
Proceeds from sale of assets	32	44
NET CASH USED IN INVESTING ACTIVITIES	(50,756)	(13,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	68	—
Proceeds from line of credit	1,375	—
Repayments of long-term debt	(8,695)	(3,597)
Repayments of line of credit	(1,675)	—
Proceeds from exercise of stock options and warrants	226	159
Proceeds from sale of stock, net of transaction costs	47,163	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,462	(3,438)

NET CHANGE IN CASH	(1,076)	(2,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,271	4,391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,195	$2,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,146	$942
Income taxes paid	$879	$3,546

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2007 and September 30, 2006 and the results of our operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2006 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Unless otherwise noted, amounts reported in tables are in thousands, except per share data and stock option data.

    On June 25, 2007, we entered into Articles of Merger with our wholly owned subsidiary, Screw Compression Systems, Inc. (SCS).  On June 30, 2007, all of the issued and outstanding shares of common stock for SCS, all of which the we held, were cancelled without consideration and SCS was merged into our company.  The purpose of the merger was to consolidate and simplify our internal accounting and tax reporting functions.  There was no impact to the consolidated financial statment for this merger.

Short-Term investments

Short-term investments consist primarily of government and corporate bonds with original maturities of ninety days to one year.

Revenue recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the term of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

Recently Issued Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing, in the financial statements, tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.  See Note 5 for additional information regarding income taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting this Statement.

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2006, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the quarterly periods ended September 30, 2006 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

A summary of stock option activity under our 1998 Stock Option plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2006	174,170	$9.63	8.22	$744

Granted	7,500	15.60
Exercised	(21,168)	5.67
Forfeited or expired	(4,334)	12.15

Outstanding, September 30, 2007	156,168	$10.39	7.79	$1,060

Exercisable, September 30, 2007	102,168	$8.99	7.20	$836

We granted employee stock options on August 13, 2007.  There were no options granted during the nine months ended September 30, 2006.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of stock options exercised during the three and nine months ended September 30, 2007, were approximately $6 thousand and $176 thousand, respectively.  We received cash from the exercise of stock options of approximately $5 thousand and $120 thousand during the three and nine months ended September 30, 2007, respectively.  We realized an income tax net deduction of approximately $1 thousand and $52 thousand from stock options exercised during the three and nine months ended September 30, 2007, respectively.

NATURAL GAS SERVICES GROUP, INC.

The following table summarizes information about the stock options outstanding at September 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

$0.00 – 5.58	28,000	5.24	$4.17	28,000	$4.17
5.59 – 9.43	66,668	7.63	8.95	51,668	8.87
9.44 – 16.96	61,500	9.11	14.77	22,500	15.26

$0.00 - 16.96	156,168	7.79	$10.39	102,168	$8.99

A summary of the status of our unvested stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below.

	Number of Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2006	85,838	$9.32

Granted	7,500	5.71
Vested	(35,671)	10.11
Forfeited	(3,667)	5.12

Unvested at September 30, 2007	54,000	$8.57

As of September 30, 2007, there was approximately $261 thousand of unrecognized compensation cost related to unvested stock options.  Such cost is expected to be recognized over a weighted-average period of one year.  Total compensation expense for stock options was $73 thousand and $99 thousand for the three months ended September 30, 2006 and 2007, respectively.  Total compensation expense for stock options was $146 thousand and $292 thousand for the nine months ended September 30, 2006 and 2007, respectively.  An income tax benefit was recognized of approximately $27 thousand and $37 thousand for the three months ended September 30, 2006 and 2007, respectively.  An income tax benefit was recognized of approximately $81 thousand and $108 thousand for the nine months ended September 30, 2006 and 2007, respectively.

 (3) Inventory

Inventory, net of allowance for obsolescence of $347 thousand at December 31, 2006 and September 30, 2007, consisted of the following amounts:

	December 31,	September 30,
	2006	2007

Raw materials	$12,154	$15,511
Finished goods	1,084	772
Work in process	3,705	4,839
	$16,943	$21,122

NATURAL GAS SERVICES GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$2,364	$3,337	$5,268	$8,664
Denominator for basic net income per common share:
Weighted average common shares outstanding	11,960	12,072	11,199	12,067

Denominator for diluted net income per share:
Weighted average common shares outstanding	11,960	12,072	11,199	12,067
Dilutive effect of stock options and warrants	86	19	65	19
Diluted weighted average shares	12,046	12,091	11,264	12,086

Earnings per common share:
Basic	$0.20	$0.28	$0.47	$0.72
Diluted	$0.20	$0.28	$0.47	$0.72

(5) Income Taxes

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. We had no material unrecognized income tax assets or liabilities at the date of adoption or during the three and nine months ended September 30, 2007.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three and nine months ended September 30, 2007, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2003.  We are not currently involved in any income tax examinations.

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

 We identify our segments based upon major revenue sources as follows:

For the three months ended September 30, 2007:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$10,574	$220	$7,857	-	$18,651
Operating costs and expenses	6,894	132	3,161	3,232	13,419
Operating income	$3,680	$88	$4,696	$(3,232)	$5,232
*Segment Assets	$-	$-	$-	$144,857	$144,857

For the three months ended September 30, 2006:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$10,880	$209	$6,041	-	$17,130
Operating costs and expenses	8,351	170	2,240	2,679	13,440
Operating income	$2,529	$39	$3,801	$(2,679)	$3,690
*Segment Assets	$-	$-	$-	$134,039	$134,039

For the nine months ended September 30, 2007:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$30,239	$729	$22,019	-	$52,987
Operating costs and expenses	20,856	456	8,885	9,221	39,418
Operating income	$9,383	$273	$13,134	$(9,221)	$13,569
*Segment Assets	$-	$-	$-	$144,857	$144,857

For the nine months ended September 30, 2006:
	Sales	Service & Maintenance	Rental	Corporate	Total
Revenue	$28,509	$749	$16,908	-	$46,166
Operating costs and expenses	22,472	567	6,513	7,959	37,511
Operating income	$6,037	$182	$10,395	$(7,959)	$8,655
*Segment Assets	$-	$-	$-	$134,039	$134,039
* Management does not track assets by segment

(7)  Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  We are not currently a party to any material pending legal proceedings.  We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

(8)  Subsequent Event

We are pursuing the purchase of an existing manufacturing facility in Midland, Texas.  This facility would expand our current manufacturing capabilities.  We will relocate our corporate office to a professional building located in the downtown area of Midland, Texas.

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of 9 to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid one month in advance and include maintenance of the rented compressors. As of September 30, 2007, we had 1,136 natural gas compressors totaling 132,147 horsepower rented to 92 third parties, compared to 909 natural gas compressors totaling 105,213 horsepower rented to 85 third parties at September 30, 2006.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves the purchase of engines, compressors, coolers and other components, and then assembling these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

We also manufacture a proprietary line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP components in the fabrication of compressor units for sale or rental. We also sell the finished component products to other compressor fabricators. We design, fabricate, sell, install and service flare stacks and related ignition and control devices for onshore and offshore incineration of natural gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility, Tulsa, Oklahoma facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

We provide service and maintenance to our customers under written maintenance contracts or on an “as required” basis in the absence of a service contract. As of September 30, 2007, we had written maintenance agreements with third parties relating to 46 compressors.  Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

The oil and gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for natural gas and the corresponding changes in commodity prices. As demand and prices increase, oil and gas producers increase their capital expenditures for drilling, development and production activities. The increased capital expenditures generally result in greater revenues and profits for services and equipment companies.

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

Demand for our products and service was strong throughout 2006 and the first nine months of 2007. We believe demand will remain strong throughout the remainder of 2007 and 2008 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.

NATURAL GAS SERVICES GROUP, INC.

For fiscal year 2007, our forecasted capital expenditures are $24 to $27 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our public offering of common stock in March 2006, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through the remainder of 2007. We may further require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.

Results of Operations

Three months ended September 30, 2006, compared to the three months ended September 30, 2007.

The table below shows our revenues and percentage of total revenues for each of our segments for the three months ended September 30, 2006 and September 30, 2007.

	Revenue
	Three months Ended September 30,
	2006		2007
Sales	$10,880	64%	$10,574	57%
Service and Maintenance	209	1%	220	1%
Rental	6,041	35%	7,857	42%
Total	$17,130	100%	$18,651	100%

Total revenue increased from $17.1 million to $18.7 million, or 8.9%, for the three months ended September 30, 2007, compared to the same period ended September 30, 2006. This was mainly the result of increased rental revenue of 30.1%, service and maintenance revenue of 5.3%, the total being offset by a decrease in sales revenue of 2.8%. This decrease was due to the sales of $1.5 million of rental equipment to an existing customer during the three months ended September 30, 2006.  Excluding the sales of rental equipment, the compressor unit sales actually increased $1.2 million, or 12.8%, for the three months ended September 30, 2007 compared to the same period ended September 30, 2006.

Rental revenue increased from $6.0 million to $7.9 million, or 30.1%, for the three months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase was the result of additional units added to our rental fleet and rented to third parties.  We ended the period with 1,277 compressor packages in its rental fleet, up from 1,052 units at September 30, 2006.  The rental fleet has a utilization of 89.0% as of September 30, 2007.

Sales revenue decreased from $10.9 million to $10.6 million, or 2.8%, for the three months ended September 30, 2007, compared to the same period ended September 30, 2006.  This apparent decrease was due to the inflated sales of $1.5 million of rental equipment to an existing customer during the three months ended September 30, 2006.  Excluding the sales of rental equipment, the compressor unit sales actually increased $1.2 million, or 12.8%, for the three months ended September 30, 2007 compared to the same period ended September 30, 2006.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Service and maintenance revenue increased from $209 thousand to $220 thousand, or 5.3%, for the three months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase was mainly the result of additional activity in our New Mexico area.

The overall operating margin percentage increased to 28.1% for the three months ended September 30, 2007, from 21.5% for the same period ended September 30, 2006.  This was mainly the result of improvements in our sales margins were 23.2% for the third quarter of 2006 compared to 34.8% in third quarter of 2007.  The improvement in margins resulted from refinements in our quote process and and the use of more frequent overhead calculations.

Selling, general and administrative expenses increased from $1.2 million to $1.3 million, or 10.9%, for the three months ended September 30, 2007, as compared to the same period ended September 30, 2006.  This increase was mainly the result of increase in the officer salaries category because we filled some vacancies.

Depreciation and amortization expense increased from $1.5 million to $1.9 million, or 28.3%, for the three months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase is the result of 225 new gas compressor rental units added to the rental fleet from September 30, 2006 to September 30, 2007, thus increasing the depreciable base.

NATURAL GAS SERVICES GROUP, INC.

Other income net of other expense decreased $101 thousand for the three months ended September 30, 2007, compared to the same period ended September 30, 2006. This decrease is mainly the result of reduced interest income from our short-term investments.  Short-term investments declined from the use of funds to build rental equipment, which has been and remains the intended purpose.

Interest expense decreased 27.0% for the three months ended September 30, 2007, compared to the same period ended September 30, 2006, mainly due to decreased loan balances financing rental equipment. The loan balances decreased from the amortization of the debt.  There were no additional borrowings during the quarter ended September 30, 2007.

Provision for income tax increased from $1.4 million to $2.0 million, or 41.2%, for the three months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase is the result of an increase in taxable income.

Nine months ended September 30, 2006, compared to the nine months ended September 30, 2007.

The table below shows our revenues and percentage of total revenues of each of our segments for the nine months ended September 30, 2006 and September 30, 2007.

	Revenue
	Nine months Ended September 30,
	2006		2007
Sales	$28,509	62%	$30,239	57%
Service and Maintenance	749	1%	729	1%
Rental	16,908	37%	22,019	42%
Total	$46,166	100%	$52,987	100%

Total revenue increased from $46.2 million to $53.0 million, or 14.8%, for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006. This was mainly the result of increased rental revenue of 30.2%, sales revenue of 6.1%, the total being offset by a decrease in service and maintenance revenue of 2.7%.

Rental revenue increased from $16.9 million to $22.0 million, or 30.2%, for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase was the result of additional units added to our rental fleet and rented to third parties.  We ended the period with 1,277 compressor packages in its rental fleet, up from 1,052 units at September 30, 2006.  The rental fleet has a utilization of 89.0% as of September 30, 2007.

Sales revenue increased from $28.5 million to $30.2 million, or 6.1%, for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  Sales revenue for the nine months ended September 30, 2006 included $4.2 million in sales of rental equipment to an existing rental customer.  Excluding the rental equipment sales, actual unit sales increased $5.9 million, or 23.8%, for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Service and maintenance revenue decreased from $749 thousand to $729 thousand, or 2.7%, for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  This decrease was expected because the company does not intend to pursue third party service work.

The overall operating margin percentage increased to 25.6% for the nine months ended September 30, 2007, from 18.8% for the same period ended September 30, 2006.  This was mainly the result of refinements in the quote process and more frequent overhead calculations.  The overall operating margin increased from 21.2% for the nine months ended September 30, 2006 compared to 31.0% for same period ended September 30, 2007.

Selling, general and administrative expenses remained flat at $3.8 million for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  This was expected because late in 2006 we had a reduction in our sales force from resignations, therefore our commissions expense did not increase with sales.

NATURAL GAS SERVICES GROUP, INC.

Depreciation and amortization expense increased 31.8% from $4.1 million to $5.4 million for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase was the result of 225 new gas compressor rental units being added to the rental fleet from September 30, 2006 to September 30, 2007, thus increasing the depreciable base.

Other income net of other expense increased by $47 thousand for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006. This increase is mainly the result of additional interest income from our short-term investment account.

Interest expense decreased 32.8% for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006, mainly due to decreased loan balances financing rental equipment. Our loan balances decreased from the amortization of debt.  There were no additional borrowings during the nine months ended September 30, 2007.

Provision for income tax increased from $3.1 million to $5.1 million, or 64.4%, for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006.  This increase is the result of an increase in taxable income.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in our Form 10-K/A for the year ended December 31, 2006.  There have been no significant changes in the nine months ended September 30, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting this Statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting this Statement.

NATURAL GAS SERVICES GROUP, INC.

Liquidity and Capital Resources

The following represents our working capital position as of December 31, 2006 and September 30, 2007.

	December 31, 2006	September 30, 2007
Current Assets:
Cash & cash equivalents	$4,391	$2,022
Short-term investments	25,052	22,899
Trade accounts receivable	8,463	7,747
Inventory	16,943	21,122
Prepaid expenses and other	321	530
Total current assets	$55,170	$54,320

Current Liabilities:
Current portion of long-term debt	$4,442	$4,378
Accounts payable & accrued liabilities	4,914	7,104
Current portion of tax liability	1,056	373
Deferred income	225	246
Total current liabilities	$10,637	$12,101

Total working capital	$44,533	$42,219

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to service debt and fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2007, we invested $15.7 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and public offering proceeds. In addition, we have repaid $3.6 million of our existing debt.

Cash flows

At September 30, 2007, we had cash, cash equivalents and short-term investments of $24.9 million compared to $29.4 million at December 31 2006. We had working capital of $42.2 million at September 30, 2007 compared to $44.5 million at December 31, 2006. At September 30, 2007, our total debt was $14.8 million of which $4.4 million was classified as current compared to $18.4 million and $4.4 million, respectively at December 31, 2006. We had positive net cash flow from operating activities of $14.5 million during the first nine months of 2007 compared to $11.2 million for the first nine months of 2006.  This was primarily from net income of $8.7 million and an increase in accounts payable and accrued liabilities of $2.2 million, offset by an increase in inventory of $4.2 million and the add back of depreciation and amortization of $5.4 million during the nine months ended September 30, 2007.

Accounts receivable decreased $716 thousand to $7.7 million at September 30, 2007 as compared to $8.5 million at December 31, 2006. At the end of the third quarter of 2007, the average of aged accounts receivable decreased to 41 days outstanding compared to 49 days outstanding at the end of year December 31, 2006.

Inventory increased $4.2 million to $21.1 million as of September 30, 2007, as compared to $16.9 million as of December 31, 2006. This increase is mainly the result of an increase in raw materials and work in progress associated with the production of third party compressor sales and rental units. Our service facilities inventories have increased as the result of an increase in our rental fleet.

Long-term debt decreased $3.6 million to $14.8 million at September 30, 2007, compared to $18.4 million at December 31, 2006. The current portion of long-term debt remained at $4.4 million for both September 30, 2007 and December 31, 2006.

NATURAL GAS SERVICES GROUP, INC.

Subordinated Debt-Related Parties

We have subordinated debt, which is included in the current portion of long-term debt. The $3.0 million principal amount of this debt is in the form of promissory notes issued to the three stockholders of Screw Compression Systems, Inc., or "SCS", who are currently employed by us, as part of the consideration for the acquisition of SCS, a former subsidiary. The principal of each note is payable in three equal annual installments, which commenced on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of each note is payable on the same dates as, and in addition to, the installments of principal. To secure payment of these notes, our bank lender issued letters of credit for the benefit of the holders in the aggregate amount $2.0 million.  On February 3, 2007, the face amount of the letter of credit was reduced by one-half and is currently $1.0 million. On January 3, 2007, we paid the second installment of the annual payments in the amount of $1.0 million in principal. The current balance of these notes is $1.0 million.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Periods (in thousands of dollars)
	2007(1)	2008	2009	2010	2011	Thereafter	Total
Credit facility (secured)	$845	$3,378	$3,378	$3,378	$2,816	$-	$13,795
Interest on credit facility(2)	259	884	591	338	106	-	2,178
Subordinated debt	-	1,000	-	-	-	-	1,000
Facilities and office leases	41	56	8	7	7	19	138
Purchase obligations	-	-	-	-	-	-	-
Total	$1,145	$5,318	$3,977	$3,723	$2,929	$19	$17,111

(1)	For the three months remaining in 2007.
(2)	Assumes no change in the interest rate.

Merger and Consolidation-Screw Compression Systems, Inc.

        On June 25, 2007, we entered into Articles of Merger with our wholly owned subsidiary, SCS.  On June 30, 2007, all of the issued and outstanding shares of common stock for SCS, all of which the we held, were cancelled without consideration and SCS was merged into our company.  The purpose of the merger was to consolidate and simplify our internal accounting and tax reporting functions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include an un-drawn letter of credit and operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of September 30, 2007, and were determined based upon interest rates currently available to us for borrowings with similar terms.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of certain members of Natural Gas Services Group, Inc’s management, the chief executive officer and the vice-president of accounting evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for Natural Gas Services Group, Inc. as of the end of the period covered by this report.  Based on this evaluation, the chief executive officer and vice-president of accounting concluded that, as of the end of the period covered by this report, Natural Gas Services Group, Inc’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Natural Gas Services Group, Inc. in the reports that it files under the Exchange Act is collected, processed and disclosed within the time periods specified in the SEC’s rules and forms.

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

As of September 30, 2007, we had an aggregate of approximately $14.8 million of outstanding indebtedness, not including outstanding letters of credit in the aggregate face amount of $1.0 million, and accounts payable and accrued expenses of approximately $7.1 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

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

Interest rate risk

Our Loan Agreement provides for a fixed interest rate of 7.5% for our term loan facility and our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of September 30, 2007, we were not using any derivatives to manage interest rate risk.

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

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.14, 10.15, 10.16, 10.23, 10.24, 10.26 and 10.27).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 as filed with the SEC on September 26, 2006)

10.2	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.3	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.4	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.5	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.7	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit10.13 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.                                                                           Description

10.8
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.9
Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.10
Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.11
Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.12
Third Amended and Restated Loan Agreement dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc.  and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.13
Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.14
Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.15
Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc.  payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.16
Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.17
Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc.  and Western National Bank  (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.18
Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.19
Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.20
Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission January 6, 2006)

10.21
First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.22
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.23
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc.,  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated September 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.24
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.25
Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc.  payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated September 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.26
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.27
Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.28
Guaranty Agreement dated as of January 3, 2006, and made by Screw Compression Systems, Inc.  for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.29
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

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

November 6, 2007

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

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.14, 10.15, 10.16, 10.23, 10.24, 10.26 and 10.27).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 as filed with the SEC on September 26, 2006)

10.2	Form of Series A 10% Subordinated Notes due December 31, 2006 (Incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.3	Form of Five-Year Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.4	Warrants issued to Berry-Shino Securities, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.5	Warrants issued to Neidiger, Tucker, Bruner, Inc. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.6	Form of warrant issued in March 2001 for guaranteeing debt (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.7	Form of warrant issued in April 2002 for guaranteeing debt (Incorporated by reference to Exhibit10.13 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

10.8
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2004)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.9
Second Amended and Restated Loan Agreement, dated November 3, 2003, between the Registrant and Western National Bank (Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2004)

10.10
Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.11
Stock Purchase Agreement, dated October 18, 2004, by and among the Registrant, Screw Compression Systems, Inc., Paul D. Hensley, Jim Hazlett and Tony Vohjesus (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated October 18, 2004 and filed with the Securities and Exchange Commission on October 21, 2004)

10.12
Third Amended and Restated Loan Agreement dated as of January 3, 2005, among Natural Gas Services Group, Inc., Screw Compression Systems, Inc.  and Western National Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.13
Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.14
Employment Agreement between William R. Larkin and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.15
Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc.  payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.16
Fourth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 14, 2005, and filed with the Securities and Exchange Commission on March 18, 2005)

10.17
Modification Agreement, dated as of January 3, 2005, by and between Natural Gas Services Group, Inc.  and Western National Bank  (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.18
Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.19
Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.20
Fifth Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2006 and filed with the Securities and Exchange Commission January 6, 2006)

10.21
First Modification to Fourth Amended and Restated Loan Agreement (Incorporated by reference Exhibit 10.1 of the Registrant’s Form 8-K dated May 1, 2005 and filed with Securities and Exchange Commission May 13, 2005)

10.22
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

NATURAL GAS SERVICES GROUP, INC.

Exhibit No.	Description

10.23
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated September 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.24
Stockholders Agreement, dated January 3, 2005 among Paul D. Hensley, Tony Vohjesus, Jim Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K Report, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.25
Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc.  payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated September 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.26
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.27
Sixth Amended and Restated Loan Agreement, dated as of January 3, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.28
Guaranty Agreement dated as of January 3, 2006, and made by Screw Compression Systems, Inc.  for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.29
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certifications

*31.2	Certifications

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.