Form 10-K
period 2007-12-31
NATURAL GAS SERVICES GROUP INC
filed 2008-03-07
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
[ ] Transition Report Pursuant to Section 13 of 15(d) of the
Securities Exchange Act of 1934
For the transition period from _______ to _______
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
Yes ☑                 No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer    ☐                                                                Accelerated Filer  ☑                                                      Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 5, 2008 was approximately $250,171,836, based on the closing price of the common stock on the same date.

At March 5, 2008, there were 12,085,000 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•	conditions in the oil and natural gas industry, including the demand for natural gas and fluctuations in the prices of oil and natural gas;

•	competition among the various providers of compression services and products;

•	changes in safety, health and environmental regulations;

•	changes in economic or political conditions in the markets in which we operate;

•	failure of our customers to continue to rent equipment after expiration of the primary rental term;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt;

•	future capital requirements and availability of financing;

•	fabrication and manufacturing costs;

•	general economic conditions;

•	events similar to September 11, 2001; and

•	fluctuations in interest rates.

We believe that it is important to communicate our expectations of future performance to our investors.  However, events may occur in the future that we are unable to accurately predict or that we are unable to control.  When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.

PART I

ITEM 1.                      BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page 7.

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

The vast majority of our rental operations are in non-conventional natural gas regions, which typically have lower initial reservoir pressures and faster well decline rates.  These areas usually require compression to be installed sooner and with greater frequency.

Historically, the majority of our revenue has been derived from our compressor rental business.  In January 2005, we acquired Screw Compression Systems, Inc., or “SCS,” which predominantly focused on the custom fabrication sales business.  By acquiring SCS, we increased our fabrication capacity by over 91 thousand square feet.  We are using this capacity to expand our rental fleet while continuing SCS’ core business of custom fabrication.  On June 30, 2007, we merged SCS into Natural Gas Services Group, Inc.

Natural gas compressors are used in a number of applications for the production and enhancement of gas wells and in gas transportation lines and processing plants.  Compression equipment is often required to boost a well’s production to economically viable levels and enable gas to continue to flow in the pipeline to its destination.

We increased our revenue to $72.5 million in 2007 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $18.6 million from $1.8 million.  Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 1,353 compressors at December 31, 2007.

Net income for the year ended December 31, 2007 increased 61.8% to $12.3 million ($1.01 per diluted share), as compared to $7.6 million ($.66 per diluted share) for the year ended December 31, 2006.

At December 31, 2007, current assets were $55.2 million, which included $245 thousand of cash and $18.7 million in short-term investments.  Current liabilities were $16.6 million, and long-term debt, net of current portion, was $9.6 million.  Our stockholders' equity as of December 31, 2007 was $114.4 million.

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

Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue.  Uncertainty continues to exist as to the direction of future United States and worldwide natural gas and crude oil price trends.  In our opinion, overall natural gas production in the United States is declining. We believe that natural gas is a more environmentally friendly source of energy which  is likely to result in increases in demand.  Being primarily a provider of services and equipment to natural gas producers, we are more significantly impacted by changes in natural gas prices than by changes in crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal.

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

Our Operating Units

The Company identifies its segments based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.  Please refer to Footnote 12 on page F-18 of the Notes to Consolidated Financial Statements.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional gas production.  We provide rental of small to medium horsepower compression equipment to customers under contracts typically having minimum initial terms of six to 24 months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs.  As of December 31, 2007, the utilization rate of our rental fleet was 88.2%.  In 2008, we intend to increase the number of units in our rental fleet by approximately 300 to 350 additional units.

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

As of December 31, 2007, we had 1,353 natural gas compressors in our rental fleet totaling approximately 160,733 horsepower, as compared to 1,111 natural gas compressors totaling approximately 129,158 horsepower at December 31, 2006.  As of December 31, 2007, we had 1,194 natural gas compressors totaling approximately 140,853 horsepower rented to 94 third parties, compared to 974 natural gas compressors totaling approximately 112,718 horsepower rented to 84 third parties at December 31, 2006.

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

Business Strategy

Our intentions to grow our revenue and profitability is based on the following business strategies:

•
Expand rental fleet.  Using our additional fabrication capacity, we intend to increase our market share by expanding our rental fleet by approximately 300 to 350 additional units by the end of 2008.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas production, which is the single largest and fastest growing segment of U.S. gas production according to data from the Energy Information Administration.  As of December 31, 2007, we had 1,194 natural gas compressors rented to third parties.

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

•	Selectively pursue acquisitons. We will continue to evaluate potential acquisitions that would provide us with access to new markets or enhance our current market position.

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

Major Customers

Sales to XTO Energy, Inc. in the year ended December 31, 2005 amounted to 36% of consolidated revenue.  Sales to XTO Energy, Inc. and Energen Resources Corporation  in the year ended December 31, 2006 amounted to 39% and 12% of consolidated revenue, respectively.  Sales to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2007 amounted to 40% and 12% of consolidated revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2005, 2006 or 2007.  XTO Energy, Inc. amounted to 54% and 64% of our accounts receivable as of December 31, 2006 and 2007, respectively.  No other customer amounted to more than 10% of our consolidated accounts receivable as of December 31, 2006 and 2007.  The loss of any one or more of the above customers could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

Sales and Marketing

Our sales force pursues the rental and sales market for compressors and flare equipment and other services in their respective territories.  Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions.  Our sales and marketing strategy is focused on communication with current customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals.  Our sales and marketing personnel coordinate with our operations personnel in order to promptly respond to and address customer needs.  Our overall sales and marketing efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through enhanced product design, fabrication, manufacturing, installation, customer service and support.

Competition

We have a number of competitors in the natural gas compression segment, some of which have greater financial resources.  We believe that we compete effectively on the basis of price, customer service, including the ability to place personnel in remote locations, flexibility in meeting customer needs, and quality and reliability of our compressors and related services.

Compressor industry participants can achieve significant advantages through increased size and geographic breadth.  As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory does not increase commensurately.

Backlog

As of December 31, 2007, we had a sales backlog of approximately $23.3 million.  We expect to fulfill substantially all of the backlog in 2008.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  There can be no assurance, however, that the orders representing such backlog will not be cancelled.

Employees

As of December 31, 2007, we had 270 total employees.  No employees are represented by a labor union and we believe we have good relations with our employees.

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

Our business is generally affected by political developments and by federal, state, foreign and local laws and regulations, which relate to the oil and natural gas industry.  The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase our costs and could have an adverse effect on our operations.  The state and federal environmental laws and regulations that currently apply to our operations could become more stringent in the future.

We have utilized operating and disposal practices that were or are currently standard in the industry.  However, materials such as solvents, thinner, waste paint, waste oil, washdown waters and sandblast material may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors.  In addition, some of these properties have been operated by third parties over whom we have no control either as to such entities' treatment of materials or the manner in which such materials may have been disposed of or released.

The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, commonly known as CERCLA, and comparable state statutes impose strict liability on:

•	owners and operators of sites,

•	persons who disposed of or arranged for the disposal of "hazardous substances" found at sites.

The federal Resource Conservation and Recovery Act and comparable state statutes govern the disposal of "hazardous wastes." Although CERCLA currently excludes certain materials from the definition of "hazardous substances," and the Resource Conservation and Recovery Act also excludes certain materials from regulation, such exemptions by Congress under both CERCLA and the Resource Conservation and Recovery Act may be deleted, limited or modified in the future.  We could become subject to requirements to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties.

The federal Water Pollution Control Act and the Oil Pollution Act of 1990 and implementing regulations govern:

•	the prevention of discharges, including oil and produced water spills, and

•	liability for drainage into waters.

Our operations are also subject to federal, state, and local regulations for the control of air emissions.  The federal Clean Air Act and various state and local laws impose on us certain air quality requirements.  Amendments to the Clean Air Act revised the definition of "major source" such that emissions from both wellhead and associated equipment involved in oil and natural gas production may be added to determine if a source is a "major source." As a consequence, more facilities may become major sources and thus may require us to make increased compliance expenditures.

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

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright.  Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements.  We currently own one United States patent covering certain flare system technologies, which will expire in January 2010.  We do not own any foreign patents.  Although we continue to use the patented technology and consider it useful in certain applications, we do not consider this patent to be material to our business as a whole.

Suppliers and Raw Materials

Fabrication of our rental compressors involves the purchase by us of engines, compressors, coolers and other components, and the assembly of these components on skids for delivery to customer locations.  These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an "as needed" basis, which typically requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules.  Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available.  In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors.  However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sale prices proportionate to any such component price increases.

Glossary of Industry Terms

"coalbed methane" – A natural gas generated during coal formation and provided from coal seams or adjacent sandstones.

"gas shales" – Fine grained rocks where the predominant gas storage mechanism is sorption and gas is stored in volumes that are potentially economic.

"reciprocating compressors" – A reciprocating compressor is a type of compressor which compresses vapor by using a piston in a cylinder and a back-and-forth motion.

"screw compressors" – A type of compressor used in vapor compression where two intermesh rotors create pockets of continuously decreasing volume, in which the vapor is compressed and its pressure is increased.

"tight gas" – A gas bearing sandstone or carbonate matrix (which may or may not contain natural fractures) which exhibits a low-permeability (tight) reservoir.

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

Our revenue is derived from expenditures in the oil and natural gas industry, which, in turn, are based on budgets to explore for, develop and produce oil and natural gas.  If these expenditures decline, our revenue will suffer.  The industry’s willingness to explore for, develop and produce oil and natural gas depends largely upon the prevailing view of future oil and natural gas prices.  Prices for oil and gas historically have been, and are likely to continue to be, highly volatile.  Many factors affect the supply and demand for oil and natural gas and, therefore, influence oil and natural gas prices, including:

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

Risks Associated With Our Company

We might be unable to employ qualified technical personnel, which could hamper our plans for expansion or increase our costs.

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

During 2008, we plan to spend approximately $35.0 million in capital expenditures to expand our rental fleet.  The amount and timing of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that the proceeds from the public offering we completed in March 2006, cash flows from our operations and borrowings under our existing bank credit facility will provide us with sufficient cash to fund our planned capital expenditures for 2008, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2008, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our current debt level may negatively impact our current and future financial stability.

As of December 31, 2007, we had an aggregate of approximately $14.6 million of outstanding indebtedness, and accounts payable and accrued expenses of approximately $8.1 million.  As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2007, our principal payments for our debt service requirements were approximately $282 thousand on a monthly basis; $845 thousand on a quarterly basis; and $3.4 million on an annual basis.  It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due.  If this were to occur, we may be forced to:

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

Our ability to meet the financial ratios and tests under our bank loan agreement can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests.  A breach of any one of these covenants could permit the bank to accelerate the debt so that it is immediately due and payable.  If a breach occurred, no further borrowings would be available under our loan agreement.  If we were unable to repay the debt, the bank could proceed against and foreclose on our assets, substantially all of which have been pledged as collateral to secure payment of our indebtedness.

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

As of December 31, 2007, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

Our business is dependent not only on securing new customers but also on maintaining current customers.  We had two customers that accounted for approximately 40% and 12% of our consolidated revenue for the year ended December 31, 2007, and approximately 39% and 12% of our consolidated revenue for the year ended December 31, 2006.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

Loss of key members of our management could adversely affect our business.

We depend on the continued employment and performance of Stephen C. Taylor, our Chairman of the Board of Directors, President and Chief Executive Officer, and other key members of our management.  If any of our key managers resign or become unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  If we fail to maintain effective internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and to help prevent financial fraud.  If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports or prevent fraud, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the price of our stock could decrease as a result.

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

We adopted FAS 142 as of January 1, 2002.  Based on an independent valuation as of June 2006 and an internal evaluation in December 2007 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2006 or 2007.  Future tests under FAS 142 could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $13.7 million as of December 31, 2006, and at December 31, 2007, the carrying value of net goodwill and intangible assets decreased to approximately $13.4 million.  Our identifiable intangibles are amortized at a rate of $299 thousand per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future.  These potential sales could include sales of shares of our common stock by our Directors and officers, who beneficially owned approximately 8.13% of the outstanding shares of our common stock as of March 5, 2008.

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

ITEM 2.

PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2007:

Location	Status	Square Feet	Uses

Tulsa, Oklahoma	Owned and Leased	91,780	Fabrication, manufacturing, rental and services

Midland, Texas	Owned	58,000	Compressor fabrication, rental and services

Midland, Texas	Owned	24,600	Compressor fabrication, rental and services

Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services

Bridgeport, Texas	Leased	4,500	Office and parts and services

Midland, Texas	Owned	4,100	Executive offices and parts and services

Bloomfield, New Mexico	Leased	4,672	Office and parts and services

		203,012

We believe that our properties are generally well maintained and in good condition and adequate for our purposes.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  We have not been a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding.

On February 21, 2008, we received notice of a lawsuit filed against us in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v Natural Gas Services Group, Inc. and Great Lakes Compression, Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100 thousand for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100 thousand of life insurance proceeds. Plaintiff now seeks to recover $100 thousand from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit, and the absence of any discovery proceedings, we are unable to accurately predict its outcome, but we intend to file an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the American Stock Exchange under the symbol “NGS”.  The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the American Stock Exchange.

2005	Low	High

First Quarter	$9.08	$11.11
Second Quarter	9.51	11.85
Third Quarter	11.55	36.00
Fourth Quarter	15.67	39.99

2006

First Quarter	$16.57	$22.80
Second Quarter	13.77	18.00
Third Quarter	12.01	16.69
Fourth Quarter	12.76	16.43

2007

First Quarter	$11.68	$15.00
Second Quarter	13.55	19.90
Third Quarter	13.55	18.81
Fourth Quarter	16.45	19.61

As of December 31, 2007, there were approximately 26 holders of record of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  On March 5, 2008, the last reported sale price of our common stock as reported by the American Stock Exchange was $22.30 per share.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	122,502	(1)	$11.99	337,500

Equity compensation plans not approved by security holders	45,000	(2)	$9.22	—

Total	167,502		$11.25	337,500

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.
(2)
Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his employment agreement.

Repurchase of Equity Securities

No repurchases of our securities were made by or on our behalf or any “affiliated purchaser” during the fourth quarter of the fiscal year ended December 31, 2007.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2007.

ITEM 6.                      SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2007.  This information is only a summary and it is important that you read this information along with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2003	2004	2005(1)	2006	2007
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$12,750	$15,958	$49,311	$62,729	$72,489
Costs of revenue, exclusive of depreciation shown separately below	6,057	6,951	31,338	39,308	41,106
Gross margin(2)	6,693	9,007	17,973	23,421	31,383
Depreciation and amortization	1,726	2,444	4,224	6,020	7,470
Other operating expenses	2,292	2,652	4,890	5,270	5,324
Operating income	2,675	3,911	8,859	12,131	18,589
Total other income (expense)(3)	(671)	603	(1,798)	(256)	144
Income before income taxes	2,004	4,514	7,061	11,875	18,733
Income tax expense	697	1,140	2,615	4,287	6,455
Net income	1,307	3,374	4,446	7,588	12,278
Preferred dividends	121	53	─	─	─
Net income available to common stockholders	$1,186	$3,321	$4,446	$7,588	$12,278

Net income per common share:
Basic	$0.24	$0.59	$0.59	$0.67	$1.02
Diluted	$0.23	$0.52	$0.52	$0.66	$1.01
Weighted average shares of common stock outstanding:
Basic	4,947	5,591	7,564	11,405	12,071
Diluted	5,253	6,383	8,481	11,472	12,114
EBITDA(4)	$4,397	$7,796	$13,282	$19,541	$27,358

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
BALANCE SHEET INFORMATION:
Current assets	$3,654	$7,295	$24,642	$55,170	$55,222
Total assets	28,270	43,255	86,369	135,552	153,233
Long-term debt (including current portion)	10,724	15,017	28,205	18,392	13,950
Stockholders’ equity	14,425	22,903	45,690	101,201	114,380

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

(2)	Gross margin is defined, reconciled to net income and discussed further below under “ -- Non-GAAP Financial Measures”.
(3)	Total other income (expense) for the year ended December 31, 2004 includes $1.5 million in life insurance proceeds paid to us upon the death of our former Chief Executive Officer.
(4)	EBITDA is defined, reconciled to net income and discussed further below under “ -- Non-GAAP Financial Measures”.

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

There are material limitations to using EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.  Please read the table below under “Reconciliation” to see how  EBITDA reconciles to our net income, the most directly comparable GAAP financial measure.

Our definition and use of gross margin

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations.  Gross margin differs from gross profit, in that gross profit includes depreciation expense.  We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes.  Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity.  Rather, depreciation expense reflects the systematic allocation of historical fixed asset values over the estimated useful lives.

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)

Net Income	$1,307	$3,374	$4,446	$7,588	$12,278
Interest expense, net	667	838	1,997	1,646	1,155
Income taxes	697	1,140	2,615	4,287	6,455
Depreciation and amortization	1,726	2,444	4,224	6,020	7,470

EBITDA	$4,397	$7,796	$13,282	$19,541	$27,358
Other operating expenses	2,292	2,652	4,890	5,270	5,324
Other expense (income)	4	(1,441)	(199)	(1,390)	(1,299)
Gross Margin	$6,693	$9,007	$17,973	$23,421	$31,383

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2005, 2006, and 2007.  You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements”.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2007, we had 1,194 natural gas compressors totaling approximately 140,853 horsepower rented to 94 third parties, compared to 974 natural gas compressors totaling approximately 112,718 horsepower rented to 84 third parties at December 31, 2006.

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

The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)

Sales	$30,278	$38,214	$41,088
Service and maintenance	2,424	979	964
Rental	16,609	23,536	30,437
Total	$49,311	$62,729	$72,489

Historically, the majority of our revenues and income from operations has come from our compressor rental business.  The acquisition of SCS in January 2005, which prior to being merged into us on June 30, 2007 was engaged primarily in the business of custom fabrication of compressors for sale to third parties, significantly altered the mix of our revenues, with compressor sales now contributing a large percentage of our revenues.  Margins for our rental business have recently averaged 59% to 62%, while margins for the compressor sales business have recently averaged approximately 25% to 29%.  Our strategy for growth is focused on our compressor rental business, and we intend to use the additional fabrication capacity available from our acquisition of SCS to expand our rental fleet while continuing the core custom fabrication business that SCS established.  As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall margins to improve from those experienced in 2007.

The oil and gas equipment rental and services industry is cyclical in nature.  The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for natural gas and the corresponding changes in commodity prices.  As demand and prices increase, oil and gas producers increase their capital expenditures for drilling, development and production activities.  Generally, the increased capital expenditures ultimately result in greater revenues and profits for service and equipment companies.

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

Demand for our products and services has been strong throughout 2006 and 2007.  We believe demand will remain strong throughout 2008 due to high oil and natural gas prices and increased demand for natural gas.  Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable.  However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.  Additionally, activity created by recent increases in the price of natural gas may make it difficult to meet the demands of our markets.

For fiscal year 2008, our forecasted capital expenditures are approximately $35 million, primarily for additions to our compressor rental fleet.  We believe that the proceeds from our public offering of common stock we completed in March 2006, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2008.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.  Additional capital may not be available to us when we need it or on acceptable terms.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2007 and December 31, 2006.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2006		2007		2006			2007
	(dollars in thousands)

Sales	$38,214	60.9%	$41,088	56.7%	$8,585	22.5%	$12,964	31.6%
Service and maintenance	979	1.6%	964	1.3%	244	24.9%	364	37.8%
Rental	23,536	37.5%	30,437	42.0%	14,592	62.0%	18,055	59.3%
Total	$62,729		$72,489		$23,421	37.3%	$31,383	43.3%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this report.

Total revenues for the year ended December 31, 2007 increased 15.6% to $72.5 million, as compared to $62.7 million for the year ended December 31, 2006.  The increase in revenue reflects the increase in our rental revenue and unit sales to third parties.

Sales revenue increased from $38.2 million to $41.1 million, or 7.5%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase is mainly sales of natural gas compressor units from our Tulsa location, but this category includes (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales, (4) compressor rebuilds.

Service and maintenance revenue decreased from $979 thousand to $964 thousand, or 1.5%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.  This reduction is mainly a result of our strategy implemented in 2006 to move away from pursuing third party service work.

Rental revenue increased from $23.5 million to $30.4 million, or 29.3%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.  The increase is mainly the result of units added to our rental fleet and rented to third parties.  As of December 31, 2007, we had 1,353 natural gas compressors in our rental fleet totaling approximately 160,733 horsepower, as compared to 1,111 natural gas compressors totaling approximately 129,158 horsepower at December 31, 2006.  As of December 31, 2007, we had 1,194 natural gas compressors compared to 974 at December 31, 2006.  The average monthly rental rate per unit increased to $2.4 thousand at December 31, 2007 compared to $2.3 thousand at December 31, 2006.  This increase resulted from the addition of larger units to our rental fleet, which command higher rental rates.

The overall gross margin percentage, exclusive of depreciation, increased to 43.3% for the year ended December 31, 2007, as compared to 37.3% for the year ended December 31, 2006.  This increase is mainly the result of higher margin from our natural gas compressor unit sales. Our natural gas compressor unit sales gross margins increased to 28.7% for the year ended December 31, 2007, as compared to 17.1% for the year ended December 31, 2006, as a result of our improvement in labor efficiencies.

Selling, general and administrative expense remained flat at $5.3 million for the years ended December 31, 2006 and 2007.  Our selling expenses decreased 34.9%, but were offset by an increase of 8.8% in general and administrative expenses for year ended December 31, 2007, compared to same period in 2006. Selling expenses decreased as a result of changes in the sales staff, department manager and sales commission structure. General and administrative expenses increased mainly as result of additions to the administrative staff, salary increases and stock option expense.

Depreciation and amortization expense increased 24.1% from $6.0 million to $7.5 million for the year ended December 31, 2007, compared to the same period in 2006.  There was a net increase of 242 natural gas compressor units to our rental fleet between December 31, 2006 and 2007, thus increasing our depreciable base.

Other income decreased approximately $91 thousand for the year ended December 31, 2007, compared to the same period in 2006. This decrease was mainly the result of reduced interest income from our short-term investment account. Our short-term investments decreased to $18.7 million at December 31, 2007, compared to $25.1 million at December 31, 2006.  This reduction resulted from the capital funding of our natural gas compressor rental fleet.

Interest expense decreased by $491 thousand, or 29.8%, for the year ended December 31, 2007, compared to the same period in 2006, mainly due to a decrease in our loan balance. Our loan balance decreased $3.8 million during the year ended December 31, 2007.

Provision for income tax increased by $2.2 million, or 50.6%, and is the result of the increase in taxable income, and offset by a lower income tax rate. Our effective income tax rate decreased from 36% in 2006 to 34% in 2007. This decrease was driven by a higher federal domestic production activity deduction and a lower state tax assessment.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2006 and December 31, 2005. Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2005		2006		2005			2006
	(dollars in thousands)

Sales	$30,278	61.4%	$38,214	60.9%	$6,947	22.9%	$8,585	22.5%
Service and maintenance	2,424	4.9%	979	1.6%	945	39.0%	244	24.9%
Rental	16,609	33.7%	23,536	37.5%	10,081	60.7%	14,592	62.0%
Total	$49,311		$62,729		$17,973	36.4%	$23,421	37.3%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data -- Non-GAAP Financial Measures” in this report.

Total revenues for the year ended December 31, 2006 increased 27.2% to $62.7 million, as compared to $49.3 million for the year ended December 31, 2005. The increase in revenue reflects the increase in our rental revenue and unit sales to third parties, offset by a decline in service revenue.

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

Rental revenue increased from $16.6 million to $23.5 million, or 41.7%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase is mainly the result of units added to our rental fleet and rented to third parties. At December 31, 2006, we had 1,111 compressor packages in our rental fleet, up from 865 units at December 31, 2005. The average monthly rental rate per unit at December 31, 2006 was $2.3 thousand, as compared to $2.1 thousand at December 31, 2005. This increase resulted from normal price increases throughout the year and the addition of larger units to our rental fleet, which command higher rental rates.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating the allowance for doubtful accounts receivable;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	valuation of inventory

Revenue Recognition

Revenue from the sales of custom and fabricated compressors and flare systems is recognized upon shipment of the equipment to customers.  Revenue from sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.  Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement.  Deferred income represents payments received before a product is shipped.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2007 and December 31, 2006, one customer accounted for approximately 64% and 54%, respectively, of our accounts receivable.  A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our federal income taxes as well as income taxes in each of the states in which we operate.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of operations.

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

We adopted FAS 142 as of January 1, 2002.  Based on an independent valuation as of June 2006 and an internal evaluation in December 2007 of our reporting units with goodwill, adoption of FAS 142 did not have a material adverse effect on us in 2006 or 2007.  Future tests under FAS 142 could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets  including goodwill with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $13.7 million as of December 31, 2006, and at December 31, 2007, the carrying value of net goodwill and intangible assets decreased to approximately $13.4 million.  Our intangibles are amortized at a rate of $299 thousand per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.  See Note 7 of our Consolidated Financial Statements for additional information regarding income taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS 157 for nonfinnacial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statemetns on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  We adopted the required provisions of SFAS 157 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

Environmental Regulations

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to protection of human safety and health and the environment, affect our operations and costs.  Compliance with these laws and regulations could cause us to incur remediation or other corrective action costs or result in the assessment of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.  In addition, we have acquired certain properties and plant facilities from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control.  Under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners.  In addition, we could be responsible under environmental laws and regulations for properties and plant facilities we lease, but do not own.  Compliance with such laws and regulations increases our overall cost of business, but has not had a material adverse effect on our operations or financial condition.  It is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts that are material in relation to our total expenditure budget in order to comply with environmental laws and regulations but such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  We also could incur costs related to the clean up of sites to which we send equipment and for damages to natural resources or other claims related to releases of regulated substances at such sites.

Liquidity and Capital Resources

The Company's working capital position as of December 31, 2006 and 2007 is set forth below.

	2006	2007

Current Assets:
Cash and cash equivalents	$4,391	$245
Short-term investments	25,052	18,661
Trade accounts receivable, net	8,463	11,322
Inventory, net	16,943	20,769
Prepaid income taxes	−	3,584
Prepaid expenses and other	321	641
Total current assets	55,170	55,222

Current Liabilities:
Current portion of long-term debt and subordinated notes	4,442	4,378
Line of credit	−	600
Accounts payable	2,837	4,072
Accrued liabilities	2,077	3,990
Current portion of tax liability	1,056	3,525
Deferred income	225	81
Total current liabilities	10,637	16,646

Total working capital	$44,533	$38,576

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions.

For the year ended December 31, 2007, we invested approximately $25.3 million in equipment for our rental fleet, service vehicles and additions to our facilities.  We financed this activity with the proceeds from our March 2006 public offering of common stock and funds from operations.  We borrowed approximately $600 thousand from our bank in 2007.  We also repaid approximately $4.4 million of our existing debt during 2007.

Cash flows

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

At December 31, 2007, we had cash and cash equivalents of approximately $245 thousand, working capital of $38.6 million and total debt of $14.6 million, of which approximately $5.0 million was classified as current. At that same date, we also had letters of credit outstanding in the aggregate face amount of $1.0 million. We had positive net cash flow from operating activities of approximately $18.3 million during 2007. This was primarily from net income of $12.3 million, plus depreciation and amortization of $7.5 million, an increase in deferred taxes of $2.9 million, an increase in accounts payable and accrued liabilities including income taxes of $5.8 million , offset by an increase in trade accounts receivable of $2.9 million , an increase in inventory of  $3.8 million and an increase in prepaid expense of  $3.9 million.

Short term investments decreased to $18.7 million from December 31, 2006 to December 31, 2007.  This  amount is the remaining  proceeds from our March 2006 secondary public offering. The initial net proceeds from the offering were $47.1 million, from which we used $5.0 million to repay bank debt and the remainder of which has been used for capital expenditures invested in our natural gas compressor rental fleet.

Trade accounts receivable increased $2.9 million to $11.3 million at December 31, 2007, as compared to $8.5 million at December 31, 2006, largely reflecting the impact of higher sales and timing of payments from our larger customers.

Inventory and work in progress increased $3.8 million to $20.8 million as of the end of 2007, as compared to $16.9 million as of the end of 2006. This increase is mainly a reflection of increased sales activity in both manufacturing and rental.

Long-term debt decreased $3.8 million to $14.6 million at December 31, 2007, compared to $18.4 million at December 31, 2006. The current portion of long-term debt increased $536 thousand to $5.0 million at December 31, 2007 compared to $4.4 million at December 31, 2006, mainly the result of normal amortization of debt and a draw of $600 thousand from our line of credit.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period

Cash Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Credit facility (secured)	$3,978	$3,378	$3,378	$2,816	$ ─	$ ─	$13,550

Interest on credit facility	885	591	338	106	─	─	1,920

Subordinated debt	1,000	─	─	─	─	─	1,000

Facilities and office leases	76	28	28	29	30	44	235

Purchase obligations	─	─	─	─	─	─	─

Total	$5,939	$3,997	$3,744	$2,951	$30	$44	$16,705

Senior Bank Borrowings

On October 15, 2006, we entered into a Seventh Amended and Restated Loan Agreement, or “Loan Agreement,” with Western National Bank, Midland, Texas, which provides us with a revolving line of credit facility and multiple advance term loan facilities, as further are described below.

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility.  The total amount that we can borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of December 31, 2007, the amount available for revolving line of credit advances under our borrowing base was $39.6 million, and the principal amount outstanding under the revolving line of credit at that same date was $600 thousand.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is redetermined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on October 1, 2008.  As of December 31, 2007, our interest rate on the revolving line of credit was 7.5%.

$16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Reborrowings are not permitted under this facility.  Principal under this credit facility is due and payable in 59 monthly installments of $282 thousand each, which commenced on November 1, 2006 and will continue through September 1, 2011.  The interest rate is fixed at 7.5%.  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of December 31, 2007, this term loan facility had a principal balance of $13.0 million.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property.  The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:

•	at the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.4 to 1.0;

•	at the end of each month, consolidated tangible net worth (as defined in the Loan Agreement) of at least $70.0 million;

•	at the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and

•	at the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of December 31, 2007, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Subordinated Debt and Related Letters of Credit

The principal amount of the promissory notes we issued to the three former stockholders of SCS when we acquired SCS were payable in three equal annual installments, commencing on January 3, 2006.  Accrued and unpaid interest on the unpaid principal balance of the notes was payable on the same dates as, and in addition to, the installments of principal.  These notes were paid in full on January 3, 2008.

To secure payment of these notes, our bank lender issued for our account three separate letters of credit for the benefit of the holders of the notes in the initial aggregate face amount of $1.0 million.  The letters of credit expired February 3, 2008.

Components of Our Principal Capital Expenditures

The table below shows the components of our principal capital expenditures for the three years ended December 31, 2007, along with the total budgeted for 2008, excluding acquisitions:

	Actual
				Budgeted for 2008
Expenditure Category	2005	2006	2007	(excluding acquisitions)
	(in thousands)
Rental equipment, vehicles and shop equipment	$17,708	$27,684	$25,307	Approximately $35,000

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that the proceeds from our March 2006 public offering of common stock, our operating cash flow and available bank borrowings will be sufficient to fully fund our net investing cash requirements for 2008.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include an undrawn letter of credit and operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Interest Rate Risk

Our Loan Agreement provides for a fixed interest rate of 7.5% for our term loan facility and our revolving line of credit facility.  Consequently, our exposure to interest rates relates primarily to interest earned on short-term investments and paying above market rates if such rates are below the fixed rate on our bank borrowings.  As of December 31, 2007, we were not using any derivatives to manage interest rate risk.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the highly liquid nature of these short-term instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2007 and 2006, and were determined based upon interest rates currently available to us.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer And Treasurer have concluded that Natural Gas Services Group, Inc.’s disclosure controls and procedures as of December 31, 2007, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2007 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Natural Gas Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Natural Gas Services Group, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Gas Services Group, Inc. and Subsidiary as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Natural Gas Services Group, Inc. and Subsidiary and our report dated March 5, 2008 expressed an unqualified opinion thereon.

HEIN & ASSOCIATES LLP
Dallas, Texas
March 5, 2008

ITEM 9B.                      OTHER INFORMATION

None.

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and Directors at March 5, 2008 are:

Name	Age	Position

Stephen C. Taylor	54	Chairman, President and Chief Executive Officer

Earl R. Wait	64	Vice President — Accounting and Treasurer

Paul D. Hensley	55	Director, Senior Vice President — Technical Services

James R. Hazlett	52	Vice President — Technical Services

Charles G. Curtis(1)(3)(4)	74	Director

William F. Hughes, Jr.(1)(2)	55	Director

Gene A. Strasheim(1)(4)	67	Director

Richard L. Yadon(2)(3)(4)	49	Director

Alan A. Baker(2)(3)	76	Director

John W. Chisholm(2)(3)	53	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our governance and personnel development committee
(4)	Member of our nominating committee

Stephen C. Taylor was elected by the Board of Directors of Natural Gas Services Group to assume the position of President and Chief Executive Officer in January 2005.  Mr. Taylor was first elected as a Director at the annual meeting of stockholders in June 2005.  Effective January 1, 2006, Mr. Taylor was appointed Chairman of the Board of Directors.  Immediately prior to joining Natural Gas Services Group, Mr. Taylor held the position of General Manager — US Operations for Trican Production Services, Inc.  from 2002 through 2004.  Mr. Taylor joined Halliburton Resource Management in 1976, becoming its Vice President — Operations in 1989.  Beginning in 1993, he held multiple senior level management positions with Halliburton Energy Services until 2000 when he was elected Senior Vice President/Chief Operating Officer of Enventure Global Technology, LLC, a joint-venture deep water drilling technology company owned by Halliburton Company and Shell Oil Company.  Mr. Taylor elected early retirement from Halliburton Company in 2002 to join Trican Production Services, Inc.  Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and a Master of Business Administration degree from the University of Texas at Austin.

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

Paul D. Hensley was appointed as a Director of Natural Gas Services Group in January 2005 to fill a vacancy on the Board of Directors and was first elected as a Director at the annual meeting of stockholders held in June 2005.  He was the founder of and served as President and a director of SCS from 1997 until June 30,  2007, when SCS was merged into us.  As of June 30, 2007, Mr. Hensley became the Senior Vice President — Technical Services.  Mr. Hensley has over 30 years of industry experience.

James R. Hazlett has served as Vice President — Technical Services since June 2005.  He also served as Vice President of Sales of SCS from 1997 until June 30, 2007, when SCS was merged into us.  Mr. Hazlett holds an Industrial Engineering degree from Texas A&M University and has over 27 years of industry experience.

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

Alan A. Baker was appointed as a Director of Natural Gas Services Group on March 20, 2006 to fill a vacancy on the Board of Directors.  Mr. Baker was first elected as a Director at the annual meeting of stockholders in June 2006.  He has served as a consultant to Halliburton Company and previously served as President, Chairman and Chief Executive Officer of Halliburton Company’s Energy Services Group, Houston, Texas, from 1991 until his retirement in 1995.  Mr. Baker joined Halliburton Services in 1954 after graduating with a degree in Petroleum Engineering from Marietta College in Ohio.  Mr. Baker served Halliburton Services as Senior Vice President for U.S. Operations, Senior Vice President for International Operations and as President of the Vann Systems Division of Halliburton Company.  He also served as a member of Halliburton’s executive committee.  Mr. Baker has served on the Boards of Noble Affiliates, Natural Gas and Oil, Crestar Energy of Canada and the Mid-Continent Oil and Gas Association.  He is Trustee Emeritus of Marietta College and is a registered professional engineer.

John W.  Chisholm was appointed as a Director of Natural Gas Services Group on December 19, 2006 and was first elected as a Director at the annual meeting of stockholders in June of 2007.  Mr. Chisholm is the founder of Wellogix, an oil and gas software company that develops software aimed at expediting the exchange of enterprise data and communication of complex engineered services.  Mr. Chisholm has served on the Board of Directors of Flotek Industries, Inc.  since 2002 and is a member of its Compensation Committee.  Prior to founding Wellogix, Mr. Chisholm co-founded and served as President of ProTechnics Company from 1985 until its sale to Core Laboratories in December 1996.  Mr. Chisholm served as Senior Vice President of Global Sales and Marketing of Core Laboratories until 1998, when he started Chisholm Energy Partners, an investment fund focused on mid-size energy service companies.  Mr. Chisholm holds a Business Administration degree from Fort Lewis College in Colorado.  He currently serves on the Editorial Advisory Board on Middle East Technology of the Oil & Gas Journal.

Section  16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and officers to file periodic reports of beneficial ownership with the Securities and Exchange Commission.  These reports show the Directors and officers’ ownership, and the changes in ownership, of common stock and other equity securities of Natural Gas Services Group.

Based on a review of Section 16(a) filings, all transactions in our equity securities required to be reported by Section 16(a) of the Securities Exchange Act of 1934 were reported on a timely basis, except that one Form 4 report was filed one day late by Mr. Strasheim.  This report, filed on May 18, 2007, reported Mr. Strasheim’s purchase on May 15, 2007 of 1,500 shares of our common stock.

Board of Directors

The Board of Directors is divided into three classes with Directors serving staggered three-year terms.  The terms of Messrs.  Hensley, Chisholm, and Yadon expire in 2010; the terms of Messrs.  Curtis, Strasheim and Taylor expire in 2008; and the terms of Messrs. Hughes and Baker expire in 2009.

Our Board of Director has four standing committees, as follows:

•	Audit Committee,

•	Compensation Committee,

•	Governance and Personnel Development, and

•	Nominating Committee.

Audit Committee

Our Audit Committee is composed of Gene A. Strasheim (Chairman), Charles G. Curtis and William F. Hughes, Jr. Our common stock is listed for trading on the American Stock Exchange.  Under rules of the American Stock Exchange, the Audit Committee is to be comprised of three or more directors, each of whom must be “independent”.  Our Board has determined that all of the members of the Audit Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC, and that Gene A. Strasheim is qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC.

The primary functions of the Audit Committee include:

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

The Board of Directors has adopted an Audit Committee Charter which can be found on our website at www.ngsgi.com.

Compensation Committee

The Compensation Committee of the Board of Directors includes William F. Hughes, Jr. (Chairman), Alan A. Baker, John W. Chisholm and Richard L. Yadon.  Our Board has determined that all of the members of the Compensation Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.

The functions of the Compensation Committee include:

•
assisting the Board in overseeing the management of our human resources, including compensation and benefits programs, and evaluating the performance and compensation of our Chief Executive Officer; and

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

A copy of our Compensation Committee Charter is available on our website at www.ngsgi.com

Governance and Personnel Development Committee

Our Governance and Personnel Development Committee is composed of Charles G. Curtis (Chairman), John W. Chisholm, Alan A. Baker and Richard L. Yadon.

The functions of this Committee include:

•	assisting the Board in interpreting the Board Governance Guidelines, the Board’s Code of Business Conduct and Ethics and any other similar governance documents adopted by the Board;

•	overseeing the evaluation of the Board and its committees;

•	generally overseeing the governance of the Board; and

•	overseeing executive development and succession and diversity efforts.

Our Board of Directors has determined that all of the members of the Governance and Personnel Development Committee are independent, as defined in the listing standards of AMEX and the rules of the SEC.

A copy of our Governance and Personnel Development Committee Charter is available on our website at www.ngsgi.com.

Nominating Committee

Our Nominating Committee is composed of Richard L. Yadon (Chairman), Gene A. Strasheim and Charles G. Curtis.

The functions of this Committee include:

•	identifying individuals qualified to become board members, consistent with the criteria approved by the Board; and

•	recommending director nominees and individuals to fill vacant positions;

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

A copy of our Nominating Committee Charter is available on our website at www.ngsgi.com.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, or “Code”, which is posted on our web site located at www.ngsgi.com.  You may also obtain a copy of our Code by requesting a copy in writing at 2911 SCR 1260, Midland, Texas  79706 or by calling us at (432) 563-3974.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission with 120 days after December 31, 2007.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 5, 2008, the beneficial ownership of our common stock by (i) each of our directors and executive officers; (ii) all of our executive officers and directors as a group; and (iii) all persons known by us to beneficially own more than five percent of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Charles G. Curtis	78,857(2)	*

William F. Hughes	205,000(3)	1.68%

Gene A. Strasheim	15,000(4)	*

Stephen C. Taylor	53,500(5)	*

Richard L. Yadon	212,000(6)	1.74%

Paul D. Hensley	326,829(7)	2.68%

Alan A. Baker	5,000 (8)	*

John Chisholm	5,000 (9)	*

Earl R. Wait	40,036(10)	*

James R. Hazlett	51,976(11)	*

Keeley Asset Management Corp	1,560,000(12)	12.91%

All directors and executive officers as a group (10 persons)	993,198(13)	8.13%

* Less than one percent

(1)
The number of shares listed includes all shares of common stock owned by, or which may be acquired within 60 days of March 5, 2008 upon the exercise of warrants and options held by the stockholder (or group).  Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission.  Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers.  As of March 5, 2008, none of the shares of common stock owned by our officers and directors had been pledged as collateral to secure repayment of loans.

(2)	Includes 15 thousand shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Curtis’ address is 1 Penrose Lane, Colorado Springs, Colorado 80906.
(3)
Includes 190,500 shares indirectly owned by Mr. Hughes through the William and Cheryl Hughes Family Trust and 12.5 thousand shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan.  Mr. and Mrs. Hughes are co-trustees of the William and Cheryl Hughes Family Trust and have shared voting and investment powers with respect to the shares held by the trust.  Mr. and Mrs. Hughes are beneficiaries of the trust along with their two children.  Mr. Hughes’ address is 42921 Normandy Lane, Lancaster, California 93536.

(4)
Includes 10 thousand shares that may be acquired upon exercise of stock options granted under our 1998 Stock Option Plan.  Mr. Strasheim’s address is 165 Huntington Place, Colorado Springs, Colorado 80906.

(5)
Includes 52.5 thousand shares that may be acquired upon exercise of stock options granted to Mr. Taylor as an inducement for his employment and under our 1998 Sock Option Plan.  Mr. Taylor’s address is 2911 South County Road 1260, Midland, Texas 79706.

(6)	Includes 12.5 thousand shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Yadon’s address is 4444 Verde Glen Ct., Midland, Texas 79707.
(7)	Mr. Hensley’s address is 3005 N. 15th Street, Broken Arrow, Oklahoma 74012.
(8)	Includes 2.5 thousand shares that may be acquired upon the exercise of stock options granted under our 1998 Stock Option Plan. Mr. Baker’s address is 2702 Briar Knoll Ct., Sugar Land, Texas 77479.
(9)	All of such shares may be acquired upon exercise of stock options granted under our 1998 Stock Option Plan. Mr. Chisholm’s address is 539 Green Isle Beach, Montgomery, Texas 77356
(10)	Includes 16,666 shares that may be acquired upon exercise of stock options granted under our 1998 Stock Option Plan. Mr. Wait’s address is 2911 South County Road 1260, Midland, Texas 79706.
(11)	Mr. Hazlett’s address is 2911 South County Road 1260, Midland, Texas 79706.
(12)
As reported in Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, Keeley Asset Management Corp., an investment adviser, and Keeley Small Cap Value Fund, Inc., an investment company, have shared voting and dispositive powers with respect to such shares.

(13)	Includes 126,666 shares of common stock that may be acquired upon the exercise of stock options.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Acquisition of Screw Compression Systems, Inc.

In October 2004, we entered into a Stock Purchase Agreement with Screw Compression Systems, Inc., or “SCS”, and the three stockholders of SCS, Paul D. Hensley, James R. Hazlett and Tony Vohjesus.  Under this agreement, we purchased all of the outstanding shares of capital stock of SCS from Messrs.  Hensley, Hazlett and Vohjesus.  Mr. Hensley is currently the president of SCS and a Director of Natural Gas Services Group.  Mr. Hazlett became Vice President ─ Technical Services of Natural Gas Services Group in June 2005 and also continues to serve as a vice President of SCS.  Mr. Vohjesus remains employed by SCS as a vice president.  The acquisition was completed on January 3, 2005 and SCS is now operated as a wholly owned subsidiary of Natural Gas Services Group.

Under terms of the Stock Purchase Agreement, we appointed Mr. Hensley as a Director of Natural Gas in January, 2005 to fill a vacancy existing on its Board of Directors, to hold office until the 2005 annual meeting of stockholders.  Mr. Hensley was elected as a Director at the annual meeting of stockholders held in June 2005.

Based on Mr. Hensley’s pro rata ownership of SCS, he received $5.6 million in cash; 426,829 shares of Natural Gas Services Group common stock; and a promissory note issued by Natural Gas Services Group in the principal amount of $2.1 million, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the initial aggregate face amount of $1.4 million.  Mr. Hazlett received $800 thousand in cash; 60,976 shares of Natural Gas Services Group common stock; and a promissory note in the principal amount of $300 thousand, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the initial aggregate face amount of $200 thousand.  Mr. Vohjesus received $1.6 million thousand in cash 121,951 shares of Natural Gas Services Group common stock; and a promissory note in the principal amount of $600 thousand, bearing interest at the rate of 4.00% per annum, maturing January 3, 2008 and secured by a letter of credit in the initial aggregate face amount of $400 thousand.  The promissory notes are payable in three equal annual installments, with the first installment due and payable on January 3, 2006.  Subject to the consent of the holder of each respective note, principal payments could be made by Natural Gas Services Group in shares of common stock valued at the average daily closing prices of the common stock on the American Stock Exchange for the twenty consecutive trading days commencing thirty days before the due date of the principal payment, or by combination of cash and shares of common stock.  On January 3, 2006, Mr. Hensley received $700 thousand in principal and $84 thousand in interest; Mr. Hazlett received $100 thousand in principal and $12 thousand in interest; and Mr. Vohjesus received $200 thousand in principal and $24 thousand in interest.  On January 3, 2007, Mr. Hensley received $700 thousand in principal and $56 thousand in interest; Mr. Hazlett received $100 thousand in principal and $8 thousand in interest; and Mr. Vohjesus received $200 thousand in principal and $16 thousand in interest.  On January 3, 2008, Mr. Hensley received $700 thousand in principal and $28 thousand in interest; Mr. Hazlett received $100 thousand in principal and $4 thousand in interest; and Mr. Vohjesus received $200 thousand in principal and $8 thousand in interest.  After the January 3, 2008 payments, the promissory notes held by Messrs. Hensley, Hazlett, and Vohjesus were fully paid and discharged and the letters of credit expired by their own terms.

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

Director Independence

Our business, property and affairs are managed by or under the direction of the Board of Directors.  Members of the Board are kept informed of our business through discussions with Mr. Taylor, our Chairman of the Board, Chief Executive Officer and President, and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.  Six non-employee directors, Charles G. Curtis, William F. Hughes, Jr., Gene A. Strasheim, Richard L. Yadon, Alan A. Baker and John W. Chisholm served on our Board of Directors throughout fiscal year 2007.

Messrs. Curtis, Hughes, Strasheim, Yadon, Baker and Chisholm have been determined to meet the definition of an "independent director" under rules of the American Stock Exchange, the independence standards applicable to us. These determinations are based primarily on responses of the Directors to questions regarding employment and compensation history, affiliations and family and other relationships, comparisons of the independence criteria under the AMEX rules to the particular circumstances of each Director and on discussions among the Directors.

Procedures for Reviewing Certain Transactions

On March 7, 2007, we adopted a written policy for the review, approval or ratification of related party transactions. All of our officers, directors and employees are subject to the policy. Under this policy, the Audit Committee will review all related party transactions for potential conflict of interest situations. Generally, our policy defines a "related party transaction" as a transaction in which we are a participant and in which a related party has an interest. A "related party" is:

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

Approval Procedures

Before entering into a related party transaction, the related party or the department within Natural Gas Services responsible for the potential transaction must notify the Chief Executive Officer or the Audit Committee of the facts and circumstances of the proposed transaction.  If the amount involved is equal to or less than $100 thousand, the proposed transaction will be submitted to the Chief Executive Officer.  If the amount involved exceeds $100 thousand, the proposed transaction will be submitted to the Audit Committee.  Matters to be submitted will include:

•	the related party's relationship to Natural Gas Services and interest in the transaction;

•	the material terms of the proposed transaction;

•	the benefits to Natural Gas Services of the proposed transaction;

•	the availability of other sources of comparable properties or services; and

•	whether the proposed transaction is on terms comparable to terms available to an unrelated third party or to employees generally.

The Chief Executive Officer or the Audit Committee, as applicable, will then consider all of the relevant facts and circumstances available, including the matters described above and, if applicable, the impact on a director's independence.  Neither the Chief Executive Officer nor any member of the Audit Committee is permitted to participate in any review, consideration or approval of any related party transaction if such person or any of his or her immediate family members is the related party. After review, the Chief Executive Officer or the Audit Committee, as applicable, may approve, modify or disapprove the proposed transaction. Only those related party transactions that are in, or are not inconsistent with, the best interests of Natural Gas Services and its stockholders will be approved.

Ratification Procedures

If an officer or director of Natural Gas Services becomes aware of a related party transaction that has not been previously approved or ratified by the Chief Executive Officer or the Audit Committee then, if the transaction is pending or ongoing, the transaction must be submitted, based on the amount involved, to either the Chief Executive Officer or the Audit Committee and the Chief Executive Officer or the Audit Committee will consider the matters described above. Based on the conclusions reached, the Chief Executive Officer or the Audit Committee, as applicable, will evaluate all options, including ratification, amendment or termination of the related party transaction. If the transaction is completed, the Chief Executive Officer or the Audit Committee will evaluate the transaction, taking into account the same factors as described above, to determine if rescission of the transaction or any disciplinary action is appropriate, and will request that we evaluate our controls and procedures to determine the reason the transaction was not submitted to the Chief Executive Officer or the Audit Committee for prior approval and whether any changes to the procedures are recommended.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant for the fiscal years ended December 31, 2007 and 2006 was Hein & Associates LLP.

Audit Fees

The aggregate fees billed for professional services rendered by Hein & Associates LLP for the audit of our financial statements for our fiscal years ended December 31, 2007 and 2006 and the review of the financial statements on Forms 10-Q for the fiscal quarters in such fiscal years were approximately $312 thousand and $265 thousand, respectively.  These fees also include update audit procedures performed by Hein & Associates LLP for the issuance of consents for the inclusion of audit opinions in various registration statements we filed with the Securities and Exchange Commission during these years and consultation regarding Sarbanes-Oxley internal controls implementation.

Audit Related Fees

During the year ended December 31, 2007, there were no audit related fees.  The aggregate fees billed for assurance and related services by Hein & Associates LLP during our fiscal year ended December 31, 2006 was approximately $50 thousand.  These fees were mainly related to the procedures performed in connection with a registration statement on Form S-1 filed with the Securities and Exchange Commission.

Tax Fees

We were not billed by Hein & Associates LLP for any tax services during the year ended December 31, 2006 or December 31, 2007.

All Other Fees

No other fees were billed by Hein & Associates LLP, during our fiscal years ended December 31, 2006 and 2007, other than as described above.

Audit Committees Pre-Approval Policies and Procedures

As of December 31, 2007, our Audit Committee had not established pre-approval policies and procedures for the engagement of our principal accountant to render audit or non-audit services.  However, in accordance with Section 10A(i) of the Exchange Act, our Audit Committee, as a whole, approves the engagement of our principal accountant prior to the accountant rendering audit or non-audit services.

Certain rules of the Securities and Exchange Commission provide that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, subject, however, to a de minimus exception contained in the rules.  The Audit Committee pre-approved all services provided by Hein & Associates LLP in 2007 and the de minimus exception was not used.

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

*23.1	Consent of Hein & Associates LLP.

*31.1	Certifications

*31.2	Certifications

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

Date: March 6, 2008	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2008
/s/ Earl R. Wait Earl R. Wait	Vice President – Accounting (Principal Accounting Officer)	March 5, 2008
/s/Charles G. Curtis Charles G. Curtis	Director	March 5, 2008
/s/William F. Hughes, Jr. William F. Hughes, Jr.	Director	March 5, 2008
/s/Richard L. Yadon Richard L. Yadon	Director	March 5, 2008
/s/Paul D. Hensley Paul D. Hensley	Director	March 5, 2008
/s/Gene A. Strasheim Gene A. Strasheim	Director	March 5, 2008
/s/Alan A. Baker Alan A. Baker	Director	March 5, 2008
/s/John W. Chisholm John W. Chisholm	Director	March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the consolidated balance sheets of Natural Gas Services Group, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Natural Gas Services Group, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

HEIN & ASSOCIATES LLP
Dallas, Texas
March 5, 2008

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,391	$245
Short-term investments	25,052	18,661
Trade accounts receivable, net of doubtful accounts of $110, both periods	8,463	11,322
Inventory, net of allowance for obsolescence of $347 and $273, respectively	16,943	20,769
Prepaid income taxes	—	3,584
Prepaid expenses and other	321	641
Total current assets	55,170	55,222

Rental equipment, net of accumulated depreciation of $11,320 and $16,810, respectively	59,866	76,025
Property and equipment, net of accumulated depreciation of $3,679 and $4,792, respectively	6,714	8,580
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $819 and $1,145, respectively	3,650	3,324
Other assets	113	43
Total assets	$135,552	$153,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$4,442	$4,378
Line of credit	—	600
Accounts payable	2,837	4,072
Accrued liabilities	2,077	3,990
Current income tax liability	1,056	3,525
Deferred income	225	81
Total current liabilities	10,637	16,646

Long term debt, less current portion	12,950	9,572
Subordinated notes-related parties, less current portion	1,000	—
Deferred income tax payable	9,764	12,635
Total liabilities	34,351	38,853

Commitments (Note 10)
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,046 and 12,085 shares issued and outstanding, respectively	120	121
Additional paid-in capital	82,560	83,460
Retained earnings	18,521	30,799
Total stockholders' equity	101,201	114,380
Total liabilities and stockholders' equity	$135,552	$153,233

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2005	2006	2007
Revenue:
Sales, net	$30,278	$38,214	$41,088
Service and maintenance income	2,424	979	964
Rental income	16,609	23,536	30,437
Total revenue	49,311	62,729	72,489
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	23,331	29,629	28,124
Cost of service, exclusive of depreciation stated separately below	1,479	735	600
Cost of rental, exclusive of depreciation stated separately below	6,528	8,944	12,382
Selling, general and administrative expense	4,890	5,270	5,324
Depreciation and amortization	4,224	6,020	7,470
Total operating costs and expenses	40,452	50,598	53,900

Operating income	8,859	12,131	18,589

Other income (expense):
Interest expense	(1,997)	(1,646)	(1,155)
Other income	199	1,390	1,299
Total other income (expense)	(1,798)	(256)	144

Income before provision for income taxes	7,061	11,875	18,733

Provision for income taxes:
Current	207	1,743	3,525
Deferred	2,408	2,544	2,930
Total income tax expense	2,615	4,287	6,455

Net income	4,446	7,588	12,278

Earnings per common share:
Basic	$0.59	$0.67	$1.02
Diluted	$0.52	$0.66	$1.01
Weighted average common shares outstanding:
Basic	7,564	11,405	12,071
Diluted	8,481	11,472	12,114

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2006 and 2007
(amounts in thousands)

	Preferred Stock		Common Stock		Additional		Total
					Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCES, January 1, 2005	—	$—	6,104	$61	$16,355	$6,487	$22,903
Exercise of common stock options and warrants	—	—	2,308	23	13,063	—	13,086
Compensation expense on issuance of common stock options	—	—	—	—	135	—	135
Issuance of common stock for acquisition	—	—	610	6	5,114	—	5,120
Net income	—	—	—	—	—	4,446	4,446
BALANCES, December 31, 2005	—	$—	9,022	$90	$34,667	$10,933	$45,690
Exercise of common stock options and warrants	—	—	129	1	356	—	357
Compensation expense on issuance of common stock options	—	—	—	—	376	—	376
Income tax benefit realized from the exercise of stock options	—	—	—	—	27	—	27
Issuance of common stock, net of offering costs	—	—	2,895	29	47,134	—	47,163
Net income	—	—	—	—	—	7,588	7,588
BALANCES, December 31, 2006	—	$—	12,046	$120	$82,560	$18,521	$101,201
Exercise of common stock options and warrants	—	—	39	1	247	—	248
Compensation expense on issuance of common stock options	—	—	—	—	541	—	541
Income tax benefit realized from the exercise of stock options	—	—	—	—	112	—	112
Net income	—	—	—	—	—	12,278	12,278
BALANCES, December 31, 2007	—	$—	12,085	$121	$83,460	$30,799	$114,380

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,446	$7,588	$12,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,224	6,020	7,470
Deferred taxes	2,408	2,544	2,930
Employee stock option expense	135	376	541
Loss (gain) on disposal of assets	(28)	13	(1)
Changes in current assets:
Trade accounts and other receivables	(1,352)	(2,271)	(2,859)
Inventory	(5,699)	749	(3,826)
Prepaid expenses and other	(362)	135	(3,904)
Changes in current liabilities:
Accounts payable and accrued liabilities	337	(3)	3,228
Current income tax liability	187	849	2,581
Deferred income	(855)	122	(144)
Other assets	348	(46)	(25)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,789	16,076	18,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,708)	(27,684)	(25,307)
Purchase of short-term investments	—	(38,252)	(2,609)
Redemption of short-term investments	—	13,200	9,000
Assets acquired, net of cash	(7,584)	—	—
Proceeds from sale of property and equipment	264	73	95
Changes in restricted cash	2,000	—	—
NET CASH USED IN INVESTING ACTIVITIES	(23,028)	(52,663)	(18,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	300	1,375	600
Proceeds from long-term debt	21,517	68	—
Repayments of long-term debt	(13,077)	(9,581)	(4,442)
Repayment of line of credit	—	(1,675)	—
Proceeds from exercise of stock options and warrants	13,085	357	248
Proceeds from sale of stock, net of transaction costs	—	47,163	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	21,825	37,707	(3,594)

NET CHANGE IN CASH	2,586	1,120	(4,146)
CASH AT BEGINNING OF PERIOD	685	3,271	4,391
CASH AT END OF PERIOD	$3,271	$4,391	$245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,877	$1,692	$1,191
Income taxes paid	$24	$894	$4,620

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired for issuance of subordinated debt	3,000	—	—
Assets acquired for issuance of common stock	5,120	—	—

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Principles of Consolidation

These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc.  (the "NGSG", "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc.  was formed on December 18, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

Effective January 1, 2004, Rotary Gas Systems, Inc., Great Lakes Compression, Inc., and NGE Leasing, Inc., were merged into NGSG.

On January 3, 2005, we purchased all of the outstanding shares of capital stock of Screw Compression System, Inc.  (“SCS”) a manufacturer of natural gas compressors, with its principal offices located in Tulsa, Oklahoma for the purpose of expanding the product line, production capacity and customer base.  SCS operated as a wholly owned subsidiary until June 30, 2007, when it was merged into Natural Gas Services Group, Inc.

The accompanying consolidated financial statements include NGSG and its subsidiary.  All significant intercompany accounts and transactions were eliminated in consolidation.

All amounts are stated in thousands of dollars except per share data.

Nature of Operations

Natural Gas Services Group, Inc. is a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coalbed methane, gas shales and tight gas).  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells.  NGSG provides maintenance services for its natural gas compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the inventory allowance for obsolescence.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

We have short-term investments invested primarily in high grade short term commercial paper for the maximum return on investment which are held to maturity and that will coincide with our projected cash requirements and have a maturity of less than one year.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes the allowance for doubtful accounts for trade receivables of $110 thousand at December 31, 2006 and 2007 is adequate.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Description of Rental Arrangements

Our rental operations principally consist of the rental of natural gas compressor packages and flare stacks.  These arrangements are classified as operating leases.  See Note 2.

Major Customers and Concentration of Credit Risk

Sales to one customer in the year ended December 31, 2005 amounted to a total of 36% of consolidated revenue.  Sales to two customers in the year ended December 31, 2006 amounted to a total of 39% and 12% of consolidated revenue, respectively.  Sales to two customers in the year ended December 31, 2007 amounted to a total of 40% and 12% of consolidated revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2005, 2006 or 2007.  One customer amounted to 54% and 64% of our accounts receivable as of December 31, 2006 and 2007, respectively.  No other customer amounted to more than 10% of our consolidated accounts receivable as of December 31, 2006 and 2007.  We generally do not obtain collateral, but require deposits of as much as 50% on large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $347 thousand and $273 thousand at December 31, 2006 and 2007, respectively.  At December 31, 2006 and 2007, respectively, inventory consisted of the following (in thousands):

	2006	2007
Raw materials	$12,154	$17,492
Finished goods	1,084	—
Work in process	3,705	3,277
	$16,943	$20,769

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

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in three acquisitions.  Goodwill was being amortized on a straight-line basis over 20 years, but we ceased amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards ("FAS") No.  142.

FAS 142 requires that goodwill be tested for impairment at least annually.  We completed the most recent test for goodwill impairment as of December 31, 2007, at which time no impairment was indicated.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

At December 31, 2007, NGSG had intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2007 was $3.3 million.  Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life remaining of approximately fourteen years as of December 31, 2007.  Amortization expense recognized in each of the years ending December 31, 2005, 2006, and 2007 was $299 thousand.  In addition, NGSG has an intangible asset with a gross carrying value of $0.7 million at December 31, 2007 related to the trade name of SCS.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2008	$299
2009	299
2010	260
2011	179
2012	125
Thereafter	1,504
$2,666

Our policy is to periodically review the net realizable value of intangibles, other than goodwill and patents, through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our most recent analysis, we believe no impairment of intangible assets exists as of December 31, 2007.

Patents

We have patents for a flare tip ignition device and flare tip burner pilot.  The costs of the patents are being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired.  Amortization expense for patents of $27 thousand was recognized for each of the years ended December 31, 2005, 2006, and 2007.  The net value of patents was $4 thousand as of December 31, 2007.

Other Assets

Included in other assets are debt issuance costs, net of accumulated amortization, and deposits totaling approximately $113 thousand and $43 thousand at December 31, 2006 and 2007, respectively.  Such costs are amortized over the period of the respective debt agreements on a straight-line method, which approximates the effective interest method.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $305 thousand and $165 thousand at December 31, 2006 and 2007, respectively.

Financial Instruments

Management believes that generally the fair value of the our cash, short-term investments, trade receivables, payables and notes payable at December 31, 2006 and 2007 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $23 thousand, $41 thousand and $13 thousand in 2005, 2006 and 2007, respectively.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There was no anti-dilutive effect in 2005.  There was an anti-dilutive effective in 2006 of 10 thousand common stock options and in 2007 of 25 thousand common stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006	2007
Numerator:
Net income	$4,446	$7,588	$12,278
Denominator for basic net income per common share:
Weighted average common shares outstanding	7,564	11,405	12,071

Denominator for diluted net income per share:
Weighted average common shares outstanding	7,564	11,405	12,071
Dilutive effect of stock options and warrants	917	67	43
Diluted weighted average shares	8,481	11,472	12,114

Earnings per common share:
Basic	$0.59	$0.67	$1.02
Diluted	$0.52	$0.66	$1.01

Income Taxes

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

Reclassification

Certain amounts in prior period financial statements have been reclassified to conform to the 2007 financial statement classification.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.  109, Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing, in the financial statements, tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.  See Note 7 for additional information regarding income taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years.  We adopted the required provisions of SFAS 157 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  Our cost less the accumulated depreciation of $11.3 million for the rental compressors as of December 31, 2006 was $59.9 million.  Our cost less the accumulated depreciation of $17.0 million for the rental compressors as of December 31, 2007 was $76.0 million.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2007 are as follows (in thousands):

Years Ended December 31,
2008	$2,583
2009	48
Total	$2,631

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Land and building	$3,365	$5,305
Leasehold improvements	398	431
Office equipment and furniture	501	1,028
Software	360	458
Machinery and equipment	1,447	1,587
Vehicles	4,322	4,563
Less accumulated depreciation	(3,679)	(4,792)
Total	$6,714	$8,580

Depreciation expense for property and equipment and the compressors described in Note 2 was $3.9 million, $5.7 million and $7.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

We purchased a manufacturing facility in Midland, Texas on November 11, 2007 for $1.9 million.

4.  Line of Credit

We entered into a line of credit on October 15, 2006, which allows for borrowings up to $40.0 million, bears a fixed interest rate of 7.5% and requires monthly interest payments, which began on November 1, 2006 and principal payments on October 1, 2008.  The line of credit is collateralized by substantially all of our assets.  As of December 31, 2007, there was a balance of $600 thousand outstanding on line of credit.

The line of credit and note listed in Note 5 below are with the same bank and include certain covenants, the most restrictive of which require that we maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth.  We were in compliance with covenants at December 31, 2006 and 2007, respectively.

5.  Long-term Debt

Long-term debt at December 31, 2006 and 2007, respectively, consisted of the following (in thousands):

	2006	2007
Note payable to a bank, interest at a fixed rate of 7.5%. Principal and interest payment due and payable on the 1st day of each month commencing November 1, 2006 and continuing through September 1, 2011. Principal under this credit facility is due and payable in 59 monthly installments of $281,500 each. The note is collateralized by substantially all of our assets. See Note 4 regarding loan covenants.	$16,328	$12,950

Other notes payable for vehicles, various terms	64	—
Total	16,392	12,950
Less current portion	(3,442)	(3,378)
Total	$12,950	$9,572

Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows (in thousands):

2008	$3,378
2009	3,378
2010	3,378
2011	2,816
Total	$12,950

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Subordinated Notes

In 2001, we completed an offering of units consisting of subordinated debt and warrants.  The balance of the subordinated debt, net of unamortized discount of $90 thousand, was $1.4 million at December 31, 2004.  All amounts due on the notes were paid in full during 2005.  Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10 thousand shares of our common stock at $3.25 per share.  Interest only was payable annually, with all principal due at maturity.  Warrants to purchase 61.6 thousand shares were also granted on the same terms to a placement agent in connection with the offering.  Certain stockholders, officers and directors purchased units in the subordinated debt offering, (totaling $259 thousand in notes and warrants representing 104 thousand shares) on the same terms and conditions as non-affiliated purchasers in the offering.  As of December 31, 2007, none of the warrants remained outstanding.

On January 3, 2005, we issued subordinated promissory notes to Paul D. Hensley, James R. Hazlett and Tony Vohjesus, the owners of SCS, as part of the consideration for the acquisition of Screw Compression Systems, Inc. As of January 3, 2005, Screw Compression Systems, Inc. became a wholly owned subsidiary of NGSG.  Mr. Hensley is currently the Senior Vice President of Technical Services and a Director of Natural Gas Services Group, Inc. Mr. Hazlett is the Vice President of Technical Services. Mr. Vohjesus is a Manager of Product Services. The aggregate principal amount was $3 million bearing interest at the rate of 4.00% per annum. Beginning January 3, 2006, a principal payment of $1 million is due and payable each year until maturity on January 3, 2008, plus the current outstanding interest. The subordinated promissory notes are secured by a letter of credit in the face amount of $2 million. As of December 31, 2006 and 2007, $2 million and $1 million was outstanding on these notes, respectively.  We repaid these notes in full at maturity in January 2008.

7.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	2005	2006	2007
Current provision:
Federal	$91	$1,475	$3,168
State	116	268	357
	207	1,743	3,525
Deferred provision:
Federal	2,310	2,403	2,775
State	98	141	155
	2,408	2,544	2,930
	$2,615	$4,287	$6,455

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2005	2006	2007
Deferred income tax assets:
Net operating loss	$984	$—	$—
Alternative minimum tax credit	91	99	—
Other	60	242	362
Total deferred income tax assets	1,135	341	362
Deferred income tax liabilities:
Property and equipment	(6,736)	(8,571)	(11,623)
Goodwill and other intangible assets	(1,575)	(1,508)	(1,407)
Other	(71)	(26)	33
Total deferred income tax liabilities	(8,382)	(10,105)	(12,997)
Net deferred income tax liabilities	$(7,247)	$(9,764)	$(12,635)

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate differs from the statutory rate as follows:

	2005	2006	2007
Statutory rate	34%	34%	34%
State and local taxes	3%	3%	2%
Other	—	(1)%	(2)%
Effective rate	37%	36%	34%

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. We had no material unrecognized income tax assets or liabilities at the date of adoption or during the twelve months ended December 31, 2007.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the twelve months ended December 31, 2007, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004.  We are not currently involved in any income tax examinations.

8.  Stockholders' Equity

Initial Public Offering

In October, 2002, we closed an initial public offering in which it sold 1.5 million shares of common stock and warrants to purchase 1.5 million shares of common stock for a total of $7.9 million.  Costs and commissions associated with the offering totaled $1.3 million.  The warrants were exercisable anytime through October 21, 2006 at $6.25 per share.  In connection with this offering, the underwriter received options to purchase 150 thousand shares of common stock at $6.25 per share and warrants at $0.3125 per share.  The warrants, if purchased by the underwriter, will contain an exercise price of $7.81 per share.  The underwriter's options expired in October 2007 and included a cashless exercise provision utilizing the our common stock.  The underwriter’s warrants expire in October 2008.  As of December 31, 2007, there were no underwriter options or warrants outstanding.

Secondary Public Offering

On March 8, 2006, we sold 2.5 million shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million.  We did not receive any proceeds from sales by certain selling stockholders.  We granted the underwriter an option for a period of 30 days to purchase up to an additional 428 thousand shares to cover over-allotments, if any.  On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, we sold an additional 428 thousand shares, resulting in proceeds to NGSG of $7.1 million, in addition to the net proceeds of $40.7 million from the sale of the 2.5 million shares of common stock on March 8, 2006.  The net proceeds after offering costs to us were $47.1 million and a portion was used to reduce our bank debt by $5.0 million.

Conversion

On July 28, 2005, Natural Gas Services Group, Inc.  announced that it would redeem its outstanding common stock purchase warrants that were issued in connection with its initial public offering in October 2002 (the "IPO Warrants").  Holders of the IPO Warrants were required to exercise the IPO Warrants by 5:00 p.m., Mountain Daylight Savings Time on Tuesday, September 6, 2005 (the "Redemption Date").  The IPO Warrants had an exercise price of $6.25 per share and were subject to redemption at the redemption price of $0.25 per IPO Warrant.  IPO Warrants that were not properly exercised by the Redemption Date ceased to be exercisable and were redeemed for $0.25 per IPO Warrant, without interest.  A total of 1.5 million IPO Warrants were initially issued in conjunction with our initial public offering.  We received a total of $9.4 million in proceeds from IPO Warrants exercised in 2005.  Approximately 2.4 thousand IPO Warrants were not exercised by the Redemption Date and were redeemed for the aggregate redemption amount of $.6 thousand.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In March 2001 and April 2002, five-year warrants to purchase 68.5 thousand shares of common stock at $2.50 per share and 16.5 thousand shares at $3.25 per share, respectively, were issued to certain board members and stockholders as compensation for their debt guarantees.  All of these warrants were exercised as of December 31, 2006.

Preferred Stock

We have a total of 5.0 million authorized preferred shares, with rights and preferences as designated by the Board of Directors.  As of December 31, 2006 and 2007, there were no outstanding preferred shares.

Other

In 2001, we completed an offering of units consisting of subordinated debt and warrants.  Each unit consisted of a $25 thousand 10% subordinated note due December 31, 2006 and a five-year warrant to purchase 10 thousand shares of our common stock at $3.25 per share.  On August 26, 2005, we prepaid all of the outstanding 10% subordinated notes that were due December 31, 2006.  As of December 31, 2006, none of these warrants were outstanding.

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

9.  Stock-Based Compensation

Stock Options

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No.  107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.  123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.  The adoption of SFAS 123(R) resulted in stock compensation expense of $376 thousand for the year ended December 31, 2006 and $541 thousand for the year ended December 31, 2007, to income before income taxes.

The Black-Scholes option-pricing model was used to estimate the option fair values.  The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).  Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2007.  The expected option term was calculated based on the vesting period and historical exercise and post vesting employment termination behavior for similar grants.  The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No.  25, Accounting for Stock Issued to Employees, and its related interpretations.  Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees or directors when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro-Forma Stock Compensation Expense for the Year Ended December 31, 2005

For the year ended December 31, 2005, we applied the intrinsic value method of accounting for stock options as prescribed by APB 25.  If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended SFAS 148, our net income and net income per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

Year Ended December 31, 2005

Net income, as reported	$4,446
Compensation expenses regained under Opinion 25	135
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of tax)	(295)
Income available to common stockholders, pro forma	$4,286
Earnings per common share:
Basic, as reported	$0.59
Basic, pro forma	$0.57
Diluted, as reported	$0.52
Diluted, pro forma	$0.51
Weighted average fair value of options granted during the year	$10.37

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures.  Because of these differences, the pro-forma stock compensation expense presented above for the year ended December 31, 2005 under SFAS 123 and the stock compensation expense recognized during the years ended December 31, 2006 and 2007 under SFAS 123(R) are not directly comparable.  In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative results have not been restated.

 Stock Option Plan

Our 1998 Stock Option Plan (the Plan), which is stockholder approved, permits the grant of options to its employees for up to 550 thousand shares of common stock.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of NGSG (as defined in the Plan).

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

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  The risk-free rate for periods within the contractual life of the option is based on the U.S.  Treasury yield curve in effect at the time of grant.  The expected life of options granted is based on the vesting period and historical exercise and post vesting employment termination behavior for similar grants.  We use historical stock data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

Weighted average Black-Scholes fair value assumptions:	2005		2006		2007
Risk free rate	7.25%		8.25%		5.83%
Expected life	10	yrs	4	yrs	5	yrs
Expected volatility	47.0%		50.3%		47.6%
Expected dividend yield	0.0%		0.0%		0.0%

A summary of option activity under the plan as of December 31, 2007 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, January 1, 2007	174,170	$9.63	8.22	$744

Granted	22,500	18.27
Exercised	(24,834)	6.12
Forfeited or expired	(4,334)	12.15

Outstanding, December 31, 2007	167,502	$11.25	7.77	$1,401

Exercisable, December 31, 2007	126,502	$10.80	7.51	$1,115

During the year ended December 31, 2007, 22,500 options were granted.  The total intrinsic value or the difference between the exercise price and the market price on the date of exercise, of options exercised during the year ended December 31, 2007, was approximately $213 thousand.  Cash received from stock options exercised during the year ended December 31, 2007 was $152 thousand.

The following table summarizes information about the options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	28,000	4.99	$4.17	28,000	$4.17
5.59 – 9.43	63,668	7.42	9.02	48,668	8.96
9.44 – 19.61	75,834	9.09	15.73	49,834	16.31
$0.00 - 19.61	167,502	7.77	$11.25	126,502	$10.80

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summary of the status of our unvested stock options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2007	85,838	$9.32

Granted	22,500	8.49
Vested	(63,671)	9.35
Forfeited	(3,667)	5.12

Unvested at December 31, 2007	41,000	$9.19

As of December 31, 2007, there was approximately $160 thousand of unrecognized compensation cost related to unvested options.  We expect to recognize such cost over a weighted-average period of 1.2 years.  Total compensation expense for stock options was $376 thousand and $541 thousand for the years ended December 31, 2006 and 2007, respectively.  An income tax benefit was realized from the exercise of stock options of approximately $27 thousand and $112 thousand for the years ended December 31, 2006 and 2007, respectively.

10.  Commitments

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $96 thousand, $125 thousand, and $161 thousand to the 401(k) Plan in 2005, 2006 and 2007, respectively.

Rented Facilities

We lease certain of our facilities under operating leases with terms generally ranging from month to month to five years.  Most facility leases contain renewal options.  Remaining future minimum rental payments due under these leases for the years ended December 31 are as follows (in thousands):

2008	$76
2009	28
2010	28
2011	29
2012	30
Thereafter	44
Total	$235

Rent expense under such leases was $196 thousand, $212 thousand, and $244 thousand for the years ended December 31, 2005, 2006, and 2007, respectively.

11.  Other Income

Other income in 2006 and 2007 primarily consisted of interest income from our short-term investment account.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Segment Information

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

NGSG identifies its segments based upon major revenue sources as follows:

For the Year Ended December 31, 2005

	Sales	Service & Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$30,278	$2,424	$16,609	$—	$49,311
Operating costs and expenses	23,331	1,479	6,528	9,114	40,452
Operating income	6,947	945	10,081	(9,114)	8,859
Other income/(expense)	—	—	—	(1,798)	(1,798)
Income before provision for income taxes	6,947	945	10,081	$(10,912)	7,061
*Segment assets	$—	$—	$—	$86,369	$86,369

For the Year Ended December 31, 2006

	Sales	Service & Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$38,214	$979	$23,536	$—	$62,729
Operating costs and expenses	29,629	735	8,944	11,290	50,598
Operating income	8,585	244	14,592	(11,290)	12,131
Other income/(expense)	—	—	—	(256)	(256)
Income before provision for income taxes	8,585	244	14,592	(11,546)	11,875
*Segment assets	$—	$—	$—	$135,552	$135,552

For the Year Ended December 31, 2007

	Sales	Service & Maintenance	Rental	Corporate	Total
	(in thousands of dollars)
Revenue	$41,088	$964	$30,437	$—	$72,489
Operating costs and expenses	28,124	600	12,382	12,794	53,900
Operating income	12,964	364	18,055	(12,794)	18,589
Other income/(expense)	—	—	—	144	144
Income before provision for income taxes	12,964	364	18,055	(12,650)	18,733
*Segment assets	$—	$—	$—	$153,233	$153,233

* Management does not track assets by segment.

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           Quarterly Financial Data (In thousands, except per share data) - Unaudited

2005	Q1	Q2	Q3	Q4	Total
Total revenue	$11,041	$12,031	$12,460	$13,779	$49,311
Operating income	1,837	2,200	2,207	2,615	8,859
Net income applicable to common shares	898	1,070	1,091	1,387	4,446
Net income per share - Basic	0.13	0.16	0.14	0.15	0.59
Net income per share - Diluted	0.11	0.13	0.12	0.15	0.52

2006	Q1	Q2	Q3	Q4	Total
Total revenue	$13,578	$15,458	$17,130	$16,563	$62,729
Operating income	3,053	1,912	3,690	3,476	12,131
Net income applicable to common shares	1,696	1,208	2,364	2,320	7,588
Net income per share - Basic	0.18	0.10	0.20	0.19	0.67
Net income per share - Diluted	0.17	0.10	0.20	0.19	0.66

2007	Q1	Q2	Q3	Q4	Total
Total revenue	$16,712	$17,624	$18,651	$19,502	$72,489
Operating income	4,203	4,134	5,232	5,020	18,589
Net income applicable to common shares	2,681	2,646	3,337	3,614	12,278
Net income per share - Basic	0.22	0.22	0.28	0.30	1.02
Net income per share - Diluted	0.22	0.22	0.28	0.30	1.01

14.	Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v Natural Gas Services Group, Inc. and Great Lakes Compression, Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100 thousand for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100 thousand of life insurance proceeds. Plaintiff now seeks to recover $100 thousand from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit, and the absence of any discovery proceedings, we are unable to accurately predict its outcome, but we intend to file an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

********

NATURAL GAS SERVICES GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

*23.1	Consent of Hein & Associates LLP.

*31.1	Certifications

*31.2	Certifications

*32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.