Form 10-Q
period 2008-03-31
NATURAL GAS SERVICES GROUP INC
filed 2008-05-06
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
(432) 563-3974
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, $.01 par value	12,087,500

NATURAL GAS SERVICES GROUP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	Page 1

Unaudited Condensed Consolidated Income Statements	Page 2

Unaudited Condensed Consolidated Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Consolidated Financial Statements	Page 4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 15

Item 4. Controls and Procedures	Page 15

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 16

Item 1A. Risk Factors	Page 16

Item 6. Exhibits	Page 17

Signatures	Page 20

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	March 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$245	$2,111
Short-term investments	18,661	14,348
Trade accounts receivable, net of doubtful accounts of $110, both periods	11,322	10,126
Inventory, net of allowance for obsolescence of $273 and $288, respectively	20,769	24,490
Prepaid income taxes	3,584	—
Prepaid expenses and other	641	203
Total current assets	55,222	51,278

Rental equipment, net of accumulated depreciation of $16,810 and $18,454, respectively	76,025	82,175
Property and equipment, net of accumulated depreciation of $4,792 and $5,175, respectively	8,580	8,442
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,145 and $1,224, respectively	3,324	3,245
Other assets	43	32
Total assets	$153,233	$155,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$4,378	$3,378
Line of credit	600	—
Accounts payable	4,072	6,032
Accrued liabilities	3,990	3,762
Current income tax liability	3,525	57
Deferred income	81	877
Total current liabilities	16,646	14,106

Long term debt, less current portion	9,572	8,727
Deferred income tax payable	12,635	14,359
Total liabilities	38,853	37,192

Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,085 and 12,087 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,460	83,581
Retained earnings	30,799	34,317
Total stockholders' equity	114,380	118,019
Total liabilities and stockholders' equity	$153,233	$155,211

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended March 31,
	2007	2008
Revenue:
Sales, net	$9,506	$9,626
Rental income	6,940	9,010
Service and maintenance income	266	297
Total revenue	16,712	18,933

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	6,670	6,393
Cost of rentals, exclusive of depreciation stated separately below	2,735	3,404
Cost of service and maintenance, exclusive of depreciation stated separately below	187	208
Selling, general, and administrative expense	1,200	1,350
Depreciation and amortization	1,717	2,125
Total operating costs and expenses	12,509	13,480

Operating income	4,203	5,453

Other income (expense):
Interest expense	(300)	(241)
Other income	352	233
Total other income (expense)	52	(8)

Income before provision for income taxes	4,255	5,445
Provision for income taxes	1,574	1,928
Net income	$2,681	$3,517

Earnings per share:
Basic	$0.22	$0.29
Diluted	$0.22	$0.29
Weighted average shares outstanding:
Basic	12,061	12,085
Diluted	12,083	12,144

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars) (unaudited)
	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,681	$3,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,717	2,125
Deferred taxes	(1,479)	5,312
Employee stock options expensed	97	95
Gain on sale of property and equipment	(8)	—
Changes in current assets and liabilities:
Trade and other receivables	2,413	1,196
Inventory and work in progress	(2,333)	(3,721)
Prepaid expenses and other	(32)	438
Accounts payable and accrued liabilities	2,377	1,732
Current tax liability	2,012	(3,468)
Deferred income	534	796
Other	(42)	18
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,937	8,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,040)	(8,064)
Purchase of short-term investments	(274)	(187)
Redemption of short-term investments	3,000	4,500
Proceeds from sale of property and equipment	33	—
NET CASH USED IN INVESTING ACTIVITIES	(1,281)	(3,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	500
Repayments of long-term debt	(1,908)	(1,845)
Repayments of line of credit	—	(1,100)
Proceeds from exercise of stock options and warrants	109	22
NET CASH USED IN FINANCING ACTIVITIES	(1,799)	(2,423)

NET CHANGE IN CASH	4,857	1,866

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,391	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,248	$2,111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$305	$290
Income taxes paid	$999	$84

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2008 and December 31, 2007 and the results of our operations for the three month periods ended March 31, 2008 and March 31, 2007 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2008 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing, in the financial statements, tax positions taken or expected to be taken on a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN No. 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.  See Note 6 for additional information regarding income taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years.  We adopted the required provisions of SFAS No. 157 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.  See Note 3 for additional information regarding fair value measurements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of SFAS No. 160 will have a significant impact on our financial statements.

 (2) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”) in March, 2006, which provides supplemental SFAS No. 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the quarterly periods ended March 31, 2007 and 2008 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under our 1998 Stock Option plan for the three month period ended March 31, 2008 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2007	167,502	$11.25	7.77	$1,401

Granted	55,000	20.17
Exercised	(2,500)	8.84
Forfeited or expired	(3,668)	11.16

Outstanding, March 31, 2008	216,334	$13.55	8.12	$1,792

Exercisable, March 31, 2008	142,332	$11.04	7.39	$1,535

We granted options on January 15, 2008 and March 18, 2008.  There were no options granted during the three months ended March 31, 2007.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the three months ended March 31, 2008, was approximately $31 thousand.  The Company received cash of approximately $22 thousand and realized an income tax benefit of approximately $3 thousand from stock options exercised during the three months ended March 31, 2008.

The following table summarizes information about the options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	28,000	4.74	$4.17	28,000	$4.17

5.59 – 9.43	60,000	7.22	9.11	60,000	9.11

9.44 – 15.60	48,334	8.79	14.35	24,334	14.06

15.61 – 20.48	80,000	9.57	19.67	29,998	18.87

$0.00 – 20.48	216,334	8.12	$13.55	142,332	$11.04

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The summary of the status of the Company’s unvested stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	41,000	$9.19

Granted	55,000	9.89
Vested	(19,998)	13.08
Forfeited	(2,000)	5.24

Unvested at March 31, 2008	74,002	$8.76

As of March 31, 2008, there was approximately $610 thousand of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.51 years.  Total compensation expense for stock options was $97 thousand and $95 thousand for the three months ended March 31, 2007 and 2008, respectively.  An income tax benefit was recognized of approximately $42 thousand and $3 thousand for the three months ended March 31, 2007 and 2008, respectively.

(3) Fair Value Measurement

The financial assets of the company measured at fair value on a recurring basis are cash and cash equivalents and short-term investments.  Our cash and cash equivalents and short-term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities.  Such instruments are generally classified within level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations.  Such instruments are generally classified within level 2 of the fair value hierarchy.

The following table sets forth the our cash and cash equivalents and short-term investments which are measure at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

				Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at fair value
Cash and cash equivalents	$2,111	$—	$—	$2,111
Short-term investments	14,348	—		14,348
Total	$16,459	$—	$—	$16,459

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (4) Inventory

Inventory, net of allowance for obsolescence of $273 thousand at December 31, 2007 and $288 thousand at March 31, 2008 consisted of the following amounts:

	December 31,	March 31,
	2007	2008

Raw materials	$17,492	$20,937
Work in process	3,277	3,553
	$20,769	$24,490

(5) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended March 31,
	2007	2008
Numerator:
Net income	$2,681	$3,517
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,061	12,085

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,061	12,085
Dilutive effect of stock options and warrants	22	59
Diluted weighted average shares	12,083	12,144

Earnings per common share:
Basic	$0.22	$0.29
Diluted	$0.22	$0.29

 (6) Income Taxes

The Company adopted the provisions of FIN No. 48, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company had no material unrecognized income tax assets or liabilities at the date of adoption nor during the three months ended March 31, 2008.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2007 and March 31, 2008, there were no income tax interest and penalty items in the income statement, nor as a liability on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004.  The Company is not currently involved in any income tax examinations.

(7) Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in the allocation of resources and the assessment of performance.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company identifies its segments based upon major revenue sources as follows:

For the three months ended March 31, 2008:
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$9,626	$9,010	$297	$—	$18,933
Operating costs and expenses	6,393	3,404	208	3,475	13,480
Other income/(expense)				(8)	(8)
Income before provision for income taxes	$3,233	$5,606	$89	$(3,483)	$5,445
*Segment Assets	$—	$—	$—	$158,879	$158,879

For the three months ended March 31, 2007:
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$9,506	$6,940	$266	$—	$16,712
Operating costs and expenses	6,670	2,735	187	2,917	12,509
Other income/(expense)				52	52
Income before provision for income taxes	$2,836	$4,205	$79	$(2,865)	$4,255
*Segment Assets	$—	$—	$—	$140,016	$140,016
* Management does not track assets by segment

(8)  Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression Inc., Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100 thousand for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100 thousand of life insurance proceeds. Plaintiff now seeks to recover $100 thousand from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit, and the absence of any discovery proceedings, we are unable to accurately predict its outcome, but we intend to file an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

**********************

NATURAL GAS SERVICES GROUP, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our December 31, 2007 Form 10-K Report filed with the SEC.  All amounts reported in tables are in thousands of dollars unless otherwise noted.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2008, we had 1,277 natural gas compressors totaling 171,458 horsepower rented to 106 third parties, compared to 1,001 natural gas compressors totaling 115,336 horsepower rented to 88 third parties at March 31, 2007.

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

We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of March 31, 2008, we had written maintenance agreements with third parties relating to 46 compressors.  Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

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

Demand for our products and service was strong throughout 2007 and the first quarter of 2008. We believe demand will remain strong throughout 2008 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.

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

Results of Operations

Three months ended March 31, 2007, compared to the three months ended March 31, 2008.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended March 31, 2007 and March 31, 2008.

	Revenue
	Three months Ended March 31,
	2007		2008
Sales	$9,506	57%	$9,626	51%
Rental	6,940	41%	9,010	47%
Service and Maintenance	266	2%	297	2%
Total	$16,712		$18,933

Total revenue increased from $16.7 million to $18.9 million, or 13.3%, for the three months ended March 31, 2008, compared to the same period ended March 31, 2007. This was mainly the result of increased rental revenue.  Sales revenue increased 1.3%, rental revenue increased 29.8%, and service and maintenance revenue increased 11.7%.

Sales revenue increased from $9.5 million to $9.6 million, or 1.3%, for the three months ended March 31, 2008, compared to the same period ended March 31, 2007.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $6.9 million to $9.0 million, or 29.8%, for the three months ended March 31, 2008, compared to the same period ended March 31, 2007.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,422 compressor packages in its rental fleet, up from 1,157 units at March 31, 2007.  The rental fleet has a utilization of 89.8% as of March 31, 2008.

Service and maintenance revenue increased from $266 thousand to $297 thousand, or 11.7%, for the three months ended March 31, 2008, compared to the same period ended March 31, 2007.  This increase is due to increased service in New Mexico and Michigan.

The overall operating margin percentage increased to 28.8% for the three months ended March 31, 2008, from 25.2% for the same period ended March 31, 2007. This is mainly the result of increased sales of compressor units to third parties, parts, rebuilds, and increased margins on our rental fleet activity.

Selling, general, and administrative expense increased from $1.2 million, to $1.4 million or 12.5% for the three months ended March 31, 2008, as compared to the same period ended March 31, 2007.  This increase is mainly due to an increase in sales commissions and sales staff and increases in officers salaries.

Depreciation and amortization expense increased from $1.7 million, to $2.1 million or 23.8% for the three months ended March 31, 2008, compared to the same period ended March 31, 2007.  This increase was the result of 265 new gas compressor rental units being added to the rental fleet from March 31, 2007 to March 31, 2008, thus increasing the depreciable base.

Other income net of other expense decreased $119 thousand for the three months ended March 31, 2008, compared to the same period ended March 31, 2007. This decrease is mainly the result of decreased balances in our short-term investments.

NATURAL GAS SERVICES GROUP, INC.

Interest expense decreased 19.7% for the three months ended March 31, 2008, compared to the same period ended March 31, 2007, mainly due to decreased loan balances financing rental equipment.

Provision for income tax increased from $1.6 million to $1.9 million, or 22.5%, and is the result of the increase in taxable income.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in the Company's Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation ("FIN") No.  48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing, in the financial statements, tax positions taken or expected to be taken on a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN No. 48 on January 1, 2007, and its adoption did not have a material impact on our consolidated financial position and results of operations.  See Note 6 for additional information regarding income taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years.  We adopted the required provisions of SFAS No. 157 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.  See Note 3 for additional information regarding fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) will have a significant impact on our financial statements.

NATURAL GAS SERVICES GROUP, INC.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the adoption of SFAS No. 160 will have a significant impact on our financial statements.

Liquidity and Capital Resources

The following represents the Company’s working capital position as of December 31, 2007 and March 31, 2008.

	December 31,	March 31,
	2007	2008

Current Assets:
Cash and cash equivalents	$245	$2,111
Short-term investments	18,661	14,348
Trade accounts receivable, net	11,322	10,126
Inventory, net	20,769	24,490
Prepaid income taxes	3,584	—
Prepaid expenses and other	641	203
Total current assets	55,222	51,278

Current Liabilities:
Current portion of long-term debt and subordinated notes	4,378	3,378
Line of credit	600	—
Accounts payable	4,072	6,032
Accrued liabilities	3,990	3,762
Current portion of tax liability	3,525	57
Deferred income	81	877
Total current liabilities	16,646	14,106

Total working capital	$38,576	$37,172

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2008, we invested $8.0 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and cash on hand. In addition, we have repaid $2.9 million of our existing debt.

NATURAL GAS SERVICES GROUP, INC.

Cash flows

At March 31, 2008, we had cash, cash equivalents and short-term investments of $16.5 million compared to $18.9 million at December 31 2007. We had working capital of $37.2 million at March 31, 2008 compared to $38.6 million at December 31, 2007. At March 31, 2008, our total debt was $12.1 million of which $3.4 million was classified as current compared to $14.6 million and $4.4 million, respectively at December 31, 2007. We had positive net cash flow from operating activities of $8.0 million during the first three months of 2008 compared to $7.9 million for the three months of 2007.  This was primarily from net income of $3.5 million, a decrease in accounts receivable of $1.2 million and an increase in accounts payable and accrued liabilities of $1.7 million, offset by an increase in inventory of $3.7 million during the three months ended March 31, 2008.

Accounts receivable decreased $1.2 million to $10.1 million at March 31, 2008 as compared to $11.3 million at December 31, 2007, largely reflecting collections during the first quarter.

Inventory increased $3.7 million to $24.5 million as of the quarter ended March 31, 2008, as compared to $20.8 million as of the year ended December 31, 2007. This increase is mainly the result of an increase in raw materials needed to increase production of compressor units for the rental fleet.

Long-term debt decreased $1.8 million to $12.1 million at March 31, 2008, compared to $14.0 million at December 31, 2007. The current portion of long-term debt decreased to $3.4 million at March 31, 2008, compared to $4.4 million at December 31, 2007 due to the final payment of $1.0 million of our subordinated debt on January 3, 2008.

Subordinated Debt-Related Parties

We had subordinated debt, which was included in the current portion of long-term debt. The $3.0 million principal amount of this debt is in the form of promissory notes issued to the three stockholders of SCS, who are currently employees of the Company, as part of the consideration for the acquisition of SCS. The principal of each note is payable in three equal annual installments, which commenced on January 3, 2006. Accrued and unpaid interest on the unpaid principal balance of each note is payable on the same dates as, and in addition to, the installments of principal. To secure payment of these notes, our bank lender issued letters of credit for the benefit of the holders in the aggregate amount $2.0 million.  On January 3, 2008, the letter of credit was voided. On January 3, 2008, we paid the third and last installment of the annual payments.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
	2008(1)	2009	2010	2011	2012	Thereafter	Total
Credit facility (secured)	$2,533	$3,378	$3,378	$2,816	$—	—	$12,105
Interest on credit facility(2)	813	591	338	106	—	—	1,848
Facilities and office leases	144	166	85	29	30	44	498
Purchase obligations	—	—	—	—	—	—	—
Total	$3,490	$4,135	$3,801	$2,951	$30	$44	$14,451

(1)	For the nine months remaining in 2008.
(2)	Assumes no change in the interest rate.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

NATURAL GAS SERVICES GROUP, INC.

Special Note Regarding Forward-Looking Statements

Please refer to and read “Special Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of March 31, 2008, and were determined based upon interest rates currently available to us for borrowings with similar terms.

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

Interest Rate Risk

Our Loan Agreement provides for a fixed interest rate of 7.5% for our term loan facility and our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of March 31, 2008, we were not using any derivatives to manage interest rate risk.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression Inc., Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100 thousand for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100 thousand of life insurance proceeds. Plaintiff now seeks to recover $100 thousand from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit, and the absence of any discovery proceedings, we are unable to accurately predict its outcome, but we intend to file an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, one of which has been updated as set forth below.

Our current debt level is high and may negatively impact our current and future financial stability.

As of March 31, 2008, we had an aggregate of approximately $12.1 million of outstanding indebtedness and accounts payable and accrued expenses of approximately $9.8 million. As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:

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

May 6, 2008

NATURAL GAS SERVICES GROUP, INC.

INDEX TO EXHIBITS

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