Form 10-Q
period 2008-06-30
NATURAL GAS SERVICES GROUP INC
filed 2008-08-07
CIK 1084991

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)
Colorado	75-2811855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

508 W. Wall St., Ste 550
Midland, Texas 79701
(Address of principal executive offices)
(432) 262-2700
(Registrant’s telephone number, including area code)

2811 SCR1260
Midland, TX 79701
(Former name or former address, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 07, 2008
Common Stock, $.01 par value	12,090,833

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	June 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$245	$890
Short-term investments	18,661	6,427
Trade accounts receivable, net of doubtful accounts of $110 and $130, respectively	11,322	10,524
Inventory, net of allowance for obsolescence of $273 and $333, respectively	20,769	30,101
Prepaid income taxes	3,584	282
Prepaid expenses and other	641	83
Total current assets	55,222	48,307

Rental equipment, net of accumulated depreciation of $16,810 and $20,300, respectively	76,025	93,240
Property and equipment, net of accumulated depreciation of $4,792 and $5,203, respectively	8,580	8,910
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,145 and $1,299, respectively	3,324	3,170
Other assets	43	21
Total assets	$153,233	$163,687

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$4,378	$3,378
Line of credit	600	—
Accounts payable	4,072	6,856
Accrued liabilities	3,990	5,888
Current income tax liability	3,525	97
Deferred income	81	1,751
Total current liabilities	16,646	17,970

Long term debt, less current portion	9,572	7,883
Deferred income tax payable	12,635	16,198
Other long term debt	—	150
Total liabilities	38,853	42,201

Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,085 and 12,091 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,460	83,716
Retained earnings	30,799	37,649
Total stockholders' equity	114,380	121,486
Total liabilities and stockholders' equity	$153,233	$163,687

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenue:
Sales, net	$10,159	$9,159	$19,665	$18,785
Rental income	7,222	10,095	14,162	19,105
Service and maintenance income	243	224	509	521
Total revenue	17,624	19,478	34,336	38,411

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	7,292	6,238	13,962	12,631
Cost of rentals, exclusive of depreciation stated separately below	2,989	4,094	5,724	7,498
Cost of service and maintenance, exclusive of depreciation stated separately below	137	152	324	360
Selling, general, and administrative expense	1,262	1,485	2,462	2,835
Depreciation and amortization	1,810	2,364	3,527	4,489
Total operating costs and expenses	13,490	14,333	25,999	27,813

Operating income	4,134	5,145	8,337	10,598

Other income (expense):
Interest expense	(298)	(193)	(598)	(434)
Other income	364	141	716	374
Total other income (expense)	66	(52)	118	(60)

Income before provision for income taxes	4,200	5,093	8,455	10,538
Provision for income taxes	1,554	1,760	3,128	3,688
Net income	$2,646	$3,333	$5,327	$6,850

Earnings per share:
Basic	$0.22	$0.28	$0.44	$0.57
Diluted	$0.22	$0.27	$0.44	$0.56
Weighted average shares outstanding:
Basic	12,063	12,088	12,065	12,087
Diluted	12,091	12,152	12,087	12,150

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars) (unaudited)
	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,327	$6,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,527	4,489
Deferred taxes	42	3,688
Employee stock options expensed	194	181
Gain on sale of property and equipment	(9)	(14)
Changes in current assets and liabilities:
Trade accounts receivables, net	(995)	798
Inventory, net	(3,114)	(9,332)
Prepaid expenses and other	(107)	558
Accounts payable and accrued liabilities	2,970	4,682
Current income tax liability	468	(220)
Deferred income	464	1,670
Other	4	18
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,771	13,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,011)	(21,897)
Purchase of short-term investments	(2,050)	(294)
Redemption of short-term investments	3,000	12,528
Proceeds from sale of property and equipment	34	35
NET CASH USED IN INVESTING ACTIVITIES	(8,027)	(9,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term debt	—	150
Proceeds from line of credit	—	500
Repayments of long-term debt	(2,753)	(2,689)
Repayments of line of credit	—	(1,100)
Proceeds from exercise of stock options and warrants	154	44
NET CASH USED IN FINANCING ACTIVITIES	(2,599)	(3,095)

NET CHANGE IN CASH	(1,855)	645

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,391	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,536	$890
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$496	$477
Income taxes paid	$2,683	$220

See accompanying notes to these condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2008 and December 31, 2007 and the results of our operations for the three month and six month periods ended June 30, 2008 and June 30, 2007 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the six month period ended June 30, 2008 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Unless otherwise noted, amounts reported in tables are in thousands, except per share data and stock option data.

Short-Term investments

Short-term investments consist primarily of government and corporate bonds with original maturities of ninety days to one year.

Revenue recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers or when all conditions have been met for title is transferred to the customer. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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

 (2) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”) in March, 2006, which provides supplemental SFAS No. 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the quarterly periods ended June 30, 2007 and 2008 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under our 1998 Stock Option plan for the six month period ended June 30, 2008 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2007	167,502	$11.25	7.77	$1,401

Granted	55,000	20.17
Exercised	5,833	7.47
Forfeited or expired	4,668	12.11

Outstanding, June 30, 2008	212,001	$13.65	7.89	$3,568

Exercisable, June 30, 2008	141,501	$11.32	7.21	$2,712

We granted options on January 15, 2008 and March 18, 2008.  There were no options granted during the three months ended June 30, 2008.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the six months ended June 30, 2008, was approximately $105,000.  The Company received cash of approximately $44,000 and realized an income tax benefit of approximately $31,000 from stock options exercised during the six months ended June 30, 2008.

The following table summarizes information about the options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	25,000	4.37	$4.00	25,000	$4.00

5.59 – 9.43	60,000	6.97	9.11	60,000	9.11

9.44 – 15.60	47,001	8.53	14.33	24,001	14.05

15.61 – 20.48	80,000	9.32	19.67	32,500	19.00

$0.00 – 20.48	212,001	7.89	$13.65	141,501	$11.32

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The summary of the status of the Company’s unvested stock options as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	41,000	$9.19

Granted	55,000	9.89
Vested	22,500	12.65
Forfeited	3,000	5.40

Unvested at June 30, 2008	70,500	$8.79

As of June 30, 2008, there was approximately $524,000 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.23 years.  Total compensation expense for stock options was $194,000 and $181,000 for the six months ended June 30, 2007 and 2008, respectively.  An income tax benefit was recognized from the exercise of stock options of approximately $72,000 and $31,000 for the six months ended June 30, 2007 and 2008, respectively.

(3) Fair Value Measurement

The financial assets of the company measured at fair value on a recurring basis are cash and cash equivalents and short-term investments.  Our short-term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

Our short-term investments of $6.4 million as of June 30, 2008 are measured at fair value on a recurring basis by level 1 within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

(4) Inventory

Inventory, net of allowance for obsolescence of $273,000 at December 31, 2007 and $333,000 at June 30, 2008 consisted of the following amounts:

	December 31,	June 30,
	2007	2008

Raw materials	$17,492	$25,008
Work in process	3,277	5,093
	$20,769	$30,101

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Long term debt

On May 16, 2008, we entered into an Eighth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas, effective April 1, 2008.  This Loan Agreement (1) decreased the interest rate on existing term loan facilities, and (2) extended and renewed our revolving line of credit facility.  Our revolving line of credit and multiple advance term loan facilities are described below.

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility.  After entering into the Seventh Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of June 30, 2008, the amount available for revolving line of credit advances under our borrowing base was $40.0 million, and there was no principal amount outstanding under the revolving line of credit at that same date.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is redetermined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  As of April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  No amounts were outstanding as of June 30, 2008 on this revolving line of credit facility..

           $16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Reborrowings are not permitted under this facility.  Principal under this credit facility is due and payable in 59 monthly installments of $282,000 each, which commenced November 1, 2006 and continuing through September 1, 2011.  As of April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of June 30, 2008 this term loan facility had a principal balance of $11.3 million.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:

•	At the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.6 to 1.0;
•	At the end of each month, a consolidated tangible net worth (as defined in the Loan Agreement) of at least $85 million;
•	At the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and
•	At the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as such terms are defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of June 30, 2008, we were in compliance with all material covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended June 30,		Six months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net income	$2,646	$3,333	$5,327	$6,850
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,063	12,088	12,065	12,087

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,063	12,088	12,065	12,087
Dilutive effect of stock options and warrants	28	64	22	63
Diluted weighted average shares	12,091	12,152	12,087	12,150

Earnings per common share:
Basic	$0.22	$0.28	$0.44	$0.57
Diluted	$0.22	$0.27	$0.44	$0.56

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

The Company identifies its segments based upon major revenue sources as follows:

For the three months ended June 30, 2008:
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$9,159	$10,095	$224	$—	$19,478
Operating costs and expenses	6,238	4,094	152	3,849	14,333
Other income/(expense)	—	—	—	(52)	(52)
Income before provision for income taxes	$2,921	$6,001	$72	$(3,901)	$5,093
*Segment Assets	$—	$—	$—	$163,687	$163,687

For the three months ended June 30, 2007:
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$10,159	$7,222	$243	$—	$17,624
Operating costs and expenses	7,292	2,989	137	3,072	13,490
Other income/(expense)	—	—	—	66	66
Income before provision for income taxes	$2,867	$4,233	$106	$(3,006)	$4,200
*Segment Assets	$—	$—	$—	$142,394	$142,394

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2008:
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$18,785	$19,105	$521	$—	$38,411
Operating costs and expenses	12,631	7,498	360	7,324	27,813
Other income/(expense)	—	—	—	(60)	(60)
Income before provision for income taxes	$6,154	$11,607	$161	$(7,384)	$10,538
*Segment Assets	$—	$—	$—	$163,687	$163,687

For the six months ended June 30, 2007:
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$19,665	$14,162	$509	$—	$34,336
Operating costs and expenses	13,962	5,724	324	5,989	25,999
Other income/(expense)	—	—	—	118	118
Income before provision for income taxes	$5,703	$8,438	$185	$(5,871)	$8,455
*Segment Assets	$—	$—	$—	$142,394	$142,394
* Management does not track assets by segment

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)  Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression Inc., Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100,000 for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100,000 of life insurance proceeds. Plaintiff now seeks to recover $100,000 from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit we are unable to accurately predict its outcome but we intend to file an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

**********************

NATURAL GAS SERVICES GROUP, INC.
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our December 31, 2007 Form 10-K Report filed with the SEC.  All dollar amounts reported in tables are in thousands of dollars unless otherwise noted.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2008, we had 1,388 natural gas compressors totaling 168,355 horsepower rented to 108 customers, compared to 1,058 natural gas compressors totaling 123,276 horsepower rented to 96 customers at June 30, 2007.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves the purchase by us of engines, compressors, coolers and other components, and then assembling these components on skids for delivery to customer locations. The major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of June 30, 2008, we had written maintenance agreements with customers relating to 46 compressors.  Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

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

Demand for our products and service was strong throughout 2007 and the first half of 2008. We believe demand will remain strong throughout 2008 due to high oil and natural gas prices and increased demand for natural gas. Because of these market fundamentals for natural gas, we believe the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for natural gas.

NATURAL GAS SERVICES GROUP, INC.

For fiscal year 2008, our forecasted capital expenditures are approximately $40 - $45 million, primarily for additions to our compressor rental fleet. We believe that the proceeds from our public offering of common stock in March 2006, together with funds available to us under our bank credit facility and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2008. We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses. Additional capital may not be available to us when we need it or on acceptable terms.

Results of Operations

Three months ended June 30, 2007, compared to the three months ended June 30, 2008.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended June 30, 2007 and June 30, 2008.

	Revenue
	Three months Ended June 30,
	2007		2008
Sales	$10,159	58%	$9,159	47%
Rental	7,222	41%	10,095	52%
Service and Maintenance	243	1%	224	1%
Total	$17,624		$19,478

Total revenue increased from $17.6 million to $19.5 million, or 10.5%, for the three months ended June 30, 2008, compared to the same period ended June 30, 2007. This was mainly the result of increased rental revenue.  Sales revenue decreased 9.8%, rental revenue increased 39.8%, and service and maintenance revenue decreased 7.8%.

Sales revenue decreased from $10.2 million to $9.2 million, or 9.8%, for the three months ended June 30, 2008, compared to the same period ended June 30, 2007.  This decrease is mainly the result of shifting the production of a few sold units to producing compressor units for the rental fleet.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $7.2 million to $10.1 million, or 39.8%, for the three months ended June 30, 2008, compared to the same period ended June 30, 2007.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,546 compressor packages in its rental fleet, up from 1,208 units at June 30, 2007.  The rental fleet had a utilization of 89.8% as of June 30, 2008 compared to 87.6% utilization as of June 30, 2007.

Service and maintenance revenue decreased from $243,000 to $224,000, or 7.8%, for the three months ended June 30, 2008, compared to the same period ended June 30, 2007.

The overall operating margin percentage increased to 26.4% for the three months ended June 30, 2008, from 23.5% for the same period ended June 30, 2007. This is mainly the result of increased margins on our rental fleet activity and the increased margin for gas compressor sales activity.  The overall margin is also affected by the product mix between rental and sales, and since our rental margin is higher and rentals increased during the period, the overall margin moved higher. Because of the larger margins that we obtain from rentals it is generally our focus is to increase our rentals business.

Selling, general, and administrative expense increased from $1.3 million to $1.5 million or 17.7% for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007.  This increase is mainly due to an increase in sales commissions on rental equipment, added sales staff and increases in officers’ salaries.

Depreciation and amortization expense increased from $1.8 million, to $2.4 million or 30.6% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007.  This increase was the result of 338 new gas compressor rental units being added to the rental fleet from June 30, 2007 to June 30, 2008, thus increasing the depreciable base.

Other income net of other expense decreased $223,000 for the three months ended June 30, 2008, compared to the same period ended June 30, 2007. This decrease is mainly the result of decreased balances in our short-term investments.

NATURAL GAS SERVICES GROUP, INC.

Interest expense decreased 35.2% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007, mainly due to decreased principal balances owed under our bank loan facility.

Provision for income tax increased from $1.6 million to $1.8 million, or 13.3%, and is the result of the increase in taxable income.

Six months ended June 30, 2007, compared to the six months ended June 30, 2008.

The table below shows our revenues and percentage of total revenues of each of our segments for the six months ended June 30, 2007 and June 30, 2008.

	Revenue
	Six months Ended June 30,
	2007		2008
Sales	$19,665	57%	$18,785	49%
Rental	14,162	41%	19,105	50%
Service and Maintenance	509	2%	521	1%
Total	$34,336		$38,411

Total revenue increased from $34.3 million to $38.4 million, or 11.9%, for the six months ended June 30, 2008, compared to the same period ended June 30, 2007. This was mainly the result of increased rental revenue.  Sales revenue decreased 4.5%, rental revenue increased 34.9%, and service and maintenance revenue increased 2.4%.

Sales revenue decreased from $19.7 million to $18.8 million, or 4.5%, for the six months ended June 30, 2008, compared to the same period ended June 30, 2007. This decrease is mainly the result of shifting the production of a few sold units to producing compressor units for rental fleet.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $14.2 million to $19.1 million, or 34.9%, for the six months ended June 30, 2008, compared to the same period ended June 30, 2007.  This increase was the result of additional units added to our rental fleet and rented to customers.  The company ended the period with 1,546 compressor packages in its rental fleet, up from 1,208 units at June 30, 2007.  The rental fleet has a utilization of 89.8% as of June 30, 2008.

Service and maintenance revenue increased from $509,000 to $521,000, or 2.4%, for the six months ended June 30, 2008, compared to the same period ended June 30, 2007.  This increase is due to increased service in New Mexico and Michigan.

The overall operating margin percentage increased to 27.6% for the six months ended June 30, 2008, from 24.3% for the same period ended June 30, 2007. This is mainly the result of increased margins of our rental fleet activity. The overall margin is also affected by the product mix between rental and sales, since our rental margin is higher and rentals increased during the period the overall margin moved higher. Because of the larger margins that we obtain from rentals it is generally our focus to increase our rentals business.

Selling, general, and administrative expense increased from $2.5 million, to $2.8 million or 15.2% for the six months ended June 30, 2008, as compared to the same period ended June 30, 2007.  This increase is mainly due to the increase in commissions on rental equipment additional sales personnel and an increase in officers’ salaries.

Depreciation and amortization expense increased from $3.5 million, to $4.5 million or 27.3% for the six months ended June 30, 2008, compared to the same period ended June 30, 2007.  This increase was the result of 338 new gas compressor rental units being added to the rental fleet from June 30, 2007 to June 30, 2008, thus increasing the depreciable base.

Other income net of other expense decreased $342,000 for the six months ended June 30, 2008, compared to the same period ended June 30, 2007. This decrease is mainly the result of decreased balances in our short-term investments.

NATURAL GAS SERVICES GROUP, INC.

Interest expense decreased 27.4% for the six months ended June 30, 2008, compared to the same period ended June 30, 2007, mainly due to decreased principal balances owed under our bank loan facility.

Provision for income tax increased from $3.1 million to $3.7 million, or 17.9%, and is the result of the increase in taxable income.

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

Liquidity and Capital Resources

The following represents the Company’s working capital position as of December 31, 2007 and June 30, 2008.

	December 31,	June 30,
	2007	2008

Current Assets:
Cash and cash equivalents	$245	$890
Short-term investments	18,661	6,427
Trade accounts receivable, net	11,322	10,524
Inventory, net	20,769	30,101
Prepaid income taxes	3,584	282
Prepaid expenses and other	641	83
Total current assets	55,222	48,307

Current Liabilities:
Current portion of long-term debt and subordinated notes	4,378	3,378
Line of credit	600	—
Accounts payable	4,072	6,856
Accrued liabilities	3,990	5,888
Current portion of tax liability	3,525	97
Deferred income	81	1,751
Total current liabilities	16,646	17,970

Total working capital	$38,576	$30,337

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2008, we invested $22.0 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and cash on hand. In addition, we have repaid $3.8 million of our existing debt.

NATURAL GAS SERVICES GROUP, INC.
Cash flows

At June 30, 2008, we had cash, cash equivalents and short-term investments of $7.3 million compared to $18.9 million at December 31 2007. We had working capital of $30.3 million at June 30, 2008 compared to $38.6 million at December 31, 2007. At June 30, 2008, our total debt was $11.4 million of which $3.4 million was classified as current compared to $14.6 million and $4.4 million, respectively at December 31, 2007. We had positive net cash flow from operating activities of $13.4 million during the first six months of 2008 compared to $8.8 million for the first six months of 2007.  This was primarily from net income of $6.9 million, a decrease in accounts receivable of $798,000 and an increase in accounts payable and accrued liabilities of $4.7 million, offset by an increase in inventory of $9.3 million during the six months ended June 30, 2008.

Accounts receivable decreased $798,000 to $10.5 million at June 30, 2008 as compared to $11.3 million at December 31, 2007, this decrease largely reflects collections during the first half of 2008.

Inventory increased $9.3 million to $30.1 million as of June 30, 2008, as compared to $20.8 million as of the year ended December 31, 2007. This increase is mainly the result of additional inventory to stock the service branches and an increase in raw materials to meet increased production scheduled.

Long-term debt decreased $2.7 million to $11.3 million at June 30, 2008, compared to $14.0 million at December 31, 2007. This decrease is the result of the normal debt amortization.  The current portion of long-term debt decreased to $3.4 million at June 30, 2008, compared to $4.4 million at December 31, 2007 due to the final payment of $1.0 million of our subordinated debt on January 3, 2008.

Senior Bank Borrowings

On May 16, 2008, we entered into an Eighth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas effective April 1, 2008.  This Loan Agreement (1) decreased the interest rate on existing term loan facilities, and (2) extended and renewed our revolving line of credit facility.  Our revolving line of credit and multiple advance term loan facilities are described below.

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility.  After entering into the Seventh Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of June 30, 2008, the amount available for revolving line of credit advances under our borrowing base was $40.0 million, and there was no principal amount outstanding under the revolving line of credit at that same date.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is redetermined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  As of April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).

$16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Reborrowings are not permitted under this facility.  Principal under this credit facility is due and payable in 59 monthly installments of $282 thousand each, which commenced November 1, 2006 and continuing through September 1, 2011. As of April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%). Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of June 30, 2008 this term loan facility had a principal balance of $11.3 million.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.
The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:

NATURAL GAS SERVICES GROUP, INC.

•	At the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.6 to 1.0;

•	At the end of each month, a consolidated tangible net worth (as defined in the Loan Agreement) of at least $85 million;

•	At the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and

•	At the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as such terms are defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of June 30, 2008, we were in compliance with all material covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Subordinated Debt-Related Parties

We had subordinated debt which was included in the current portion of long-term debt for the year ended December 31, 2007.  The $3.0 million principal amount of this debt was in the form of promissory notes issued to the three stockholders of Screw Compression Systems who are currently employees of the Company, as part of the consideration for the acquisition of SCS we completed on January 3, 2005. The principal of each note was payable in three equal annual installments which commenced on January 3, 2006.  Accrued and unpaid interest on the unpaid principal balance of each note was payable on the same dates as, and in addition to, the installments of principal. On January 3, 2008, we paid the third and last installment of the annual payments.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
	2008(1)	2009	2010	2011	2012	Thereafter	Total
Credit facility (secured)	$1,689	$3,378	$3,378	$2,816	$—	—	$11,261
Interest on credit facility(2)	234	355	203	63	—	—	855
Other long term debt	—	—	—	—	—	150	150
Facilities and office leases	155	288	211	160	168	114	1,096
Total	$2,078	$4,021	$3,792	$3,039	$168	$264	$13,362

(1)	For the six months remaining in 2008.
(2)	Assumes an interest rate of 4.5%.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of June 30, 2008, and were determined based upon interest rates currently available to us for borrowings with similar terms.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2 % for our term loan facility and Prime Rate less 1/4 % for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of June 30, 2008, we were not using any derivatives to manage interest rate risk.

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

NATURAL GAS SERVICES GROUP, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression Inc., Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100,000 for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100,000 of life insurance proceeds. Plaintiff now seeks to recover $100,000 from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit we are unable to accurately predict its outcome but we intend to file an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the risk associated with our company and industry.

NATURAL GAS SERVICES GROUP, INC.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:
Description
Exhibit No.

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.4, 10.5, 10.8, 10.9, 10.10 and 10.11).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

10.2
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.3
Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.4
Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.5
Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc.  payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.6
Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.7
Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.8
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.9
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.10
Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc.  payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

NATURAL GAS SERVICES GROUP, INC.

10.11
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

10.12
Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc.  for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.13
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

*10.14	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

*10.15	Revolving Line of Credit Promissory Note issued to Western National Bank.

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

August 7, 2008

NATURAL GAS SERVICES GROUP, INC.
 INDEX TO EXHIBITS

 Description

Exhibit No.

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

Executive Compensation Plans and Arrangements (Exhibits 10.1, 10.4, 10.5, 10.8, 10.9, 10.10 and 10.11).

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated June 20, 2006 on file with the SEC June 26, 2006)

10.2
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2004)

10.3
Securities Purchase Agreement, dated July 20, 2004, between the Registrant and CBarney Investments, Ltd.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 20, 2004 and filed with the Securities and Exchange Commission on July 27, 2004)

10.4
Employment Agreement between Paul D. Hensley and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Report, dated January 3, 2005, as filed with the Securities and Exchange Commission on January 7, 2005)

10.5
Promissory Note, dated January 3, 2005, in the original principal amount of $2.1 million made by Natural Gas Services Group, Inc.  payable to Paul D. Hensley (Incorporated by reference to Exhibit 10.26 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

10.6
Guaranty Agreement, dated as of January 3, 2005, made by Natural Gas Service Group, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.7
Guaranty Agreement, dated as of January 3, 2005, made by Screw Compression Systems, Inc., for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005, and filed with the Securities and Exchange Commission on January 7, 2005)

10.8
Employment Agreement between Stephen C. Taylor and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated August 24, 2005, and filed with the Securities and Exchange Commission on August 30, 2005)

10.9
Employment Agreement between James R. Hazlett and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.10
Promissory Note, dated January 3, 2005, in the original principal amount of $300 thousand made by Natural Gas Services Group, Inc.  payable to Jim Hazlett (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Report, dated June 14, 2005, and filed with the Securities and Exchange Commission on November 14, 2005)

10.11
Retirement Agreement, dated December 14, 2005, between Wallace C. Sparkman and Natural Gas Services Group, Inc.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report, dated December 14, 2005, and filed with the Securities and Exchange Commission on December 15, 2005)

NATURAL GAS SERVICES GROUP, INC.

10.12
Guaranty Agreement, dated as of January 3, 2006, and made by Screw Compression Systems, Inc.  for the benefit of Western National Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, dated January 3, 2006, and filed with the Securities and Exchange Commission on January 6, 2006)

10.13
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

*10.14	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

*10.15	Revolving Line of Credit Promissory Note issued to Western National Bank.

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