Form 10-Q
period 2008-11-03
NATURAL GAS SERVICES GROUP INC
filed 2008-11-07
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number 1-31398
[Missing Graphic Reference]
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Common Stock, $.01 par value	12,093,833

NATURAL GAS SERVICES GROUP, INC.

Return to Index

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	September 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$245	$6,701
Short-term investments	18,661	—
Trade accounts receivable, net of doubtful accounts of $110 and $106, respectively	11,322	11,078
Inventory, net of allowance for obsolescence of $273 and $380, respectively	20,769	29,270
Prepaid income taxes	3,584	377
Prepaid expenses and other	641	87
Total current assets	55,222	47,513

Rental equipment, net of accumulated depreciation of $16,810 and $22,374, respectively	76,025	104,539
Property and equipment, net of accumulated depreciation of $4,792 and $5,657, respectively	8,580	9,129
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,145 and $1,374, respectively	3,324	3,095
Other assets	43	17
Total assets	$153,233	$174,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$4,378	$3,378
Current portion of line of credit	600	—
Accounts payable	4,072	5,178
Accrued liabilities	3,990	5,922
Current income tax liability	3,525	109
Deferred income	81	51
Total current liabilities	16,646	14,638

Long term debt, less current portion	9,572	7,039
Line of credit, less current portion	—	7,000
Deferred income tax payable	12,635	18,744
Other long term liabilities	—	447
Total liabilities	38,853	47,868

Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,085 and 12,094 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,460	83,883
Retained earnings	30,799	42,460
Total stockholders' equity	114,380	126,464
Total liabilities and stockholders' equity	$153,233	$174,332

See accompanying notes to these condensed consolidated financial statements.

Return to Index

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue:
Sales, net	$10,574	$13,239	$30,239	$32,024
Rental income	7,857	11,414	22,019	30,519
Service and maintenance income	220	293	729	814
Total revenue	18,651	24,946	52,987	63,357

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	6,894	9,038	20,856	21,669
Cost of rentals, exclusive of depreciation stated separately below	3,161	4,106	8,885	11,604
Cost of service and maintenance, exclusive of depreciation stated separately below	132	207	456	567
Selling, general, and administrative expense	1,311	1,539	3,773	4,374
Depreciation and amortization	1,921	2,608	5,448	7,097
Total operating costs and expenses	13,419	17,498	39,418	45,311

Operating income	5,232	7,448	13,569	18,046

Other income (expense):
Interest expense	(281)	(84)	(879)	(518)
Other income	346	21	1,062	395
Total other income (expense)	65	(63)	183	(123)

Income before provision for income taxes	5,297	7,385	13,752	17,923

Provision for income taxes	1,960	2,574	5,088	6,262

Net income	$3,337	$4,811	$8,664	$11,661

Earnings per share:
Basic	$0.28	$0.40	$0.72	$0.96
Diluted	$0.28	$0.40	$0.72	$0.96
Weighted average shares outstanding:
Basic	12,072	12,091	12,067	12,088
Diluted	12,091	12,144	12,086	12,153

See accompanying notes to these condensed consolidated financial statements.

Return to Index

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars) (unaudited)
	Nine months ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,664	$11,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,448	7,097
Deferred taxes	2,259	6,262
Employee stock options expensed	292	294
Gain on sale of property and equipment	(1)	(14)
Changes in current assets and liabilities:
Trade accounts receivables, net	716	244
Inventory, net	(4,179)	(8,501)
Prepaid expenses and other	(209)	554
Accounts payable and accrued liabilities	2,190	3,038
Current income tax liability	(683)	(286)
Deferred income	21	(30)
Other	30	17
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,548	20,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,676)	(35,943)
Purchase of short-term investments	(2,347)	(320)
Redemption of short-term investments	4,500	18,981
Proceeds from sale of property and equipment	44	35
NET CASH USED IN INVESTING ACTIVITIES	(13,479)	(17,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	7,500
Proceeds from other long term liabilities	—	447
Repayments of long-term debt	(3,597)	(3,533)
Repayments of line of credit	—	(1,100)
Proceeds from exercise of stock options	159	53
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,438)	3,367

NET CHANGE IN CASH	(2,369)	6,456

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,391	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,022	$6,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$942	$480
Income taxes paid	$3,546	$287

See accompanying notes to these condensed consolidated financial statements.

Return to Index
NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2008 and December 31, 2007 and the results of our operations for the three month and nine month periods ended September 30, 2008 and September 30, 2007 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2008 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Revenue recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers or when all conditions have been met title is transferred to the customer. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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

Return to Index
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

 (2) Stock-Based Compensation

A summary of option activity under our 1998 Stock Option plan for the nine month period ended September 30, 2008 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2007	167,502	$11.25	7.77	$1,401

Granted	113,000	18.81
Exercised	8,833	6.04
Forfeited or expired	6,335	12.67

Outstanding, September 30, 2008	265,334	$14.61	8.19	$760

Exercisable, September 30, 2008	144,084	$11.78	7.13	$820

We granted 40,000 options to an officer on January 15, 2008 at an exercise price of $20.06 with a three year vesting period.  We granted 15,000 options to the board of directors on March 18, 2008 at an exercise price of $20.48 vesting through December 2008.  We granted 30,000 options to officers and 28,000 options to employees on September 10, 2008 at an exercise price of $17.51 with a three year vesting period.

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the nine months ended September 30, 2008, was approximately $149,000.  Cash received from stock options exercised during the nine months ended September 30, 2008 was approximately $53,000.

Return to Index
NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the options outstanding at September 30, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	22,000	4.20	$4.11	22,000	$4.11

5.59 – 9.43	60,000	6.71	9.11	60,000	9.11

9.44 – 15.60	45,334	8.28	14.33	25,834	14.18

15.61 – 20.48	138,000	9.44	18.76	36,250	19.15

$0.00 – 20.48	265,334	8.19	$14.61	144,084	$11.78

The summary of the status of the Company’s unvested stock options as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below.
Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	41,000	$9.19

Granted	113,000	8.46
Vested	28,416	11.67
Forfeited	4,334	5.35

Unvested at September 30, 2008	121,250	$8.06

As of September 30, 2008, there was approximately $823,000 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.32 years.  Total compensation expense for stock options was $99,000 and $113,000 for the three months ended September 30, 2007 and 2008, respectively, and $292,000 and $294,000 for the nine months ended September 30, 2007 and 2008, respectively.  An income tax benefit was recognized from the exercise of stock options of approximately $37,000 and $44,000 for the three months ended September 30, 2007 and 2008, respectively, and $108,000 and $75,000 for the nine months ended September 30, 2007 and 2008, respectively.

(3) Fair Value Measurement

The financial assets of the company measured at fair value on a recurring basis are short-term investments.  Our short-term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities.  Such instruments are generally classified within level 1 of the fair value hierarchy.

The type of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations.  Such instruments are generally classified within level 2 of the fair value hierarchy.

All of our short-term investments were converted to cash equivalents as of September 30, 2008.

Return to Index
NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (4) Inventory

Inventory, net of allowance for obsolescence of $273,000 at December 31, 2007 and $380,000 at September 30, 2008 consisted of the following amounts:

	December 31,	September 30,
	2007	2008
	(in thousands)	(in thousands)

Raw materials	$17,492	$25,168
Work in process	3,277	4,102
	$20,769	$29,270

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

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility.  After entering into the Seventh Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of September 30, 2008, the amount available for revolving line of credit advances under our borrowing base was $33.0 million.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is re-determined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  We had $7 million outstanding as of September 30, 2008 on this revolving line of credit facility, and the interest rate was 4.50% as of that date.

           $16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Re-borrowings are not permitted under this facility.  Principal under this credit facility is due and payable in 59 monthly installments of $282,000 each, which commenced November 1, 2006 and continuing through September 1, 2011.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of September 30, 2008 this term loan facility had a principal balance of $10.4 million, and the interest rate was 4.75% as of that date.

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

Return to Index
NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	At the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and
•	At the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as such terms are defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of September 30, 2008, we were in compliance with all material covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

As of September 30, 2008, we had a long-term liability of $150,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2008 was $297,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2008	2007	2008
		(in thousands, except per share amounts)
Numerator:
Net income	$3,337	$4,811	$8,664	$11,661
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,072	12,091	12,067	12,088

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,072	12,091	12,067	12,088
Dilutive effect of stock options and warrants	19	53	19	65
Diluted weighted average shares	12,091	12,144	12,086	12,153

Earnings per common share:
Basic	$0.28	$0.40	$0.72	$0.96
Diluted	$0.28	$0.40	$0.72	$0.96

(7) Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in the allocation of resources and the assessment of performance.  Our management identifies segments based upon major revenue sources as shown in the tables below.  However, management does not track assets by segment.

Return to Index
NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$13,239	$11,414	$293	$—	$24,946
Operating costs and expenses	9,038	4,106	207	4,147	17,498
Other income/(expense)	—	—	—	(63)	(63)
Income before provision for income taxes	$4,201	$7,308	$86	$(4,210)	$7,385
For the three months ended September 30, 2007 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$10,574	$7,857	$220	$—	$18,651
Operating costs and expenses	6,894	3,161	132	3,232	13,419
Other income/(expense)	—	—	—	65	65
Income before provision for income taxes	$3,680	$4,696	$88	$(3,167)	$5,297

For the nine months ended September 30, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$32,024	$30,519	$814	$—	$63,357
Operating costs and expenses	21,669	11,604	567	11,471	45,311
Other income/(expense)	—	—	—	(123)	(123)
Income before provision for income taxes	$10,355	$18,915	$247	$(11,594)	$17,923

For the nine months ended September 30, 2007 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$30,239	$22,019	$729	$—	$52,987
Operating costs and expenses	20,856	8,885	456	9,221	39,418
Other income/(expense)	—	—	—	183	183
Income before provision for income taxes	$9,383	$13,134	$273	$(9,038)	$13,752

(8)  Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression Inc., Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100,000 for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100,000 of life insurance proceeds. Plaintiff now seeks to recover $100,000 from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit we are unable to accurately predict its outcome, but we have filed an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

Return to Index
NATURAL GAS SERVICES GROUP, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.  All dollar amounts reported in tables are in thousands of dollars unless otherwise noted.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2008, we had 1,662 natural gas compressor packages in our rental fleet, of which 1,418 compressors totaling 175,740 horsepower were rented to 110 customers, compared to 1,277 natural gas compressor packages in our rental fleet, of which 1,136 compressors totaling 132,147 horsepower rented to 92 customers at September 30, 2007.

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

We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. As of September 30, 2008, we had written maintenance agreements with customers relating to 46 compressors.  Maintenance agreements typically have terms of nine months to one year and require payment of a monthly fee.

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

Demand for our products and services was strong throughout 2007 and the first nine months of 2008.  We continue to believe that the long-term outlook for our business remains favorable, although the present macroeconomic factors, e.g., credit tightening and cash conservation, combined with deteriorating natural gas and oil prices may prove to be a negative factor in the near term.

Return to Index
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

Results of Operations

Three months ended September 30, 2007, compared to the three months ended September 30, 2008.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended September 30, 2007 and September 30, 2008.

	Revenue
	(in thousands)
	Three months Ended September 30,
	2007		2008
Sales	$10,574	57%	$13,239	53%
Rental	7,857	42%	11,414	46%
Service and Maintenance	220	1%	293	1%
Total	$18,651		$24,946

Total revenue increased from $18.7 million to $25.0 million, or 33.8%, for the three months ended September 30, 2008, compared to the same period ended September 30, 2007. This was mainly the result of increased rental revenue.  Sales revenue increased 25.2%, rental revenue increased 45.3%, and service and maintenance revenue increased 33.2%.

Sales revenue increased from $10.6 million to $13.2 million, or 25.2%, for the three months ended September 30, 2008, compared to the same period ended September 30, 2007.  This increase is mainly the result of additional compressor unit sales to third parties from our Tulsa and Michigan operations.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $7.9 million to $11.4 million, or 45.3%, for the three months ended September 30, 2008, compared to the same period ended September 30, 2007.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,662 compressor packages in its rental fleet, up from 1,277 units at September 30, 2007.  The rental fleet had a utilization of 85.3% as of September 30, 2008 compared to 89.0% utilization as of September 30, 2007. This utilization decrease partially resulted from units being returned by a major customer that performed routine yearly evaluations of their compressor needs.  Also the demand for smaller horsepower units has slowed.

Service and maintenance revenue increased from $220,000 to $293,000, or 33.2%, for the three months ended September 30, 2008, compared to the same period ended September 30, 2007.

The overall operating margin percentage increased to 29.9% for the three months ended September 30, 2008, from 28.1% for the same period ended September 30, 2007. This is mainly the result of increased margins on our rental fleet activity and the increased margin for gas compressor sales activity.  The overall margin is affected by the product mix between rental and sales, and since our rental margin is higher and rentals increased during the period, the overall margin moved higher. Because of the larger margins that we obtain from rentals it is generally our focus is to increase our rental business.  Rental margins increased from 60% to 64% for the three months ended September 30, 2008, compared to the same period ended September 30, 2007.

Selling, general, and administrative expense increased from $1.3 million to $1.5 million or 17.4% for the three months ended September 30, 2008, as compared to the same period ended September 30, 2007.  This increase is mainly due to an increase in sales commissions on rental equipment and additional sales personnel.

Depreciation and amortization expense increased from $1.9 million to $2.6 million or 35.8% for the three months ended September 30, 2008, compared to the same period ended September 30, 2007.  This increase was the result of 385 new gas compressor rental units being added to the rental fleet from September 30, 2007 to September 30, 2008, thus increasing the depreciable base.

Return to Index
NATURAL GAS SERVICES GROUP, INC.

Other income net of other expense decreased $325,000 for the three months ended September 30, 2008, compared to the same period ended September 30, 2007. This decrease is mainly the result of decreased balances in our short-term investments.

Interest expense decreased 70.1% for the three months ended September 30, 2008, compared to the same period ended September 30, 2007, mainly due to decreased principal balances owed under our bank loan facility and a reduction in our interest rate on our term loan and bank line of credit.

Provision for income tax increased from $2.0 million to $2.6 million, or 31.3%, and is the result of the increase in taxable income.

Nine months ended September 30, 2007, compared to the nine months ended September 30, 2008.

The table below shows our revenues and percentage of total revenues of each of our segments for the nine months ended September 30, 2007 and September 30, 2008.

	Revenue
	(in thousands)
	Nine months ended September 30,
	2007		2008
Sales	$30,239	57%	$32,024	51%
Rental	22,019	42%	30,519	48%
Service and Maintenance	729	1%	814	1%
Total	$52,987		$63,357

Total revenue increased from $53.0 million to $63.4 million, or 19.6%, for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007. This was mainly the result of increased rental revenue.  Sales revenue increased 5.9%, rental revenue increased 38.6%, and service and maintenance revenue increased 11.7%.

Sales revenue increased from $30.2 million to $32.0 million, or 5.9%, for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007. This increase is mainly the result of additional sales in our Tulsa and Michigan facilities.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $22.0 million to $30.5 million, or 38.6%, for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007.  This increase was the result of additional units added to our rental fleet and rented to customers.  The company ended the period with 1,662 compressor packages in its rental fleet, up from 1,277 units at September 30, 2007.  The rental fleet had a utilization of 85.3% as of September 30, 2008 compared to 89.0% utilization as of September 30, 2007. This utilization decrease partially resulted from units being returned by a major customer that performed routine yearly evaluations of their compressor needs.  Also the demand for smaller horsepower units has slowed.

 Service and maintenance revenue increased from $729,000 to $814,000, or 11.7%, for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007.  This increase is due to increased service in New Mexico and Michigan.

The overall operating margin percentage increased to 28.5% for the nine months ended September 30, 2008, from 25.6% for the same period ended September 30, 2007. This is mainly the result of increased margins of our rental fleet activity. The overall margin is also affected by the product mix between rental and sales, since our rental margin is higher and rentals increased during the period the overall margin moved higher. Because of the larger margins that we obtain from rentals it is generally our focus to increase our rental business.

Selling, general, and administrative expense increased from $3.8 million, to $4.4 million or 15.9% for the nine months ended September 30, 2008, as compared to the same period ended September 30, 2007.  This increase is mainly due to the increase in commissions on rental equipment, additional sales personnel and an increase in officers’ salaries.

Return to Index
NATURAL GAS SERVICES GROUP, INC.

Depreciation and amortization expense increased from $5.4 million, to $7.1 million or 30.3% for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007.  This increase was the result of 385 new gas compressor rental units being added to the rental fleet from September 30, 2007 to September 30, 2008, thus increasing the depreciable base.

Other income net of other expense decreased $667,000 for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007. This decrease is mainly the result of decreased balances in our short-term investments.

Interest expense decreased 41.1% for the nine months ended September 30, 2008, compared to the same period ended September 30, 2007, mainly due to decreased principal balances owed under our bank loan facility and a reduction in our interest rates on our term loan and bank line of credit.

Provision for income tax increased from $5.1 million to $6.3 million, or 23.1%, and is the result of the increase in taxable income.

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

Return to Index
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

Liquidity and Capital Resources

The following represents the Company’s working capital position as of December 31, 2007 and September 30, 2008.

	December 31,	September 30,
	2007	2008
	(in thousands)	(in thousands)

Current Assets:
Cash and cash equivalents	$245	$6,701
Short-term investments	18,661	—
Trade accounts receivable, net	11,322	11,078
Inventory, net	20,769	29,270
Prepaid income taxes	3,584	377
Prepaid expenses and other	641	87
Total current assets	55,222	47,513

Current Liabilities:
Current portion of long-term debt and subordinated notes	4,378	3,378
Current portion of line of credit	600	—
Accounts payable	4,072	5,178
Accrued liabilities	3,990	5,922
Current portion of tax liability	3,525	109
Deferred income	81	51
Total current liabilities	16,646	14,638

Total working capital	$38,576	$32,875

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2008, we invested $35.9 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations, cash on hand and borrowings from our revolving line of credit facility. In addition, we have repaid $4.6 million of our existing debt.

Return to Index
NATURAL GAS SERVICES GROUP, INC.

Cash flows

At September 30, 2008, we had cash, cash equivalents and short-term investments of $6.7 million compared to $18.9 million at December 31 2007. We had working capital of $32.9 million at September 30, 2008 compared to $38.6 million at December 31, 2007. At September 30, 2008, our total debt was $17.4 million of which $3.4 million was classified as current compared to $14.6 million and $4.4 million, respectively at December 31, 2007. We had positive net cash flow from operating activities of $20.3 million during the first nine months of 2008 compared to $14.5 million for the first nine months of 2007.  The increase was primarily from net income of $11.7 million, an increase in accounts payable and accrued liabilities of $3.0 million, offset by an increase in inventory of $8.5 million during the nine months ended September 30, 2008.

Accounts receivable decreased $244,000 to $11.1 million at September 30, 2008 as compared to $11.3 million at December 31, 2007.  This decrease largely reflects the timing of collections during the first nine months of 2008.

Inventory increased $8.5 million to $29.3 million as of September 30, 2008, as compared to $20.8 million as of the year ended December 31, 2007. This increase is mainly the result of additional inventory to stock the service branches and an increase in raw materials to meet our increased production schedule.

Long-term debt increased $3.4 million to $17.4 million at September 30, 2008, compared to $14.6 million at December 31, 2007. This increase is the result of additional borrowing on our bank line of credit to increase our rental fleet offset by the normal debt amortization.  The current portion of long-term debt decreased to $3.4 million at September 30, 2008, compared to $4.4 million at December 31, 2007 due to the final payment of $1.0 million of our subordinated debt on January 3, 2008.

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

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility.  After entering into the Seventh Amended and Restated Loan Agreement, the total amount that we could borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of September 30, 2008, the amount available for revolving line of credit advances under our borrowing base was $33.0 million.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is redetermined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  We had $7 million outstanding as of September 30, 2008 on this revolving line of credit facility, and the interest rate on that date was 4.50%.

$16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Reborrowings are not permitted under this facility.  Principal under this credit facility is due and payable in 59 monthly installments of $282,000 each, which commenced November 1, 2006 and continuing through September 1, 2011. Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%). Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of September 30, 2008 this term loan facility had a principal balance of $10.4 million, and the interest rate on that date was 4.75%.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

Return to Index
NATURAL GAS SERVICES GROUP, INC.

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

As of September 30, 2008, we were in compliance with all material covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

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

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
	2008(1)	2009	2010	2011	2012	Thereafter	Total
Term loan facility (secured)	$845	$3,378	$3,378	$2,816	$—	—	$10,417
Interest on term loan facility(2)	114	361	209	58	—	—	742
Line of credit (secured)	—	—	7,000	—	—	—	7,000
Interest on line of credit(3)	83	333	249	—	—	—	665
Purchase agreement	239	956	956	956	956	558	4,621
Other long term debt	—	—	—	—	—	150	150
Facilities and office leases	72	288	211	160	168	114	1,013
Total	$1,353	$5,316	$12,003	$3,990	$1,124	$822	$24,608
(1)	For the three months remaining in 2008.
(2)	Assumes an interest rate of 4.50%.
(3)	Assumes an interest rate of 4.75%.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Return to Index
NATURAL GAS SERVICES GROUP, INC.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2008 was $297,000.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of September 30, 2008, and were determined based upon interest rates currently available to us for borrowings with similar terms.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2 % for our term loan facility and Prime Rate less 1/4 % for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of September 30, 2008, we were not using any derivatives to manage interest rate risk.

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

Return to Index
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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression Inc., Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100,000 for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100,000 of life insurance proceeds. Plaintiff now seeks to recover $100,000 from Natural Gas Services Group, plus an unspecified amount of exemplary damages. Due to the early stages of this lawsuit we are unable to accurately predict its outcome, but we have filed an answer denying all of plaintiff's claims and intend to vigorously contest the plaintiff's claims. We have not established a reserve with respect to plaintiff's claims.

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

Return to Index
NATURAL GAS SERVICES GROUP, INC.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.                                                                                     Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

Return to Index
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

10.14	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.15	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.16
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Return to Index
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

November 6, 2008

Return to Index
NATURAL GAS SERVICES GROUP, INC.

INDEX TO EXHIBITS

Exhibit No.                                                                                 Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

Return to Index
NATURAL GAS SERVICES GROUP, INC.

10.12
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

10.14	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.15	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.16
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

21.0
Subsidiaries (Incorporated by reference to Exhibit 21.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith