Form 10-K
period 2008-12-31
NATURAL GAS SERVICES GROUP INC
filed 2009-03-09
CIK 1084991

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2008
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________________to__________________________
Commission file number: 1-31398

NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
508 W. Wall St, Suite 550 Midland, Texas	79701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(432) 262-2700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
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
Large Accelerated Filer ☐ Accelerated Filer ☑     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 2, 2009 was approximately $83,205,571, based on the closing price of the common stock on the same date.

At March 2, 2009, there were 12,093,833 shares of common stock outstanding.

Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

·	conditions in the oil and natural gas industry, including the demand for natural gas and wide fluctuations in the prices of oil and natural gas;

·	competition among the various providers of compression services and products;

·	changes in safety, health and environmental regulations;

·	changes in economic or political conditions in the markets in which we operate;

·	failure of our customers to continue to rent equipment after expiration of the primary rental term;

·	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

·	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt;

·	future capital requirements and availability of financing;

·	fabrication and manufacturing costs;

·	general economic conditions;

·	events similar to September 11, 2001; and

·	fluctuations in interest rates.

We believe that it is important to communicate our expectations of future performance to our investors.  However, events may occur in the future that we are unable to accurately predict or that we are unable to control.  When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.

PART I
ITEM 1.         BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page 6.

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

We were incorporated in Colorado on December 17, 1998

Historically, the majority of our revenue has been derived from our compressor rental business.  In January 2005, we acquired Screw Compression Systems, Inc., or “SCS,” which predominantly focused on the custom fabrication sales business.  By acquiring SCS, we increased our fabrication facilities by over 91,000 square feet.  We have primarily used this additional space for SCS’ core business of custom fabrication but have from time to time fabricated a minimal number of rental units.  On June 30, 2007, we merged SCS into Natural Gas Services Group, Inc.

Natural gas compressors are used in a number of applications for the production and enhancement of gas wells and in gas transportation lines and processing plants.  Compression equipment is often required to boost a well’s production to economically viable levels and enable gas to continue to flow in the pipeline to its destination.

We increased our revenue to $85.3 million in 2008 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $24.6 million from $1.8 million.  Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 1,730 compressors at December 31, 2008.

Net income for the year ended December 31, 2008 increased 27.0% to $15.6 million ($1.28 per diluted share), as compared to $12.3 million ($1.01 per diluted share) for the year ended December 31, 2007.

At December 31, 2008, current assets were $47.0 million, which included $1.1 million of cash and $2.3 million in short-term investments.  Current liabilities were $15.9 million, and long-term debt, net of current portion, was $6.2 million.  Our stockholders' equity as of December 31, 2008 was $130.5 million.

We maintain our principal offices at 508 W. Wall St., Suite 550, Midland, Texas 79701 and our telephone number is (432) 262-2700.  Our website is located at http://www.ngsgi.com.  The information on or that can be accessed through our website is not part of this Annual Report on Form 10-K.

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

We believe that there will continue to be a growing demand for natural gas.  We expect demand for our products and services to continue to rise as a result of:

·	the increasing demand for and limited supply of energy, both domestically and abroad;

·	continued non-conventional gas exploration and production;

·	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

·	the cost savings of using natural gas rather than electricity for heat generation;

·	implementation of international environmental and conservation laws;

·	the aging of producing natural gas reserves worldwide; and

·	the extensive supply of undeveloped natural gas reserves.

Our Operating Units

We identify our segments based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.  Please refer to Footnote 11 on page F-16 of the Notes to Consolidated Financial Statements.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional gas production.  We provide rental of small to medium horsepower compression equipment to customers under contracts typically having minimum initial terms of six to 24 months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs.  As of December 31, 2008, the utilization rate of our rental fleet was 84.9%.

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

As of December 31, 2008, we had 1,730 natural gas compressors in our rental fleet totaling approximately 217,085 horsepower, as compared to 1,353 natural gas compressors totaling approximately 160,733 horsepower at December 31, 2007.  As of December 31, 2008, we had 1,469 natural gas compressors totaling approximately 184,831 horsepower rented to 112 third parties, compared to 1,194 natural gas compressors totaling approximately 140,853 horsepower rented to 94 third parties at December 31, 2007.

Engineered Equipment Sales.  This segment includes the following components:

·
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

·
Compressor manufacturing.  We design and manufacture our own proprietary line of reciprocating compressor frames, cylinders and parts known as our “CiP”, or Cylinder-in-Plane, product line.  We use the finished components to fabricate compressor units for our rental fleet or for sale to third parties.  We also sell finished components to other fabricators.

·
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

·
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

Business Strategy

Our intentions to grow our revenue and profitability are based on the following business strategies:

·
Expand rental fleet.  We intend to increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas production, which is the single largest and fastest growing segment of U.S. gas production according to data from the Energy Information Administration.

·	Geographic expansion. We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified.

·
Expand our ‘secondary’ product lines.   In addition to our primary rental and engineered product business lines, we will emphasize the growth of our other products, e.g., flares, CiP compressor products and general compressor maintenance and repair services.

·	Selectively pursue acquisitions. We will continue to evaluate potential acquisitions that would provide us withaccess to new markets or enhance our current market position.

Competitive Strengths

We believe our competitive strengths include:

·
Superior customer service.  Our emphasis on the small to medium horsepower markets has enabled us to effectively meet the evolving needs of our customers.  We believe these markets have been under-serviced by our larger competitors which, coupled with our personalized services and in-depth knowledge of our customers’ operating needs and growth plans, have allowed us to enhance our relationships with existing customers as well as attract new customers.  The size, type and geographic diversity of our rental fleet enable us to provide customers with a range of compression units that can serve a wide variety of applications.  We are able to select the correct equipment for the job, rather than the customer trying to fit its application to our equipment.

·
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

·
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

·
Experienced management team.  On average, our executive and operating management team has over 30 years of oilfield services industry experience.  We believe our management team has successfully demonstrated its ability to grow our business both organically and through selective acquisitions.

·
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

·
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

Major Customers

Sales and rental income to XTO Energy, Inc. and Energen Resources Corporation in the year ended December 31, 2006 amounted to 39% and 12% of consolidated revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2007 amounted to 40% and 12% of consolidated revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2008 amounted to 26% and 14% of consolidated revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2006, 2007 or 2008.  XTO Energy, Inc. amounted to 64% and 35% of our consolidated accounts receivable as of December 31, 2007 and 2008, respectively, and Equipos y Sistemas Dinamicos amounted to 14% of our consolidated accounts receivable as of December 31, 2008.  No other customer amounted to more than 10% of our consolidated accounts receivable as of December 31, 2007 and 2008.  The loss of any one or more of the above customers could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Compressor industry participants can achieve significant advantages through increased size and geographic breadth.  As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory do not increase commensurately.

Backlog

As of December 31, 2008, we had a sales backlog of approximately $18.0 million.  We expect to fulfill substantially all of the entire backlog in 2009.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  Given the recent dramatic downturn in oil and natural gas prices, there can be no assurance that a significant number of the orders representing such backlog will not be cancelled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.  Thus, to the extent that we suffer an unusual number of order cancellations after we have placed our component purchase orders, we may be left with an excessive inventory of component parts.

Employees

As of December 31, 2008, we had 309 total employees.  No employees are represented by a labor union and we believe we have good relations with our employees.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, craterings, fires, and oil spills.  We maintain liability insurance that we believe is customary in the industry and which includes environment cleanup, but excludes product warranty insurance because the majority of components on our compressor unit are covered by the manufacturers.  We also maintain insurance with respect to our facilities.  Based on our historical experience, we believe that our insurance coverage is adequate.  However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses.  In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

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

We have utilized operating and disposal practices that were or are currently standard in the industry.  However, materials such as solvents, thinner, waste paint, waste oil, wash down waters and sandblast material may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors.  In addition, some of these properties have been operated by third parties over whom we have no control either as to such entities' treatment of materials or the manner in which such materials may have been disposed of or released.

The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, commonly known as CERCLA, and comparable state statutes impose strict liability on:

·	owners and operators of sites,

·	persons who disposed of or arranged for the disposal of "hazardous substances" found at sites.

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

The federal Water Pollution Control Act and the Oil Pollution Act of 1990 and implementing regulations govern:

·	the prevention of discharges, including oil and produced water spills, and

·	liability for drainage into waters.

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

ITEM 1A.               RISK FACTORS

You should carefully consider the following risks associated with owning our common stock.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  If this occurs, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.  Although the risks described below are the risks that we believe are material, they are not the only risks relating to our industry, our business and our common stock.  Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations.

Risks Associated With Our Industry

Decreased oil and natural gas prices and oil and gas industry expenditure levels could adversely affect our revenue.

Our revenue is derived from expenditures in the oil and natural gas industry, which, in turn, are based on budgets to explore for, develop and produce oil and natural gas.  If these expenditures decline, our revenue will suffer.  The industry’s willingness to explore for, develop and produce oil and natural gas depends largely upon the prevailing view of future oil and natural gas prices.  Prices for oil and gas historically have been, and are likely to continue to be, highly volatile.  Many factors affect the supply and demand for oil and natural gas and, therefore, influence oil and natural gas prices, including:

·	the level of oil and natural gas production;

·	the level of oil and natural gas inventories;

·	domestic and worldwide demand for oil and natural gas;

·	the expected cost of developing new reserves;

·	the cost of producing oil and natural gas;

·	the level of drilling and completions activity;

·	inclement weather;

·	domestic and worldwide economic activity;

·	regulatory and other federal and state requirements in the United States;

·	the ability of the Organization of Petroleum Exporting Countries and other large producers to set and maintain production levels and prices for oil;

·	political conditions in or affecting oil and natural gas producing countries;

·	terrorist activities in the United States and elsewhere;

·	the cost of developing alternate energy sources;

·	environmental regulation; and

·	tax policies.

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

In our business segments, we compete with the oil and natural gas industry’s largest equipment and service providers who have greater name recognition than we do.  These companies also have substantially greater financial resources, larger operations and greater budgets for marketing, research and development than we do.  They may be better able to compete because of their broader geographic dispersion and ability to take advantage of international opportunities, the greater number of compressors in their fleet or their product and service diversity.  As a result, we could lose customers and market share to those competitors.  These companies may also be better positioned than us to successfully endure downturns in the oil and natural gas industry.

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

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing.  Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time.  We may be required to enter into lower rate rental contracts in response to market conditions, and our sales may decrease as a result of such conditions.

Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business.  As a result of the cyclicality of our industry, our results of operations may be volatile in the future.

We are subject to extensive environmental laws and regulations that could require us to take costly compliance actions that could harm our financial condition.

Our fabrication and maintenance operations are significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection.  In these operations, we generate and manage hazardous wastes such as solvents, thinner, waste paint, waste oil, wash down wastes, and sandblast material.  We attempt to use generally accepted operating and disposal practices and, with respect to acquisitions, will attempt to identify and assess whether there is any environmental risk before completing an acquisition.  Based on the nature of the industry, however, hydrocarbons or other wastes may have been disposed of or released on or under properties owned or leased by us or on or under other locations where such wastes have been taken for disposal.  The waste on these properties may be subject to federal or state environmental laws that could require us to remove the wastes or remediate sites where they have been released.  We could be exposed to liability for cleanup costs, natural resource and other damages as a result of our conduct or the conduct of, or conditions caused by, prior owners, lessees or other third parties.  Environmental laws and regulations have changed in the past, and they are likely to change in the future.  If current existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could harm our operations and financial condition, including the:

·	issuance of administrative, civil and criminal penalties;

·	denial or revocation of permits or other authorizations;

·	reduction or cessation in operations; and

·	performance of site investigatory, remedial or other corrective actions.

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

While we maintain insurance coverage, we face the following risks under our insurance coverage:

·	we may not be able to continue to obtain insurance on commercially reasonable terms;

·	we may be faced with types of liabilities that will not be covered by our insurance, such as damages from significant product liabilities and from environmental contamination;

·	the dollar amount of any liabilities may exceed our policy limits; and

·	we do not maintain coverage against the risk of interruption of our business.

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

During 2009, capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, and we do not anticipate that demand exceeding what we can fund with internally generated funds.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2009, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2009, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our current debt level may negatively impact our current and future financial stability.

As of December 31, 2008, we had an aggregate of approximately $17.0 million of outstanding indebtedness, and accounts payable and accrued expenses of approximately $12.4 million.  As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2008, our principal payments for our debt service requirements were approximately $282 thousand on a monthly basis; $845 thousand on a quarterly basis; and $3.4 million on an annual basis.  It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due.  If this were to occur, we may be forced to:

·	sell assets at disadvantageous prices;

·	obtain additional financing; or

·	refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current bank loan agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our loan agreement, we must:

·	comply with a minimum current ratio;

·	maintain minimum levels of tangible net worth;

·	not exceed specified levels of debt;

·	comply with a debt service coverage ratio; and

·	comply with a debt to tangible net worth ratio.

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

As of December 31, 2008, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

Our business is dependent not only on securing new customers but also on maintaining current customers.  We had two customers that accounted for approximately 26% and 14% of our consolidated revenue for the year ended December 31, 2008, and approximately 40% and 12% of our consolidated revenue for the year ended December 31, 2007.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

Excessive cancellations of backlog orders may have a material adverse effect on our operations.

As of December 31, 2008, we had a sales backlog of approximately $18.0 million.  Given the recent dramatic downturn in oil and natural gas prices, we may experience a significant number of order cancellations by our customers as they cut back their operations or encounter financial difficulties.  Cancellations of a significant amount of sales backlog could have a material negative impact on our results of operations.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three to four months of lead time prior to delivery of the order.  Thus, to the extent that we suffer an unusual number or order cancellations after we have placed our component purchase orders, we could be left with an excessive inventory of components which would negatively impact our financial condition and results of operations.

Loss of key members of our management could adversely affect our business.

We depend on the continued employment and performance of key members of our executive and senior management team.  If any of our key managers resign or become unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.  We do not carry any key-man insurance on any of our officers or directors.

Failure to effectively manage our growth and expansion could adversely affect our business and operating results and our internal controls.

We have rapidly and significantly expanded our operations in recent years and anticipate that our growth will continue if we are able to execute our strategy.  Our rapid growth has placed significant strain on our management and other resources which, given our expected future growth rate, is likely to continue.  To manage our future growth, we must be able to, among other things:

·	accurately assess the number of additional officers and employees we will require and the areas in which they will be required;

·	attract, hire and retain additional highly skilled and motivated officers and employees;

·	train and manage our work force in a timely and effective manner;

·	upgrade and expand our office infrastructure so that it is appropriate for our level of activity; and

·	improve our financial and management controls, reporting systems and procedures.

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

Our intangible assets are recorded at cost less accumulated amortization and consist of goodwill and patent costs and other identifiable intangibles.

We did not indentify any impairment based on an independent valuation as of June 2006 and internal evaluations in December 2007 and 2008 of our reporting units with goodwill and other identifiable intangibles.  Future impairment tests could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $13.4 million and $13.1 million as of December 31, 2007 and 2008, respectively.  Our identifiable intangibles are currently amortized at a rate of $299,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.

A reduction in demand for oil or natural gas or prices for those commodities and credit markets could adversely affect our business.

Our results of operations depend upon the level of activity in the energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute the majority percentage of our business.  Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities and credit markets could have a material adverse effect on our business, financial condition, results of operations.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values have substantially declined in recent months, and the capital markets have been unavailable as a source of financing to these customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in a reduction in our customers’ spending for our products and services in 2009. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future.  These potential sales could include sales of shares of our common stock by our Directors and officers, who beneficially owned approximately 7.0% of the outstanding shares of our common stock as of March 2, 2009.

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

Our articles of incorporation and bylaws contain provisions that may discourage acquisition bids and may limit the price investors are willing to pay for our common stock.  Our articles of incorporation and bylaws provide that:

·	directors are elected for three-year terms, with approximately one-third of the board of directors standing for election each year;

·	cumulative voting is not allowed, which limits the ability of minority shareholders to elect any directors;

·
the unanimous vote of the board of directors or the affirmative vote of the holders of not less than 80% of the votes entitled to be cast by the holders of all shares entitled to vote in the election of directors is required to change the size of the board of directors; and

·	directors may be removed only for cause and only by the holders of not less than 80% of the votes entitled to be cast on the matter.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Staff of the Securities and Exchange Commission that remain unresolved as of the date of this Report.

ITEM 2.                         PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2008:

Location	Status	Square Feet	Uses

Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services

Midland, Texas	Owned	58,000	Compressor fabrication, rental and services

Midland, Texas (1)	Owned	24,600	Compressor fabrication, rental and services

Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services

Midland, Texas	Leased	13,135	Corporate offices

Bloomfield, New Mexico	Lease	4,672	Office and parts and services

Bridgeport, Texas	Leased	4,500	Office and parts and services

Midland, Texas	Owned	4,100	Parts and services

		216,147

____________________
(1)           We currently are not using this facility and have it listed for sale.

 We believe that our properties are generally well maintained and in good condition and adequate for our purposes.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our consolidated financial position, results of operations or cash flow.  Except as discussed below, we are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any other threatened litigation.

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v. Natural Gas Services Group, Inc. and Great Lakes Compression, Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100,000 for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100,000 of life insurance proceeds. Plaintiff now seeks to recover $100,000 from Natural Gas Services Group, plus an unspecified amount of exemplary damages.  On January 21, 2009, we received the Order and Judgment from the Court granting our Motion for Summary Judgment and dismissing the Williams suit with prejudice.  This means that all claims are dismissed and may not be reasserted.  We have not established a reserve with respect to plaintiff’s claims.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. Prior to October 30, 2008 our common stock traded on the American Stock Exchange (AMEX). The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by these Exchanges.
2006	Low	High

First Quarter	$16.57	$22.80
Second Quarter	13.77	18.00
Third Quarter	12.01	16.69
Fourth Quarter	12.76	16.43

2007

First Quarter	$11.68	$15.00
Second Quarter	13.55	19.90
Third Quarter	13.55	18.81
Fourth Quarter	16.45	19.61

2008

First Quarter	$16.63	$23.35
Second Quarter	22.28	32.56
Third Quarter	15.77	29.70
Fourth Quarter	6.60	16.81

As of December 31, 2008 in accordance with our transfer agent records, we had 20 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  On March 2, 2009, the last reported sale price of our common stock as reported by the New York Stock Exchange was $6.88 per share.

Comparison of 5 Yr Cumulative Total Return for Natural Gas Services Group and the S&P 500 Index
Stock Price
$800
$700
$600
$500
$400
$300
$200
$100
$0
NGS
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008

Assumes $100 invested on December 31, 2003 in NGS Stock and in the S&P 500 Index

Dividends
To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.  Our loan agreements also contain restrictions on paying dividends.

Equity Compensation Plans
The following table summarizes certain information regarding our equity compensation plans as of December 31, 2008:
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	219,501	(1)	$15.71	337,500

Stock options granted during the year ended December 31, 2008	─		$8.46	113,000

Equity compensation plans not approved by security holders	45,000	(2)	$9.22	─

Total	264,501		$14.61	224,500

____________________

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.
(2)
Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his employment agreement.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the fourth quarter of the fiscal year ended December 31, 2008.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2008.  This information is only a summary and it is important that you read this information along with our audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2004	2005(1)	2006	2007	2008
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$15,958	$49,311	$62,729	$72,489	$85,336
Costs of revenue, exclusive of depreciation shown separately below	6,951	31,338	39,308	41,106	44,994
Gross margin(2)	9,007	17,973	23,421	31,383	40,342
Depreciation and amortization	2,444	4,224	6,020	7,470	9,925
Other operating expenses	2,652	4,890	5,270	5,324	5,842
Operating income	3,911	8,859	12,131	18,589	24,575
Total other income (expense)(3)	603	(1,798)	(256)	144	355
Income before income taxes	4,514	7,061	11,875	18,733	24,220
Income tax expense	1,140	2,615	4,287	6,455	8,627
Net income	3,374	4,446	7,588	12,278	15,593
Preferred dividends	53	─	─	─	─
Net income available to common stockholders	$3,321	$4,446	$7,588	$12,278	$15,593

Net income per common share:
Basic	$0.59	$0.59	$0.67	$1.02	$1.29
Diluted	$0.52	$0.52	$0.66	$1.01	$1.28
Weighted average shares of common stock outstanding:
Basic	5,591	7,564	11,405	12,071	12,090
Diluted	6,383	8,481	11,472	12,114	12,143
EBITDA(4)	$7,796	$13,282	$19,541	$27,358	$34,887

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
BALANCE SHEET INFORMATION:
Current assets	$7,295	$24,642	$55,170	$55,222	$47,032
Total assets	43,255	86,369	135,552	153,233	181,050
Long-term debt (including current portion)	15,017	28,205	18,392	13,950	17,013
Stockholders’ equity	22,903	45,690	101,201	114,380	130,450

____________________

(1)
The information for the periods presented may not be comparable because of our acquisition of SCS in January 2005.  For additional information regarding this acquisition, you should read the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 10-K and “Item 13. Certain Relationships, and Related Transactions, and Director Independence – Acquisition of Screw Compression Systems, Inc.” in this Annual Report on Form 10-K.

(2)	Gross margin is defined, reconciled to net income and discussed further below under “-- Non-GAAP Financial Measures”.
(3)	Total other income (expense) for the year ended December 31, 2004 includes $1.5 million in life insurance proceeds paid to us upon the death of our former Chief Executive Officer.
(4)	EBITDA is defined, reconciled to net income and discussed further below under “-- Non-GAAP Financial Measures”.

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

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles.  Some of these limitations are:

·          EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractualcommitments;

·          EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

·          EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts;and;

·
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized willoften have to be replaced in the future, and EBITDA does not reflect any cash requirements for suchreplacements.

There are other material limitations to using EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.  Please read the table below under “Reconciliation” to see how EBITDA reconciles to our net income, the most directly comparable GAAP financial measure.

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ending December 31,
	2004	2005	2006	2007	2008
	(in thousands)

Net Income	$3,374	$4,446	$7,588	$12,278	$15,593
Interest expense, net	838	1,997	1,646	1,155	742
Income taxes	1,140	2,615	4,287	6,455	8,627
Depreciation and amortization	2,444	4,224	6,020	7,470	9,925

EBITA	$7,796	$13,282	$19,541	$27,358	$34,887
Other operating expenses	2,652	4,890	5,270	5,324	5,842
Other expenses (income)	(1,441)	(199)	(1,390)	(1,299)	(387)
Gross Margin	$9,007	$17,973	$23,421	$31,383	$40,342

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2006, 2007, and 2008.  You should read the following discussion and analysis in conjunction with our audited consolidated financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2008, we had 1,469 natural gas compressors totaling approximately 184,831 horsepower rented to 112 third parties, compared to 1,194 natural gas compressors totaling approximately 140,853 horsepower rented to 94 third parties at December 31, 2007.

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

The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)

Sales	$38,214	$41,088	$41,380
Rental	23,536	30,437	42,864
Service and maintenance	979	964	1,092
Total	$62,729	$72,489	$85,336

Our strategy for growth is focused on our compressor rental business as indicated in the table above.  Margins for our rental business historically run in the high 50% to low 60% range, while margins for the compressor sales business tend to be in the mid 20% range.  As our rental business grows and contributes a larger percentage of our total revenues, we expect our overall company-wide margins to improve over time.

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

Demand for our products and services have been strong throughout 2007 and 2008, but in 2009 demand may decline due to lower oil and natural gas prices and decreased demand for natural gas.  We believe the long-term trend in our markets is favorable.

For fiscal year 2009, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2009.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of lower natural gas prices and capital spending by customers, we expect lower overall activity levels in 2009 than in 2008. Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the financial crisis will negatively impact the level of capital spending by our customers in 2009 in comparison to 2008 levels. We believe that an extended recession would lower capital spending by our customers and therefore negatively impact demand for our products and services.  As we anticipate industry capital spending will decline in 2009 from 2008 levels, we believe our fabrication business segment will likely see order cancellations and requests by our customers to delay delivery on existing backlog, as well as an overall reduction in demand and profitability. These conditions are also expected to negatively impact our rental operations business, although the effects could be less severe on that business because it is not directly related to capital expenditures and  it has historically experienced more stable demand than that for certain other energy service products and services.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2008 and December 31, 2007.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2007		2008		2007		2008
(dollars in thousands) (unaudited)

Sales	$41,088	56.7%	$41,380	48.5%	$12,964	31.6%	$13,328	32.2%
Rental	30,437	42.0%	42,864	50.2%	18,055	59.3%	26,671	62.2%
Service and maintenance	964	1.3%	1,092	1.3%	364	37.8%	343	31.4%
Total	$72,489		$85,336		$31,383	43.3%	$40,342	47.3%
____________________

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenues for the year ended December 31, 2008 increased 17.7% to $85.3 million, as compared to $72.5 million for the year ended December 31, 2007.  The increase mainly reflects the increase in our rental revenues.

Sales revenue increased from $41.1 million to $41.4 million, or less than 1.0%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. This increase is mainly represented by a 38.7% increase in part sales which is only 1.9% of our total sales. The total category includes (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales, and (4) compressor rebuilds.

Rental revenue increased from $30.4 million to $42.9 million, or 40.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007.  The increase is mainly the result of units added to our rental fleet and rented to third parties.  As of December 31, 2008, we had 1,730 natural gas compressors in our rental fleet totaling approximately 217,085 horsepower, as compared to 1,353 natural gas compressors totaling approximately 160,733 horsepower at December 31, 2007.  As of December 31, 2008, we had 1,469 natural gas compressors rented compared to 1,194 at December 31, 2007.  The average monthly rental rate per unit increased to $2,900 at December 31, 2008 compared to $2,300 at December 31, 2007.  This increase resulted from the addition of larger horsepower units to our rental fleet and therefore has a higher rental rates.

Service and maintenance revenue increased from $964,000 to $1.1 million, or 13.3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007.  This increase is the result of gain in service revenue for all districts except Midland.

The overall gross margin percentage, exclusive of depreciation, increased to 47.3% for the year ended December 31, 2008, as compared to 43.3% for the year ended December 31, 2007.  This increase is result of two factors: (1) rentals which have a higher margin than our other sources of revenue increased (rental revenue increased to 50.2% from 42.0% of our total revenue for the year ended December 31, 2008 compared to the same period ended December 31, 2007); and (2) our rental margin increased to 62.2% from 59.3% for the year ended December 31, 2008 compared to the same period ended December 31, 2007. This margin increase is the result of greater efficiencies in our field service operations and from increasing our rental rates.

Selling, general and administrative expense increased to $5.8 million or 6.8% of total revenue from $5.3 million or 7.3% of our total revenue, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Our selling expenses increased 29.4% and our general and administrative expenses increased 5.5% for year ended December 31, 2008, compared to same period in 2007. Selling expenses mainly increased as result of increased commissions on larger sales numbers and changes to the commission structure.  General and administrative expenses increased mainly as a result of additions to the administrative staff, salary increases and stock option expense.

Depreciation and amortization expense increased 32.9% from $7.5 million to $9.9 million for the year ended December 31, 2008, compared to the same period in 2007.  There was a net increase of 377 natural gas compressor units to our rental fleet between December 31, 2007 and 2008, thus increasing our depreciable base.

Other income decreased approximately $911,000 for the year ended December 31, 2008, compared to the same period in 2007. This decrease was mainly the result of reduced interest income from our short-term investment account. Our short-term investments decreased to $2.3 million at December 31, 2008, compared to $18.7 million at December 31, 2007.  This reduction resulted from the capital funding of our natural gas compressor rental fleet.

Interest expense decreased by $412,000, or 35.7%, for the year ended December 31, 2008, compared to the same period in 2007, mainly due to a decrease in our loan balances. Our loan balance decreased $4.0 million, and our line increased, during the later part of the year, from $600,000 to $7 million.

Provision for income tax increased by $2.2 million, or 33.7%, and is mainly the result of the increase in taxable income.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2007 and December 31, 2006. Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2006		2007		2006		2007
(dollars in thousands) (unaudited)

Sales	$38,214	60.9%	$41,088	56.7%	$8,585	22.5%	$12,964	31.6%
Rental	23,536	37.5.%	30,437	42.0%	14,592	62.0%	18,055	59.3%
Service and maintenance	979	1.6%	964	1.3%	244	24.9%	364	37.8%
Total	$62,729		$72,489		$23,421	37.3%	$31,383	43.3%
____________________

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

Sales revenue increased from $38.2 million to $41.1 million, or 7.5%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase was mainly sales of natural gas compressor units from our Tulsa location, but this category includes (1) compressor unit sales (including used rental equipment), (2) flare sales, (3) parts sales, and (4) compressor rebuilds.

Service and maintenance revenue decreased from $979,000 to $964,000, or 1.5%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. This reduction was mainly the result of our strategy implemented in 2006 to move away from pursuing third party service work.

Rental revenue increased from $23.5 million to $30.4 million, or 29.3%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase was mainly the result of units added to our rental fleet and rented to third parties. As of December 31, 2007, we had 1,353 natural gas compressors in our rental fleet totaling approximately 160,733 horsepower, as compared to 1,111 natural gas compressors totaling approximately 129,158 horsepower at December 31, 2006.  As of December 31, 2007, we had 1,194 natural gas compressors rented compared to 974 at December 31, 2006. The average monthly rental rate per unit increased to $2,400 at December 31, 2007 compared to $2,300 at December 31, 2006. This increase resulted from the addition of larger units to our rental fleet which command higher rental rates.

The overall gross margin percentage, exclusive of depreciation, increased to 43.3% for the year ended December 31, 2007, as compared to 37.3% for the year ended December 31, 2006. This increase was mainly the result of higher margins from our natural gas compressor unit sales.  Our natural gas compressor unit sales gross margins increased to 31.6% for the year ended December 31, 2007, as compared to 22.5% for the year ended December 31, 2006, as a result of our improvement in labor efficiencies.

Selling, general and administrative expense remained flat at $5.3 million for the years ended December 31, 2006 and 2007.  Our selling expenses decreased 34.9%, but were offset by an increase of 8.8% in general and administrative expenses for the year ended December 31, 2007, compared to the same period in 2006.  Selling expenses decreased as a result of changes in the sales staff, department manager and sales commission structure.  General and administrative expenses increased mainly as a result of additions to the administrative staff, salary increases and stock option expense.

Depreciation and amortization expense increased 24.1% from $6.0 million to $7.5 million for the year ended December 31, 2007, compared to the year ended December 31, 2006. There was a net increase of 242 natural gas compressor units to our rental fleet between December 31, 2006 and 2007, thus increasing our depreciable base.

Other income decreased approximately $91,000 for the year ended December 31, 2007, compared to the same period in 2006. This decrease was mainly the result of reduced interest income from our short-term investment account.  Our short-term investments decreased to $18.7 million at December 31, 2007, compared to $25.1 million at December 31, 2006.  This reduction resulted from the capital funding of our natural gas compressor rental fleet.

Interest expense decreased by $491,000, or 29.8%, for the year ended December 31, 2007, compared to the same period in 2006, mainly due to a decrease in our loan balance.  Our loan balance decreased $3.8 million during the year ended December 31, 2007.

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

Our critical accounting policies are as follows:

·	revenue recognition;

·	estimating the allowance for doubtful accounts receivable;

·	accounting for income taxes;

·	valuation of long-lived and intangible assets and goodwill; and

·	valuation of inventory

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2008, two customers accounted for approximately 35% and 14%, respectively, of our consolidated accounts receivable, and at December 31, 2007, one customer accounted for approximately 64% of our consolidated accounts receivable.  A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

We did not indentify any impairment based on an independent valuation as of June 2006 and internal evaluations in December 2007 and 2008 of our reporting units with goodwill and other identifiable intangibles.  Future impairment tests could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $13.4 million and $13.1 million as of December 31, 2007 and 2008, respectively.  Our identifiable intangibles are currently amortized at a rate of $299,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our consolidated statements of income and financial position.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  We adopted the required provisions of SFAS 157 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and did not adopt the fair value option, thus, the adoption did not have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this SFAS will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this SFAS will have a significant impact on our financial statements.

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

Liquidity and Capital Resources

Our working capital positions as of December 31, 2007 and 2008 are set forth below.

	2007	2008
	(in thousands)
Current Assets:
Cash and cash equivalents	$245	$1,149
Short-term investments	18,661	2,300
Trade accounts receivable, net	11,322	11,321
Inventory, net	20,769	31,931
Prepaid income taxes	3,584	244
Prepaid expenses and other	641	87
Total current assets	55,222	47,032

Current Liabilities:
Current portion of long-term debt and subordinated notes	4,378	3,378
Line of credit	600	─
Accounts payable	4,072	8,410
Accrued liabilities	3,990	3,987
Current portion of tax liability	3,525	110
Deferred income	81	38
Total current liabilities	16,646	15,923

Total working capital	$38,576	$31,109

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions.

For the year ended December 31, 2008, we invested approximately $46.3 million in equipment for our rental fleet, service vehicles and additions to our facilities.  We financed this activity with the proceeds from our March 2006 public offering of common stock and funds from operations and we borrowed approximately $7.0 million from our bank in 2008.  We also repaid approximately $5.4 million of our existing debt during 2008.

Cash flows

At December 31, 2007, we had cash and cash equivalents of approximately $245,000, working capital of $38.6 million and total debt of $14.6 million, of which approximately $5.0 million was classified as current. At that same date, we also had letters of credit outstanding in the aggregate face amount of $1.0 million. We had positive net cash flow from operating activities of approximately $18.3 million during 2007. This was primarily from net income of $12.3 million, plus depreciation and amortization of $7.5 million, an increase in deferred taxes of $2.9 million, in increase in accounts payable and accrued liabilities including income taxes of $5.8 million, offset by an increase in trade accounts receivable of $2.9 million, and increase in inventory of $3.8 million, and an increase in prepaid expense of $3.9 million.

At December 31, 2008, we had cash and cash equivalents of approximately $1.1 million, working capital of $31.1 million and total debt of $17.0 million, of which approximately $3.4 million was classified as current. We had positive net cash flow from operating activities of approximately $28.3 million during 2008. This was primarily from net income of $15.6 million, plus depreciation and amortization of $9.9 million, an increase in deferred taxes of $8.4 million, and an increase in prepaid expenses and other of $3.9 million offset by an increase in inventory of $11.2 million.

Short term investments decreased to $2.3 million from December 31, 2007 to December 31, 2008.  This amount is the remaining proceeds from our March 2006 secondary public offering. The initial net proceeds from the offering were $47.1 million, from which we used $5.0 million to repay bank debt and the remainder of which has been used for capital expenditures invested in our natural gas compressor rental fleet.

Trade accounts receivable remained flat at $11.3 million at December 31, 2008 and 2007.

Inventory and work in progress increased $11.1 million to $31.9 million as of the end of 2008, as compared to $20.8 million as of the end of 2007. This increase is mainly a reflection of increased fabrication activity in both of our engineered products and rental compression equipment lines.

Long-term debt increased $2.4 million to $17.0 million at December 31, 2008, compared to $14.6 million at December 31, 2007. The current portion of long-term debt decreased $1.6 million to $3.4 million at December 31, 2008 compared to $5.0 million at December 31, 2007, mainly the result of normal amortization of debt and a payment of $600,000 from our line of credit and additional borrowing from our line of credit of $7.0 million.

Recession strategy

For fiscal year 2009, our overall plan, during the downturn in the economy, is to reduce expenses in line with the lower anticipated activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and eliminate bank borrowing.  Capital expenditures for the year ended December 31, 2009 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2009.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.  We currently have a $40 million dollar bank line of credit with an available balance of $33 million.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period
	(in thousands)
Cash Contractual Obligations	2009	2010	2011	2012		2013		Thereafter		Total

Term loan facility (secured)	$3,378	$3,378	$2,816	$		$		$		$9,572
Interest on term loan facility	321	186	51							558
Line of credit (secured)		7,000								7,000
Interest on line of credit	280	93								373
Purchase obligations	956	956	956		956		814			4,638
Other long term debt									441	441
Facilities and office leases	433	357	259		235		168		13	1,465
Total	$5,368	$11,970	$4,082		$1,191		$982		$454	$24,047

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

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility.  The total amount that we can borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of December 31, 2008, the amount available for revolving line of credit advances was $33.0 million.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is re-determined by the bank on a monthly basis.  If, as a result of the re-determination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4.0%) nor higher than eight and three quarter percent (8.75%).  We had $7.0 million and $600,000 outstanding as of December 31, 2008 and 2007, respectively, on this revolving line of credit facility.  The interest rates were 4.00% and 7.5% as of December 31, 2008 and 2007, respectively.

$16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Re-borrowings are not permitted under this facility.  Principal under this term loan facility is due and payable in 59 monthly installments of $282,000 each which commenced on November 1, 2006 and continuing through September 1, 2011.  Since April 1, 2008, our interest rate on the term loan is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of December 31, 2008 and 2007, respectively, this term loan facility had a principal balance of $9.6 million and $13.0 million.  The interest rates were 4.0% and 7.5% as of December 31, 2008 and 2007, respectively.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:

·	at the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.6 to 1.0;

·	at the end of each month, consolidated tangible net worth (as defined in the Loan Agreement) of at least $85.0 million;

·	at the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and

·	at the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of December 31, 2008, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

As of December 31, 2008, we had a long-term liability of $150,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2008 was $291,000.

Subordinated Debt - Related Parties

 We had subordinated debt which was included in the current portion of long-term debt for the year ended December 31, 2007.  The $3.0 million principal amount of this debt was in the form of promissory notes issued to the three stockholders of Screw Compression Systems who are currently our employees, as part of the consideration for the acquisition of SCS we completed on January 3, 2005. The principal of each note was payable in three equal annual installments which commenced on January 3, 2006.  Accrued and unpaid interest on the unpaid principal balance of each note was payable on the same dates as, and in addition to, the installments of principal. On January 3, 2008, we paid the third and last installment of the annual payments.

Components of Our Principal Capital Expenditures

The table below shows the components of our principal capital expenditures for the three years ended December 31, 2008:

	Actual

Expenditure Category	2006	2007	2008
	(in thousands
Rental equipment, vehicles and shop equipment	$27,684	$25,307	$46,271

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow will be sufficient to fully fund our net investing cash requirements for 2009.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2008 was $291,000.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2 % for our term loan facility and Prime Rate less 1/4 % for our revolving line of credit facility.  Consequently, our exposure to interest rates relates primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of December 31, 2008, we were not using any derivatives to manage interest rate risk.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the highly liquid nature of these short-term instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2008 and 2007, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Procedures – Allowance For Doubtful Accounts Receivable” on page 23.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer And Treasurer have concluded that our disclosure controls and procedures as of December 31, 2008, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including the President and Chief Executive Officer and our Principal Accounting Officer and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Natural Gas Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Gas Services Group, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Natural Gas Services Group, Inc. and our report dated March 2, 2009 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 2, 2009

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

               The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

PART IV

            ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Financial Statement and Financial Statement Schedules

For a list of Consolidated Financial Statements and Schedules, see “Index to
Financial Statements” on page F-1, and incorporated herein by reference.

(a)(3) Exhibits

See Item 15(b) below.

(b)           Exhibits:

A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit No.                                                                                     Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K Report filed with the SEC on August 30, 2005)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

E-1

Exhibit No.	Description

10.9
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

10.11
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.12	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.13	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.14
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

*10.15
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD (as landlord) and Natural Gas Services Group, Inc. (as tenant) in connection with the lease of the Company’s principal offices in Midland, Texas.

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

* Filed herewith.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

Date: March 2, 2009	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 2, 2009
Stephen C. Taylor
/s/ Earl R. Wait	Vice President – Accounting (Principal Accounting Officer)	March 2, 2009
Earl R. Wait
/s/Charles G. Curtis	Director	March 2, 2009
Charles G. Curtis
/s/William F. Hughes, Jr.	Director	March 2, 2009
William F. Hughes, Jr.
/s/Richard L. Yadon	Director	March 2, 2009
Richard L. Yadon
/s/Paul D. Hensley	Director	March 2, 2009
Paul D. Hensley
/s/Gene A. Strasheim	Director	March 2, 2009
Gene A. Strasheim
/s/Alan A. Baker	Director	March 2, 2009
Alan A. Baker
/s/John W. Chisholm	Director	March 2, 2009
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 2, 2009

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$245	$1,149
Short-term investments	18,661	2,300
Trade accounts receivable, net of doubtful accounts of $110 and $177, respectively	11,322	11,321
Inventory, net of allowance for obsolescence of $273 and $500, respectively	20,769	31,931
Prepaid income taxes	3,584	244
Prepaid expenses and other	641	87
Total current assets	55,222	47,032

Rental equipment, net of accumulated depreciation of $16,810 and $24,624, respectively	76,025	111,967
Property and equipment, net of accumulated depreciation of $4,792 and $6,065, respectively	8,580	8,973
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,145 and $1,198, respectively	3,324	3,020
Other assets	43	19
Total assets	$153,233	$181,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and subordinated notes	$4,378	$3,378
Current portion of line of credit	600	—
Accounts payable	4,072	8,410
Accrued liabilities	3,990	3,987
Current income tax liability	3,525	110
Deferred income	81	38
Total current liabilities	16,646	15,923

Long term debt, less current portion	9,572	6,194
Line of credit, less current portion	—	7,000
Deferred income tax payable	12,635	21,042
Other long term liabilities	—	441
Total liabilities	38,853	50,600

Commitments and contingencies (Notes 4, 5, 10 and 13)
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,085 and 12,094 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,460	83,937
Retained earnings	30,799	46,392
Total stockholders' equity	114,380	130,450
Total liabilities and stockholders' equity	$153,233	$181,050

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except earnings  per share)

	For the Years Ended December 31,
	2006	2007	2008
Revenue:
Sales, net	$38,214	$41,088	$41,380
Rental income	23,536	30,437	42,864
Service and maintenance income	979	964	1,092
Total revenue	62,729	72,489	85,336
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	29,629	28,124	28,052
Cost of rentals, exclusive of depreciation stated separately below	8,944	12,382	16,193
Cost of service and maintenance, exclusive of depreciation stated
separately below	735	600	749
Selling, general and administrative expense	5,270	5,324	5,842
Depreciation and amortization	6,020	7,470	9,925
Total operating costs and expenses	50,598	53,900	60,761

Operating income	12,131	18,589	24,575

Other income (expense):
Interest expense	(1,646)	(1,155)	(742)
Other income	1,390	1,299	387
Total other income (expense)	(256)	144	(355)

Income before provision for income taxes	11,875	18,733	24,220

Provision for income taxes:
Current	1,743	3,525	220
Deferred	2,544	2,930	8,407
Total income tax expense	4,287	6,455	8,627

Net income	7,588	12,278	15,593

Earnings per common share:
Basic	$0.67	$1.02	$1.29
Diluted	$0.66	$1.01	$1.28
Weighted average common shares outstanding:
Basic	11,405	12,071	12,090
Diluted	11,472	12,114	12,143

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional		Total
					Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCES, January 1, 2006	—	$—	9,022	$90	$34,667	$10,933	$45,690
Exercise of common stock options and warrants	—	—	129	1	356	—	357
Compensation expense on issuance of common stock options	—	—	—	—	376	—	376
Income tax benefit realized from the exercise of stock options	—	—	—	—	27	—	27
Issuance of common stock, net of offering costs	—	—	2,895	29	47,134	—	47,163
Net income	—	—	—	—	—	7,588	7,588
BALANCES, December 31, 2006	—	$—	12,046	$120	$82,560	$18,521	$101,201
Exercise of common stock options and warrants	—	—	39	1	247	—	248
Compensation expense on issuance of common stock options	—	—	—	—	541	—	541
Income tax benefit realized from the exercise of stock options	—	—	—	—	112	—	112
Net income	—	—	—	—	—	12,278	12,278
BALANCES, December 31, 2007	—	$—	12,085	$121	$83,460	$30,799	$114,380
Exercise of common stock options	—	—	9	—	54	—	54
Compensation expense on issuance of common stock options	—	—	—	—	423	—	423
Net income	—	—	—	—	—	15,593	15,593
BALANCES, December 31, 2008	—	$—	12,094	$121	$83,937	$46,392	$130,450

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,588	$12,278	$15,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,020	7,470	9,925
Deferred taxes	2,544	2,930	8,407
Employee stock options expense	376	541	423
Loss (gain) on disposal of assets	13	(1)	7
Changes in current assets:
Trade accounts receivables, net	(2,271)	(2,859)	1
Inventory, net	749	(3,826)	(11,162)
Prepaid expenses and other	135	(3,904)	3,894
Changes in current liabilities:
Accounts payable and accrued liabilities	(3)	3,228	4,335
Current income tax liability	849	2,581	(3,415)
Deferred income	122	(144)	(43)
Other	(46)	(25)	285
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,076	18,269	28,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,684)	(25,307)	(46,271)
Purchase of short-term investments	(38,252)	(2,609)	(2,620)
Redemption of short-term investments	13,200	9,000	18,981
Proceeds from sale of property and equipment	73	95	47
NET CASH USED IN INVESTING ACTIVITIES	(52,663)	(18,821)	(29,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,375	600	7,500
Proceeds from long-term debt	68	—	—
Proceeds from other long term liabilities, net	—	—	441
Repayments of long-term debt	(9,581)	(4,442)	(4,378)
Repayment of line of credit	(1,675)	—	(1,100)
Proceeds from exercise of stock options and warrants	357	248	54
Proceeds from sale of stock, net of transaction costs	47,163	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,707	(3,594)	2,517

NET CHANGE IN CASH	1,120	(4,146)	904
CASH AT BEGINNING OF PERIOD	3,271	4,391	245
CASH AT END OF PERIOD	$4,391	$245	$1,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,692	$1,191	$802
Income taxes paid	$894	$4,620	$294

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Principles of Consolidation

These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc. was formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

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

All amounts are stated in thousands of dollars except stock options and per share data.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the allowance for inventory obsolescence.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

We have short-term investments invested primarily in high grade short term commercial paper for the maximum return on investments which are held to maturity that will coincide with our projected cash requirements, and have a maturity of less than one year.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes the allowance for doubtful accounts for trade receivables of $110,000 and $177,000 at December 31, 2007 and 2008, respectively, is adequate.

NATURAL GAS SERVICES GROUP, INC.
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

Major Customers and Concentration of Credit Risk

Sales to two customers in the year ended December 31, 2006 amounted to a total of 39% and 12% of consolidated revenue, respectively.  Sales to two customers in the year ended December 31, 2007 amounted to a total of 40% and 12% of consolidated revenue, respectively.  Sales to two customers in the year ended December 31, 2008 amounted to a total of 26% and 14% of consolidated revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2006, 2007 or 2008.  One customer amounted to 64% of our consolidated accounts receivable as of December 31, 2007, and two customers amounted to 35% and 14% of our accounts receivable as of December 31, 2008, respectively.  No other customers amounted to more than 10% of our consolidated accounts receivable as of December 31, 2007 and 2008.  We generally do not obtain collateral, but require deposits of as much as 50% on large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $273,000 and $500,000 at December 31, 2007 and 2008, respectively.  Finished goods at December 31, 2008 consists of 19 completed compressor units which are available for sale or for use in our rental fleet.  At December 31, 2007 and 2008, respectively, inventory consisted of the following (in thousands):

	2007	2008
Raw materials	$17,492	$26,124
Finished goods	—	2,417
Work in process	3,277	3,390
	$20,769	$31,931

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

Goodwill and intangibles are tested for impairment annually or whenever events indicate impairment may have occurred.  We completed the most recent test for goodwill impairment based on management’s evaluation as of December 31, 2008, at which time no impairment was indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

At December 31, 2008, NGSG has intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2008 was $3.0 million.  Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life remaining of approximately fourteen years as of December 31, 2008.  Amortization expense recognized in each of the years ending December 31, 2006, 2007, and 2008 was $299,000.  In addition, NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2008 related to the trade name of SCS.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2009	$299
2010	260
2011	179
2012	125
2013	125
Thereafter	1,378
$2,366

Our policy is to periodically review the net realizable value of intangibles, through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our most recent analysis, we believe no impairment of intangible assets exists as of December 31, 2008.

Patents

We have patents for a flare tip ignition device and flare tip burner pilot.  The costs of the patents were being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired.  Amortization expense for patents of $27,000 was recognized for the years ended December 31, 2006 and 2007, and $4,000 for the year ended December 31, 2008.  The patents were fully amortized as of December 31, 2008.

Other Assets

Included in other assets are debt issuance costs, net of accumulated amortization, and deposits totaling approximately $43,000 and $19,000 at December 31, 2007 and 2008, respectively.  Such costs are amortized over the period of the respective debt agreements on a straight-line method, which approximates the effective interest method.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $165,000 at December 31, 2007 and 2008.

Financial Instruments and Concentrations of Credit Risk

Management believes that generally the fair value of the our cash, short-term investments, trade receivables, payables and notes payable at December 31, 2007 and 2008 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.  At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000 ($250,000 as of December 31, 2008).  We believe that the credit risk in temporary and short-term cash investments that we have with financial institutions is minimal.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $41,000, $26,000 and $31,000 in 2006, 2007 and 2008, respectively.

Other Income

Other income in 2007 and 2008 primarily consisted of interest income from our short-term investment account.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There was an anti-dilutive effect of 10,000 and 25,000 common stock options for the years ended December 31, 2006 and 2007, respectively, and none in 2008.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2007	2008
Numerator:
Net income	$7,588	$12,278	$15,593
Denominator for basic net income per common share:
Weighted average common shares outstanding	11,405	12,071	12,090

Denominator for diluted net income per share:
Weighted average common shares outstanding	11,405	12,071	12,090
Dilutive effect of stock options and warrants	67	43	53
Diluted weighted average shares	11,472	12,114	12,143

Earnings per common share:
Basic	$0.67	$1.02	$1.29
Diluted	$0.66	$1.01	$1.28

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

As of December 31, 2008, our short-term investments consisted of certificates of deposit classified within level 1 of the fair value hierarchy.

Reclassification

Certain amounts in prior period financial statements have been reclassified to conform to the 2008 financial statement classification with no impact to operating income or net income.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those years.  We adopted the required provisions of SFAS No. 157 on January 1, 2008 and the adoption did not have a significant impact on our financial statements.  See Note 1 for additional information regarding fair value measurements.

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

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	$3,813
2010	264
Total	$4,077

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Land and building	$5,305	$5,036
Leasehold improvements	431	662
Office equipment and furniture	1,028	1,122
Software	458	525
Machinery and equipment	1,587	1,963
Vehicles	4,563	5,730
Less accumulated depreciation	(4,792)	(6,065)
Total	$8,580	$8,973

Depreciation expense for property and equipment and the compressors described in Note 2 was $5.7 million, $7.1 million and $9.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

4.  Credit Facility

On May 16, 2008, we entered into an Eighth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas effective April 1, 2008.  This Loan Agreement (1) decreased the interest rate on existing term loan facilities, and (2) extended and renewed our revolving line of credit facility.  Our revolving line of credit and multiple advance term loan facilities are described below.

Line of Credit

Our revolving line of credit facility allows us to borrow, repay and reborrow funds drawn under this facility, as amended.  The total amount that we can borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of December 31, 2008, the amount available for revolving line of credit advances was $33.0 million.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is redetermined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4.0%) nor higher than eight and three quarter percent (8.75%).  We had $7.0 million and $600,000 outstanding as of December 31, 2008 and 2007, respectively, on this revolving line of credit facility.  The interest rates were 4.0% and 7.5% as of December 31, 2008 and 2007, respectively.

The line of credit and note listed below are with the same bank and include certain covenants, the most restrictive of which require that we maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth.  We were in compliance with covenants at December 31, 2007 and 2008, respectively.

Term Loan Facility

This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Reborrowings are not permitted under this facility.  Principal under this term loan facility is due and payable in 59 monthly installments of $282,000 each, which commenced November 1, 2006 and continuing through September 1, 2011.  Since April 1, 2008, our interest rate on the term loan is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%) and seven and one half percent (7.5%) and four percent (4.0%) at December 31, 2008 and 2007, respectively.  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of December 31, 2008 and 2007, respectively, this term loan facility had a principal balance of $9.6 million and $13.0 million.  The interest rates were 4.0% and 7.5% as of December 31, 2008 and 2007, respectively.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:
·	At the end of each month, a consolidated current ratio (as defined in the Loan Agreement) of at least 1.6 to 1.0;
·	At the end of each month, a consolidated tangible net worth (as defined in the Loan Agreement) of at least $85 million;
·	At the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and
·	At the end of each month, a ratio of consolidated debt to consolidated tangible net worth (as defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of December 31, 2008 and 2007, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows (in thousands):

2009	$3,378
2010	3,378
2011	2,816
Total	$9,572

5.  Other Long-term Liabilities

As of December 31, 2008, we had a long-term liability of $150,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2008 was $291,000.

6.  Subordinated Notes – Related Parties

On January 3, 2005, we issued subordinated promissory notes to Paul D. Hensley, James R. Hazlett and Tony Vohjesus, the owners of SCS, as part of the consideration for the acquisition of Screw Compression Systems, Inc. As of January 3, 2005, Screw Compression Systems, Inc. became a wholly owned subsidiary of NGSG.  Mr. Hensley is currently the Senior Vice President of Technical Services and a Director of Natural Gas Services Group, Inc. Mr. Hazlett is the Vice President of Technical Services. Mr. Vohjesus is a Manager of Product Services. The aggregate principal amount was $3.0 million bearing interest at the rate of 4.00% per annum. Beginning January 3, 2006, a principal payment of $1.0 million is due and payable each year until maturity on January 3, 2008 plus the current outstanding interest. The subordinated promissory notes are secured by a letter of credit in the face amount of $2.0 million. As of December 31, 2007, $1.0 million was outstanding on these notes.  We repaid these notes in full at maturity in January 2008.

7.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	2006	2007	2008
Current provision:
Federal	$1,475	$3,168	$—
State	268	357	220
	1,743	3,525	220
Deferred provision:
Federal	2,403	2,775	8,347
State	141	155	60
	2,544	2,930	8,407
	$4,287	$6,455	$8,627

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2006	2007	2008
Deferred income tax assets:
Alternative minimum tax credit	$99	$—	$—
Net operating loss carryover	—	—	2,331
Other	242	362	650
Total deferred income tax assets	$341	$362	$2,981
Deferred income tax liabilities:
Property and equipment	(8,571)	(11,623)	(22,723)
Goodwill and other intangible assets	(1,508)	(1,407)	(1,299)
Other	(26)	33	(1)
Total deferred income tax liabilities	(10,105)	(12,997)	(24,023)
Net deferred income tax liabilities	$(9,764)	$(12,635)	$(21,042)

The effective tax rate differs from the statutory rate as follows:

	2006	2007	2008
Statutory rate	34%	34%	34%
State and local taxes	3%	2%	2%
Other	(1)%	(2)%	0%
Effective rate	36%	34%	36%

We have a net operating loss carryover of approximately $2.3 million available to offset future income for federal income tax reporting purposes, which will expire in 2028, if not previously utilized.  A benefit of approximately $45,000 was generated from the exercise of stock options and will be reclassed to additional paid in capital when the benefit is realized.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the twelve months ended December 31, 2008, there were no income tax interest and penalty items in the income statement or as a liability on the balance sheet.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2005.  We are not currently involved in any income tax examinations.

8.  Stockholders' Equity

Initial Public Offering

In October, 2002, we closed an initial public offering in which we sold 1.5 million shares of common stock and warrants to purchase 1.5 million shares of common stock for a total of $7.9 million.  Costs and commissions associated with the offering totaled $1.3 million.  The warrants were exercisable anytime through October 21, 2006 at $6.25 per share.  In connection with this offering, the underwriter received options to purchase 150,000 shares of common stock at $6.25 per share and warrants at $0.3125 per share.  The warrants, when purchased by the underwriter, contained an exercise price of $7.81 per share.  The underwriter’s warrants were exercised or expired in October 2007.  The underwriter's options expired in October 2007.  As of December 31, 2008, there were no underwriter options or warrants outstanding.

Secondary Public Offering

On March 8, 2006, we sold 2.5 million shares of our common stock pursuant to a public offering at a price of $17.50 per share, resulting in net proceeds to us of $40.7 million.  We did not receive any proceeds from sales by certain selling stockholders.  We granted the underwriter an option for a period of 30 days to purchase up to an additional 428,000 shares to cover over-allotments, if any.  On March 27, 2006, the underwriter exercised its over-allotment option and on March 30, 2006, we sold an additional 428,000 shares resulting in proceeds to NGSG of $7.1 million in addition to the net proceeds of $40.7 million from the sale of the 2.5 million shares of common stock on March 8, 2006.  The net proceeds after offering costs to us were $47.1 million and a portion was used to reduce our bank debt by $5.0 million.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2007 and 2008, there were no outstanding preferred shares.

9.  Stock-Based Compensation

 Stock Option Plan

Our 1998 Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of NGSG (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2008, 224,500 shares were still available for issue under the 1998 Stock Option Plan.

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

Weighted average Black –Scholes fair value assumption	2006	2007	2008
Risk free rate	8.25%	5.83%	3.90%
Expected life	4 yrs	5 yrs	5 yrs
Expected volatility	50.3%	47.6%	48.0%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended is presented below:
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2007	167,502	$11.25	7.77	$1,401

Granted	113,000	18.81
Exercised	(8,833)	6.04
Forfeited or expired	(7,168)	12.85

Outstanding at December 31, 2008	264,501	$14.61	7.94	*

Exercisable at December 31, 2008	158,333	$12.15	7.00	*
____________________

*   Market price as of December 31, 2008 exceeded the weighted average exercise price, and as such, resulted in the aggregate intrinsic value being negative or “out-of-the-money”.

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

The weighted average grant date fair value of options granted during the years 2006, 2007 and 2008 was $4.75, $8.49 and $8.46, respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2006, 2007 and 2008 was approximately $79,000, $213,000 and $149,000, respectively.  Cash received from stock options exercised during the years ended December 31, 2006, 2007 and 2008 was $58,000, $152,000 and $53,000, respectively.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes information about the options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	22,000	3.95	$4.11	22,000	$4.11
5.59 – 9.43	60,000	6.46	9.11	60,000	9.11
9.44 – 15.60	44,501	8.03	14.33	36,333	14.19
15.61 – 20.48	138,000	9.19	18.76	40,000	19.27
$0.00 - 20.48	264,501	7.94	$14.61	158,333	$12.15

The summary of the status of our unvested stock options as of December 31, 2008 and changes during the year then ended is presented below:

	Unvested Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	41,000	$9.19

Granted	113,000	8.46
Vested	(43,498)	10.20
Forfeited	(4,334)	5.35

Unvested at December 31, 2008	106,168	$8.15

We recognized stock compensation expense from stock options vesting of $376,000, $541,000 and $423,000, respectively, for the years ended December 31, 2006, 2007 and 2008.  The total income tax benefit recognized in the income statement for stock based compensation was $135,000, $184,000 and $148,000, respectively, for the years ended December 31, 2006, 2007 and 2008.  As of December 31, 2008, there was approximately $694,000 of total unrecognized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 1.7 years.  The actual income tax benefit realized for the tax deductions from stock options exercised was approximately $27,000, $112,000, respectively, for the years ended December 31, 2006, 2007, and none for the year ended December 31, 2008.

10.  Commitments

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $125,000, $161,000, and $234,000 to the 401(k) Plan in 2006, 2007 and 2008, respectively.

Rented Facilities

We lease certain of our facilities under operating leases with terms generally ranging from month to month to five years.  Most facility leases contain renewal options.  Remaining future minimum rental payments due under these leases for the years ended December 31 are as follows (in thousands):

2009	$433
2010	357
2011	259
2012	235
2013	168
Thereafter	13
Total	$1,465

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense under such leases was $212,000, $244,000, and $363,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

11.  Segment Information

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

For the Year Ended December 31, 2006

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$38,214	$23,536	$979	$—	$62,729
Operating costs and expenses	29,629	8,944	735	11,290	50,598
Other income/(expense)	—	—	—	(256)	(256
Income before provision for income taxes	$8,585	$14,592	$244	$(11,546)	$11,875

For the Year Ended December 31, 2007

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$41,088	$30,437	$964	$—	$72,489
Operating costs and expenses	28,124	12,382	600	12,794	53,900
Other income/(expense)	—	—	—	144	144
Income before provision for income taxes	$12,964	$18,055	$364	$(12,650)	$18,733

For the Year Ended December 31, 2008

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$41,380	$42,864	$1,092	$—	$85,336
Operating costs and expenses	28,052	16,193	749	15,767	60,761
Other income/(expense)	—	—	—	(355)	(355)
Income before provision for income taxes	$13,328	$26,671	$343	$(16,122)	$24,220

12.  Quarterly Financial Data (in thousands, except per share data) - Unaudited

2006	Q1	Q2	Q3	Q4	Total
Total revenue	$13,578	$15,458	$17,130	$16,563	$62,729
Operating income	3,053	1,912	3,690	3,476	12,131
Net income applicable to common shares	1,696	1,208	2,364	2,320	7,588
Net income per share - Basic	0.18	0.10	0.20	0.19	0.67
Net income per share - Diluted	0.17	0.10	0.20	0.19	0.66

2007	Q1	Q2	Q3	Q4	Total
Total revenue	$16,712	$17,624	$18,651	$19,502	$72,489
Operating income	4,203	4,134	5,232	5,020	18,589
Net income applicable to common shares	2,681	2,646	3,337	3,614	12,278
Net income per share - Basic	0.22	0.22	0.28	0.30	1.02
Net income per share - Diluted	0.22	0.22	0.28	0.30	1.01

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008	Q1	Q2	Q3	Q4	Total
Total revenue	$18,933	$19,478	$24,946	$21,979	$85,336
Operating income	5,453	5,145	7,448	6,529	24,575
Net income applicable to common shares	3,517	3,333	4,811	3,932	15,593
Net income per share - Basic	0.29	0.28	0.40	0.33	1.29
Net income per share - Diluted	0.29	0.27	0.40	0.33	1.28

13. Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our consolidated financial position, results of operations or cash flow.  Except as discussed below, we are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any other threatened litigation.

On February 21, 2008, we received notice of a lawsuit filed against us on January 28, 2008 in Montmorency County, Michigan, 26th Circuit Court, Case No. 08-0001901-NZ, styled Dyanna Louise Williams, Plaintiff, v Natural Gas Services Group, Inc. and Great Lakes Compression, Defendants.  In this lawsuit, plaintiff alleges breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks damages in the amount of $100,000 for lost insurance benefits and an unspecified amount of exemplary damages. As the basis for her claims, plaintiff generally alleges that she is the third party beneficiary of a life insurance policy obtained by her deceased ex-husband through Natural Gas Services Group's insurance program, and that as a result of Natural Gas Service Group's negligence and failure to use due care in processing an application for life insurance prior to her ex-husband's death, she was denied $100,000 of life insurance proceeds. Plaintiff now seeks to recover $100,000 from Natural Gas Services Group, plus an unspecified amount of exemplary damages.  On January 21, 2009, we received the Order and Judgment from the Court granting our Motion for Summary Judgment and dismissing the Williams suit with prejudice.  This means that all claims are dismissed and may not be reasserted.  We have not established a reserve with respect to plaintiff’s claims.

********

INDEX TO EXHIBITS

(a)           Exhibits

Exhibit No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K Report filed with the SEC on August 30, 2005)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

10.9
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

10.11
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.12	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.13	Revolving Line of Credit Promissory Note issued to Western National Bank.

Exhibit No.	Description

10.14
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

*10.15
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD (as landlord) and Natural Gas Services Group, Inc. (as tenant) in connection with the lease of the Company’s principal offices in Midland, Texas.

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