Form 10-Q
period 2009-03-31
NATURAL GAS SERVICES GROUP INC
filed 2009-05-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $.01 par value	12,093,833

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	March 31,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,149	$2,741
Short-term investments	2,300	—
Trade accounts receivable, net of doubtful accounts of $177 and $221, respectively	11,321	10,321
Inventory, net of allowance for obsolescence of $500 and $150, respectively	31,931	29,496
Prepaid income taxes	244	243
Prepaid expenses and other	87	195
Total current assets	47,032	42,996

Rental equipment, net of accumulated depreciation of $24,624 and $26,923, respectively	111,967	115,044
Property and equipment, net of accumulated depreciation of $6,065 and $6,367, respectively	8,973	8,709
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,198 and $1,524, respectively	3,020	2,946
Other assets	19	19
Total assets	$181,050	$179,753

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Accounts payable	8,410	2,627
Accrued liabilities	3,987	3,119
Current income tax liability	110	171
Deferred income	38	142
Total current liabilities	15,923	9,437

Long term debt, less current portion	6,194	5,350
Line of credit	7,000	7,000
Deferred income tax payable	21,042	23,034
Other long term liabilities	441	564
Total liabilities	50,600	45,385

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,094 and 12,094 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,937	84,058
Retained earnings	46,392	50,189
Total stockholders' equity	130,450	134,368
Total liabilities and stockholders' equity	$181,050	$179,753

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended March 31,
	2008	2009
Revenue:
Sales, net	$9,626	$6,929
Rental income	9,010	12,788
Service and maintenance income	297	308
Total revenue	18,933	20,025

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	6,393	4,529
Cost of rentals, exclusive of depreciation stated separately below	3,404	4,689
Cost of service and maintenance, exclusive of depreciation stated separately below	208	215
Selling, general, and administrative expense	1,350	1,577
Depreciation and amortization	2,125	2,958
Total operating costs and expenses	13,480	13,968

Operating income	5,453	6,057

Other income (expense):
Interest expense	(241)	(160)
Other income (expense)	233	(47)
Total other income (expense)	(8)	(207)

Income before provision for income taxes	5,445	5,850

Provision for income taxes	(1,928)	(2,053)

Net income	$3,517	$3,797

Earnings per share:
Basic	$0.29	$0.31
Diluted	$0.29	$0.31
Weighted average shares outstanding:
Basic	12,085	12,094
Diluted	12,144	12,094

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,517	$3,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,125	2,958
Deferred taxes	5,312	2,053
Employee stock options expense	95	121
Loss on disposal of assets	—	4
Changes in current assets and liabilities:
Trade accounts receivables, net	1,196	1,000
Inventory, net	(3,721)	2,540
Prepaid income taxes and prepaid expenses	438	(107)
Accounts payable and accrued liabilities	1,732	(6,651)
Current income tax liability	(3,468)	—
Deferred income	796	104
Other	18	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,040	5,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,064)	(5,824)
Purchase of short-term investments	(187)	—
Redemption of short-term investments	4,500	2,300
Proceeds from sale of property and equipment	—	19
NET CASH USED IN INVESTING ACTIVITIES	(3,751)	(3,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	500	—
Proceeds from other long-term liabilities, net	—	123
Repayments of long-term debt	(1,845)	(845)
Repayments of line of credit	(1,100)	—
Proceeds from exercise of stock options	22	—
NET CASH USED IN FINANCING ACTIVITIES	(2,423)	(722)

NET CHANGE IN CASH	1,866	1,592

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245	1,149
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,111	$2,741
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$290	$164
Income taxes paid	$84	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2009 and the results of our operations for the three month periods ended March 31, 2008 and 2009 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed consolidated financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2009 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Recently Issued Accounting Pronouncements

 On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on our consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of SFAS 160 had no impact on our consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations (SFAS 141R), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, this Statement requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  The adoption of SFAS No. 141(R) had no impact on our consolidated financial statements.

(2) Stock-Based Compensation

A summary of option activity under our 1998 Stock Option plan for the three month period ended March 31, 2009 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	264,501	$14.61	7.94	$	*

Granted	107,433	8.45	—		—
Exercised	—	—	—		—
Forfeited or expired	—	—	—		—

Outstanding, March 31, 2009	371,934	$12.83	8.19	$	*

Exercisable, March 31, 2009	175,416	$12.66	6.97	$	*

*  Market price as of December 31, 2008 and March 31, 2009 exceeded the weighted average exercise price, and as such, resulted in the aggregate intrinsic value being negative or “out-of-the-money”.

We granted 30,000 options to an officer on January 28, 2009 at an exercise price of $9.95 with a three year vesting period.  We granted 62,433 options to employees and officers on March 17, 2009 at an exercise price of $7.84 with a one year vesting period.  We granted 15,000 options to the non executive members of the board of directors on March 18, 2009 at an exercise price of $8.00 vesting through December 2009.

No options were exercised during the three months ended March 31, 2009.

The following table summarizes information about the options outstanding at March 31, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	22,000	3.70	$4.11	22,000	$4.11

5.59 – 9.43	137,433	8.32	8.41	63,750	9.05

9.44 – 15.60	74,501	8.60	12.57	36,333	14.19

15.61 – 20.48	138,000	8.93	18.76	53,333	19.47

$0.00 – 20.48	371,934	8.19	$12.83	175,416	$12.66

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The summary of the status of the our unvested stock options as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below.
Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	106,168	$8.15

Granted	107,433	5.03
Vested	17,083	8.81
Forfeited	—	—

Unvested at March 31, 2009	196,518	$6.39

As of March 31, 2009, there was approximately $1.1 million of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.37 years.  Total compensation expense for stock options was $95,000 and $121,000 for the three months ended March 31, 2008 and 2009, respectively.  An income tax benefit was recognized from the exercise of stock options of approximately $3,000 for the three months ended March 31, 2008.

 (3) Inventory

During three months ended March 31, 2009 we disposed of approximately $485,000 of obsolete inventory and added approximately $136,000 to our allowance.  Inventory, net of allowance for obsolescence of $500,000 at December 31, 2008 and $150,000 at March 31, 2009 consisted of the following amounts:

	December 31,	March 31,
	2008	2009
	(in thousands)	(in thousands)

Raw materials	$26,124	$25,652
Finished goods	2,417	1,846
Work in process	3,390	1,998
	$31,931	$29,496

(4) Credit Facility

Revolving Line of Credit Facility.  As of March 31, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $7.0 million outstanding as of March 31, 2009 on this revolving line of credit facility, and the interest rate was 4.00%.

           $16.9 Million Multiple Advance Term Loan Facility.  As of March 31, 2009 this term loan facility had a principal balance of $8.7 million, and the interest rate was 4.00%..

As of March 31, 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

As of March 31, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2009 was $289,000.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three months ended March 31,
	2008	2009
Numerator:
Net income	$3,517	$3,797
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,085	12,094

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,085	12,094
Dilutive effect of stock options	59	—
Diluted weighted average shares	12,144	12,094

Earnings per common share:
Basic	$0.29	$0.31
Diluted	$0.29	$0.31

A total of 175,416 stock options were excluded from diluted weighted average shares as their effect would be antidilutive.

(6) Segment Information

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
For the three months ended March 31, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$6,929	$12,788	$308	$—	$20,025
Operating costs and expenses	4,529	4,689	215	4,535	13,968
Other income/(expense)	—	—	—	(207)	(207)
Income before provision for income taxes	$2,400	$8,099	$93	$(4,742)	$5,850

For the three months ended March 31, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$9,626	$9,010	$297	$—	$18,933
Operating costs and expenses	6,393	3,404	208	3,475	13,480
Other income/(expense)	—	—	—	(8)	(8)
Income before provision for income taxes	$3,233	$5,606	$89	$(3,483)	$5,445

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)  Legal Proceedings

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

NATURAL GAS SERVICES GROUP, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2009, we had 1,447 natural gas compressors totaling 183,776 horsepower rented to 111 third parties compared to 1,277 natural gas compressors totaling 152,261 horsepower rented to 106 third parties at March 31, 2008.

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

Demand for our products and services was strong throughout previous years but began to decline in the first quarter of 2009 and will most likely continue to decline for the remainder of the year due to lower oil and natural gas prices and decreased demand for natural gas.  However, we believe the long-term trend in our markets is favorable.

NATURAL GAS SERVICES GROUP, INC.

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

Results of Operations

Three months ended March 31, 2008, compared to the three months ended March 31, 2009.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended March 31, 2008 and March 31, 2009.

	Revenue
	(in thousands)
	Three months ended March 31,
	2008		2009
Sales	$9,626	51%	$6,929	35%
Rental	9,010	47%	12,788	64%
Service and Maintenance	297	2%	308	1%
Total	$18,933		$20,025

Total revenue increased from $18.9 million to $20.0 million, or 5.8%, for the three months ended March 31, 2009, compared to the same period ended March 31, 2008. This was mainly the result of increased rental revenue offset by decreased sales revenue.  Sales revenue decreased 28.0%, rental revenue increased 41.9%, and service and maintenance revenue increased 3.7%.

Sales revenue decreased from $9.6 million to $6.9 million, or 28.0%, for the three months ended March 31, 2009, compared to the same period ended March 31, 2008.  This decrease is the result of lower demand for our products due to industry declines in capital expenditures in the fourth quarter of 2008 and the first quarter of 2009 which resulted in fewer compressor unit sales to third parties from our Tulsa and Michigan operations.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts, and (4) compressor rebuilds.

Rental revenue increased from $9.0 million to $12.8 million, or 41.9%, for the three months ended March 31, 2009, compared to the same period ended March 31, 2008.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,769 compressor packages in its rental fleet, up from 1,422 units at March 31, 2008.  The rental fleet had a utilization of 81.8% as of March 31, 2009 compared to 89.8% utilization as of March 31, 2008. This utilization decrease partially resulted from units being returned by a major customer that performed a routine yearly evaluation of compressor needs.  Additionally, the demand for smaller horsepower units has slowed due to the decline of natural gas commodity prices.

The overall operating margin percentage increased to 30.3% for the three months ended March 31, 2009, from 28.8% for the same period ended March 31, 2008. This is mainly the result of higher margins received in our rental segment.  The overall margin is affected by the product mix between rental and sales, and since our rental margin is higher and rentals increased during the period, the overall margin moved higher.

Selling, general, and administrative expense increased from $1.4 million to $1.6 million or 16.8% for the three months ended March 31, 2009 as compared to the same period ended March 31, 2008.  This increase is mainly due to an increase in sales commissions on rental equipment.

Depreciation and amortization expense increased from $2.1 million to $3.0 million or 39.2% for the three months ended March 31, 2009, compared to the same period ended March 31, 2008.  This increase was the result of 347 new gas compressor rental units being added to the rental fleet from March 31, 2008 to March 31, 2009, thus increasing the depreciable base.

NATURAL GAS SERVICES GROUP, INC.

Other income, net of other expense, decreased $280,000 for the three months ended March 31, 2009, compared to the same period ended March 31, 2008. This decrease is mainly the result of decreased balances in our short-term investments generating less interest income.

Interest expense decreased 33.6% for the three months ended March 31, 2009, compared to the same period ended March 31, 2008, mainly due to decreased principal balances owed under our bank loan facility and a reduction in our interest rate on our term loan and bank line of credit.

Provision for income tax increased from $1.9 million to $2.1 million, or 6.5%, and is the result of the increase in taxable income.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in the Company's Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on our consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of SFAS 160 had no impact on our consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combination (SFAS 141R), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, this statement requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement.  The adoption of SFAS No. 141(R) had no impact on our consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2008 and March 31, 2009 are set forth below.

	December 31,	March 31,
	2008	2009
	(in thousands)	(in thousands)

Current Assets:
Cash and cash equivalents	$1,149	$2,741
Short-term investments	2,300	—
Trade accounts receivable, net	11,321	10,321
Inventory, net	31,931	29,496
Prepaid income taxes	244	243
Prepaid expenses and other	87	195
Total current assets	47,032	42,996

Current Liabilities:
Current portion of long-term debt	3,378	3,378
Accounts payable	8,410	2,627
Accrued liabilities	3,987	3,119
Current portion of tax liability	110	171
Deferred income	38	142
Total current liabilities	15,923	9,437

Total working capital	$31,109	$33,559

       Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2009, we invested $5.8 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and cash on hand. In addition, we have repaid $845,000 of our existing debt.

Cash flows

At March 31, 2009, we had cash and cash equivalents of $2.7 million compared to $1.1 million at December 31, 2008. We had working capital of $33.6 million at March 31, 2009 compared to $31.1 million at December 31, 2008. At March 31, 2009, our total debt was $16.3 million of which $3.4 million was classified as current compared to $17.0 million and $3.4 million, respectively at December 31, 2008. We had positive net cash flow from operating activities of $5.8 million during the first three months of 2009 compared to $8.0 million for the first three months of 2008.  The decrease was primarily from a decrease in accounts payable and accrued liabilities of $6.7 million offset by net income of $3.8 million and a decrease in inventory and work in progress of $2.5 million during the three months ended March 31, 2009.

Accounts receivable decreased $1.0 million to $10.3 million at March 31, 2009 as compared to $11.3 million at December 31, 2008.  This decrease largely reflects the timing of collections and a slowdown in compressor unit sales during the first three months of 2009.

Inventory decreased $2.4 million to $29.5 million as of March 31, 2009 as compared to $31.9 million as of the year ended December 31, 2008. This decrease is mainly the result of our decreased manufacturing activity.

Long-term debt decreased $700,000 to $16.3 million at March 31, 2009, compared to $17.0 million at December 31, 2008. This decrease is mainly the result of the normal debt amortization.  The current portion of long-term debt remained flat at $3.4 million at March 31, 2009 compared to December 31, 2008.

NATURAL GAS SERVICES GROUP, INC.

Recession strategy

For fiscal year 2009, our overall plan during the downturn in the economy is to reduce expenses in line with the lower anticipated activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and reduce bank borrowing.  Capital expenditures for the year ended December 31, 2009 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2009.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.  We currently have a $40 million dollar bank line of credit with an available balance of $33 million.

Senior Bank Borrowings

Revolving Line of Credit Facility.  As of March 31, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $7.0 million outstanding as of March 31, 2009 on this revolving line of credit facility, and the interest rate on that date was 4.00%.

$16.9 Million Multiple Advance Term Loan Facility. As of March 31, 2009 this term loan facility had a principal balance of $8.7 million, and the interest rate on that date was 4.00%.

As of March 31, 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

As of March 31, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2009 was $289,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2009(1)	2010	2011	2012	2013	Thereafter	Total
Term loan facility (secured)	$2,534	$3,378	$2,816	$—	$—	$—	$8,728
Interest on term loan facility(2)	228	186	52	—	—	—	466
Line of credit (secured)	—	7,000	—	—	—	—	7,000
Interest on line of credit(3)	210	93	—	—	—	—	303
Purchase obligations	953	956	956	956	814	—	4,635
Other long term debt	—	—	—	—	—	564	564
Facilities and office leases	326	351	252	227	161	10	1,327
Total	$4,251	$11,964	$4,076	$1,183	$975	$574	$23,023
____________________________________
(1)	For the nine months remaining in 2009.
(2)	Assumes an interest rate of 4.00%.
(3)	Assumes an interest rate of 4.00%.

NATURAL GAS SERVICES GROUP, INC.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2009, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2009 was $289,000.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause NGS’s actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and gas prices which could cause a decline in the demand for NGS’s products and services; and new governmental safety, health and environmental regulations which could require NGS to make significant capital expenditures. The forward-looking statements included in this press release are only made as of the date of this press release, and NGS undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of March 31, 2009 and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by customers. Our ability to collect on sales to our customers is dependent on the liquidity of our customer base. To manage customer credit risk, we monitor credit ratings of customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2% (but never lower than 4% or higher than 8.75%) for our term loan facility and Prime Rate less 1/4% (but never lower than 4% or higher than 8.75%) for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of March 31, 2009, we were not using any derivatives to manage interest rate risk.

NATURAL GAS SERVICES GROUP, INC.

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer and Treasurer, of the effectiveness of the design and of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer and Treasurer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by us in the reports filed or submitted  by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

(b)           Changes in Internal Controls.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the risk associated with our company and industry.

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

10.2
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2004)

10.3
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.4	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.5	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.7
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

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

* Filed herewith.

NATURAL GAS SERVICES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/Stephen C. Taylor	/s/ Earl R. Wait
Stephen C. Taylor	Earl R. Wait
President and Chief Executive Officer	Principal Accounting Officer and Treasurer

May 8, 2009

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

10.2
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2004)

10.3
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.4	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.5	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.7
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

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