Form 10-Q
period 2009-06-30
NATURAL GAS SERVICES GROUP INC
filed 2009-08-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, $.01 par value	12,096,833

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	June 30,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,149	$11,687
Short-term investments	2,300	—
Trade accounts receivable, net of doubtful accounts of $177 and $293, respectively	11,321	5,799
Inventory, net of allowance for obsolescence of $500 and $254, respectively	31,931	27,445
Prepaid income taxes	244	801
Prepaid expenses and other	87	231
Total current assets	47,032	45,963

Rental equipment, net of accumulated depreciation of $24,624 and $29,310, respectively	111,967	113,723
Property and equipment, net of accumulated depreciation of $6,065 and $6,400, respectively	8,973	8,303
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,198 and $1,347, respectively	3,020	2,871
Other assets	19	19
Total assets	$181,050	$180,918

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Accounts payable	8,410	1,189
Accrued liabilities	3,987	1,925
Current income tax liability	110	99
Deferred income	38	281
Total current liabilities	15,923	6,872

Long term debt, less current portion	6,194	4,505
Line of credit	7,000	7,000
Deferred income tax payable	21,042	24,552
Other long term liabilities	441	562
Total liabilities	50,600	43,491

Commitments & Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,094 and 12,097 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,937	84,245
Retained earnings	46,392	53,061
Total stockholders' equity	130,450	137,427
Total liabilities and stockholders' equity	$181,050	$180,918

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenue:
Sales, net	$9,159	$4,599	$18,785	$11,528
Rental income	10,095	11,969	19,105	24,757
Service and maintenance income	224	189	521	497
Total revenue	19,478	16,757	38,411	36,782

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	6,238	3,253	12,631	7,782
Cost of rentals, exclusive of depreciation stated separately below	4,094	4,152	7,498	8,841
Cost of service and maintenance, exclusive of depreciation stated separately below	152	132	360	347
Selling, general, and administrative expense	1,485	1,654	2,835	3,231
Depreciation and amortization	2,364	2,935	4,489	5,893
Total operating costs and expenses	14,333	12,126	27,813	26,094

Operating income	5,145	4,631	10,598	10,688

Other income (expense):
Interest expense	(193)	(154)	(434)	(314)
Other income (expense)	141	(59)	374	(106)
Total other income (expense)	(52)	(213)	(60)	(420)

Income before provision for income taxes	5,093	4,418	10,538	10,268

Provision for income taxes	1,760	1,546	3,688	3,599

Net income	$3,333	2,872	$6,850	$6,669

Earnings per share:
Basic	$0.28	$0.24	$0.57	$0.55
Diluted	$0.27	$0.24	$0.56	$0.55
Weighted average shares outstanding:
Basic	12,088	12,095	12,087	12,094
Diluted	12,152	12,099	12,150	12,102

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Six months ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,850	$6,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,489	5,893
Deferred taxes	3,688	3,599
Employee stock options expense	181	299
Gain on disposal of assets	(14)	(44)
Changes in current assets and liabilities:
Trade accounts receivables, net	798	5,522
Inventory, net	(9,332)	4,800
Prepaid income taxes and prepaid expenses	558	(701)
Accounts payable and accrued liabilities	4,682	(9,283)
Current income tax liability	(220)	(100)
Deferred income	1,670	243
Other	18	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,368	16,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,897)	(7,235)
Purchase of short-term investments	(294)	—
Redemption of short-term investments	12,528	2,300
Proceeds from sale of property and equipment	35	135
NET CASH USED IN INVESTING ACTIVITIES	(9,628)	(4,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	500	—
Proceeds from other long-term liabilities, net	150	121
Repayments of long-term debt	(2,689)	(1,689)
Repayments of line of credit	(1,100)	—
Proceeds from exercise of stock options	44	9
NET CASH USED IN FINANCING ACTIVITIES	(3,095)	(1,559)

NET CHANGE IN CASH	645	10,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245	1,149
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$890	$11,687
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$477	$322
Income taxes paid	$220	$658

See accompanying notes to these unaudited condensed financial statements.

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements present the condensed results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2009 and the results of our operations for the three and six month periods ended June 30, 2008 and 2009 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month period’s ending June 30, 2009 is not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Fair Value of Financial Instruments

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), and the related effective interpretations for both financial and non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our unaudited condensed consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Pursuant to SFAS 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 10, 2009, the day the financial statements were issued.

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS 165 for the quarter ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

(2) Stock-Based Compensation

A summary of option activity under our 1998 Stock Option plan for the six month period ended June 30, 2009 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	264,501	$14.61	7.94	$		*

Granted	107,433	8.45	—		—
Exercised	(3,000)	3.25	—		—
Forfeited or expired	—	—	—		—

Outstanding, June 30, 2009	368,934	$12.91	8.13		$145

Exercisable, June 30, 2009	176,166	$12.72	6.85		$102

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

The following table summarizes information about the stock options outstanding at June 30, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	19,000	3.56	$4.24	19,000	$4.24

5.59 – 9.43	137,433	8.08	8.41	67,500	8.99

9.44 – 15.60	74,501	8.36	12.57	36,333	14.19

15.61 – 20.48	138,000	8.68	18.76	53,333	19.47

$0.00 – 20.48	368,934	8.13	$12.91	176,166	$12.72

The summary of the status of the our unvested stock options as of June 30, 2009 and changes during the six months ended June 30, 2009 is presented below.
Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	106,168	$8.19

Granted	107,433	4.78
Vested	(20,833)	8.00
Forfeited	—	—

Unvested at June 30, 2009	192,768	$6.29

As of June 30, 2009, there was $908,000 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.25 years.  Total compensation expense for stock options was $181,000 and $299,000 for the six months ended June 30, 2008 and 2009, respectively.  An income tax benefit was recognized from the exercise of stock options of approximately $12,000 for the six months ended June 30, 2008 and 2009.

On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to our 1998 Stock Option Plan (the “Plan”) to add an additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.

Also on June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.

(3) Inventory

During six months ended June 30, 2009, we disposed of approximately $527,000 of obsolete inventory and added approximately $281,000 to our allowance.  Inventory, net of allowance for obsolescence of $500,000 at December 31, 2008 and $254,000 at June 30, 2009 consisted of the following amounts:
	December 31,	June 30,
	2008	2009
	(in thousands)	(in thousands)

Raw materials	$26,124	$23,814
Finished goods	2,417	1,722
Work in process	3,390	1,909
	$31,931	$27,445
(4) Credit Facility

Revolving Line of Credit Facility.  As of June 30, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $7.0 million outstanding as of June 30, 2009 on this revolving line of credit facility, and the interest rate was 4.00%.

$16.9 Million Multiple Advance Term Loan Facility.  As of June 30, 2009 this term loan facility had a principal balance of $7.9 million, and the interest rate was 4.00%.

As of June 30, 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

(5) Other Long-term Liabilities

As of June 30, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2009 was $287,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended June 30, (in thousands, except per share data)		Six months Ended June 30, (in thousands, except per share data)
	2008	2009	2008	2009
Numerator:
Net income	$3,333	2,872	6,850	6,669
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,088	12,095	12,087	12,094

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,088	12,095	12,087	12,094
Dilutive effect of stock options and warrants	64	4	63	8
Diluted weighted average shares	12,152	12,099	12,150	12,102

Earnings per common share:
Basic	$0.28	$0.24	$0.57	$0.55
Diluted	$0.27	$0.24	$0.56	$0.55

A total of 182,501 stock options were excluded from diluted weighted average shares as their effect would be antidilutive.

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

For the three months ended June 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$4,599	$11,969	$189	$—	$16,757
Operating costs and expenses	3,253	4,152	132	4,589	12,126
Other income/(expense)	—	—	—	(213)	(213)
Income before provision for income taxes	$1,346	$7,817	$57	$(4,802)	$4,418

For the three months ended June 30, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$9,159	$10,095	$224	$—	$19,478
Operating costs and expenses	6,238	4,094	152	3,849	14,333
Other income/(expense)	—	—	—	(52)	(52)
Income before provision for income taxes	$2,921	$6,001	$72	$(3,901)	$5,093

For the six months ended June 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$11,528	$24,757	$497	$—	$36,782
Operating costs and expenses	7,782	8,841	347	9,124	26,094
Other income/(expense)	—	—	—	(420)	(420)
Income before provision for income taxes	$3,746	$15,916	$150	$(9,544)	$10,268
*Segment Assets	$—	$—	$—	$180,918	$180,918

For the six months ended June 30, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$18,785	$19,105	$521	$—	$38,411
Operating costs and expenses	12,631	7,498	360	7,324	27,813
Other income/(expense)	—	—	—	(60)	(60)
Income before provision for income taxes	$6,154	$11,607	$161	$(7,384)	$10,538
*Segment Assets	$—	$—	$—	$163,687	$163,687
* Management does not track assets by segment

(8)  Legal Proceedings

From time to time, we are a party to various other legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.  We are not currently a party to any material legal proceedings and we are not aware of any other threatened litigation.

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2009, we had 1,345 natural gas compressors totaling 168,381 horsepower rented to 99 third parties compared to 1,388 natural gas compressors totaling 168,355 horsepower rented to 108 third parties at June 30, 2008.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves the purchase by us of engines, compressors, coolers and other components, and then assembling these components on skids for delivery to customer locations. The major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a two to three month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

Results of Operations

Three months ended June 30, 2008, compared to the three months ended June 30, 2009.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended June 30, 2008 and June 30, 2009.

	Revenue
	(in thousands)
	Three months ended June 30,
	2008		2009
Sales	$9,159	47%	$4,599	27%
Rental	10,095	52%	11,969	72%
Service and Maintenance	224	1%	189	1%
Total	$19,478		$16,757

Total revenue decreased from $19.5 million to $16.8 million, or 14.0%, for the three months ended June 30, 2009, compared to the same period ended June 30, 2008. This was mainly the result of increased rental revenue offset by decreased sales revenue.  Sales revenue decreased 49.8%, rental revenue increased 18.6%, and service and maintenance revenue decreased 15.6%.

Sales revenue decreased from $9.2 million to $4.6 million, or 49.8%, for the three months ended June 30, 2009, compared to the same period ended June 30, 2008.  This decrease is the result of lower demand for our products due to industry declines in capital expenditures which resulted in fewer compressor unit sales to third parties from our Tulsa and Michigan operations.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts, and (4) compressor rebuilds.

Rental revenue increased from $10.1 million to $12.0 million, or 18.6%, for the three months ended June 30, 2009, compared to the same period ended June 30, 2008.  This increase was the result of additional units added to our rental fleet and rented to third parties.  The company ended the period with 1,771 compressor packages in its rental fleet, up from 1,546 units at June 30, 2008.  The rental fleet had a utilization of 75.9% as of June 30, 2009 compared to 89.8% utilization as of June 30, 2008. This utilization decrease partially resulted from units being returned by a major customer that performed a routine yearly evaluation of compressor needs.  Additionally, the demand for smaller horsepower units has slowed due to the decline of natural gas commodity prices.

The overall operating margin percentage increased to 27.6% for the three months ended June 30, 2009, from 26.4% for the same period ended June 30, 2008. This is mainly the result of higher margins received in our rental segment.  The overall margin is affected by the product mix between rental and sales, and since our rental margin is higher and rentals increased during the period, the overall margin moved higher.

Selling, general, and administrative expense increased from $1.5 million to $1.7 million or 11.4% for the three months ended June 30, 2009 as compared to the same period ended June 30, 2008.  This increase is mainly due to an increase in:  (1) stock option expenses, (2) sales salaries expenses, related to additional salespeople in the Houston since several Oil and Gas Companies are Headquartered there, and (3) additional commission on rentals.

Depreciation and amortization expense increased from $2.4 million to $2.9 million or 24.2% for the three months ended June 30, 2009, compared to the same period ended June 30, 2008.  This increase was the result of new gas compressor rental units being added to the rental fleet from June 30, 2008 to June 30, 2009, thus increasing the depreciable base.

Other income, net of other expense, decreased $200,000 for the three months ended June 30, 2009, compared to the same period ended June 30, 2008. This decrease is mainly the result of decreased balances in our short-term investments generating less interest income.

Interest expense decreased 20.2% for the three months ended June 30, 2009, compared to the same period ended June 30, 2008, mainly due to decreased principal balances owed under our bank loan facility and a reduction in our interest rate on our term loan and bank line of credit.

Provision for income tax decreased from $1.8 million to $1.5 million, or 12.2%, and is the result of the decrease in taxable income.

Six months ended June 30, 2008, compared to the six months ended June 30, 2009.

The table below shows our revenues and percentage of total revenues of each of our segments for the six months ended June 30, 2008 and June 30, 2009.
	Revenue
	(in thousands)
	Six months ended June 30,
	2008		2009
Sales	$18,785	49%	$11,528	32%
Rental	19,105	50%	24,757	67%
Service and Maintenance	521	1%	497	1%
Total	$38,411		$36,782

Total revenue decreased from $38.4 million to $36.8 million, or 4.2%, for the six months ended June 30, 2009, compared to the same period ended June 30, 2008. This was mainly the result of a 38.6% decrease in sales revenue, offset by an increase in rental revenue of 29.6%, and service and maintenance revenue decreased 4.6%.

Sales revenue decreased from $18.8 million to $11.5 million, or 38.6%, for the six months ended June 30, 2009, compared to the same period ended June 30, 2008. This decrease is the result of lower demand for our products due to an industry slowdown which resulted in fewer compressor unit sales to third parties from our Tulsa and Michigan operations.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $19.1 million to $24.8 million, or 29.6%, for the six months ended June 30, 2009, compared to the same period ended June 30, 2008.  This increase was the result of additional units added to our rental fleet and rented to customers.  The company ended the period with 1,771 compressor packages in its rental fleet, up from 1,546 units at June 30, 2008.  The rental fleet has a utilization of 75.9% as of June 30, 2009.

The overall operating margin percentage increased to 29.1% for the six months ended June 30, 2009, from 27.6% for the same period ended June 30, 2008. This is mainly the result of increased margins of our rental fleet activity. The overall margin is also affected by the product mix between rental and sales, since our rental margin is higher and rentals increased, as a percentage of revenue, during the period the overall margin moved higher. Because of the larger margins that we obtain from rentals it is generally our focus to increase our rentals business.

Selling, general, and administrative expense increased from $2.8 million, to $3.2 million, or 14.0%, for the six months ended June 30, 2009, as compared to the same period ended June 30, 2008.  This increase is mainly due to an increase in stock option expenses, and sales salaries expenses and commissions on rental equipment.

Depreciation and amortization expense increased from $4.5 million, to $5.9 million, or 31.3%, for the six months ended June 30, 2009, compared to the same period ended June 30, 2008.  This increase was the result of 225 new gas compressor rental units being added to the rental fleet from June 30, 2008 to June 30, 2009, thus increasing the depreciable base.

Other income net of other expense decreased $480,000 for the six months ended June 30, 2009, compared to the same period ended June 30, 2008. This decrease is mainly the result of decreased balances in our short-term investments.

Interest expense decreased 27.7% for the six months ended June 30, 2009, compared to the same period ended June 30, 2008, mainly due to decreased principal balances owed under our bank loan facility.

Provision for income tax decreased from $3.7 million to $3.6 million, or 2.4%, and is the result of the decrease in taxable income.

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

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS 165 for the quarter ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2008 and June 30, 2009 are set forth below.

	December 31,	June 30,
	2008	2009
	(in thousands)	(in thousands)

Current Assets:
Cash and cash equivalents	$1,149	$11,687
Short-term investments	2,300	—
Trade accounts receivable, net	11,321	5,799
Inventory, net	31,931	27,445
Prepaid income taxes	244	801
Prepaid expenses and other	87	231
Total current assets	47,032	45,963

Current Liabilities:
Current portion of long-term debt	3,378	3,378
Accounts payable	8,410	1,189
Accrued liabilities	3,987	1,925
Current portion of tax liability	110	99
Deferred income	38	281
Total current liabilities	15,923	6,872

Total working capital	$31,109	$39,091

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2009, we invested $7.2 million in equipment for our rental fleet, upgrades in emission control, and service vehicles.  We financed this activity with cash flow from operations and cash on hand. In addition, we have repaid $1.7 million of our existing debt.

Cash flows

At June 30, 2009, we had cash and cash equivalents of $11.7 million compared to $1.1 million at December 31, 2008. We had working capital of $39.1 million at June 30, 2009 compared to $31.1 million at December 31, 2008. At June 30, 2009, our total debt was $14.9 million of which $3.4 million was classified as current compared to $16.6 million and $3.4 million, respectively at December 31, 2008. We had positive net cash flow from operating activities of $16.9 million during the first six months of 2009 compared to $13.4 million for the first six months of 2008.  The cash flow from operations of $16.9 million was primarily the result of the net income of $6.7 million and the non cash items of depreciation and taxes of $9.5 million.

Accounts receivable decreased $5.5 million to $5.8 million at June 30, 2009 as compared to $11.3 million at December 31, 2008.  This decrease largely reflects the timing of collections and a slowdown in compressor unit sales during the first six months of 2009.

Inventory decreased $4.5 million to $27.4 million as of June 30, 2009 as compared to $31.9 million as of the year ended December 31, 2008. This decrease is mainly the result of our decreased manufacturing activity.

Long-term debt decreased $1.7 million to $14.9 million at June 30, 2009, compared to $17.0 million at December 2008. This decrease is mainly the result of the normal debt amortization.  The current portion of long-term debt remained flat at $3.4 million at June 30, 2009 compared to December 31, 2008.

Recession strategy

               For the quarter ended June 30, 2009, our overall plan during the downturn in the economy is to reduce expenses in line with the lower anticipated activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and reduce bank borrowing.  Capital expenditures for the remainder of the year are not to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2009.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.  We currently have a $40 million dollar bank line of credit with an available balance of $33 million.

Senior Bank Borrowings

Revolving Line of Credit Facility.  As of June 30, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $7.0 million outstanding as of June 30, 2009 on this revolving line of credit facility, and the interest rate on that date was 4.00%.

$16.9 Million Multiple Advance Term Loan Facility. As of June 30, 2009 this term loan facility had a principal balance of $7.8 million, and the interest rate on that date was 4.00%.

As of June 30, 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

As of June 30, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2009 was $287,000.

On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to our 1998 Stock Option Plan (the “Plan”) to add an additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.

Also on June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our consolidated results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:
	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2009(1)	2010	2011	2012	2013	Thereafter	Total
Term loan facility (secured)	$1,689	$3,378	$2,816	$—	$—	$—	$7,883
Interest on term loan facility(2)	144	186	52	—	—	—	382
Line of credit (secured)		7,000	—	—	—	—	7,000
Interest on line of credit(3)	140	93	—	—	—	—	233
Purchase obligations	880	956	956	956	814	—	4,562
Other long term debt	—	—	—	—	—	562	562
Facilities and office leases	231	356	257	233	166	17	1,260
Total	$3,084	$11,969	$4,081	$1,189	$980	$579	$21,882
______________________________________

(1)	For the six months remaining in 2009.
(2)	Assumes an interest rate of 4.00%.
(3)	Assumes an interest rate of 4.00%.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2009, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2009 was $287,000.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of June 30, 2009 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2% (but never lower than 4% or higher than 8.75%) for our term loan facility and Prime Rate less 1/4% (but never lower than 4% or higher than 8.75%) for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of June 30, 2009, we were not using any derivatives to manage interest rate risk.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various other legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flow.  Except as discussed herein, we are not currently a party to any legal proceedings and we are not aware of any other threatened litigation.

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the risk associated with our company and industry.

Item 4.     Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on June 16, 2009.  At the meeting, our stockholders voted on four matters: (1) election of two Directors to serve until 2012, (2) approval of the Company’s 2009 Restricted Stock/Unit Plan;(3) amendment to the Company’s 1998 Stock Option Plan to increase the number of shares authorized for issuance thereunder from 550,000 to 750,000 shares of common stock, and (4) ratification of the Audit Committee’s appointment of Hein & Associates LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2009.  Of the 12,093,833 shares of common stock outstanding at the date of the meeting, 10,813,532 shares were represented at the meeting in person or by proxy.

The individuals named below were re-elected to a three-year term ending in 2012:

Nominee	Votes For	Votes Withheld
Alan A. Baker	10,040,492	773,040
William F. Hughes, Jr.	10,043,015	770,517

The Company’s 2009 Restricted Stock/Unit Plan was approved as follows:

Votes For	Votes Against	Abstentions
8,171,190	456,909	14,467

The amendment to the Company’s 1998 Stock Option Plan to increase the number of shares authorized for issuance thereunder from 550,000 to 750,000 shares of common stock was approved as follows:

Votes For	Votes Against	Abstentions
7,638,468	994,457	9,641

The appointment of Hein & Associates LLP, registered independent accountants, as our independent auditors for the fiscal year ended December 31, 2009, was ratified with voting on the proposal as follows:

Votes For	Votes Against	Abstentions
10,438,092	361,158	14,281

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.7
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.8
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.9
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated June, 18 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

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

August 10, 2009

INDEX TO EXHIBITS

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.7
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.8
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.9
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated June, 18 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

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