Form 10-K/A
NATURAL GAS SERVICES GROUP INC
filed 2009-08-27
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes ☐                  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Explanatory Note

This Amendment No. 1 to Form 10-K amends Part II, Item 9A -- Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2008 (the "Annual Report").

The Annual Report was initially filed with the Securities and Exchange Commission ("SEC") on March 9, 2009.  The amendment of the item does not imply that the entirety of this Item has changed. This Amendment No. 1 to Form 10-K/A only revises, amends and restates the specific portion of the Annual Report identified below, and no other information in the Annual Report is amended hereby. Furthermore, neither this amended Form 10-K, nor any other portion of Annual Report, has been updated to reflect other events occurring after the original date of the Annual Report or to modify or update those disclosures affected by subsequent events.  Pursuant to the rules of the SEC, a consent of our registered independent public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Accounting Officer are attached to this Amendment No. 1 to Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 respectively.

Part II

Part II, Item 9A.  Controls and Procedures of our Annual Report is hereby amended to include the following disclosure:

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2008.  Hein & Associates LLP, our registered independent public accounting firm, attested to and issued an attestation report on the effectiveness of internal control over financial reporting.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit Number	Description
23.1	Consent of Hein & Associates LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

NATURAL GAS SERVICES GROUP, INC.

By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chief Executive Officer
August 26, 2009

By:	/s/ Earl R. Wait
Earl R. Wait
Principal Accounting Officer
August 26, 2009

EXHIBITS TO FORM 10-K/A

Exhibit Number	Description
23.1	Consent of Hein & Associates LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.