Form 10-Q
period 2009-09-30
NATURAL GAS SERVICES GROUP INC
filed 2009-11-06
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Stock, $.01 par value	12,096,833

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	September 30,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,149	$17,732
Short-term investments	2,300	—
Trade accounts receivable, net of doubtful accounts of $177 and $331, respectively	11,321	6,292
Inventory, net of allowance for obsolescence of $500 and $234, respectively	31,931	26,650
Prepaid income taxes	244	913
Prepaid expenses and other	87	239
Total current assets	47,032	51,826

Rental equipment, net of accumulated depreciation of $24,624 and $31,639, respectively	111,967	111,543
Property and equipment, net of accumulated depreciation of $6,065 and $6,814, respectively	8,973	7,899
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,198 and $1,422, respectively	3,020	2,796
Other assets	19	19
Total assets	$181,050	$184,122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Line of credit	—	7,011
Accounts payable	8,410	882
Accrued liabilities	3,987	2,144
Current income tax liability	110	577
Deferred income	38	311
Total current liabilities	15,923	14,303

Long term debt, less current portion	6,194	3,661
Line of credit	7,000	—
Deferred income tax payable	21,042	25,403
Other long term liabilities	441	560
Total liabilities	50,600	43,927

Commitments & Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,094 and 12,097 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,937	84,370
Retained earnings	46,392	55,704
Total stockholders' equity	130,450	140,195
Total liabilities and stockholders' equity	$181,050	$184,122

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenue:
Sales, net	$13,239	$5,285	$32,024	$16,813
Rental income	11,414	10,840	30,519	35,597
Service and maintenance income	293	255	814	752
Total revenue	24,946	16,380	63,357	53,162

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	9,038	3,641	21,669	11,423
Cost of rentals, exclusive of depreciation stated separately below	4,106	3,870	11,604	12,711
Cost of service and maintenance, exclusive of depreciation stated separately below	207	174	567	521
Selling, general, and administrative expense	1,539	1,582	4,374	4,813
Depreciation and amortization	2,608	2,902	7,097	8,795
Total operating costs and expenses	17,498	12,169	45,311	38,263

Operating income	7,448	4,211	18,046	14,899

Other income (expense):
Interest expense	(84)	(148)	(518)	(462)
Other income (expense)	21	9	395	(97)
Total other income (expense)	(63)	(139)	(123)	(559)

Income before provision for income taxes	7,385	4,072	17,923	14,340

Provision for income taxes	2,574	1,429	6,262	5,028

Net income	$4,811	2,643	$11,661	$9,312

Earnings per share:
Basic	$0.40	$0.22	$0.96	$0.77
Diluted	$0.40	$0.22	$0.96	$0.77
Weighted average shares outstanding:
Basic	12,091	12,097	12,088	12,095
Diluted	12,144	12,135	12,153	12,127

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Nine months ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,661	$9,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,097	8,795
Deferred taxes	6,262	5,028
Employee stock options expense	294	479
Gain on disposal of assets	(14)	(52)
Changes in current assets and liabilities:
Trade accounts receivables, net	244	5,029
Inventory, net	(8,501)	5,965
Prepaid income taxes and prepaid expenses	554	(821)
Accounts payable and accrued liabilities	3,038	(9,371)
Current income tax liability	(286)	(256)
Deferred income	(30)	273
Other	17	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,336	24,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,943)	(7,847)
Purchase of short-term investments	(320)	—
Redemption of short-term investments	18,981	2,300
Proceeds from sale of property and equipment	35	142
NET CASH USED IN INVESTING ACTIVITIES	(17,247)	(5,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	7,500	500
Proceeds from other long-term liabilities, net	447	119
Repayments of long-term debt	(3,533)	(2,533)
Repayments of line of credit	(1,100)	(489)
Proceeds from exercise of stock options	53	10
NET CASH USED IN FINANCING ACTIVITIES	3,367	(2,393)

NET CHANGE IN CASH	6,456	16,583

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245	1,149
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,701	$17,732
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$480	$414
Income taxes paid	$287	$925

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements present the condensed results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2009 and the results of our operations for the three and nine months ended September 30, 2008 and 2009 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America.  These condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Fair Value of Financial Instruments

We adopted Statement of FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements, and the related effective interpretations for both financial and non-financial assets and liabilities. The adoption of ASC 820 did not have a material impact on our unaudited condensed financial statements. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 6, 2009, the day the financial statements were issued.

Recently Issued Accounting Pronouncements

   In June 2009, Financial Accounting Standards Board (FASB) established, with the effect from July 1, 2009, the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  We adopted the Codification beginning July 1, 2009 and while it impacts the way we refer to accounting pronouncements in our disclosures; it had no affect on our financial position, results of operations or cash flows upon adoption.

   On January 1, 2009, we adopted FASB ASC 810, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (ASC 810). ASC 810 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810-10-65 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of ASC 810-10-65 had no impact on our financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  On January 1, 2009, we adopted FASB ASC 805, Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, ASC 805 requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in ASC 805.  The adoption of ASC 805 had no impact on our financial statements.

   In April 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC 855 for the quarter ending June 30, 2009.  The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

   In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on our financial statements.

(2) Stock-Based Compensation

A summary of option activity under our 1998 Stock Option plan for the nine months ended September 30, 2009 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2008	264,501	$14.61	7.94	$		*

Granted	107,433	8.45	—		—
Exercised	(3,000)	3.25	—		—
Forfeited or expired	—	—	—		—

Outstanding, September 30, 2009	368,934	$12.91	7.88		$1,739

Exercisable, September 30, 2009	201,417	$13.13	6.89		$906

* Market price as of December 31, 2008 exceeded the weighted average exercise price, resulting in the aggregate intrinsic value being negative or “out-of-the-money”.

We granted 30,000 options to an officer on January 28, 2009 at an exercise price of $9.95 with a three year vesting period.  We granted 62,433 options to employees and officers on March 17, 2009 at an exercise price of $7.84 with a one year vesting period.  We granted 15,000 options to the non-executive members of the board of directors on March 18, 2009 at an exercise price of $8.00 vesting quarterly through December 2009.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at September 30, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	19,000	3.31	$4.24	19,000	$4.24

5.59 – 9.43	137,433	7.82	8.41	71,250	8.94

9.44 – 15.60	74,501	8.10	12.57	38,501	14.27

15.61 – 20.48	138,000	8.43	18.76	72,666	18.95

$0.00 – 20.48	368,934	7.88	$12.91	201,417	$13.13

The summary of the status of the our unvested stock options as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	106,168	$8.19

Granted	107,433	4.78
Vested	(46,084)	7.21
Forfeited	—	—

Unvested at September 30, 2009	167,517	$6.25

As of September 30, 2009, there was $728,000 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.17 years.  Total compensation expense for stock options was $294,000 and $479,000 for the nine months ended September 30, 2008 and 2009, respectively.

On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to our 1998 Stock Option Plan (the “Plan”) to add an additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.

Also on June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  We have not made any awards under this plan.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(3) Inventory

As of September 30, 2009 our inventory, net of allowance for obsolescence of $500,000 at December 31, 2008 and $234,000 at September 30, 2009, consisted of the following amounts:
	December 31,	September 30,
	2008	2009
	(in thousands)	(in thousands)

Raw materials	$26,124	$23,011
Finished goods	2,417	1,722
Work in process	3,390	1,917
	$31,931	$26,650

During the nine months ended September 30, 2009, we wrote off $547,000 of obsolete inventory and increased our allowance for obsolete inventory by $281,000.

(4) Credit Facility

Revolving Line of Credit Facility.  As of September 30, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $7.0 million outstanding as of September 30, 2009 on this revolving line of credit facility, and the interest rate was 4.00%.

$16.9 Million Multiple Advance Term Loan Facility.  As of September 30, 2009 this term loan facility had a principal balance of $7.0 million, and the interest rate was 4.00%.

As of September 30, 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

(5) Other Long-term Liabilities

As of September 30, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2009 was $285,000.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended September 30, (in thousands, except per share data)		Nine months Ended September 30, (in thousands, except per share data)
	2008	2009	2008	2009
Numerator:
Net income	$4,811	$2,643	$11,661	$9,312
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,091	12,097	12,088	12,095

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,091	12,097	12,088	12,095
Dilutive effect of stock options and warrants	53	38	65	32
Diluted weighted average shares	12,144	12,135	12,153	12,127

Earnings per common share:
Basic	$0.40	$0.22	$0.96	$0.77
Diluted	$0.40	$0.22	$0.96	$0.77

A total of 170,001 and 182,501 stock options were excluded from diluted weighted average shares for the three and nine months ended September 30, 2009, as their effect would be antidilutive.

(7) Segment Information

FASB ASC 280, Segment Reporting, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in the allocation of resources and the assessment of performance.  Our management identifies segments based upon major revenue sources as shown in the tables below.  However, management does not track assets by segment.

For the three months ended September 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$5,285	$10,840	$255	$—	$16,380
Operating costs and expenses	3,641	3,870	174	4,484	12,169
Other income/(expense)	—	—	—	(139)	(139)
Income before provision for income taxes	$1,644	$6,970	$81	$(4,623)	$4,072

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$13,239	$11,414	$293	$—	$24,946
Operating costs and expenses	9,038	4,106	207	4,147	17,498
Other income/(expense)	—	—	—	(63)	(63)
Income before provision for income taxes	$4,201	$7,308	$86	$(4,210)	$7,385

For the nine months ended September 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$16,813	$35,597	$752	$—	$53,162
Operating costs and expenses	11,423	12,711	521	13,608	38,263
Other income/(expense)	—	—	—	(559)	(559)
Income before provision for income taxes	$5,391	$22,885	$231	$(14,167)	$14,340
*Segment Assets	$—	$—	$—	$184,273	$184,273

For the nine months ended September 30, 2008 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$32,024	$30,519	$814	$—	$63,357
Operating costs and expenses	21,669	11,604	567	11,471	45,311
Other income/(expense)	—	—	—	(123)	(123)
Income before provision for income taxes	$10,355	$18,915	$247	$(11,594)	$17,923
*Segment Assets	$—	$—	$—	$174,332	$174,332
* Management does not track assets by segment

(8)  Legal Proceedings

From time to time, we are a party to various other legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow.  We are not currently a party to any material legal proceedings and we are not aware of any other threatened litigation.

(9) Securities offering

On August 14, 2009 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $150,000,000 of securities, including debt securities, common stock, preferred stock, depository shares, rights to purchase common stock and warrants to purchase any of the foregoing securities.  Upon the SEC declaring the statement effective, we may issue any of the registered securities from time to time in one or more offerings depending on market conditions and our financing needs.

NATURAL GAS SERVICES GROUP, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2009, we had 1,239 natural gas compressors totaling 157,028 horsepower rented to 90 third parties compared to 1,418 natural gas compressors totaling 175,740 horsepower rented to 110 third parties at September 30, 2008.

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

Demand for our products and services was strong throughout previous years but began to decline in the first quarter of 2009 and will most likely continue to decline for the remainder of the year due to lower natural gas prices and decreased demand for natural gas.  However, we believe the long-term trend in our markets is favorable.

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

NATURAL GAS SERVICES GROUP, INC.

Results of Operations

Three months ended September 30, 2008, compared to the three months ended September 30, 2009.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended September 30, 2008 and September 30, 2009.

	Revenue
	(in thousands)
	Three months ended September 30,
	2008		2009
Sales	$13,239	53%	$5,285	32%
Rental	11,414	46%	10,840	66%
Service and Maintenance	293	1%	255	2%
Total	$24,946		$16,380

Total revenue decreased from $24.9 million to $16.3 million, or 34.3%, for the three months ended September 30, 2009, compared to the same period ended September 30, 2008. This was mainly the result of decreased rental revenue and decreased sales revenue.  Sales revenue decreased 60.1%, rental revenue decreased 5.0%, and service and maintenance revenue decreased 13.0%.

Sales revenue decreased from $13.2 million to $5.3 million, or 60.1%, for the three months ended September 30, 2009, compared to the same period ended September 30, 2008.  This decrease is the result of lower demand for our products due to industry declines in capital expenditures which resulted in fewer compressor units sold to third parties from our Tulsa and Michigan operations.  Sales included: (1) compressor unit sales, (2) flare sales, (3) parts, and (4) compressor rebuilds.

Rental revenue decreased from $11.4 million to $10.8 million, or 5.0%, for the three months ended September 30, 2009, compared to the same period ended September 30, 2008.  This decrease is the result of: (1) rental price concessions to our customer and (2) rental units being returned to us because of shut down in gas wells that are not economical to produce with today’s natural gas prices environment. We expect when natural gas pricing increases we will again rent the available units. We ended the quarter  with 1,772 compressor packages in its rental fleet, up from 1,662 units at September 30, 2008.  The rental fleet had a utilization of 69.9% as of September 30, 2009 compared to 85.3% utilization as of September 30, 2008. This utilization decrease is mainly the result of compressor rental units that have been returned by our customers. The units being returned are from whole spectrum of our customer base.  Additionally, the demand for smaller horsepower units has slowed due to the decline of natural gas commodity prices.

The overall operating margin percentage decreased to 25.7% for the three months ended September 30, 2009, from 29.9% for the same period ended September 30, 2008. The lower margin is mainly the result of the decline in total sales which caused SG&A and depreciation, or fixed costs, to become a larger percentage of our total cost increased from 24% to 37% of total revenue.

Selling, general, and administrative expense increased from $1.5 million to $1.6 million or 2.8% for the three months ended September 30, 2009 as compared to the same period ended September 30, 2008.  This increase is mainly due to an increase in stock option expenses and additional sales salaries expenses.

Depreciation and amortization expense increased from $2.6 million to $2.9 million or 11.3% for the three months ended September 30, 2009, compared to the same period ended September 30, 2008.  This increase was the result of new gas compressor rental units being added to the rental fleet from September 30, 2008 to September 30, 2009, thus increasing the depreciable base. We added 110 new compressors to our rental fleet during the twelve month period.

Other income, net of other expense, decreased $11,500 for the three months ended September 30, 2009, compared to the same period ended September 30, 2008. This decrease is mainly the result of a decrease in our cash balances in our short-term investments therefore we had less interest income.

Interest expense increased 76.2% for the three months ended September 30, 2009, compared to the same period ended September 30, 2008, mainly due to increased principal balance owed under our line of credit, offset by a decrease in our bank loan facility and a reduction in our interest rate on our term loan and bank line of credit.  In August 2008 we borrowed $7.0 million on our line of credit and an additional $500,000 in August 2009.

NATURAL GAS SERVICES GROUP, INC.

Provision for income tax decreased from $2.6 million to $1.4 million, or 44.5%, and is the result of the decrease in taxable income.

Nine months ended September 30, 2008, compared to the nine months ended September 30, 2009.

The table below shows our revenues and percentage of total revenues of each of our segments for the nine months ended September 30, 2008 and September 30, 2009.

	Revenue
	(in thousands)
	Nine months ended September 30,
	2008		2009
Sales	$32,024	51%	$16,813	32%
Rental	30,519	48%	35,597	67%
Service and Maintenance	814	1%	752	1%
Total	$63,357		$53,162

Total revenue decreased from $63.4 million to $53.2 million, or 16.1%, for the nine months ended September 30, 2009, compared to the same period ended September 30, 2008. This was mainly the result of a 47.5% decrease in sales revenue and a 7.6% decrease in service and maintenance revenue offset by a 16.6% increase in rental revenue.

Sales revenue decreased from $32.0 million to $16.8 million, or 47.5%, for the nine months ended September 30, 2009, compared to the same period ended September 30, 2008. This decrease is the result of lower demand for our products due to an industry slowdown which resulted in fewer compressor units sold to third parties from our Tulsa and Michigan operations.  Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $30.5 million to $35.6 million, or 16.6%, for the nine months ended September 30, 2009, compared to the same period ended September 30, 2008.  This increase was the result of a revenue increase during the first six months but was offset by price concessions and returned rental during the third quarter. The company ended the period with only 1,239 compressors units rented compared to 1,418 units rented at September 30, 2008.  The rental fleet has a utilization of 69.9% as of September 30, 2009.

The overall operating margin percentage decreased to 28.0% for the nine months ended September 30, 2009, from 28.5% for the same period ended September 30, 2008. The lower margin is mainly the result of the decline in total sales which caused SG&A and depreciation, which is mainly fixed costs, to become a larger percentage of our total cost going from 25% to 36%.  The overall margin is also affected by the product mix between rental and sales.

Selling, general, and administrative expense increased from $4.4 million, to $4.8 million, or 10.0%, for the nine months ended September 30, 2009, as compared to the same period ended September 30, 2008.  This increase is mainly due to an increase in stock option expenses, additional sales salaries expenses and increased commissions on rental equipment.

Depreciation and amortization expense increased from $7.1 million, to $8.8 million, or 23.9%, for the nine months ended September 30, 2009, compared to the same period ended September 30, 2008.  This increase was the result of 110 new gas compressor rental units being added to the rental fleet from September 30, 2008 to September 30, 2009, thus increasing the depreciable base.

Other income net of other expense decreased $492,000 for the nine months ended September 30, 2009, compared to the same period ended September 30, 2008. This decrease is mainly the result of disposal of our short-term investments creating a decrease in interest income.

Interest expense decreased 10.8% for the nine months ended September 30, 2009, compared to the same period ended September 30, 2008, mainly due to the pay down of our term bank loan facility and lower interest rates.

Provision for income tax decreased from $6.3 million to $5.0 million, or 19.7%, and is the result of the decrease in taxable income.

NATURAL GAS SERVICES GROUP, INC.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in the Company's Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) established, with the effect from July 1, 2009, the FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  We adopted the Codification beginning July 1, 2009 and while it impacts the way we refer to accounting pronouncements in our disclosures; it had no affect on our financial position, results of operations or cash flows upon adoption.

On January 1, 2009, we adopted ASC 810, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (ASC 810). ASC 810 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of ASC 810 had no impact on our financial statements.

On January 1, 2009, we adopted ASC 805, Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, ASC 805 requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in ASC 805.  The adoption of ASC 805 had no impact on our financial statements.

In April 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC 855 for the quarter ending June 30, 2009.  The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on our financial statements.

NATURAL GAS SERVICES GROUP, INC.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2008 and September 30, 2009 are set forth below:

	December 31,	September 30,
	2008	2009
	(in thousands)	(in thousands)

Current Assets:
Cash and cash equivalents	$1,149	$17,732
Short-term investments	2,300	—
Trade accounts receivable, net	11,321	6,292
Inventory, net	31,931	26,650
Prepaid income taxes	244	913
Prepaid expenses and other	87	239
Total current assets	47,032	51,826

Current Liabilities:
Current portion of long-term debt	3,378	3,378
Line of credit	—	7,011
Accounts payable	8,410	882
Accrued liabilities	3,987	2,144
Current portion of tax liability	110	577
Deferred income	38	311
Total current liabilities	15,923	14,303

Total working capital	$31,109	$37,523

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from financing were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2009, we invested $7.8 million in equipment for our rental fleet, upgrades in emission control, and service vehicles.  We financed this activity with cash flow from operations and cash on hand. In addition, we have repaid $2.5 million of our existing debt.

Cash flows

At September 30, 2009, we had cash and cash equivalents of $17.7 million compared to $1.1 million at December 31, 2008.  This increase in cash was mainly the result of a decrease in capital expenditures for the first nine months of 2009 compared to the same period in 2008.  This increase was the result of the conversion of $2.3 million of short-term investments into cash, and the reduction of our accounts receivable by approximately $5.0 million.  We had working capital of $37.5 million at September 30, 2009 compared to $31.1 million at December 31, 2008. At September 30, 2009, our total debt was $14.0 million of which $10.4 million was classified as current compared to $16.6 million and $3.4 million, respectively at December 31, 2008. We had positive net cash flow from operating activities of $24.4 million during the first nine months of 2009 compared to $20.3 million for the first nine months of 2008.  The cash flow from operations of $24.4 million was primarily the result of the net income of $9.3 million and the non cash items of depreciation and taxes of $13.8 million.

Accounts receivable decreased $5.0 million to $6.3 million September 30, 2009 compared to $11.3 million at December 31, 2008.  This decrease largely reflects the timing of collections and a slowdown in compressor unit sales during the first nine months of 2009.

Inventory decreased $5.3 million to $26.6 million at September 30, 2009 compared to $31.9 million at December 31, 2008. This decrease is mainly the result of our decreased manufacturing and purchasing activity as backlogged orders are filled.

NATURAL GAS SERVICES GROUP, INC.

Long-term debt decreased $3.0 million to $14.0 million at September 30, 2009, compared to $17.0 million at December 2008. This decrease is mainly the result of the normal debt amortization.  The current portion of long-term debt increased by $7 million due to our line of credit becoming due May 2010 and thereby being reclassified as current.

Recession strategy

For the remainder of  2009 and into first half of 2010 our plan, during the downturn in the economy, is to reduce our capital expenditures in line with the lower anticipated activity and to fabricate rental fleet equipment only in direct response to market requirements, to emphasize marketing our idle gas compressor units and reduce bank borrowing.  Capital expenditures for the remainder of the year are not to exceed our internal cash generating capacity.  We continue to operate our rental unit manufacturing facility on a scaled down basis to keep our core group of people employed. We added 110 units to rental during the first nine months of 2009 compared to 385 in the same period in 2008.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2009 and the first half of 2010.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.  We currently have a $40 million dollar bank line of credit with an available balance of $33 million which includes the $7 million already drawn.

Senior Bank Borrowings

Revolving Line of Credit Facility.  As of September 30, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $7.0 million outstanding as of September 30, 2009 on this revolving line of credit facility, and the interest rate on that date was 4.00%.  All outstanding principal and interest is due on May 1, 2010.

$16.9 Million Multiple Advance Term Loan Facility. As of September 30, 2009 this term loan facility had a principal balance of $7.0 million, and the interest rate on that date was 4.00%. All outstanding principal and interest is due on October 1, 2011.

As of September 30, 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Other

As of September 30, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2009 was $285,000.

On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to our 1998 Stock Option Plan (the “Plan”) to add an additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.

Also on June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  We have not yet made any awards under this plan.

On August 14, 2009 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $150,000,000 of securities, including debt securities, common stock, preferred stock, depository shares, rights to purchase common stock and warrants to purchase any of the foregoing securities.  Upon the SEC declaring the statement effective, we may issue any of the registered securities from time to time in one or more offerings depending on market conditions and our financial needs.

NATURAL GAS SERVICES GROUP, INC.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2009(1)	2010	2011	2012	2013	Thereafter	Total
Term loan facility (secured)	$845	$3,378	$2,816	$—	$—	$—	$7,039
Interest on term loan facility(2)	66	186	52	—	—	—	304
Line of credit (secured)	—	7,011	—	—	—	—	7,011
Interest on line of credit(3)	70	93	—	—	—	—	163
Purchase obligations	880	956	956	956	814	—	4,562
Other long term debt	—	—	—	—	—	560	560
Facilities and office leases	109	356	257	233	166	17	1,138
Total	$1,970	$11,980	$4,081	$1,189	$980	$577	$20,777

(1)	For the three months remaining in 2009.
(2)	Assumes an interest rate of 4.00%.
(3)	Assumes an interest rate of 4.00%.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2009, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2009 was $285,000.

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

NATURAL GAS SERVICES GROUP, INC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk

Our commodity risk exposure is primarily the pricing applicable to natural gas production, and oil to a lesser extent. Realized commodity prices received for such production are primarily driven by the spot prices applicable to natural gas and the prevailing worldwide price for crude oil.  Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of September 30, 2009 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2% (but never lower than 4% or higher than 8.75%) for our term loan facility and Prime Rate less 1/4% (but never lower than 4% or higher than 8.75%) for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of September 30, 2009, we were not using any derivatives to manage interest rate risk.

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

NATURAL GAS SERVICES GROUP, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various other legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow.  Except as discussed herein, we are not currently a party to any legal proceedings and we are not aware of any other threatened litigation.

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the risk associated with our company and industry.

NATURAL GAS SERVICES GROUP, INC.

Item 6.                      Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Note (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.6
 Form of Deposit Agreement, including Form of Depositary Share (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.7
 Form of Warrant Agreement, including Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.8	Form of Unit Agreement (Incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.9	Form of Preferred Stock Certificate (Incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.10
 Form of Certificate of Designation with respect to Preferred Stock (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.11	Rights Agreement, including Form of Rights Certificate (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.7
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.8
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.9
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

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

November 5, 2009

NATURAL GAS SERVICES GROUP, INC.

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Note (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.6
 Form of Deposit Agreement, including Form of Depositary Share (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.7
 Form of Warrant Agreement, including Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.8	Form of Unit Agreement (Incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.9	Form of Preferred Stock Certificate (Incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.10
 Form of Certificate of Designation with respect to Preferred Stock (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.11	Rights Agreement, including Form of Rights Certificate (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

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

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.7
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.8
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.9
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

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