Form 10-K
period 2009-12-31
NATURAL GAS SERVICES GROUP INC
filed 2010-03-04
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2009
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
Yes ☐                  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 1, 2010 was approximately $194,096,335, based on the closing price of the common stock on the same date.

At March 1, 2010, there were 12,100,769 shares of common stock outstanding.

Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 15, 2010.

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

ii

PART I
ITEM 1.                 BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page 6.

The Company

We are a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coal bed methane, gas shale and tight gas), which, according to data from the Energy Information Administration, is the single largest and fastest growing segment of U.S. gas production.  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

The vast majority of our rental operations are in non-conventional natural gas regions, which typically have lower initial reservoir pressures and faster well decline rates.  These areas usually require compression to be installed sooner and with greater frequency.

We were incorporated in Colorado on December 17, 1998.

   Natural gas compressors are used in a number of applications for the production and enhancement of gas wells and in gas transportation lines and processing plants.  Compression equipment is often required to boost a well’s production to economically viable levels and enable gas to continue to flow in the pipeline to its destination.

We increased our revenue to $67.8 million in 2009 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $17.8 million from $1.8 million.  Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 1,776 compressors at December 31, 2009.

    Our revenue decreased from $85.3 million to $67.8 million for the year ended December 31, 2009, compared to the same period ended December 31, 2008.

Net income for the year ended December 31, 2009 decreased 29.4% to $11.0 million ($.91 per diluted share), as compared to $15.6 million ($1.28 per diluted share) for the year ended December 31, 2008.

At December 31, 2009, current assets were $56.2 million, which included $23.0 million of cash.  Current liabilities were $15.9 million, and long-term debt, net of current portion, was $2.8 million.  Our stockholders' equity as of December 31, 2009 was $142.1 million.

We maintain our principal offices at 508 W. Wall St., Suite 550, Midland, Texas 79701 and our telephone number is (432) 262-2700.  Our website is located at http://www.ngsgi.com.  The information on or that can be accessed through our website is not part of this Annual Report on Form 10-K.

Overview and Outlook

The market for compression equipment and services is substantially dependent on the condition of the natural gas industry and, to a lesser extent, the oil industry.  In particular, the willingness of natural gas and oil companies to make capital expenditures on exploration, drilling and production of natural gas and oil in the U.S.  The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous factors, including the level of supply or demand for natural gas and the impact on price of natural gas, worldwide economic activity, interest rates and the cost of capital, environmental regulation, seasonal fluctuations and weather patterns.  Natural gas and oil prices and the level of production activity have historically been characterized by significant volatility.  Increasing oil and gas prices from 2005 through mid-2008 resulted in natural gas and oil operators increasing capital spending for exploration, development and production programs.  However, in mid-2008, natural gas and oil prices began to decline. This decline resulted in reduced production and capital spending by some natural gas and oil companies and may result in additional reductions in capital spending.

The reduction in capital expenditures and production in the natural gas and oil industry, combined with continuing problems in the global economy, led to a downturn in the demand for our products and services in 2009, including reductions in the utilization rate on our rental fleet and in our sales backlog.  See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States declined 2.4% for the twelve months ended November 2009 compared to the same period 2008.  EIA expects total natural gas consumption to increase 0.4 percent in 2010 and another 0.4 percent in 2011.  While we anticipate long-term increased demand for natural gas, we do expect our business to remain flat for 2010.

Long-Term Industry Trends

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

Notwithstanding the current downturn, we believe that there will continue to be a growing demand for natural gas.  We expect long-term demand for our products and services will rise as a result of:

·	the increasing demand for and limited supply of energy, both domestically and abroad;

·	continued non-conventional gas exploration and production;

·	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

·	the cost savings of using natural gas rather than electricity for heat generation;

·	implementation of international environmental and conservation laws;

·	the aging of producing natural gas reserves worldwide; and

·	the extensive supply of undeveloped non-conventional natural gas reserves.

Our Operating Units

   We identify our segments based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.  Please refer to Footnote 11 on page F-16 of the Notes to Financial Statements.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional gas production.  We provide rental of small to medium horsepower compression equipment to customers under contracts typically having minimum initial terms of six to 24 months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs.  As of December 31, 2009, the utilization rate of our rental fleet was 65.3% compared to 84.9% as of December 31, 2008.

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

As of December 31, 2009, we had 1,776 natural gas compressors in our rental fleet totaling approximately 223,694 horsepower, as compared to 1,730 natural gas compressors totaling approximately 217,085 horsepower at December 31, 2008.  As of December 31, 2009, we had 1,159 natural gas compressors totaling approximately 146,512 horsepower rented to 91 third parties, compared to 1,469 natural gas compressors totaling approximately 184,831 horsepower rented to 112 third parties at December 31, 2008.

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

Business Strategy

During the downturn in the economy, our strategy is to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recession Strategy” for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

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

·
Purpose built rental compressors.  Our rental compressor packages have been designed and built to address the primary requirements of our customers in the producing regions in which we operate.  Our units are compact in design and are easy, quick and inexpensive to move, install and start-up.  Our control systems are technically advanced and allow the operator to start and stop our units remotely and/or in accordance with well conditions.  We believe our rental fleet is also one of the newest.

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

Major Customers

   Sales and rental income to Devon Energy Production Inc. and XTO Energy Inc. in the year ended December 31, 2009 amounted to a total of 21% and 21% of revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2008 amounted to 26% and 14% of revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2007 amounted to 40% and 12% of revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2009, 2008 or 2007.  XTO Energy Inc. and Devon Energy Production Inc. amounted to 33% and 11% of our accounts receivable as of December 31, 2009, respectively.  XTO Energy, Inc. and Equipos y Sistemas Dinamicos amounted to 35% and 14%, respectively, of our accounts receivable as of December 31, 2008.  No other customers amounted to more than 10% of our accounts receivable as of December 31, 2008 and 2009.  The loss of either of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2009, we had a sales backlog of approximately $211,000 compared to $18.0 million as of December 31, 2008.  We expect to fulfill the backlog in 2010.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2009, we had 199 total employees.  No employees are represented by a labor union and we believe we have good relations with our employees.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, caterings, fires, and oil spills.  We maintain liability insurance that we believe is customary in the industry and which includes environment cleanup, but excludes product warranty insurance because the majority of components on our compressor unit are covered by the manufacturers.  We also maintain insurance with respect to our facilities.  Based on our historical experience, we believe that our insurance coverage is adequate.  However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses.  In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

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

   We believe that our existing environmental control procedures are adequate and that we are in substantial compliance with environmental laws and regulations, and the phasing in of emission controls and other known regulatory requirements should not have a material adverse affect on our financial condition or operational results.  However, it is possible that future developments, such as new or increasingly strict requirements and environmental laws and enforcement policies there under, could lead to material costs of environmental compliance by us.  While we may be able to pass on the additional cost of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful.  Some risk of environmental liability and other costs are inherent in the nature of our business, however, and there can be no assurance that environmental costs will not rise.

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent a danger to human health and proposed to expand its regulations relating to those emissions.  To the extent that new laws or other governmental actions restrict the energy industry or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, we could be adversely affected.  We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright.  Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements.  We currently own one United States patent covering certain flare system technologies; however, it expired in January 2010.  We do not own any foreign patents.  Although we continue to use the patented technology and consider it useful in certain applications, we do not consider the expired patent to be material to our business as a whole.

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

Glossary of Industry Terms

"coal bed methane" – A natural gas generated during coal formation and provided from coal seams or adjacent sandstones.

"gas shale" – Fine grained rocks where the predominant gas storage mechanism is sorption and gas is stored in volumes that are potentially economic.

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

Risks Associated With Our Industry

Adverse macroeconomic and business conditions may significantly and negatively affect our results of operations.

Continued weak economic conditions in the United States and abroad have, and will likely continue to, substantially affect our revenue and profitability. The domestic and global financial crisis, the associated fluctuating oil and gas prices, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or worsen.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the breadth and duration of the domestic and global financial crisis and the many ways in which it may affect our suppliers, customers and our business in general.  The continuation or further deterioration of these difficult financial and macroeconomic conditions could have a significant adverse effect on our results of operations and cash flows.

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

During 2010, capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, and we do not anticipate that demand exceeding what we can fund with internally generated funds.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2010, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2010, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies. Several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern.  Our $40 million line of credit, which we owe $7.0 million on as of December 31, 2009, expires on May 1, 2010.  All outstanding principal and unpaid interest is due on May 1, 2010.  As of January 2010, we have paid down the line of credit to $ 500,000.   Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

We believe that the lender participating in our current credit facility (or any lender(s) in future credit facilities) has adequate capital and resources; however, we can provide no assurance that these lenders will continue to operate as a going concern in the future. If any of the lenders in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced or eliminated. In the event that the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (1) obtaining commitments from the remaining banks (if any) in the lending group or from new banks to fund increased amounts under the terms of our credit facility, (2) accessing the public capital markets, or (3) delaying certain projects. If it became necessary to access additional capital, any alternatives at the time may be on terms less favorable than under our existing credit facility terms, which could have a material effect on our consolidated financial position, results of operations and cash flows.  If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available to us on acceptable terms, we may be unable take advantage of business opportunities or respond to competitive pressures, either of which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Our current debt level may negatively impact our current and future financial stability.

As of December 31, 2009, we had an aggregate of approximately $13.2 million of outstanding indebtedness, and accounts payable and accrued expenses of approximately $3.7 million.  As a result of our significant indebtedness, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2009, our principal payments for our debt service requirements were approximately $282,000 on a monthly basis; $845,000 on a quarterly basis; and $3.4 million on an annual basis.  It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due.  If this were to occur, we may be forced to:

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

As of December 31, 2009, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area.  In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment.  We cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates.  The inability to timely renew or re-rent a substantial portion of our compressor rental fleet would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

The loss of one or more of our current customers could adversely affect our results of operations.

Our business is dependent not only on securing new customers but also on maintaining current customers.  We had two customers that accounted for approximately 21% each of our revenue for the year ended December 31, 2009, and approximately 26% and 14% of our revenue for the year ended December 31, 2008.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

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

We did not indentify any impairment based on an independent valuation as of June 2006 and internal evaluations in December 2007, 2008 and 2009 of our reporting units with goodwill and other identifiable intangibles.  Future impairment tests could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $13.1 million and $12.8 million as of December 31, 2008 and 2009, respectively.  Our identifiable intangibles are currently amortized at a rate of $299,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statements of income and financial position.

A reduction in demand for oil or natural gas or prices for those commodities and credit markets could adversely affect our business.

   Our results of operations depend upon the level of activity in the energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, our customers’ production from unconventional natural gas sources such as tight sands, shale and coal beds constitute the majority percentage of our business.  Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities and credit markets could have a material adverse effect on our business, financial condition, results of operations.

The erosion of the financial condition of our customers could adversely affect our business.

   Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values have substantially declined in recent months, and the capital markets have been unavailable as a source of financing to these customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in a reduction in our customers’ spending for our products and services in 2010. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future.  These potential sales could include sales of shares of our common stock by our Directors and officers, who beneficially owned approximately 3.8% of the outstanding shares of our common stock as of March 1, 2010.

We currently have on file with the SEC an effective “universal” shelf registration statement on form S-3, which enables us to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice.  Issuances of securities under our shelf registration statement may dilute our existing shareholders.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

ITEM 2.     PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2009:

Location	Status	Square Feet	Uses

Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services

Midland, Texas	Owned	58,000	Compressor fabrication, rental and services

Midland, Texas (1)	Owned	24,600	Compressor fabrication, rental and services

Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services

Midland, Texas	Leased	13,135	Corporate offices

Bloomfield, New Mexico	Leased	4,672	Office and parts and services

Bridgeport, Texas	Leased	4,500	Office and parts and services

Midland, Texas	Owned	4,100	Parts and services

Godley, Texas	Leased	5,000	Parts and services

		221,147

(1)             We currently are not using this facility and have it listed for sale.

   We believe that our properties are generally well maintained and in good condition and adequate for our purposes.

ITEM 3.                 LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our financial position, results of operations or cash flow.  We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any other threatened litigation.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2009.

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

2008

First Quarter	$16.63	$23.35
Second Quarter	22.28	32.56
Third Quarter	15.77	29.70
Fourth Quarter	6.60	16.81

2009

First Quarter	$6.72	$12.60
Second Quarter	9.02	15.91
Third Quarter	10.97	18.01
Fourth Quarter	16.32	19.18

   As of December 31, 2009 in accordance with our transfer agent records, we had 21 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  On March 1, 2010, the last reported sale price of our common stock as reported by the New York Stock Exchange was $16.04 per share.

   The following graph shows a five year comparison of the cumulative total stockholder return on Natural Gas Services Group common stock as compared to the cumulative total return of two other indexes:  a custom composite index of the Oilfield Service Index (the “OSX”) and the Standard & Poor’s 500 Composite Stock Price Index.  These comparisons assume an initial investment of $100 and the reinvestment of dividends.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2009:
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders:
1998 Stock Option Plan	162,667	(1)	$14.10	324,190
2009 Restricted Stock / Unit Plan	─		─	300,000	(3)

Equity compensation plans not approved by security holders	45,000	(2)	$9.22

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.
(2)
Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his employment agreement.

(3)	No securities had been issued or granted under the 2009 Restricted Stock/Unit Plan as of December 31, 2009.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the fourth quarter of the fiscal year ended December 31, 2009.

Sale of Unregistered Securities

   We made no sales of unregistered securities during the year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2009.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$49,311	$62,729	$72,489	$85,336	$67,796
Costs of revenue, exclusive of depreciation shown separately below	31,338	39,308	41,106	44,994	32,157
Gross margin(1)	17,973	23,421	31,383	40,342	35,639
Depreciation and amortization	4,224	6,020	7,470	9,925	11,686
Other operating expenses	4,890	5,270	5,324	5,842	6,190
Operating income	8,859	12,131	18,589	24,575	17,763
Total other income (expense)	(1,798)	(256)	144	(355)	(536)

Income before income taxes	7,061	11,875	18,733	24,220	17,227
Income tax expense	2,615	4,287	6,455	8,627	6,212
Net income available to common stockholders	$4,446	$7,588	$12,278	$15,593	$11,015

Net income per common share:
Basic	$0.59	$0.67	$1.02	$1.29	$0.91
Diluted	$0.52	$0.66	$1.01	$1.28	$0.91
Weighted average shares of common stock outstanding:
Basic	7,564	11,405	12,071	12,090	12,096
Diluted	8,481	11,472	12,114	12,143	12,118
EBITDA(2)	$13,282	$19,541	$27,358	$34,887	$29,519

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
BALANCE SHEET INFORMATION:
Current assets	$24,642	$55,170	$55,222	$47,032	$56,203
Total assets	86,369	135,552	153,233	181,050	186,871
Long-term debt (including current portion)	28,205	18,392	13,950	17,013	13,753
Stockholders’ equity	45,690	101,201	114,380	130,450	142,098

(1)	Gross margin is defined, reconciled to net income and discussed further below under “-- Non-GAAP Financial Measures”.
(2)	EBITDA is defined, reconciled to net income and discussed further below under “-- Non-GAAP Financial Measures”.

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

·          EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts; and;

·
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

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

   Gross margin has certain material limitations associated with its use as compared to net income.  These limitations are primarily due to the exclusion of certain expenses.  Each of these excluded expenses is material to our results of operations.  Because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expense is a necessary cost to support our operations and required corporate activities.  In order to compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP.  Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Reconciliation

   The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ending December 31,
	2005	2006	2007	2008	2009
	(in thousands)

Net Income	$4,446	$7,588	$12,278	$15,593	$11,015
Interest expense, net	1,997	1,646	1,155	742	606
Income taxes	2,615	4,287	6,455	8,627	6,212
Depreciation & amortization	4,224	6,020	7,470	9,925	11,686

EBITDA	$13,282	$19,541	$27,358	$34,887	$29,519
Other operating expenses	4,890	5,270	5,324	5,842	6,190
Other expenses (income)	(199)	(1,390)	(1,299)	(387)	(70)
Gross Margin	$17,973	$23,421	$31,383	$40,342	$35,639

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2007, 2008, and 2009.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2009, we had 1,159 natural gas compressors totaling approximately 146,512 horsepower rented to 91 third parties, compared to 1,469 natural gas compressors totaling approximately 184,831 horsepower rented to 112 third parties at December 31, 2008.  Of the 1,159 compressors rented at December 31, 2009, 919 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)

Sales	$41,088	$41,380	$21,657
Rental	30,437	42,864	45,146
Service and maintenance	964	1,092	993
Total	$72,489	$85,336	$67,796

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

In general, we expect our overall business activity and revenues to track the level of activity in the natural gas industry, with changes in domestic natural gas production and consumption levels and prices more significantly affecting our business than changes in crude oil and condensate production and consumption levels and prices.  We also believe that demand for compression services and products is driven by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased focus by producers on non-conventional natural gas production, such as coal bed methane, gas shale and tight gas, which typically requires more compression than production from conventional natural gas reservoirs.

   Demand for our products and services were strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.

   For fiscal year 2010, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2010.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

   Notwithstanding the current weak economy and financial crisis, we believe the long-term trend in our market is favorable.

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2009, two customers accounted for approximately 33% and 11%, respectively, of our accounts receivable, and at December 31, 2008, two customers accounted for approximately 35% and 14% of our accounts receivable, respectively.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our federal income taxes as well as income taxes in each of the states in which we operate.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

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

We did not indentify any impairment based on an independent valuation as of June 2006 and internal evaluations in December 2007, 2008 and 2009 of our reporting units with goodwill and other identifiable intangibles.  Future impairment tests could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $12.8 million and $13.1 million as of December 31, 2009 and 2008, respectively.  Our identifiable intangibles are currently amortized at a rate of $299,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statements of income and financial position.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Our Performance Trends and Outlook

   Given the current economic environment in North America and anticipated impact of lower natural gas prices and capital spending by customers, we expect that the overall activity levels in 2010 to be comparable to 2009. Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the recent financial crisis will negatively impact the level of capital spending by our customers in 2010 and 2011. We believe that a slow recovery from the current recession will lower capital spending by our customers and therefore negatively impact demand for our products and services.  We anticipate industry capital spending will remain flat in 2010 compared 2009 levels, and we believe our fabrication business segment will likely remain at a lower production level though 2010. We believe our rental operations business will increase as the nation recovers from the recession in 2010 and 2011, although we can give no assurances that this will occur.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2009 and December 31, 2008.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2008		2009		2008		2009
(dollars in thousands) (unaudited)

Sales	$41,380	48.5%	$21,657	31.9%	$13,328	32.2%	$6,777	31.3%
Rental	42,864	50.2%	45,146	66.6%	26,671	62.2%	28,546	63.2%
Service and maintenance	1,092	1.3%	993	1.5%	343	31.4%	316	31.8%
Total	$85,336		$67,796		$40,342	47.3%	$35,639	52.6%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

   Total revenue decreased from $85.3 million to $67.8 million, or 20.6%, for the twelve months ended December 31, 2009, compared to the same period ended December 31, 2008. This was mainly the result of a 47.7% decrease in sales revenue and a 9.1% decrease in service and maintenance revenue offset by a 5.3% increase in rental revenue.

   Sales revenue decreased from $41.4 million to $21.7 million, or 47.7%, for the twelve months ended December 31, 2009, compared to the same period ended December 31, 2008. This decrease is the result of lower demand for our products due to an industry slowdown which resulted in fewer compressor units sold to third parties from our Tulsa and Michigan operations.  Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue increased from $42.9 million to $45.2 million, or 5.3%, for the twelve months ended December 31, 2009, compared to the same period ended December 31, 2008.  This increase was the result of a revenue increase during the first six months but was offset by price concessions and returned rental units during the third and fourth quarters of 2009. As of December 31, 2009, we had 1,776 natural gas compressors in our rental fleet totaling approximately 223,694 horsepower, as compared to 1,730 natural gas compressors totaling approximately 217,085 horsepower at December 31, 2008.  As of December 31, 2009, we had 1,159 natural gas compressors totaling approximately 146,512 horsepower rented to 91 third parties, compared to 1,469 natural gas compressors totaling approximately 184,831 horsepower rented to 112 third parties at December 31, 2008. The rental fleet had a utilization of 65.3% as of December 31, 2009.

                  The overall gross margin percentage increased to 52.6% for the twelve months ended December 31, 2009, from 47.3% for the same period ended December 31, 2008. This increase is result of two factors: (1) rentals, which have a higher margin than our other sources of revenue, (rental revenue increased to 66.6% from 50.2% of our total revenue for the year ended December 31, 2009 compared to the same period ended December 31, 2008); and (2) our rental margin increased to 63.2% from 62.2% for the year ended December 31, 2009 compared to the same period ended December 31, 2008. This margin increase is also the result of greater efficiencies in our field service operations.

   Selling, general, and administrative expense increased from $5.8 million, to $6.2 million, or 6.0%, for the twelve months ended December 31, 2009, as compared to the same period ended December 31, 2008.  This increase is mainly due to an increase in stock compensation expenses.

   Depreciation and amortization expense increased from $9.9 million, to $11.7 million, or 17.7%, for the twelve months ended December 31, 2009, compared to the same period ended December 31, 2008.  This increase was the result of 46 new gas compressor rental units being added to the rental fleet from December 31, 2008 to December 31, 2009, thus increasing the depreciable base along with a full year of depreciation related to the 377 rental units added in 2008.

   Other income net of other expense decreased $317,000 for the twelve months ended December 31, 2009, compared to the same period ended December 31, 2008. This decrease is mainly the result of redemption of our short-term investments creating a decrease in interest income.

   Interest expense decreased 18.3% for the twelve months ended December 31, 2009, compared to the same period ended December 31, 2008, mainly due to the pay down of our term bank loan facility.

   Provision for income tax decreased from $8.6 million to $6.2 million, or 28.0%, and is the result of the decrease in taxable income.

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

Selling, general and administrative expense increased to $5.8 million or 6.8% of total revenue from $5.3 million or 7.3% of our total revenue, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Our selling expenses increased 29.4% and our general and administrative expenses increased 5.5% for year ended December 31, 2008, compared to same period in 2007. Selling expenses mainly increased as result of increased commissions on larger sales numbers and changes to the commission structure.  General and administrative expenses increased mainly as a result of additions to the administrative staff, salary increases and stock compensation expense.

Depreciation and amortization expense increased 32.9% from $7.5 million to $9.9 million for the year ended December 31, 2008, compared to the same period in 2007.  There was a net increase of 377 natural gas compressor units to our rental fleet between December 31, 2007 and 2008, thus increasing our depreciable base.

Other income decreased approximately $912,000 for the year ended December 31, 2008, compared to the same period in 2007. This decrease was mainly the result of reduced interest income from our short-term investment account. Our short-term investments decreased to $2.3 million at December 31, 2008, compared to $18.7 million at December 31, 2007.  This reduction resulted from the capital funding of our natural gas compressor rental fleet.

Interest expense decreased by $413,000, or 35.8%, for the year ended December 31, 2008, compared to the same period in 2007, mainly due to a decrease in our loan balances. Our loan balance decreased $4.0 million, and our line increased, during the later part of the year, from $600,000 to $7 million.

Provision for income tax increased by $2.2 million, or 33.6%, and is mainly the result of the increase in taxable income.

Liquidity and Capital Resources

Our working capital position as of December 31, 2008 and 2009 are set forth below.

	2008	2009
	(in thousands)
Current Assets:
Cash and cash equivalents	$1,149	$23,017
Short-term investments	2,300	─
Trade accounts receivable, net	11,321	7,314
Inventory, net	31,931	24,037
Prepaid income taxes	244	1,556
Prepaid expenses and other	87	279
Total current assets	47,032	56,203

Current Liabilities:
Current portion of long-term debt	3,378	3,378
Line of credit	─	7,000
Accounts payable	8,410	2,239
Accrued liabilities	3,987	1,485
Current portion of tax liability	110	1,708
Deferred income	38	90
Total current liabilities	15,923	15,900

Total working capital	$31,109	$40,303

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions.

For the year ended December 31, 2009, we invested approximately $9.5 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.  We also repaid approximately $3.9 million of our existing debt during 2009.

Cash flows

At December 31, 2009, we had cash and cash equivalents of $23.0 million, working capital of $40.3 million and total debt of $13.8 million, of which approximately $10.4 million was classified as current. We had positive net cash flow from operating activities of approximately $32.2 million during 2009. This was primarily from net income of $11.0 million, plus depreciation and amortization of $11.7 million, an increase in deferred taxes of $4.5 million, and a decrease in trade accounts receivable and inventory of $13.0 million offset by a decrease in accounts payable and accrued liabilities of $8.7 million.

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

Short term investments were $2.3 million at December 31, 2008 and were redeemed in 2009.  This amount was the remaining proceeds from our March 2006 secondary public offering.

Trade accounts receivable decreased $4.0 million from December 31, 2008 to December 31, 2009. This decrease mainly resulted from the slow down in our Tulsa compressor sales business.

Inventory and work in progress decreased to $24.0 million as of the end of 2009, as compared to $31.9 million as of the end of 2008. This increase is mainly a reflection of decreased fabrication activity in both of our engineered products and rental compression equipment lines.

Long-term debt decreased $3.3 million to $13.8 million at December 31, 2009, compared to $17.0 million at December 31, 2008.  This decrease was mainly the result of principal repayment of debt.

Recession strategy

For fiscal year 2010, our overall plan, during the downturn in the economy, is to reduce expenses in line with the lower anticipated activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2010 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2010.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.  As of December 31, 2009 we have a $40 million dollar bank line of credit with an available balance of $33 million which expires in May 01, 2010.  All outstanding principal and unpaid interest is due on May 1, 2010.  We are currently negotiating with several banks to renew or replace our line of credit.   As of January 2010, we have paid down the line of credit to $500,000.  Our expectations are to renew or replace this line of credit; however, in the event this line of credit is not renewed and or replaced, we anticipate this event will have little to no affect on our operations as a whole.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period

Cash Contractual Obligations	2010	2011	2012		2013		2014		Thereafter		Total
	(in thousands)
Term loan facility (secured)	$3,378	$2,817	$		$		$		$		$6,195
Interest on term loan facility	186	51									237
Line of credit (secured)	7,000										7,000
Interest on line of credit	93										93
Purchase obligations	252	956		956		956		956		436	4,512
Other long term debt								558			558
Facilities and office leases	357	258		233		167		17			1,032
Total	$11,266	$4,082		$1,189		$1,123		$1,531		$436	$19,627

As of December 31, 2009, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2009 was $283,000.

Senior Bank Borrowings

On May 16, 2008, we entered into an Eighth Amended and Restated Loan Agreement with Western National Bank, Midland, Texas effective April 1, 2008.  This amendment (1) decreased the interest rate on existing term loan facilities, and (2) extended and renewed our revolving line of credit facility.  Our revolving line of credit and multiple advance term loan facilities are described below.

Revolving Line of Credit Facility.  Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility.  The total amount that we can borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of December 31, 2009, the amount available for revolving line of credit advances was $33.0 million.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is re-determined by the bank on a monthly basis.  If, as a result of the re-determination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  We are currently negotiating with several banks to renew or replace our line of credit.   As of January 2010, we have paid down the line of credit to 500,000.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4.0%) nor higher than eight and three quarter percent (8.75%).  We had $7.0 million outstanding as of December 31, 2009 and 2008.  The interest rate was 4.0% at December 31, 2009 and 2008.

$16.9 Million Multiple Advance Term Loan Facility.  This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Re-borrowings are not permitted under this facility.  Principal under this term loan facility is due and payable in 59 monthly installments of $282,000 each which commenced on November 1, 2006 and continuing through September 1, 2011.  Since April 1, 2008, our interest rate on the term loan is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of December 31, 2008 and 2009, respectively, this term loan facility had a principal balance of $9.6 million and $6.2 million.  The interest rate was 4.0% as of December 31, 2008 and 2009.

Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:

·	at the end of each month, a current ratio (as defined in the Loan Agreement) of at least 1.6 to 1.0;

·	at the end of each month, tangible net worth (as defined in the Loan Agreement) of at least $85.0 million;

·	at the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and

·	at the end of each month, a ratio of debt to tangible net worth (as defined in the Loan Agreement) of less than 2.0 to 1.0.

The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

As of December 31, 2008 and 2009, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Shelf Registration Statement

We have an effective $150 million “universal” shelf registration statement on form S-3 on file with the Securities and

Exchange Commission which we filed in 2009. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, debt securities, rights to purchase common stock, units consisting of two or more of any of the registered securities and warrants to purchase any of the registered securities. We may offer any of these securities independently or together in any combination with other securities. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice.  We have no immediate plans to issue securities under the shelf registration statement, but our management believes that it may facilitate access to additional liquidity in the future.  However, there is no assurance that equity or debt capital would be available to us in the public markets should we determine to issue securities under the shelf registration statement.

Components of Our Principal Capital Expenditures

The table below shows the components of our principal capital expenditures for the three years ended December 31, 2009:

	Actual

Expenditure Category	2007	2008	2009
	(in thousands)
Rental equipment, vehicles and shop equipment	$25,307	$46,271	$9,542

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow will be sufficient to fully fund our net capital expenditures requirements for 2010.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2009, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  As of December 31, 2009 we had met $268,000 of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2009 was $283,000

Recently Issued Accounting Pronouncements

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

On January 1, 2009, we adopted FASB ASC 805, Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Additionally, ASC 805 requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price.  ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in ASC 805.  The adoption of ASC 805 had no impact on our financial statements.

In April 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC 855 for the quarter ending June 30, 2009.  The adoption of ASC 855 did not have a material impact on our financial statements.

Environmental Regulations

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to protection of human safety and health and the environment, affect our operations and costs.  Compliance with these laws and regulations could cause us to incur remediation or other corrective action costs or result in the assessment of ,administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.  In addition, we have acquired certain properties and plant facilities from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control.  Under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners.  In addition, we could be responsible under environmental laws and regulations for properties and plant facilities we lease, but do not own.  Compliance with such laws and regulations increases our overall cost of business, but has not had a material adverse effect on our operations or financial condition.  It is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts that are material in relation to our total expenditure budget in order to comply with environmental laws and regulations but such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  We also could incur costs related to the clean up of sites to which we send equipment and for damages to natural resources or other claims related to releases of regulated substances at such sites.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2 % for our term loan facility and Prime Rate less 1/4 % for our revolving line of credit facility.  Consequently, our exposure to interest rates relates primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of December 31, 2009, we were not using any derivatives to manage interest rate risk.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, bank borrowings, and notes.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the highly liquid nature of these short-term instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2009 and 2008, and were determined based upon interest rates currently available to us.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer And Treasurer have concluded that our disclosure controls and procedures as of December 31, 2009, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2009 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of managements assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2009.  Hein & Associates LLP, our registered independent public accounting firm, attest to and issued an attestation report on the effectiveness of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Natural Gas Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Natural Gas Services Group, Inc. as of December 31, 2008 and 2009, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Natural Gas Services Group, Inc. and our report dated March 4, 2010 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 4, 2010

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Financial Statement and Financial Statement Schedules

For a list of Financial Statements and Schedules, see “Index to Financial Statements” on page F-1, and incorporated herein by reference.

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

*10.10	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009.

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

NATURAL GAS SERVICES GROUP, INC.

Date: March 4, 2010	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 4, 2010
Stephen C. Taylor
/s/ Earl R. Wait	Vice President – Accounting (Principal Accounting Officer)	March 4, 2010
Earl R. Wait
/s/Charles G. Curtis	Director	March 4, 2010
Charles G. Curtis
/s/William F. Hughes, Jr.	Director	March 4, 2010
William F. Hughes, Jr.
/s/Richard L. Yadon	Director	March 4, 2010
Richard L. Yadon
/s/Gene A. Strasheim	Director	March 4, 2010
Gene A. Strasheim
/s/Alan A. Baker	Director	March 4, 2010
Alan A. Baker
Director
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheets of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2008 and 2009, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 4, 2010

NATURAL GAS SERVICES GROUP, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,149	$23,017
Short-term investments	2,300	—
Trade accounts receivable, net of doubtful accounts of $177 and $363, respectively	11,321	7,314
Inventory, net of allowance for obsolescence of $500 and $345, respectively	31,931	24,037
Prepaid income taxes	244	1,556
Prepaid expenses and other	87	279
Total current assets	47,032	56,203

Rental equipment, net of accumulated depreciation of $24,624 and $34,008, respectively	111,967	110,263
Property and equipment, net of accumulated depreciation of $6,065 and $7,210, respectively	8,973	7,626
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,198 and $1,497 respectively	3,020	2,721
Other assets	19	19
Total assets	$181,050	$186,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Current portion of line of credit	—	7,000
Accounts payable	8,410	2,239
Accrued liabilities	3,987	1,485
Current income tax liability	110	1,708
Deferred income	38	90
Total current liabilities	15,923	15,900

Long term debt, less current portion	6,194	2,817
Line of credit, less current portion	7,000	—
Deferred income tax payable	21,042	25,498
Other long term liabilities	441	558
Total liabilities	50,600	44,773

Commitments and contingencies (Notes 4, 5, 10 and 13)
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,094 and 12,101 shares issued and outstanding, respectively	121	121
Additional paid-in capital	83,937	84,570
Retained earnings	46,392	57,407
Total stockholders' equity	130,450	142,098
Total liabilities and stockholders' equity	$181,050	$186,871

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF INCOME
(in thousands, except earnings  per share)

	For the Years Ended December 31,
	2007	2008	2009
Revenue:
Sales, net	$41,088	$41,380	$21,657
Rental income	30,437	42,864	45,146
Service and maintenance income	964	1,092	993
Total revenue	72,489	85,336	67,796
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	28,124	28,052	14,880
Cost of rentals, exclusive of depreciation stated separately below	12,382	16,193	16,600
Cost of service and maintenance, exclusive of depreciation stated
separately below	600	749	677
Selling, general and administrative expense	5,324	5,842	6,190
Depreciation and amortization	7,470	9,925	11,686
Total operating costs and expenses	53,900	60,761	50,033

Operating income	18,589	24,575	17,763

Other income (expense):
Interest expense	(1,155)	(742)	(606)
Other income	1,299	387	70
Total other income (expense)	144	(355)	(536)

Income before provision for income taxes	18,733	24,220	17,227

Provision for income taxes:
Current	3,525	220	1,756
Deferred	2,930	8,407	4,456
Total income tax expense	6,455	8,627	6,212

Net income	$12,278	$15,593	$11,015

Earnings per common share:
Basic	$1.02	$1.29	$.91
Diluted	$1.01	$1.28	$.91
Weighted average common shares outstanding:
Basic	12,071	12,090	12,096
Diluted	12,114	12,143	12,118

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional		Total
					Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCES, January 1, 2007	—	$—	12,046	$120	$82,560	$18,521	$101,201
Exercise of common stock options and warrants	—	—	39	1	247	—	248
Compensation expense on issuance of common stock options	—	—	—	—	541	—	541
Income tax benefit realized from the exercise of stock options	—	—	—	—	112	—	112
Net income	—	—	—	—	—	12,278	12,278
BALANCES, December 31, 2007	—	$—	12,085	$121	$83,460	$30,799	$114,380
Exercise of common stock options and warrants	—	—	9	—	54	—	54
Compensation expense on issuance of common stock options	—	—	—	—	423	—	423
Net income	—	—	—	—	—	15,593	15,593
BALANCES, December 31, 2008	—	$—	12,094	$121	$83,937	$46,392	$130,450
Exercise of common stock options	—	—	7	—	49	—	49
Compensation expense on issuance of common stock options	—	—	—	—	584	—	584
Net income	—	—	—	—	—	11,015	11,015
BALANCES, December 31, 2009	—	$—	12,101	$121	$84,570	$57,407	$142,098

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,278	$15,593	$11,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,470	9,925	11,686
Deferred taxes	2,930	8,407	4,456
Employee stock options expense	541	423	584
Loss (gain) on disposal of assets	(1)	7	(51)
Changes in current assets:
Trade accounts receivables, net	(2,859)	1	4,007
Inventory, net	(3,826)	(11,162)	9,008
Prepaid expenses and other	(3,904)	3,894	(1,504)
Changes in current liabilities:
Accounts payable and accrued liabilities	3,228	4,335	(8,673)
Current income tax liability	2,581	(3,415)	1,598
Deferred income	(144)	(43)	52
Other	(25)	285	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,269	28,250	32,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,307)	(46,271)	(9,542)
Purchase of short-term investments	(2,609)	(2,620)	—
Redemption of short-term investments	9,000	18,981	2,300
Proceeds from sale of property and equipment	95	47	143
NET CASH USED IN INVESTING ACTIVITIES	(18,821)	(29,863)	(7,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	600	7,500	500
Proceeds from other long term liabilities, net	—	441	118
Repayments of long-term debt	(4,442)	(4,378)	(3,378)
Repayment of line of credit	—	(1,100)	(500)
Proceeds from exercise of stock options and warrants	248	54	49
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,594)	2,517	(3,211)

NET CHANGE IN CASH	(4,146)	904	21,868
CASH AT BEGINNING OF PERIOD	4,391	245	1,149
CASH AT END OF PERIOD	$245	$1,149	$23,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,191	$802	$613
Income taxes paid	$4,620	$294	$1,477

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Organization and Principles of Consolidation

These notes apply to the financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc. was formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

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

Nature of Operations

Natural Gas Services Group, Inc. is a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coal bed methane, gas shale and tight gas).  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells.  NGSG provides maintenance services for its natural gas compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the allowance for inventory obsolescence.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

At December 31, 2008 we had short-term investments invested primarily in high grade short term commercial paper for the maximum return on investments which are held to maturity that will coincide with our projected cash requirements, and had a maturity of less than one year.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes the allowance for doubtful accounts for trade receivables of $177,000 and $363,000 at December 31, 2008 and 2009, respectively, is adequate.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

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

Major Customers and Concentration of Credit Risk
Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2007 amounted to 40% and 12% of revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2008 amounted to 26% and 14% of revenue, respectively.  Sales to Devon Energy Production Inc. and XTO Energy Inc. in the year ended December 31, 2009 amounted to a total of 21% and 21% of revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2007, 2008 or 2009.  XTO Energy, Inc. and Equipos y Sistemas Dinamicos amounted to 35% and 14%, respectively, of our accounts receivable as of December 31, 2008.  XTO Energy Inc. and Devon Energy Production Inc. amounted to 33% and 11% of our accounts receivable as of December 31, 2009, respectively.  No other customers amounted to more than 10% of our accounts receivable as of December 31, 2008 and 2009.  We generally do not obtain collateral, but require deposits of as much as 50% on large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $500,000 and $345,000 at December 31, 2008 and 2009, respectively.  Finished goods at December 31, 2008 and 2009 consist of 19 and 12 and completed compressor units respectively, which are available for sale or for use in our rental fleet.  At December 31, 2008 and 2009, respectively, inventory consisted of the following (in thousands):

	2008	2009
Raw materials	$26,124	$21,633
Finished goods	2,417	1,584
Work in process	3,390	820
	$31,931	$24,037

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

Goodwill and intangibles are tested for impairment annually or whenever events indicate impairment may have occurred.  We completed the most recent test for goodwill impairment based on management’s evaluation as of December 31, 2009, at which time no impairment was indicated.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Intangibles

At December 31, 2009, NGSG has intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2009 was $2.7 million.  Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life remaining of approximately fourteen years as of December 31, 2009.  Amortization expense recognized in each of the years ending December 31, 2007, 2008, and 2009 was $299,000.  In addition, NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2009 related to the trade name of SCS.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2010	$260
2011	179
2012	125
2013	125
2014	125
Thereafter	1,253
$2,067

Our policy is to periodically review the net realizable value of intangibles, through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our most recent analysis, we believe no impairment of intangible assets exists as of December 31, 2009.

Patents

We had patents for a flare tip ignition device and flare tip burner pilot which expired in 2009.  The costs of the patents were being amortized on a straight-line basis over nine years, the remaining life of the patents when acquired.  Amortization expense for patents of $27,000 was recognized for the year ended December 31, 2007, and $4,000 for the year ended December 31, 2008.  The patents were fully amortized as of December 31, 2008.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $165,000 and $166,000 at December 31, 2008 and 2009, respectively.

Financial Instruments and Concentrations of Credit Risk

Management believes that, generally, the fair value of our cash, cash equivalents, and short-term investments, trade receivables, payables and notes payable at December 31, 2008 and 2009 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.  We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $26,000, $31,000 and $13,000 in 2007, 2008 and 2009, respectively.

Other Income

Other income in 2007, 2008, and 2009 primarily consisted of interest income from our short-term investment account.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There was an anti-dilutive effect of 25,000 for 2007, none for 2008 or 2009.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2008	2009
Numerator:
Net income	$12,278	$15,593	$11,015
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,071	12,090	12,096

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,071	12,090	12,096
Dilutive effect of stock options and warrants	43	53	22
Diluted weighted average shares	12,114	12,143	12,118

Earnings per common share:
Basic	$1.02	$1.29	$.91
Diluted	$1.01	$1.28	$.91

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

Fair Value Measurement

The financial assets of the company measured at fair value on a recurring basis are cash equivalents and short-term investments.  Our short-term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

As of December 31, 2008 and 2009, our cash equivalents are classified with in level 1 of the fair value hierarchy.

Subsequent Events

   We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 4 , 2010 the day the financial statements were issued.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Reclassification

   Certain amounts in prior period financial statements have been reclassified to conform to the 2009 financial statement classification with no impact to operating income or net income.

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

      In April 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC 855 for the quarter ending June 30, 2009.  The adoption of ASC 855 did not have a material impact on our financial statements.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2009 are as follows (in thousands):

Years Ending December 31, (in thousands)
2010	$3,946
2011	161
Total	$4,107

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009
Land and building	$5,036	$5,036
Leasehold improvements	662	753
Office equipment and furniture	1,122	1,187
Software	525	538
Machinery and equipment	1,963	2,188
Vehicles	5,730	5,134
Less accumulated depreciation	(6,065)	(7,210)
Total	$8,973	$7,626

Depreciation expense for property and equipment and the compressors described in Note 2 was $7.1 million, $9.6 million and $11.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Line of Credit

Our revolving line of credit facility allows us to borrow, repay and re-borrow funds drawn under this facility, as amended.  The total amount that we can borrow and have outstanding at any one time is the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  As of December 31, 2009 and 2008, the amount available for revolving line of credit advances was $33.0 million.  The amount of the borrowing base is based primarily upon our receivables, equipment and inventory.  The borrowing base is re-determined by the bank on a monthly basis.  If, as a result of the redetermination of the borrowing base, the aggregate outstanding principal amount of the notes payable to the bank under the Loan Agreement exceeds the borrowing base, we must prepay the principal of the revolving line of credit note in an amount equal to such excess.  Interest only on borrowings under our revolving line of credit facility is payable monthly on the first day of each month.  All outstanding principal and unpaid interest is due on May 1, 2010.  We are currently negotiating with several banks to renew or replace this line of credit.  Since April 1, 2008, our interest rate on the revolving line of credit is equal to prime rate minus one quarter of one percent (.25%) but never lower than four percent (4.0%) nor higher than eight and three quarter percent (8.75%).  We had $7.0 million outstanding as of December 31, 2009 and 2008, respectively, on this revolving line of credit facility.  The interest rates were 4.0% as of December 31, 2008 and 2009, respectively.

All outstanding principal and unpaid interest on the revolving line of credit facility is due on May 1, 2010.  We are currently negotiating with several banks to renew our line of credit and are confident this line will be either be renewed or replaced.   As of January 2010, we have paid down the line of credit to 500,000.

The line of credit and note listed below are with the same bank and include certain covenants, the most restrictive of which require that we maintain certain working capital, debt to equity and cash flow ratios and certain minimum net worth.  We were in compliance with covenants at December 31, 2008 and 2009, respectively.

Term Loan Facility

   This multiple advance term loan facility represents the consolidation of our previously existing advancing line of credit and term loan facilities.  Re-borrowings are not permitted under this facility.  Principal under this term loan facility is due and payable in 59 monthly installments of $282,000 each, which commenced November 1, 2006 and continuing through September 1, 2011.  Since April 1, 2008, our interest rate on the term loan is equal to prime rate minus one half of one percent (.50%) but never lower than four percent (4%) nor higher than eight and three quarter percent (8.75%).  Interest on the unpaid principal balance is due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest is due on October 1, 2011.  As of December 31, 2008 and 2009, respectively, this term loan facility had a principal balance of $9.6 million and $6.2 million.  The interest rates were 4.0% as of December 31, 2008 and 2009, respectively.

   Our obligations under the Loan Agreement are secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

The Loan Agreement contains various restrictive covenants and compliance requirements.  These requirements provide that we must have:
·	At the end of each month, a current ratio (as defined in the Loan Agreement) of at least 1.6 to 1.0;
·	At the end of each month, a tangible net worth (as defined in the Loan Agreement) of at least $85 million;
·	At the end of each fiscal quarter, a debt service coverage ratio (as defined in the Loan Agreement) of at least 1.50 to 1.00; and
·	At the end of each month, a ratio of debt to tangible net worth (as defined in the Loan Agreement) of less than 2.0 to 1.0.

   The Loan Agreement also contains restrictions on incurring additional debt and paying dividends.

   As of December 31, 2009 and 2008, we were in compliance with all covenants in our Loan Agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows (in thousands):

2010	$3,378
2011	2,817
2012	—
Total	$6,195

5.  Other Long-term Liabilities

As of December 31, 2008, we had a long-term liability of $150,000 to Midland Development Corporation.  In March of 2009, we received an additional $125,000 increasing this liability to $275,000 for the year ending December 31, 2009.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was $291,000 and $283,000 as of December 31, 2008 and 2009, respectively.

6.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	2007	2008	2009
Current provision:
Federal	$3,168	$—	$1,522
State	357	220	234
	3,525	220	1,756
Deferred provision:
Federal	2,775	8,347	4,179
State	155	60	277
	2,930	8,407	4,456
	$6,455	$8,627	$6,212

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2007	2008	2009
Deferred income tax assets:
Net operating loss carryover	—	2,331	—
Other	362	650	614
Total deferred income tax assets	$362	$2,981	$614
Deferred income tax liabilities:
Property and equipment	(11,623)	(22,723)	(24,898)
Goodwill and other intangible assets	(1,407)	(1,299)	(1,214)
Other	33	(1)	—
Total deferred income tax liabilities	(12,997)	(24,023)	(26,112)
Net deferred income tax liabilities	$(12,635)	$(21,042)	$(25,498)

The effective tax rate differs from the statutory rate as follows:

	2007	2008	2009
Statutory rate	34%	34%	34%
State and local taxes	2%	2%	2%
Other	(2)%	0%	0%
Effective rate	34%	36%	36%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2008 and 2009, there were no income tax interest or penalty items in the income statement or as a liability on the balance sheet.  Prepaid income taxes are estimated payments paid for the current year estimated tax liability.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2005.  We are currently involved in a Michigan Single Business Tax audit for the tax years 2005-2007.  The audit is not at a stage where an outcome could be determined, however, we believe it will not be material.

8.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2008 and 2009, there were no outstanding preferred shares.

Securities offering

   On August 14, 2009 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $150,000,000 of securities, including debt securities, common stock, preferred stock, depository shares, rights to purchase common stock and warrants to purchase any of the foregoing securities.  The SEC has declared the statement effective, and we may issue any of the registered securities from time to time in one or more offerings depending on market conditions and our financing needs.

Restricted Securities

   Also on June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  During January 2010, we awarded 13,276 restricted shares of stock under the 2009 Restricted Stock Plan for payment of the executive bonus plan of 2009.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

9.  Stock-Based Compensation

 Stock Option Plan

Our 1998 Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to our 1998 Stock Option Plan (the “Plan”) to add an additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of NGSG (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2009, 324,190 shares were still available for issue under the 1998 Stock Option Plan.

  The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life of options granted is based on the vesting period and historical exercise and post vesting employment termination behavior for similar grants.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

Weighted average Black –Scholes fair value assumption	2007	2008	2009
Risk free rate	5.83%	3.90%	1.82%
Expected life	5 yrs	5 yrs	5 yrs
Expected volatility	47.6%	48.0%	66.75%
Expected dividend yield	0.0%	0.0%	0.0%

    A summary of all option activity as of December 31, 2009 and changes during the year then ended is presented below in thousands:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	264,501	$14.61	7.94	$194

Granted	189,933	12.49
Exercised	(6,936)	7.08
Forfeited or expired	(9,621)	11.19

Outstanding at December 31, 2009	437,877	$13.88	8.02	$2,260

Exercisable at December 31, 2009	207,667	$13.05	6.69	$1,257

    We granted 30,000 options to an officer on January 28, 2009 at an exercise price of $9.95 with a three year vesting period.  We granted 62,433 to officers as bonuses on March 17, 2009 at an exercise price of $7.84 with a one year vesting period.  We granted 15,000 options to the board of directors on March 18, 2009 at an exercise price of $8.00 vesting within one year of the grant date.  We granted 62,500 options to employees and 20,000 options to officers on December 9, 2009 at an exercise price of $17.74 with a three year vesting schedule.

The weighted average grant date fair value of options granted during the years 2007, 2008 and 2009 was $8.49 and $8.46, and $6.68 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2007, 2008 and 2009 was approximately $213,000, $149,000 and $65,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2007, 2008 and 2009 was $152,000, $53,000 and $49,000, respectively.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

 The following table summarizes information about the options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	19,000	3.05	$4.24	19,000	$4.24
5.59 – 9.43	128,543	7.46	8.45	75,000	8.88
9.44 – 15.60	73,167	7.86	12.54	41,001	14.27
15.61 – 20.48	217,167	8.84	18.39	72,666	18.95
$0.00 - 20.48	437,877	8.02	$13.88	207,667	$13.05

The summary of the status of our unvested stock options as of December 31, 2009 and changes during the year then ended is presented below:
	Unvested Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	106,168	$8.15

Granted	189,933	6.68
Vested	(62,558)	6.60
Forfeited	(3,333)	5.62

Unvested at December 31, 2009	230,210	$7.40

We recognized stock compensation expense from stock options vesting of $541,000, $423,000 and $584,000, respectively, for the years ended December 31, 2007, 2008 and 2009.  The total income tax benefit recognized in the income statement for stock based compensation was $50,000, $50,000 and $23,000, respectively, for the years ended December 31, 2007, 2008 and 2009.  As of December 31, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 2 years.  The actual income tax benefit realized for the tax deductions from stock options exercised was approximately, $112,000 for the year ending 2007, and none for the years ending 2008 and 2009.

10.  Commitments

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $161,000, $234,000, and $211,000 to the 401(k) Plan in 2007, 2008 and 2009, respectively.

Rented Facilities

We lease certain of our facilities under operating leases with terms generally ranging from month to month to five years.  Most facility leases contain renewal options.  Remaining future minimum rental payments due under these leases for the years ended December 31 are as follows (in thousands):

2010	$357
2011	258
2012	233
2013	167
2014	17
Total	$1032

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Rent expense under such leases was $244,000, $363,000, and $466,000 for the years ended December 31, 2007, 2008, and 2009, respectively.

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
For the Year Ended December 31, 2007

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$41,088	$30,437	$964	$—	$72,489
Operating costs and expenses	28,124	12,382	600	12,794	53,900
Other income/(expense)	—	—	—	144	(144)
Income before provision for income taxes	$12,964	$18,055	$364	$(12,650)	$18,733

For the Year Ended December 31, 2008

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$41,380	$42,864	$1,092	$—	$85,336
Operating costs and expenses	28,052	16,193	749	15,767	60,761
Other income/(expense)	—	—	—	(355)	(355)
Income before provision for income taxes	$13,328	$26,671	$343	$(16,122)	$24,220

For the Year Ended December 31, 2009

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$21,657	$45,146	$993	$—	$67,796
Operating costs and expenses	14,880	16,600	677	17,876	50,033
Other income/(expense)	—	—	—	(536)	(536)
Income before provision for income taxes	$6,777	$28,546	$316	$(18,412)	$17,227

NATURAL GAS SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

12.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2007	Q1	Q2	Q3	Q4	Total
Total revenue	$16,712	$17,624	$18,651	$19,502	$72,489
Operating income	4,203	4,134	5,232	5,020	18,589
Net income applicable to common shares	2,681	2,646	3,337	3,614	12,278
Net income per share - Basic	0.22	0.22	0.28	0.30	1.02
Net income per share - Diluted	0.22	0.22	0.28	0.30	1.01

2008	Q1	Q2	Q3	Q4	Total
Total revenue	$18,933	$19,478	$24,946	$21,979	$85,336
Operating income	5,453	5,145	7,448	6,529	24,575
Net income applicable to common shares	3,517	3,333	4,811	3,932	15,593
Net income per share - Basic	0.29	0.28	0.40	0.33	1.29
Net income per share - Diluted	0.29	0.27	0.40	0.33	1.28

2009	Q1	Q2	Q3	Q4	Total
Total revenue	$20,025	$16,757	$16,380	$14,634	$67,796
Operating income	6,057	4,631	4,211	2,864	17,763
Net income applicable to common shares	3,797	2,872	2,643	1,703	11,015
Net income per share - Basic	0.31	0.24	0.22	0.14	0.91
Net income per share - Diluted	0.31	0.24	0.22	0.14	0.91

13. Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our financial position, results of operations or cash flow.  We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any other threatened litigation.

14. Subsequent events (unaudited)

On January 19, 2010 we paid $6.5 million on our line of credit to Western National Bank leaving the current balance at $500,000. All the outstanding principal and unpaid interest is due on May 1, 2010, and we are currently negotiating with several banks to renew or replace this line of credit

********

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

10.6
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

E-1

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

*10.10	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

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