Form 10-Q
period 2010-03-31
NATURAL GAS SERVICES GROUP INC
filed 2010-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $.01 par value	12,103,436

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	March 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,017	$21,618
Trade accounts receivable, net of allowance for doubtful accounts of $363 and $212, respectively	7,314	3,780
Inventory, net of allowance for obsolescence of $345 and $311, respectively	24,037	23,508
Prepaid income taxes	1,556	1,756
Prepaid expenses and other	279	294
Total current assets	56,203	50,956

Rental equipment, net of accumulated depreciation of $34,008 and $36,428, respectively	110,263	109,935
Property and equipment, net of accumulated depreciation of $7,210 and $7,578, respectively	7,626	7,302
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,497 and $1,562, respectively	2,721	2,656
Other assets	19	19
Total assets	$186,871	$180,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Line of credit	7,000	500
Accounts payable	2,239	1,113
Accrued liabilities	1,485	1,496
Current income tax liability	1,708	2,265
Deferred income	90	113
Total current liabilities	15,900	8,865

Long -term debt, less current portion	2,817	1,972
Deferred income tax payable	25,498	25,775
Other long term liabilities	558	557
Total liabilities	44,773	37,169

Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,101 and 12,103 shares issued and outstanding, respectively	121	121
Additional paid-in capital	84,570	84,846
Retained earnings	57,407	58,771
Total stockholders' equity	142,098	143,738
Total liabilities and stockholders' equity	$186,871	$180,907

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended March 31,
	2009	2010
Revenue:
Sales, net	$6,929	$1,461
Rental income	12,788	9,876
Service and maintenance income	308	212
Total revenue	20,025	11,549

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	4,529	991
Cost of rentals, exclusive of depreciation stated separately below	4,689	3,803
Cost of service and maintenance, exclusive of depreciation stated separately below	215	154
Selling, general, and administrative expense	1,577	1,499
Depreciation and amortization	2,958	2,874
Total operating costs and expenses	13,968	9,321

Operating income	6,057	2,228

Other income (expense):
Interest expense	(160)	(74)
Other income (expense)	(47)	(23)
Total other income (expense)	(207)	(97)

Income before provision for income taxes	5,850	2,131

Provision for income taxes	(2,053)	(767)

Net income	$3,797	$1,364

Earnings per share:
Basic	$0.31	$0.11
Diluted	$0.31	$0.11
Weighted average shares outstanding:
Basic	12,094	12,102
Diluted	12,099	12,185

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,797	$1,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,958	2,874
Deferred taxes	2,053	210
Employee stock options expense	121	306
Gain on disposal of assets	4	—
Changes in current assets and liabilities:
Trade accounts receivables, net	1,000	3,534
Inventory, net	2,540	754
Prepaid income taxes and prepaid expenses	(107)	(214)
Accounts payable and accrued liabilities	(6,651)	(1,115)
Current income tax liability	—	557
Deferred income	104	23
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,819	8,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,824)	(2,383)
Redemption of short-term investments	2,300	—
Proceeds from sale of property and equipment	19	—
NET CASH USED IN INVESTING ACTIVITIES	(3,505)	(2,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	123	(1)
Repayments of long-term debt	(845)	(845)
Repayments of line of credit	—	(6,500)
Proceeds from exercise of stock options	—	37
NET CASH USED IN FINANCING ACTIVITIES	(722)	(7,309)

NET CHANGE IN CASH	1,592	(1,399)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,149	23,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,741	$21,618
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$164	$100
Income taxes paid	$—	$200
NON-CASH TRANSACTIONS:
Transfer of rental equipment to inventory	$1,286	$225

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

       These notes apply to the financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc. was formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

The accompanying unaudited condensed financial statements present the condensed results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2010 and the results of our operations for the three months ended March 31, 2009 and 2010 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

Revenue recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers or when all conditions have been met or title is transferred to the customer. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   ASC 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC 810 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010. We do not have any interests in variable interest entities; therefore, this standard did not have any impact on our financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial position.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

       In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after June 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard is not expected to have any impact on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the three months ended March 31, 2010 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2009	437,877	$13.88	8.02	$2,260

Granted	60,000	18.32	8.00	—
Exercised	(2,667)	13.76	—	14

Outstanding, March 31, 2010	495,210	$14.42	8.04	$1,411

Exercisable, March 31, 2010	289,543	$12.39	7.14	$1,292

We granted 30,000 options to our Chief Executive Officer on January 28, 2010 at an exercise price of $19.94 with a three year vesting period.  We granted 30,000 options to the non-executive members of the board of directors on March 23, 2010 at an exercise price of $16.74 vesting quarterly through December 2010.

The following table summarizes information about the stock options outstanding at March 31, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.01 – 5.58	19,000	2.81	$4.24	19,000	$4.24

5.59 – 9.43	127,377	7.23	8.46	127,377	8.46

9.44 – 15.60	73,333	7.62	12.53	51,167	13.41

15.61 – 20.48	275,500	8.88	18.38	91,833	18.96

$0.01 – 20.48	495,210	8.04	$14.42	289,377	$12.39

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The summary of the status of our unvested stock options as of March 31, 2010 and changes during the three months ended March 31, 2010 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	230,210	$7.40

Granted	60,000	7.30
Vested	(84,377)	5.72
Forfeited	—	—

Unvested at March 31, 2010	205,833	$8.06

As of March 31, 2010, there was $1.4 million of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 2.16 years.  Total compensation expense for stock options was $121,000 and $258,000 for the three months ended March 30, 2009 and 2010, respectively.

Restricted Stock:

On January 4, 2010, we awarded and issued 8,276 shares of restricted stock to three executive officers and one employee. The restricted stock awarded vests one year from the date of grant. On January 18, 2010, we awarded and issued 5,000 shares of restricted stock to our Chief Executive Officer. The restricted stock vests one year from the date of grant. Compensation expense related to these restricted stock awards was $48,096 for the three months ended March 31, 2010. As of March 31, 2010, there was a total of $210,714 of unrecognized compensation expenses related to these shares of restricted stock. This remaining compensation expense is expected to be recognized over the remaining nine months of 2010.

(3) Inventory

As of March 31, 2010 our inventory, net of allowance for obsolescence of $345,000 at December 31, 2009 and $311,000 at March 31, 2010, consisted of the following amounts:
	December 31,	March 31,
	2009	2010
	(in thousands)

Raw materials	$21,633	$21,416
Finished goods	1,584	236
Work in process	820	1,856
	$24,037	$23,508

During the three months ended March 31, 2010, we wrote off $34,000 of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

Revolving Line of Credit Facility.  As of March 31, 2010, the amount available for revolving line of credit advances was $39.5 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $500,000 outstanding as of March 31, 2010 on this revolving line of credit facility, and the interest rate was 4.00%.

$16.9 Million Multiple Advance Term Loan Facility.  As of March 31, 2010 this term loan facility had a principal balance of $5.4 million and the interest rate was 4.00%.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

As of March 31, 2010, we were in compliance with all covenants in our Loan Agreement.

(5) Other Long-term Liabilities

As of March 31, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2010 was $282,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three Months Ended March 31, (in thousands, except per share data)
	2009	2010
Numerator:
Net income	$3,797	$1,364
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,094	12,102

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,094	12,102
Dilutive effect of stock options and restricted stock	5	83
Diluted weighted average shares	12,099	12,185

Earnings per common share:
Basic	$0.31	$0.11
Diluted	$0.31	$0.11

       A total of 117,000 stock options were excluded from diluted weighted average shares for the three months ended March 31, 2010, as their effect would be anti-dilutive.

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

For the three months ended March 31, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$1,461	$9,876	$212	$—	$11,549
Operating costs and expenses	991	3,803	154	4,373	9,321
Other income/(expense)	—	—	—	(97)	(97)
Income before provision for income taxes	$470	$6,073	$58	$(4,470)	$2,131

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$6,929	$12,788	$308	$—	$20,025
Operating costs and expenses	4,529	4,689	215	4,535	13,968
Other income/(expense)	—	—	—	(207)	(207)
Income before provision for income taxes	$2,400	$8,099	$93	$(4742)	$5,850

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

NATURAL GAS SERVICES GROUP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2010, we had 1,199 natural gas compressors totaling 154,175 horsepower rented to 95 third parties compared to 1,447 natural gas compressors totaling 183,776 horsepower rented to 111 third parties at March 31, 2009.

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

NATURAL GAS SERVICES GROUP, INC.

We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. Maintenance agreements typically have terms of three months to one year and require payment of a monthly fee.

The oil and natural gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for natural gas and the corresponding changes in commodity prices. As demand and prices increase, oil and natural gas producers increase their capital expenditures for drilling, development and production activities. Generally, the increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and the first quarter of 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  However, we believe the long-term trend in our markets is favorable.

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

Results of Operations

Three months ended March 31, 2009, compared to the three months ended March 31, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended March 31, 2009 and March 31, 2010.

	Revenue
	(in thousands)
	Three months ended March 31,
	2009		2010
Sales	$6,929	35%	$1,461	12%
Rental	12,788	64%	9,876	86%
Service and Maintenance	308	1%	212	2%
Total	$20,025		$11,549

Total revenue decreased from $20.0 million to $11.5 million, or 42.3%, for the three months ended March 31, 2010, compared to the same period ended March 31, 2009. This was mainly result of decreased compressor unit sales and compressor rental revenue.  Sales revenue decreased 78.9%, rental revenue decreased 22.8%, and service and maintenance revenue decreased 31.2%.

Sales revenue decreased from $6.9 million to $1.5 million, or 78.9%, for the three months ended March 31, 2010, compared to the same period ended March 31, 2009.  This decrease is mainly the result of lower demand for our products due to industry declines in capital expenditures which resulted in fewer compressor units sold to third parties from our Tulsa operations.  Sales included: (1) compressor unit sales, (2) flare sales, (3) parts, and (4) compressor rebuilds.

NATURAL GAS SERVICES GROUP, INC.

Rental revenue decreased from $12.8 million to $9.9 million, or 22.8%, for the three months ended March 31, 2010, compared to the same period ended March 31, 2009.  This decrease is the result of: (1) rental price concessions to our customers and (2) rental units being returned to us because of the shut in of natural gas wells that are not economical to produce with today’s natural gas prices environment. We expect when natural gas prices increase we will again rent the available units. We ended the quarter with 1,788 compressor packages in our rental fleet, up from 1,769 units at March 31, 2009.  The rental fleet had a utilization of 67.1% as of March 31, 2010 compared to 81.8% utilization as of March 31, 2009. This utilization decrease is mainly the result of compressor rental units that have been returned by our customers. The units being returned are from a whole spectrum of our customer base.  Additionally, the demand for smaller horsepower units has slowed due to the decline of natural gas commodity prices.

The overall operating margin percentage decreased to 19.3% for the three months ended March 31, 2010, from 30.3% for the same period ended March 31, 2009. The lower margin is mainly the result of the decline in total sales, lower margin in all product lines and the fact that lower sales means SG&A and depreciation, which are mainly fixed, become a larger percentage of our total cost.

Selling, general, and administrative expense decreased from $1.6 million to $1.5 million, or 5.1% for the three months ended March 31, 2010, as compared to the same period ended March 31, 2009.  This decrease is mainly due lower annual audit and Sarbanes Oxley compliance expenses.

Depreciation and amortization expense decreased from $3.0 million to $2.9 million, or 2.9% for the three months ended March 31, 2010, compared to the same period ended March 31, 2009.  This decrease was the result of fewer new gas compressor rental units being added to the rental fleet from March 31, 2009 to March 31, 2010, thus decreasing the depreciable base as some items, mainly fleet trucks and shop equipment, became fully depreciated. We only added a net 19 compressors to our rental fleet during the twelve month period.

Other expense, net of other income, decreased $23,643 for the three months ended March 31, 2010, compared to the same period ended March 31, 2009. This decrease is mainly the result of a decrease in our cash balances and in our short-term investments therefore we had less interest income.

Interest expense decreased 53.7% for the three months ended March 31, 2010, compared to the same period ended March 31, 2009, mainly due to the repayment of $6.5 million on our Line of Credit in January 2010 and the continuing amortization of our term loan. The principal owed under our line of credit on March 31, 2010 was $500,000 compared to $7.0 million on March 31, 2009.

       Provision for income tax decreased from $2.1 million to $767,000, or 62.6%, and is the result of the decrease in taxable income. We had an effective rate of 36% for the three months ended March 31, 2010 and 35% for same period in 2009.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2009 and March 31, 2010 are set forth below:

	December 31,	March 31,
	2009	2010
	(in thousands)

Current Assets:
Cash and cash equivalents	$23,017	$21,618
Trade accounts receivable, net	7,314	3,780
Inventory, net	24,037	23,508
Prepaid income taxes	1,556	1,756
Prepaid expenses and other	279	294
Total current assets	56,203	50,956

Current Liabilities:
Current portion of long-term debt	3,378	3,378
Line of credit	7,000	500
Accounts payable	2,239	1,113

NATURAL GAS SERVICES GROUP, INC.

Accrued liabilities	1,485	1,496
Current portion of tax liability	1,708	2,265
Deferred income	90	113
Total current liabilities	15,900	8,865

Total working capital	$40,303	$42,091

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2010, we invested $2.4 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash flow from operations and cash on hand. In addition, we repaid $7.3 million of our existing debt.

Cash flows

At March 31, 2010, we had cash and cash equivalents of $21.6 million compared to $23.0 million at December 31, 2009.  This decrease was mainly resulted from the repayment of our line of credit during the three months ended March 31, 2010.  We had working capital of $42.1 million at March 31, 2010 compared to $40.3 million at December 31, 2009. At March 31, 2010, our total debt was $5.9 million of which $3.9 million was classified as current compared to $13.2 million and $10.4 million, respectively at December 31, 2009. We had positive net cash flow from operating activities of $8.3 million during the first three months of 2010 compared to $5.8 million for the first three months of 2009.  The cash flow from operations of $8.3 million was primarily the result of the net income of $1.4 million and the non cash items of depreciation and taxes of $2.9 million and a reduction in accounts receivable of $3.5 million.

Accounts receivable decreased $3.5 million to $3.8 million March 31, 2010 compared to $7.3 million at December 31, 2009.  This decrease largely reflects the timing of collections and a slowdown in compressor unit sales during the first three months of 2010.

Inventory decreased $529,000 to $23.5 million at March 31, 2010 compared to $24.0 million at December 31, 2009. This decrease is mainly the result of our decreased manufacturing and purchasing activity.

       Long-term debt decreased $7.3 million to $5.9 million at March 31, 2010, compared to $13.2 million at December 2009. This decrease is mainly the result of the normal debt amortization and a repayment of $6.5 million of our line of credit.

Recession strategy

       For the remainder of the fiscal year 2010, our overall plan, during the downturn in the economy, is to reduce expenses in line with the lower anticipated activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2010 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2010.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Senior Bank Borrowings

Revolving Line of Credit Facility.  As of March 31, 2010 we had a $40 million dollar bank line of credit with an available balance of $39.5 million which was set to expire in May 2010. However, we recently obtained a 60-day extension of our line of credit. Thus, all outstanding principal and unpaid interest is due on July 1, 2010.  We are currently negotiating with our current bank and other banks to renew or replace our line of credit.   In January 2010, we paid down the line of credit to $500,000.  Our expectations are to renew or replace this line of credit; however, in the event this line of credit is not renewed and or replaced, we anticipate this event will have little to no affect on our operations as a whole.

       As of March 31, 2010, we were in compliance with all covenants in our Loan Agreement.

NATURAL GAS SERVICES GROUP, INC.

Other

As of March 31, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2010 was $282,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2010(1)	2011	2012	2013	2014	Thereafter	Total
Term loan facility (secured)	$2,533	$2,817	$—	$—	$—	$—	$5,350
Interest on term loan facility(2)	172	51	—	—	—	—	223
Line of credit (secured)	500	—	—	—	—	—	500
Purchase obligations	234	956	956	956	956	436	4,494
Other long term debt	—	—	—	—	—	557	557
Facilities and office leases	398	294	244	167	17	—	1,120
Total	$3,837	$4,118	$1,200	$1,123	$973	$993	$12,244

(1)	For the nine months remaining in 2010.
(2)	Assumes an interest rate of 4.00%.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in the Company's Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   ASC 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC 810 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010. We do not have any interests in variable interest entities; therefore, this standard did not have any impact on our financial statements.

NATURAL GAS SERVICES GROUP, INC.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial position.

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after June 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard is not expected to have any impact on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2010, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2010 was $282,000.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this release are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause NGS’s actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for NGS’s products and services; and new governmental safety, health and environmental regulations which could require NGS to make significant capital expenditures. The forward-looking statements included in this Form 10-K are only made as of the date of this report, and NGS undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

NATURAL GAS SERVICES GROUP, INC.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of March 31, 2010 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2% (but never lower than 4% or higher than 8.75%) for our term loan facility and Prime Rate less 1/4% (but never lower than 4% or higher than 8.75%) for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of March 31, 2010, we were not using any derivatives to manage interest rate risk.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of the risk associated with our company and industry.

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

4.10
Form of Certificate of Designation with respect to Preferred Stock (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.11
Form of Rights Agreement, including Form of Rights Certificate (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

NATURAL GAS SERVICES GROUP, INC.

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

10.10	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

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

May 10, 2010

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

4.10
Form of Certificate of Designation with respect to Preferred Stock (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.11
Form of Rights Agreement, including Form of Rights Certificate (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

10.1	1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Report dated September 20, 2006 on file with the SEC September 26, 2006)

NATURAL GAS SERVICES GROUP, INC.

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

10.10	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

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