Form 10-Q
period 2010-06-30
NATURAL GAS SERVICES GROUP INC
filed 2010-08-05
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock, $.01 par value	12,118,732

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	June 30,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,017	$23,833
Trade accounts receivable, net of allowance for doubtful accounts of $363 and $146, respectively	7,314	3,214
Inventory, net of allowance for obsolescence of $345 and $353, respectively	24,037	23,316
Prepaid income taxes	1,556	2,674
Prepaid expenses and other	279	347
Total current assets	56,203	53,384

Rental equipment, net of accumulated depreciation of $34,008 and $38,930, respectively	110,263	110,881
Property and equipment, net of accumulated depreciation of $7,210 and $7,234, respectively	7,626	7,162
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,497 and $1,627, respectively	2,721	2,591
Other assets	19	26
Total assets	$186,871	$184,083

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Line of credit	7,000	500
Accounts payable	2,239	1,692
Accrued liabilities	1,485	2,176
Current income tax liability	1,708	2,475
Deferred income	90	172
Total current liabilities	15,900	10,393

Long -term debt, less current portion	2,817	1,127
Deferred income tax payable	25,498	26,361
Other long term liabilities	558	551
Total liabilities	44,773	38,432

Stockholders’ equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01;12,101 and 12,105 shares issued and outstanding, respectively	121	121
Additional paid-in capital	84,570	85,214
Retained earnings	57,407	60,316
Total stockholders' equity	142,098	145,651
Total liabilities and stockholders' equity	$186,871	$184,083

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenue:
Sales, net	$4,599	$1,779	$11,528	$3,241
Rental income	11,969	9,902	24,757	19,777
Service and maintenance income	189	220	497	433
Total revenue	16,757	11,901	36,782	23,451

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	3,253	1,137	7,782	2,128
Cost of rentals, exclusive of depreciation stated separately below	4,152	3,792	8,841	7,596
Cost of service and maintenance, exclusive of depreciation stated separately below	132	152	347	306
Selling, general, and administrative expense	1,654	1,522	3,231	3,020
Depreciation and amortization	2,935	2,905	5,893	5,779
Total operating costs and expenses	12,126	9,508	26,094	18,829

Operating income	4,631	2,394	10,688	4,622

Other income (expense):
Interest expense	(154)	(53)	(314)	(127)
Other income (expense)	(59)	66	(106)	43
Total other income (expense)	(213)	13	(420)	(84)

Income before provision for income taxes	4,418	2,406	10,268	4,538

Provision for income taxes	1,546	862	3,599	1,630

Net income	$2,872	$1,544	$6,669	$2,908

Earnings per share:
Basic and Diluted	$0.24	$0.13	$0.55	$0.24
Weighted average shares outstanding:
Basic	12,095	12,104	12,094	12,103
Diluted	12,099	12,205	12,102	12,203

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Six months Ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,669	$2,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,893	5,779
Deferred taxes	3,599	863
Employee stock options expense	299	592
Gain on disposal of assets	(44)	(36)
Changes in current assets and liabilities:
Trade accounts receivables, net	5,522	4,100
Inventory, net	4,800	946
Prepaid income taxes and prepaid expenses	(701)	(1,186)
Accounts payable and accrued liabilities	(9,283)	144
Current income tax liability	(100)	767
Deferred income	243	82
Other	—	(7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,897	14,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,235)	(6,030)
Redemption of short-term investments	2,300	—
Proceeds from sale of property and equipment	135	36
NET CASH USED IN INVESTING ACTIVITIES	(4,800)	(5,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	121	(7)
Repayments of long-term debt	(1,689)	(1,690)
Repayments of line of credit	—	(6,500)
Proceeds from exercise of stock options	9	53
NET CASH USED IN FINANCING ACTIVITIES	(1,559)	(8,144)

NET CHANGE IN CASH	10,538	816

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,149	23,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,687	$23,833
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$322	$157
Income taxes paid	$658	$1,118

NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$1,286	$225

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

The accompanying unaudited condensed financial statements present the condensed results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2010 and the results of our operations for the three and six months ended June 30, 2009 and 2010 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the six months ended June 30, 2010 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2009	437,877	$13.88	8.02	$2,260

Granted	60,000	18.32	8.00	—
Exercised	(4,687)	11.21	—	30
Cancelled/Forfeited	(3000)	17.74	—	—
Outstanding, June 30, 2010	490,190	$14.43	7.77	$1,236

Exercisable, June 30, 2010	294,857	$12.53	6.95	$1,132

We granted 30,000 options to our Chief Executive Officer on January 28, 2010 at an exercise price of $19.94 with a three year vesting period.  We granted 30,000 options to the non-executive members of the board of directors on March 23, 2010 at an exercise price of $16.74 vesting quarterly through December 2010.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at June 30, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.01 – 5.58	19,000	2.56	$4.24	19,000	$4.24

5.59 – 9.43	125,523	6.96	8.47	125,523	8.47

9.44 – 15.60	73,167	7.38	12.54	51,001	13.42

15.61 – 20.48	272,500	8.62	18.39	99,333	18.79

$0.01 – 20.48	490,190	7.77	$14.43	294,857	$12.53

The summary of the status of our unvested stock options as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below.
Unvested stock options:	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	230,210	$7.35

Granted	60,000	7.30
Vested	(91,877)	5.74
Forfeited	(3,000)	8.35

Unvested at June 30, 2010	195,333	$8.13

As of June 30, 2010, there was $1.2 million of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.98 years.  Total compensation expense for stock options was $299,000 and $469,000 for the six months ended June 30, 2009 and 2010, respectively.

Restricted Stock:

On January 4, 2010, we awarded and issued 8,276 shares of restricted stock to three officers and one employee. The restricted stock awarded vests one year from the date of grant. On January 18, 2010, we awarded and issued 5,000 shares of restricted stock to our Chief Executive Officer. The restricted stock vests one year from the date of the grant. Compensation expense related to these restricted stock awards was $123,000 for the six months ended June 30, 2010. As of June 30, 2010, there was a total of $136,000 of unrecognized compensation expenses related to these shares of restricted stock. This remaining compensation expense is expected to be recognized over the remaining six months of 2010.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3) Inventory

As of June 30, 2010 our inventory, net of allowance for obsolescence of $345,000 at December 31, 2009 and $353,000 at June 30, 2010, consisted of the following amounts:
	December 31,	June 30,
	2009	2010
	(in thousands)

Raw materials	$21,633	$20,406
Finished goods	1,584	—
Work in process	820	2,910
	$24,037	$23,316

During the six months ended June 30, 2010, we wrote off $36,000 of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

Revolving Line of Credit Facility.  As of June 30, 2010, the amount available for revolving line of credit advances was $39.5 million.  The amount we could borrow is determined by a borrowing base calculation and is based primarily upon our receivables, equipment and inventory.  We had $500,000 outstanding as of June 30, 2010 on this revolving line of credit facility, and the interest rate was 4.00%. The line of credit was not renewed and the balance was paid in full on July 1, 2010.

$16.9 Million Multiple Advance Term Loan Facility.  As of June 30, 2010 this term loan facility had a principal balance of $4.5 million and the interest rate was 4.00%.

As of June 30, 2010, we were in compliance with all covenants in our Loan Agreement.

(5) Other Long-term Liabilities

As of June 30, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2010 was $276,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended June 30,		Six months Ended June 30,
	2009	2010	2009	2010

Numerator:	(in thousands, except per share data)

Net income	$2,872	$1,544	$6,669	$2,908
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,095	12,104	12,094	12,103

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,095	12,104	12,094	12,103
Dilutive effect of stock options and restricted stock	4	101	8	100
Diluted weighted average shares	12,099	12,205	12,102	12,203

Earnings per common share:
Basic and Diluted	$0.24	$0.13	$0.55	$0.24

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

For the three months ended June 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$1,779	$9,902	$220	$—	$11,901
Operating costs and expenses	1,137	3,792	152	4,427	9,508
Other income/(expense)	—	—	—	13	13
Income before provision for income taxes	$642	$6,110	$68	$(4,414)	$2,406

For the three months ended June 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$4,599	$11,969	$189	$—	$16,757
Operating costs and expenses	3,253	4,152	132	4,589	12,126
Other income/(expense)	—	—	—	(213)	(213)
Income before provision for income taxes	$1,346	$7,817	$57	$(4,802)	$4,418

For the six months ended June 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,241	$19,777	$433	$—	$23,451
Operating costs and expenses	2,128	7,596	306	8,799	18,829
Other income/(expense)	—	—	—	(84)	(84)
Income before provision for income taxes	$1,113	$12,181	$127	$(8,883)	$4,538
*Segment Assets	$—	$—	$—	$184,083	$184,083

For the six months ended June 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$11,528	$24,757	$497	$—	$36,782
Operating costs and expenses	7,782	8,841	347	9,124	26,094
Other income/(expense)	—	—	—	(420)	(420)
Income before provision for income taxes	$3,746	$15,916	$150	$(9,544)	$10,268
*Segment Assets	$—	$—	$—	$180,918	$180,918
* Management does not track assets by segment

NATURAL GAS SERVICES GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2010, we had 1,227 natural gas compressors totaling 160,140 horsepower rented to 97 third parties compared to 1,345 natural gas compressors totaling 168,381 horsepower rented to 99 third parties at June 30, 2009.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and the first half of 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.

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

 NATURAL GAS SERVICES GROUP, INC.

Results of Operations

Three months ended June 30, 2009, compared to the three months ended June 30, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the three and six months ended June 30, 2009 and June 30, 2010.

	Revenue
	(in thousands)
	Three months ended June 30,
	2009		2010
Sales	$4,599	27%	$1,779	15%
Rental	11,969	72%	9,902	83%
Service and Maintenance	189	1%	220	2%
Total	$16,757		$11,901

Total revenue decreased from $16.8 million to $11.9 million, or 29.0%, for the three months ended June 30, 2010, compared to the same period ended June 30, 2009. This was mainly result of decreased compressor unit sales and compressor rental revenue.  Sales revenue decreased 60.9%, rental revenue decreased 17.3%, and service and maintenance revenue increased 16.4%.

Sales revenue decreased from $4.6 million to $1.8 million, or 60.9%, for the three months ended June 30, 2010, compared to the same period ended June 30, 2009.  This decrease is mainly the result of lower demand for our products due to industry declines in capital expenditures which resulted in fewer compressor units sold to third parties from our Tulsa operations.  Sales included: (1) compressor unit sales, (2) flare sales, (3) parts, and (4) compressor rebuilds.

Rental revenue decreased from $11.7 million to $9.9 million, or 15.4%, for the three months ended June 30, 2010, compared to the same period ended June 30, 2009.  This decrease is the result of rental price concessions to our customers and we expect when natural gas prices increase we will again rent the available units. We ended the quarter with 1,806 compressor packages in our rental fleet, up from 1,788 units at June 30, 2009.  The rental fleet had a utilization of 67.9% as of June 30, 2010 compared to 67.1% utilization as of June 30, 2009. This utilization increase is mainly the result of compressor rental units that have been returned to service.

The overall operating margin percentage decreased to 20.1% for the three months ended June 30, 2010, from 27.6% for the same period ended June 30, 2009. The lower margin is mainly the result of the decline in total revenue and the fact that lower sales means SG&A and depreciation, which are mainly fixed, become a larger percentage of our total cost.

Selling, general, and administrative expense decreased from $1.7 million to $1.5 million, or 11.8% for the three months ended June 30, 2010, as compared to the same period ended June 30, 2009.  This decrease is mainly due lower commissions paid to our sales staff.

Depreciation and amortization expense remained flat at from $2.9 million for the three months ended June 30, 2010, compared to the same period ended June 30, 2009.  This was the result of few new gas compressor rental units being added to the rental fleet from June 30, 2009 to June 30, 2010. We added a net 18 compressors to our rental fleet during the twelve month period.

Interest expense decreased 65.6% for the three months ended June 30, 2010, compared to the same period ended June 30, 2009, mainly due to the repayment of $6.5 million on our Line of Credit in January 2010 and the continuing amortization of our term loan. The principal owed under our line of credit on June 30, 2010 was $500,000 compared to $7.0 million on June 30, 2009.

Provision for income tax decreased from $1.5 million to $862,000, or 44.2%, and is the result of the decrease in taxable income. We had an effective rate of 36% for the three months ended June 30, 2010 and 35% for same period in 2009.

Six months ended June 30, 2009, compared to the six months ended June 30, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the six months ended June 30, 2009 and June 30, 2010.
	Revenue
	(in thousands)
	Six months ended June 30,
	2009		2010
Sales	$11,528	32%	$3,241	14%
Rental	24,757	67%	19,777	84%
Service and Maintenance	497	1%	433	2%
Total	$36,782		$23,451

NATURAL GAS SERVICES GROUP, INC.

Total revenue decreased from $36.8 million to $23.5 million, or 36.2%, for the six months ended June 30, 2010, compared to the same period ended June 30, 2009. This was mainly the result of a 71.9% decrease in sales revenue, a decrease in rental revenue of 20.1%, and service and maintenance revenue decreased 12.9%.

Sales revenue decreased from $11.5 million to $3.2 million, or 72.2%, for the six months ended June 30, 2010, compared to the same period ended June 30, 2009. This decrease is the result of lower demand for our products due to an industry slowdown which resulted in fewer compressor unit sales to third parties from our Tulsa and Michigan operations.  Sales from outside sources included: (1) compressor unit sales, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue decreased from $24.8 million to $19.8 million, or 20.1%, for the six months ended June 30, 2010, compared to the same period ended June 30, 2009.  This decrease was the result of rental price concessions to our customer.  We ended the quarter with 1,806 compressor packages in our rental fleet, up from 1,788 units at June 30, 2009.  The rental fleet had a utilization of 67.9% as of June 30, 2010 compared to 67.1% utilization as of June 30, 2009. This utilization increase is mainly the result of compressor rental units that have been returned to service.

The overall operating margin percentage decreased to 19.7% for the six months ended June 30, 2010, from 29.1% for the same period ended June 30, 2009. This is mainly the result of decreased margins of our rental fleet activity. The lower margin is mainly the result of the decline in total revenue and the fact that lower sales means SG&A and depreciation, which are mainly fixed, become a larger percentage of our total cost. The overall margin is also affected by the product mix between rentals and sales since our rental margin is higher it is generally our focus to increase our rentals business.

Selling, general, and administrative expense decreased from $3.2 million, to $3.0 million, or 6.3%, for the six months ended June 30, 2010, as compared to the same period ended June 30, 2009.  This decrease is mainly due lower commissions paid to our sales staff.

Depreciation and amortization expense decreased from $5.9 million, to $5.8 million, or 1.7%, for the six months ended June 30, 2010, compared to the same period ended June 30, 2009.  This was the result of fewer new gas compressor rental units being added to the rental fleet during the first half of 2010 compared to the same period in 2009.

Interest expense decreased 59.6% for the six months ended June 30, 2010, compared to the same period ended June 30, 2009, mainly due to decreased principal balances owed under our bank loan facility including the Line of Credit.

Provision for income tax decreased from $3.6 million to $1.6 million, or 55.6%, and is the result of the decrease in taxable income.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2009 and June 30, 2010 are set forth below:

	December 31,	June 30,
	2009	2010
	(in thousands)

Current Assets:
Cash and cash equivalents	$23,017	$23,833
Trade accounts receivable, net	7,314	3,214
Inventory, net	24,037	23,316
Prepaid income taxes	1,556	2,674
Prepaid expenses and other	279	347
Total current assets	56,203	53,384
Current Liabilities:
Current portion of long-term debt	3,378	3,378
Line of credit	7,000	500
Accounts payable	2,239	1,692
Accrued liabilities	1,485	2,176
Current portion of tax liability	1,708	2,475
Deferred income	90	172
Total current liabilities	15,900	10,393
Total working capital	$40,303	$42,991

NATURAL GAS SERVICES GROUP, INC.

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2010, we invested $6.0 million in equipment for our rental fleet and service vehicles. Even though we have rental equipment idle we often do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.   We financed this activity with cash flow from operations and cash on hand. In addition, we repaid $8.2 million of our existing debt.
Cash flows

At June 30, 2010, we had cash and cash equivalents of $23.8 million compared to $23.1 million at December 31, 2009.  This increase was mainly resulted cash flow provided from operations of $15.0 offset by a repayment of our line of credit $6.5 million and capital expenditures of $6.0 million during the six months ended June 30, 2010.  We had working capital of $43.0 million at June 30, 2010 compared to $40.3 million at December 31, 2009. At June 30, 2010, our total debt was $5.0 million of which $3.9 million was classified as current compared to $13.2 million and $10.4 million, respectively at December 31, 2009. We had positive net cash flow from operating activities of $15.0 million during the first six months of 2010 compared to $16.9 million for the first six months of 2009.  The cash flow from operations of $15.0 million was primarily the result of the net income of $2.9 million and the non cash items of depreciation and taxes of $6.9 million and a reduction in accounts receivable of $4.1 million.

Accounts receivable decreased $4.1 million to $3.2 million June 30, 2010 compared to $7.3 million at December 31, 2009.  This decrease largely reflects the timing of collections and a slowdown in compressor unit sales during the first six months of 2010.

Inventory decreased $946,000 to $23.3 million at June 30, 2010 compared to $24.1 million at December 31, 2009. This decrease is mainly the result of our decreased manufacturing and purchasing activity.

Long-term debt decreased $8.2 million to $5.0 million at June 30, 2010, compared to $13.2 million at December 2009. This decrease is mainly the result of the normal debt amortization and a repayment of $6.5 million of our line of credit.

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

Senior Bank Borrowings

Revolving Line of Credit Facility.  As of June 30, 2010 we had a $40 million dollar bank line of credit with an available balance of $39.5 million which expired on July 1, 2010.  Thus, the outstanding principal of $500,000 and unpaid interest was paid on July 1, 2010.  The line of credit was not renewed and we are currently negotiating with other banks to replace our line of credit.   In January 2010, we paid down the line of credit to $500,000.  Our expectation is to replace this line of credit; however, in the event this line of credit is not  replaced, we anticipate this event will have little to no affect on our operations as a whole.

$16.9 Million Multiple Advance Term Loan Facility.  As of June 3, 2010, this term loan facility had a principal balance of $4.5 million and the interest rate is 4.0%. As of June 30, 2010, we were in compliance with all covenants in our Loan Agreement.

Other

As of June 30, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of June 30, 2010 was $276,000.

NATURAL GAS SERVICES GROUP, INC.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2010(1)	2011	2012	2013	2014	Thereafter	Total
Term loan facility (secured)	$1,688	$2,817	$—	$—	$—	$—	$4,505
Interest on term loan facility(2)	76	51	—	—	—	—	127
Line of credit (secured)(3)	500	—	—	—	—	—	500
Purchase obligations	246	956	956	956	956	436	4,506
Other long term debt	—	—	—	—	558	—	558
Facilities and office leases	174	294	244	167	17	—	896
Total	$2,684	$4,118	$1,200	$1,123	$1,531	$436	$11,092

(1)	For the six months remaining in 2010.
(2)	Assumes an interest rate of 4.0%.
(3)	Paid on July 1, 2010.
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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2010, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of June 30, 2010 was $276,000.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause NGS’s actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for NGS’s products and services; and new governmental safety, health and environmental regulations which could require NGS to make significant capital expenditures. The forward-looking statements included in this Form 10-K are only made as of the date of this report, and NGS undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of June 30, 2010 and were determined based upon interest rates currently available to us.

NATURAL GAS SERVICES GROUP, INC.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2% (but never lower than 4% or higher than 8.75%) for our term loan facility and Prime Rate less 1/4% (but never lower than 4% or higher than 8.75%) for our revolving line of credit facility.  Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of June 30, 2010, we were not using any derivatives to manage interest rate risk.

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

4.10
Form of Certificate of Designation with respect to Preferred Stock (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.11
Form of Rights Agreement, including Form of Rights Certificate (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

NATURAL GAS SERVICES GROUP, INC.

10.1
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2004)

10.2
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.3	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.4	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.5
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.6
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.7
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.8
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.9	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

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

August 5, 2010

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

4.10
Form of Certificate of Designation with respect to Preferred Stock (Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.11
Form of Rights Agreement, including Form of Rights Certificate (Incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

NATURAL GAS SERVICES GROUP, INC.

10.1
Lease Agreement, dated March 1, 2004, between the Registrant and the City of Midland, Texas (Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2004)

10.2
Seventh Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.3	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank.

10.4	Revolving Line of Credit Promissory Note issued to Western National Bank.

10.5
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.6
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.7
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.8
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 18, 2009 and filed with the Securities and Exchange Commission on June 18, 2009.)

10.9	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

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