Form 10-Q
period 2010-09-30
NATURAL GAS SERVICES GROUP INC
filed 2010-11-03
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010
Common Stock, $0.01 par value	12,123,899

NATURAL GAS SERVICES GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	September 30,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,017	$22,863
Trade accounts receivable, net of allowance for doubtful accounts of $363 and $149, respectively	7,314	5,139
Inventory, net of allowance for obsolescence of $345 and $291, respectively	24,037	22,825
Prepaid income taxes	1,556	1,937
Prepaid expenses and other	279	361
Total current assets	56,203	53,125

Rental equipment, net of accumulated depreciation of $34,008 and $41,515, respectively	110,263	115,079
Property and equipment, net of accumulated depreciation of $7,210 and $7,536, respectively	7,626	6,994
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,497 and $1,692, respectively	2,721	2,526
Other assets	19	26
Total assets	$186,871	$187,789

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$3,378
Line of credit	7,000	—
Accounts payable	2,239	3,143
Accrued liabilities	1,485	2,539
Current income tax liability	1,708	546
Deferred income	90	1,650
Total current liabilities	15,900	11,256

Long-term debt, less current portion	2,817	283
Deferred income tax payable	25,498	27,583
Other long-term liabilities	558	536
Total liabilities	44,773	39,658

Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,101 and 12,111 shares issued and outstanding, respectively	121	121
Additional paid-in capital	84,570	85,542
Retained earnings	57,407	62,468
Total stockholders' equity	142,098	148,131
Total liabilities and stockholders' equity	$186,871	$187,789

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenue:
Sales, net	$5,285	$3,695	$16,813	$6,936
Rental income	10,840	10,326	35,597	30,103
Service and maintenance income	255	224	752	656
Total revenue	16,380	14,245	53,162	37,695

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	3,641	2,201	11,423	4,329
Cost of rentals, exclusive of depreciation stated separately below	3,870	4,188	12,711	11,784
Cost of service and maintenance, exclusive of depreciation stated separately below	174	144	521	450
Selling, general, and administrative expense	1,582	1,359	4,813	4,379
Depreciation and amortization	2,902	2,990	8,795	8,770
Total operating costs and expenses	12,169	10,882	38,263	29,712

Operating income	4,211	3,363	14,899	7,983

Other income (expense):
Interest expense	(148)	(40)	(462)	(168)
Other income (expense)	9	53	(97)	96
Total other income (expense)	(139)	13	(559)	(72)

Income before provision for income taxes	4,072	3,376	14,340	7,911

Provision for income taxes	1,429	1,223	5,028	2,852

Net income	$2,643	$2,153	$9,312	$5,059

Earnings per share:
Basic	$0.22	$0.18	$0.77	$0.42
Diluted	$0.22	$0.18	$0.77	$0.41
Weighted average shares outstanding:
Basic	12,097	12,108	12,095	12,105
Diluted	12,135	12,196	12,127	12,204

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Nine months ended September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,312	$5,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,795	8,770
Deferred taxes	5,028	2,085
Employee stock options expense	479	874
Gain on disposal of assets	(52)	(47)
Changes in current assets and liabilities:
Trade accounts receivables, net	5,029	2,175
Inventory, net	5,965	1,437
Prepaid income taxes and prepaid expenses	(821)	(463)
Accounts payable and accrued liabilities	(9,371)	1,958
Current income tax liability	(256)	(1,162)
Deferred income	273	1,560
Other	—	(5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,381	22,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,847)	(12,985)
Redemption of short-term investments	2,300	—
Proceeds from sale of property and equipment	142	47
NET CASH USED IN INVESTING ACTIVITIES	(5,405)	(12,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	500	—
Proceeds from other long-term liabilities, net	119	(22)
Repayments of long-term debt	(2,533)	(2,534)
Repayments of line of credit	(489)	(7,000)
Proceeds from exercise of stock options	10	99
NET CASH USED IN FINANCING ACTIVITIES	(2,393)	(9,457)

NET CHANGE IN CASH	16,583	(154)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,149	23,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,732	$22,863
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$414	$202
Income taxes paid	$925	$2,137

NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$1,286	$225

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC.

Notes to Condensed Financial Statements
(unaudited)

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

The accompanying unaudited condensed financial statements present the condensed results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2010 and the results of our operations for the three and nine months ended September 30, 2009 and 2010 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) (SFAS 167).   ASC 810 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC 810 did not have a material impact on our financial statements.

In September 2009, the FASB issued guidance to change financial reporting by enterprises involved with VIEs. The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010. We do not have any interests in variable interest entities; therefore, this standard did not have any impact on our financial statements.

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

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after September 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard is not expected to have any impact on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the nine months ended September 30, 2010 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2009	437,877	$13.88	8.02	$2,260
Granted	60,000	18.32	8.00	—
Exercised	(9,854)	9.91	—	64
Cancelled/Forfeited	(17,167)	18.11	—	2
Outstanding, September 30, 2010	470,856	$14.38	7.48	$1,129

Exercisable, September 30, 2010	307,940	$12.82	6.77	$1,032

We granted 30,000 options to our Chief Executive Officer on January 28, 2010 at an exercise price of $19.94 with a three year vesting period.  We granted 30,000 options to the non-executive members of the board of directors on March 23, 2010 at an exercise price of $16.74 vesting quarterly through December 2010.

NATURAL GAS SERVICES GROUP, INC.

The following table summarizes information about the stock options outstanding at September 30, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.01 – 5.58	19,000	2.31	$4.24	19,000	$4.24

5.59 – 9.43	121,023	6.64	8.49	121,023	8.49

9.44 – 15.60	72,500	7.13	12.52	52,500	13.50

15.61 – 20.48	258,333	8.36	18.40	115,417	18.48

$0.01 – 20.48	470,856	7.48	$14.38	307,940	$12.82

The summary of the status of our unvested stock options as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below.
Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	230,210	$7.40
Granted	60,000	7.30
Vested	(116,377)	5.98
Forfeited	(10,917)	7.35
Unvested at September 30, 2010	162,916	$8.38

As of September 30, 2010, there was $961,000 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.84 years.  Total compensation expense for stock options was $479,000 and $676,000 for the nine months ended September 30, 2009 and 2010, respectively.

Restricted Stock:

On January 4, 2010, we awarded and issued 8,276 shares of restricted stock to three officers and one employee. The restricted stock awarded vests one year from the date of grant. On January 18, 2010, we awarded and issued 5,000 shares of restricted stock to our Chief Executive Officer. The restricted stock vests one year from the date of the grant. Compensation expense related to these restricted stock awards was $198,000 for the nine months ended September 30, 2010. As of September 30, 2010, there was a total of $61,000 of unrecognized compensation expenses related to these shares of restricted stock. This remaining compensation expense is expected to be recognized over the remaining three months of 2010.

NATURAL GAS SERVICES GROUP, INC.

(3) Inventory

Our inventory, net of allowance for obsolescence of $345,000 at December 31, 2009 and $291,000 at September 30, 2010, consisted of the following amounts:
	December 31,	September 30,
	2009	2010
	(in thousands)
Raw materials	$21,633	$20,156
Finished goods	1,584	—
Work in process	820	2,669
	$24,037	$22,825

During the nine months ended September 30, 2010, we wrote off $178,000 of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

Revolving Line of Credit Facility.  Our $40 million line of credit expired on July 1, 2010 and was not renewed. The outstanding principal balance was paid in full on July 1, 2010.

$16.9 Million Multiple Advance Term Loan Facility.  As of September 30, 2010 this term loan facility had a principal balance of $3.7 million and the interest rate was 4.00%.

As of September 30, 2010, we were in compliance with all covenants in our Loan Agreement.

(5) Other Long-term Liabilities

As of September 30, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2010 was $261,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months Ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
Numerator:
Net income	$2,643	$2,153	$9,312	$5,059
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,097	12,108	12,095	12,105

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,097	12,108	12,095	12,105
Dilutive effect of stock options and restricted stock	38	88	32	99
Diluted weighted average shares	12,135	12,196	12,127	12,204

Earnings per common share:
Basic	$0.22	$0.18	$0.77	$0.42
Diluted	$0.22	$0.18	$0.77	$0.41

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

For the three months ended September 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,695	$10,326	$224	$—	$14,245
Operating costs and expenses	2,201	4,188	144	4,349	10,882
Other income/(expense)	—	—	—	13	13
Income before provision for income taxes	$1,494	$6,138	$80	$(4,336)	$3,376

For the three months ended September 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$5,285	$10,840	$255	$—	$16,380
Operating costs and expenses	3,641	3,870	174	4,484	12,169
Other income/(expense)	—	—	—	(139)	(139)
Income before provision for income taxes	$1,644	$6,970	$81	$(4,623)	$4,072

For the nine months ended September 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$6,936	$30,103	$656	$—	$37,695
Operating costs and expenses	4,329	11,784	450	13,149	29,712
Other income/(expense)	—	—	—	(72)	(72)
Income before provision for income taxes	$2,607	$18,319	$206	$(13,221)	$7,911
*Segment Assets	$—	$—	$—	$187,789	$187,789

For the nine months ended September 30, 2009 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$16,813	$35,597	$752	$—	$53,162
Operating costs and expenses	11,423	12,711	521	13,608	38,263
Other income/(expense)	—	—	—	(559)	(559)
Income before provision for income taxes	$5,390	$22,886	$231	$(14,167)	$14,340
*Segment Assets	$—	$—	$—	$184,273	$184,273
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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2010, we had 1,266 natural gas compressors totaling 167,869 horsepower rented to 101 third parties compared to 1,239 natural gas compressors totaling 157,028 horsepower rented to 90 third parties at September 30, 2009.

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

Results of Operations

Three months ended September 30, 2009, compared to the three months ended September 30, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the three and nine months ended September 30, 2009 and September 30, 2010.

	Revenue
	(in thousands)
	Three months ended September 30,
	2009		2010
Sales	$5,285	32%	$3,695	26%
Rental	10,840	66%	10,326	72%
Service and Maintenance	255	2%	224	2%
Total	$16,380		$14,245

Total revenue decreased from $16.4 million to $14.2 million, or 13.0%, for the three months ended September 30, 2010, compared to the same period ended September 30, 2009. This was mainly result of decreased compressor unit sales and compressor rental revenue.  Sales revenue decreased 30.1%, rental revenue decreased 4.7%, and service and maintenance revenue decreased 12.2%.

Sales revenue decreased from $5.3 million to $3.7 million, or 30.1%, for the three months ended September 30, 2010, compared to the same period ended September 30, 2009.  This decrease is mainly the result of lower demand for our products due to industry declines in capital expenditures which resulted in fewer compressor units sold to third parties from our Tulsa operations.  Sales included: (1) compressor unit sale, (2) flare sales, (3) parts, and (4) compressor rebuilds.

Rental revenue decreased from $10.8 million to $10.3 million, or 4.7%, for the three months ended September 30, 2010, compared to the same period ended September 30, 2009.  This decrease is the result of rental price concessions to our customers.  We ended the quarter with 1,849 compressor packages in our rental fleet, up from 1,772 units at September 30, 2009.  The rental fleet had a utilization of 68.5% as of September 30, 2010 compared to 69.9% utilization as of September 30, 2009. This utilization decrease is mainly the result of compressor rental units that have not yet returned to service.  We expect when natural gas prices increase we will again rent the available units.

NATURAL GAS SERVICES GROUP, INC.

The overall operating margin percentage decreased to 23.6% for the three months ended September 30, 2010, from 25.7% for the same period ended September 30, 2009. The lower margin is mainly the result of the decline in total revenue and the fact that lower sales means SG&A and depreciation, which are mainly fixed, become a larger percentage of our total cost.

Selling, general, and administrative expense decreased from $1.6 million to $1.4 million, or 14.1% for the three months ended September 30, 2010, as compared to the same period ended September 30, 2009.  This decrease is mainly due to lower commissions, administrative salaries, and legal fees.

Depreciation and amortization expense increased to $3.0 million for the three months ended September 30, 2010, compared to $2.9 million for the same period ended September 30, 2009.  This was the result of a few new gas compressor rental units being added to the rental fleet from September 30, 2009 to September 30, 2010. We added a net 77 compressors to our rental fleet during the twelve month period.

Interest expense decreased 73.0% for the three months ended September 30, 2010, compared to the same period ended September 30, 2009, mainly due to the repayment of $7 million on our line of credit during 2010 and the continuing amortization of our term loan.

Provision for income tax decreased from $1.4 million to $1.2, or 14.4%, and is the result of the decrease in taxable income. We had an effective rate of 36% for the three months ended September 30, 2010 and 35% for same period in 2009.

Nine months ended September 30, 2009, compared to the nine months ended September 30, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the nine months ended September 30, 2009 and September 30, 2010.
	Revenue
	(in thousands)
	Nine months ended September 30,
	2009		2010
Sales	$16,813	32%	$6,936	18%
Rental	35,597	67%	30,103	80%
Service and Maintenance	752	1%	656	2%
Total	$53,162		$37,695

Total revenue decreased from $53.2 million to $37.7 million, or 29.1%, for the nine months ended September 30, 2010, compared to the same period ended September 30, 2009. This was mainly the result of a 58.8% decrease in sales revenue, a decrease in rental revenue of 15.4%, and service and maintenance revenue decreased 12.8%.

Sales revenue decreased from $16.8 million to $6.9 million, or 58.8%, for the nine months ended September 30, 2010, compared to the same period ended September 30, 2009. This decrease is the result of lower demand for our products due to an industry slowdown which resulted in fewer compressor unit sales to third parties from our Tulsa and Michigan operations.  Sales included: (1) compressor unit sale, (2) flare sales, (3) parts sales, (4) compressor rebuilds and (5) rental unit sales.

Rental revenue decreased from $35.6 million to $30.1 million, or 15.4%, for the nine months ended September 30, 2010, compared to the same period ended September 30, 2009.  This decrease was the result of rental price concessions to our customers and returned rental units.  We ended the quarter with 1,849 compressor packages in our rental fleet, up from 1,772 units at September 30, 2009.  The rental fleet had a utilization of 68.5% as of September 30, 2010 compared to 69.9% utilization as of September 30, 2009. This utilization decrease is mainly the result of compressor rental units returned by our customers and that have not yet returned to service.

The overall operating margin percentage decreased to 21.2% for the nine months ended September 30, 2010, from 28.0% for the same period ended September 30, 2009. This is mainly the result of decreased margins of our rental fleet activity and the fact that the decline in total revenue means that SG&A and depreciation, which are mainly fixed, become a larger percentage of our total cost. The overall margin is also affected by the product mix between rentals and sales since our rental margin is higher it is generally our focus to increase our rentals business.

Selling, general, and administrative expense decreased from $4.8 million, to $4.4 million, or 9.0%, for the nine months ended September 30, 2010, as compared to the same period ended September 30, 2009.  This decrease is mainly due to lower commissions, administrative salaries, legal fees and accounting compliance expenses.

NATURAL GAS SERVICES GROUP, INC.

Depreciation and amortization expense remained flat at $8.8 million for the nine months ended September 30, 2010 and for the same period ended September 30, 2009.  Normally we would experience an increase but with fewer new gas compressor rental units being added to the rental fleet in the current year and continuing depreciation the expense was flat during the period of 2010 compared to the same period in 2009.

Interest expense decreased 63.6% for the nine months ended September 30, 2010, compared to the same period ended September 30, 2009, mainly due to decreased principal balance owed under our bank loan facility and pay off of the outstanding balance on our line of credit which expired in July 2010.

Income tax expense decreased from $5.0 million to $2.9 million, or 43.3%, and is the result of the decrease in taxable income.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2009 and September 30, 2010 are set forth below:

	December 31,	September 30,
	2009	2010
	(in thousands)

Current Assets:
Cash and cash equivalents	$23,017	$22,863
Trade accounts receivable, net	7,314	5,139
Inventory, net	24,037	22,825
Prepaid income taxes	1,556	1,937
Prepaid expenses and other	279	361
Total current assets	56,203	53,125
Current Liabilities:
Current portion of long-term debt	3,378	3,378
Line of credit	7,000	—
Accounts payable	2,239	3,143
Accrued liabilities	1,485	2,539
Current portion of tax liability	1,708	546
Deferred income	90	1,650
Total current liabilities	15,900	11,256
Total working capital	$40,303	$41,869

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2010, we invested $13.0 million in equipment for our rental fleet and service vehicles. Even though we have rental equipment idle we often do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.   We financed this activity with cash flow from operations and cash on hand. In addition, we repaid $9.5 million of our existing debt during the nine months ended September 30, 2010.

Cash flows

At September 30, 2010, we had cash and cash equivalents of $22.9 million compared to $23.0 million at December 31, 2009.  Our cash flow from operations of $22.2 million was offset by a repayment of approximately $7.0 million on our line of credit and capital expenditures of $13.0 million during the nine months ended September 30, 2010.  We had working capital of $41.9 million at September 30, 2010 compared to $40.3 million at December 31, 2009. At September 30, 2010, our total debt was $3.7 million of which $3.4 million was classified as current compared to $13.2 million and $10.4 million, respectively at December 31, 2009. We had positive net cash flow from operating activities of $22.2 million during the first nine months of 2010 compared to $24.4 million for the first nine months of 2009.  The cash flow from operations of $22.2 million was primarily the result of the net income of $5.1 million and the non cash items of depreciation and taxes of $10.9 million, a reduction in accounts receivable of $2.2 million, an increase in deferred income of $1.6 million and an increase in accounts payable of $2.0 million.

NATURAL GAS SERVICES GROUP, INC.

Accounts receivable decreased $2.2 million to $5.1 million September 30, 2010 compared to $7.3 million at December 31, 2009.  This decrease largely reflects the timing of collections and a slowdown in compressor unit sales during the first nine months of 2010.

Inventory decreased $1.2 million to $22.8 million at September 30, 2010 compared to $24.0 million at December 31, 2009. This decrease is mainly the result of utilizing existing stock for the manufacturing activity during the third quarter of 2010.

Long-term debt decreased $9.5 million to $3.7 million at September 30, 2010, compared to $13.2 million at December 2009. This decrease is mainly the result of the normal debt amortization and a repayment of $7.0 million of our line of credit.

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

Senior Bank Borrowings

Revolving Line of Credit Facility.  Our $40 million line of credit expired on July 1, 2010 and was paid in full at the time.  The line of credit was not renewed and we are currently negotiating with another bank to replace our line of credit. Our expectation is to replace this line of credit; however, in the event this line of credit is not  replaced, we anticipate this event will have little to no affect on our operations as a whole.

$16.9 Million Multiple Advance Term Loan Facility.  As of September 30, 2010, this term loan facility had a principal balance of $3.7 million and the interest rate is 4.0%. As of September 30, 2010, we were in compliance with all covenants in our Loan Agreement.

Other

As of September 30, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2010 was $261,000.

NATURAL GAS SERVICES GROUP, INC.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2010(1)	2011	2012	2013	2014	Thereafter	Total
Term loan facility (secured)	$844	$2,817	$—	$—	$—	$—	$3,661
Interest on term loan facility(2)	34	51	—	—	—	—	85
Purchase obligations	170	956	956	956	956	436	4,430
Other long term debt	—	—	—	—	558	—	558
Facilities and office leases	91	294	244	167	17	—	813
Total	$1,139	$4,118	$1,200	$1,123	$1,531	$436	$9,547

(1)	For the three months remaining in 2010.
(2)	Assumes an interest rate of 4.0%.

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

In September 2009, the FASB issued guidance to change financial reporting by enterprises involved with VIEs. The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010. We do not have any interests in variable interest entities; therefore, this standard did not have any impact on our financial statements.

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

NATURAL GAS SERVICES GROUP, INC.

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after September 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard is not expected to have any impact on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2010, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2010 was $261,000.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause NGS’s actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for NGS’s products and services; and new governmental safety, health and environmental regulations which could require NGS to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and NGS undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of September 30, 2010 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Our Loan Agreement provides for Prime Rate less 1/2% (but never lower than 4% or higher than 8.75%) for our term loan facility. Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of September 30, 2010, we were not using any derivatives to manage interest rate risk.

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

10.2	Amended and Restated Loan Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated October 26, 2006 and filed with the Securities and Exchange Commission on November 1, 2006

10.3
Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank. (Incorporated by reference to Exhibit 10.14 of the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and filed with the Securities Exchange  Commission on August 7, 2008.)

10.4	Revolving Line of Credit Promissionary Note issued to Western National Bank. (Incorporated be reference to Exhibit 10.15 of the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and filed with the Securities and Exchange Commission on August 7, 2008.)

10.5
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.6
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.7
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.8
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

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

November 3, 2010

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

10.3	Eighth Amended and Restated Loan Agreement between Natural Gas Services Group, Inc. and Western National Bank. (Incorporated by reference to Exhibit 10.14 of the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and filed with the Securities Exchange Commission on August 7, 2008.)

10.4	Revolving Line of Credit Promissory Note issued to Western National Bank. (Incorporated by reference to Exhibit 10.15 of the registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and filed with the Securities Exchange Commission on August 7, 2008.)

10.5
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 25, 2008 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008)

10.6
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.7
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.8
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

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