Form 10-K
period 2010-12-31
NATURAL GAS SERVICES GROUP INC
filed 2011-03-10
CIK 1084991

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2010
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
Yes ☐                  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2010 was approximately $175,117,253, based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 8, 2011, there were 12,186,053 shares of common stock outstanding.

Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 15, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•	conditions in the oil and natural gas industry, including the demand for natural gas and wide fluctuations in the prices of oil and natural gas;

•	regulation or prohibition of new well completion techniques;

•	competition among the various providers of compression services and products;

•	changes in safety, health and environmental regulations;

•	changes in economic or political conditions in the markets in which we operate;

•	failure of our customers to continue to rent equipment after expiration of the primary rental term;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our debt;

•	future capital requirements and availability of financing;

•	fabrication and manufacturing costs;

•	general economic conditions;

•	events similar to September 11, 2001; and

•	fluctuations in interest rates.

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

We increased our revenue to $53.9 million in 2010 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $11.4 million from $1.8 million.  Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 1,909 compressors at December 31, 2010.

    Our revenue decreased from $67.8 million to $53.9 million for the year ended December 31, 2010, compared to the same year ended December 31, 2009.

Net income for the year ended December 31, 2010 decreased 36.2% to $7.0 million ($0.58 per diluted share), as compared to $11.0 million ($0.91 per diluted share) for the year ended December 31, 2009.

At December 31, 2010, current assets were $48.3 million, which included $19.1 million of cash and cash equivalents.  Current liabilities were $7.9 million, and the current portion of our line of credit was $2.0 million.  Our stockholders' equity as of December 31, 2010 was $150.6 million.

We were incorporated in Colorado on December 17, 1998  and  maintain our principal offices at 508 W. Wall St., Suite 550, Midland, Texas 79701 and our telephone number is (432) 262-2700.  Our website is located at http://www.ngsgi.com.  The information on or that can be accessed through our website is not part of this Annual Report on Form 10-K.

Overview and Outlook

The market for compression equipment and services is substantially dependent on the condition of the natural gas industry and, to a lesser extent, the oil industry.  In particular, the willingness of natural gas and oil companies to make capital expenditures on exploration, drilling and production of natural gas and oil in the U.S.  The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous factors, including the level of supply or demand for natural gas and the impact on price of natural gas, worldwide economic activity, interest rates and the cost of capital, environmental regulation, seasonal fluctuations and weather patterns.  Natural gas and oil prices and the level of production activity have historically been characterized by significant volatility.  Increasing oil and natural gas prices from 2005 through mid-2008 resulted in natural gas and oil operators increasing capital spending for exploration, development and production programs.  However, in mid-2008, natural gas and oil prices began to decline. This decline resulted in reduced production and capital spending by some natural gas and oil companies and may result in additional reductions in capital spending.

The reduction in capital expenditures and production in the natural gas and oil industry, combined with continuing problems in the global economy, led to a downturn in the demand for our products and services in 2009 which continued in 2010, including reductions in the utilization rate on our rental fleet and in our sales backlog.  See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States increased 5.7% for the twelve months ended November 2010 compared to the same period 2009.  EIA expects total natural gas consumption to be flat in 2011 and increase 1.0 percent in 2012.  While we anticipate long-term increased demand for natural gas, we expect our business to remain flat for 2011.

Long-Term Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue.  Uncertainty continues to exist as to the direction of future United States and worldwide natural gas and crude oil price trends.  Over the last several years gas prices have not shown the resiliency that crude oil prices have.  We believe that natural gas is a more environmentally friendly source of energy which is likely to result in increases in demand.  Being primarily a provider of services and equipment to natural gas producers, we are more significantly impacted by changes in natural gas prices than by changes in crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal.

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

Notwithstanding the current downturn in natural gas prices, we believe that there will continue to be a growing demand for natural gas.  We expect long-term demand for our products and services will rise as a result of:

•	the increasing demand for and limited supply of energy, both domestically and abroad;

•	continued non-conventional gas exploration and production;

•	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

•	the cost savings of using natural gas rather than electricity for heat generation;

•	implementation of international environmental and conservation laws;

•	the aging of producing natural gas reserves worldwide; and

•	the extensive supply of undeveloped non-conventional natural gas reserves.

Our Operating Units

We identify our segments based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.  Please refer to Note 10 on page F-17 of the Notes to Financial Statements.

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

As of December 31, 2010, we had 1,909 natural gas compressors in our rental fleet totaling approximately 248,648 horsepower, as compared to 1,776 natural gas compressors totaling approximately 223,694 horsepower at December 31, 2009.  As of December 31, 2010, we had 1,297 natural gas compressors totaling approximately 174,515 horsepower rented to 97 third parties, compared to 1,159 natural gas compressors totaling approximately 146,512 horsepower rented to 91 third parties at December 31, 2009. As of December 31, 2010, the utilization rate of our rental fleet was 67.9% compared to 65.3% as of December 31, 2009.

Engineered Equipment Sales.  This segment includes the following components:

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

Business Strategy

During the downturn in the economy, our strategy was to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As we see the economy recover, we will continue with this strategy to ensure that growth is balanced with appropriate business risk.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•
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

•
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

•
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

Major Customers

Sales and rental income to Devon Energy Production Inc. in the year ended December 31, 2010 amounted to  19% of revenue.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2009 amounted to 21% and 21% of revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2008 amounted to 26% and 14% of revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2010, 2009 or 2008.  BP and Devon Energy Production Inc. amounted to 19% and 10% of our accounts receivable as of December 31, 2010, respectively.  XTO Energy, Inc. and Devon Energy Production amounted to 33% and 11%, respectively, of our accounts receivable as of December 31, 2009.  No other customers amounted to more than 10% of our accounts receivable as of December 31, 2009 and 2010.  The loss of either of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Compressor industry participants can achieve significant advantages through increased size and geographic breadth.  As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory do not increase proportionately.

Backlog

As of December 31, 2010, we had a sales backlog of approximately $1.9 million compared to $211,000 as of December 31, 2009.  We expect to fulfill the backlog in 2011.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2010, we had 234 total employees.  No employees are represented by a labor union and we believe we have good relations with our employees.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, caterings, fires, and oil spills.  We maintain liability insurance that we believe is customary in the industry and which includes environmental cleanup, but excludes product warranty insurance because the majority of components on our compressor unit are covered by the manufacturers.  We also maintain insurance with respect to our facilities.  Based on our historical experience, we believe that our insurance coverage is adequate.  However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses.  In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

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

The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, commonly known as CERCLA, and comparable state statutes impose strict liability on:

•	owners and operators of sites, and

•	persons who disposed of or arranged for the disposal of "hazardous substances" found at sites.

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

Available Information

                   We use our website as a channel of distribution for company information.  We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.  We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors.   Paper copies of our filings are also available, without charge upon written request, at Natural Gas Services Group, Inc., 508 West Wall Street, Suite 550, Midland, Texas 79701.  We do not intend for information contained in our website to be part of this report.

Glossary of Industry Terms

"coal bed methane" – A natural gas generated during coal formation and provided from coal seams or adjacent sandstones.

"gas shale" – Fine grained rocks where the predominant gas storage mechanism is absorption and gas is stored in volumes that are potentially economic.

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

ITEM 1A.                      RISK FACTORS

You should carefully consider the following risks associated with owning our common stock.   Although the risks described below are the risks that we believe are material, they are not the only risks relating to our industry, our business and our common stock.  Additional risks and uncertainties, including those that we have not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations.

Risks Associated With Our Industry

Adverse macroeconomic and business conditions may significantly and negatively affect our results of operations.

Continued weak economic conditions in the United States and abroad have, and will likely continue to, substantially affect our revenue and profitability. The domestic and global financial crisis, continued fluctuating  natural gas prices, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or worsen.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition.

Decreased oil and natural gas prices and oil and gas industry expenditure levels could adversely affect our revenue.

Our revenue is derived primarily from expenditures in the oil and natural gas industry, which, in turn, are based on budgets to explore for, develop and produce oil and natural gas.  When these expenditures decline, our revenue will suffer.  The industry’s willingness to explore for, develop and produce oil and natural gas depends largely upon the prevailing view of future oil and natural gas prices.  Prices for oil and natural gas historically have been, and are likely to continue to be, highly volatile.  Many factors affect the supply and demand for oil and natural gas and, therefore, influence oil and natural gas prices, including:

•	the level of oil and natural gas production;

•	the level of oil and natural gas inventories;

•	domestic and worldwide demand for oil and natural gas;

•	the expected cost of developing new reserves;

•	the cost of producing oil and natural gas;

•	the level of drilling and completions activity;

•	inclement weather;
domestic and worldwide economic activity;

•	regulatory and other federal and state requirements in the United States;

•	the ability of the Organization of Petroleum Exporting Countries and other large producers to set and maintain production levels and prices for oil;

•	political conditions in or affecting oil and natural gas producing countries;

•	terrorist activities in the United States and elsewhere;

•	the cost of developing alternate energy sources;

•	environmental regulation; and

•	tax policies.

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

Increased regulation or ban of current Fracturing techniques could reduce demand for our compressors

Fracturing (frac) is a process that results in the creation of fractures in geological formations  in order to stimulate production from oil and gas wells.  Fracturing is also done to increase the rate and ultimate recovery of oil and natural gas. Hydraulic frac is the technique that has allowed domestic oil and natural gas exploration and production companies to produce massive shale deposits often referred to as unconventional plays. Concerns have been raised over possible environmental damages related to fluids used in the frac process.  In June, the FRAC (Fracturing Responsibility and Awareness of Chemicals) Act was introduced in Congress via companion bills in the House and Senate. The FRAC Act seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level.

The ban of hydraulic fracing would likely halt some projects including unconventional projects, at least temporarily. Expanded regulations are likely to introduce a period of uncertainty as companies determine ways to proceed.  Any curtailment could result in a reduction of demand for our compressors, potentially effecting both sales and rentals of our units.

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

Risks Associated With Our Company

As of December 31, 2010, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

We might be unable to employ qualified technical personnel, which could hamper our present operations or increase our costs.

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

During 2011, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, and we do not anticipate that demand exceeding what we can fund with internally generated funds and additional bank borrowing with our current bank line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2011, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2011, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies. Several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern.  Of our $20 million line of credit, we owe $2.0 million as of December 31, 2010.  All outstanding principal and unpaid interest is due on December 31, 2011.     Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

 We believe that the lender participating in our current credit facility  has adequate capital and resources; however, we can provide no assurance that these lenders will continue to operate as a going concern in the future. If our current  lender were to fail, it is possible that the borrowing capacity under our credit facility would be reduced or eliminated. In the event that the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (1) obtaining commitments from other banks to fund increased amounts under the terms of our credit facility, (2) accessing the public capital markets, or (3) delaying certain projects. If it became necessary to access additional capital, any alternatives at the time may be on terms less favorable than under our existing credit facility terms, which could have a material effect on our consolidated financial position, results of operations and cash flows.  If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available to us on acceptable terms, we may be unable take advantage of business opportunities or respond to competitive pressures, either of which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Our current debt level may negatively impact our current and future financial stability.

As of December 31, 2010, we had an aggregate of approximately $2 million of outstanding indebtedness, and accounts payable and accrued expenses of approximately $5.5 million.  As a result of our  indebtedness, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2011.  If we are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

As of December 31, 2010, we had $2.0 million due as a current liability under our Line of Credit facility which allows us to borrow up to $20.0 million provided we maintain certain collateral and borrowing base requirements. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the facility at any given time.  If this were to occur, we may be forced to:

•	sell assets at disadvantageous prices;

•	obtain additional financing; or

•	refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current bank loan agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our loan agreement, we must:

•	comply with a minimum leverage ratio;

•	comply with a commitment coverage ratio; and

•	not exceed specified levels of debt;

•	comply with limits on asset sales

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

Our business is dependent not only on securing new customers but also on maintaining current customers.  We had one customer that accounted for approximately 19% of our revenue for the year ended December 31, 2010, and two customers of approximately 21% each of our revenue for the year ended December 31, 2009.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

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

Liability to customers under warranties and indemnification provisions may materially and adversely affect our earnings.

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

Our rental and sales contracts provide for varying of indemnification from our customers and in most cases may require us to indemnify our customers. Under some of our rental and sales contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property.  However, in certain rental and sales contracts we assume liability for damage to our customer’s property and other third-party on the site resulting from our negligence.  Since our products are used in hazardous drilling and production applications in the natural energy industry, expenses and liabilities in connection with accidents involving our products and services could be extensive and may exceed our insurance coverages.

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

    We did not identify any impairment based on internal evaluations  of our goodwill  for the year ended December 31, 2010.  Future impairment tests could result in impairments of our goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $12.8 million and $12.5 million as of December 31, 2009 and 2010, respectively.  Our identifiable intangibles are currently amortized at a rate of $260,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statements of income and financial position.

A reduction in demand primarily for natural gas or prices for this commodity and credit markets could adversely affect our business.

Our results of operations depend upon the level of activity in the energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, our customers’ production from unconventional natural gas sources such as tight sands, shale and coal beds constitute the majority percentage of our business.  Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities and credit markets generally have a material adverse effect on our business, financial condition, results of operations.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the recent recession, and the capital markets have not fully recovered making it an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in a reduction in our customers’ spending for our products and services in 2011. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

             Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price of make it difficult for us to raise additional equity capital in the future.  43.9% of the outstanding shares of our common stock are owned by five institutional investors, each of which owns more than 5% of our outstanding shares as of March 8, 2011.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 4.49% of the outstanding shares of our common stock as of March 8, 2011, could also have a negative impact on our stock price.

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

If we raise funds in the future through the issuance of debt or equity securities, the securities issued may have rights and preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations or dilute your ownership in our Company.

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

Our articles of incorporation and bylaws contain provisions that may discourage acquisition bids and may limit the price investors are willing to pay for our common stock.  Our articles of incorporation and bylaws provide that:

•	directors are elected for three-year terms, with approximately one-third of the board of directors standing for election each year;

•	cumulative voting is not allowed, which limits the ability of minority shareholders to elect any directors;

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

Our Board of Directors has the authority to issue up to five million shares of preferred stock.  The Board of Directors can fix the terms of the preferred stock without any action on the part of our stockholders.  The issuance of shares of preferred stock may delay or prevent a change in control transaction.  In addition, preferred stock could be used in connection with the Board of Directors’ adoption of a shareholders’ rights plan (also known as a poison pill), which would make it much more difficult to effect a change in control of our company through acquiring or controlling blocks of stock.  Also, our directors and officers as a group will continue to beneficially own stock and although this is not a majority of our stock, it confers substantial voting power in the election of directors and management of our company.  This would make it difficult for other minority stockholders to effect a change in control or otherwise extend any significant control over our management..  This may adversely affect the market price and interfere with the voting and other rights of our common stock.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2010:

Location	Status	Square Feet	Uses

Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services

Midland, Texas	Owned	58,000	Compressor fabrication, rental and services

Midland, Texas (1)	Owned	24,600	Compressor fabrication, rental and services

Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services

Midland, Texas	Leased	13,135	Corporate offices

Bloomfield, New Mexico	Leased	7,000	Office and parts and services

Bridgeport, Texas	Leased	4,500	Office and parts and services

Midland, Texas	Owned	4,100	Parts and services

Godley, Texas	Leased	5,000	Parts and services

Colleyville, Texas	Leased	512	Sales
		223,987

(1)           This facility was sold on January 27, 2011.
(2)           See Note 9 to the financial statements for information concerning our leased properties.

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

ITEM 4.                      [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2009 and 2010.

2009	Low	High

First Quarter	$6.72	$12.60

Second Quarter	9.02	15.91

Third Quarter	10.97	18.01

Fourth Quarter	16.32	19.18

2010

First Quarter	$14.26	$20.45

Second Quarter	14.95	18.56

Third Quarter	13.93	16.97

Fourth Quarter	14.64	19.72

As of December 31, 2010  as reflected by our transfer agent records, we had 20 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  On March 8, 2011, the last reported sale price of our common stock as reported by the New York Stock Exchange was $17.75 per share.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:
1998 Stock Option Plan	423,206	(1)	14.76	293,357
2009 Restricted Stock / Unit Plan	13,276		─	286,724
Equity compensation plans not approved by security holders	45,000	(2)	$9.22

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.
(2)
Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his employment agreement.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the fiscal year ended December 31, 2010.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2010.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.
	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:

Revenues	$62,729	$72,489	$85,336	$67,796	$53,908
Costs of revenue, exclusive of depreciation shown separately below	39,308	41,106	44,994	32,157	24,750
Gross margin(1)	23,421	31,383	40,342	35,639	29,158

Depreciation and amortization	6,020	7,470	9,925	11,686	11,927

Other operating expenses	5,270	5,324	5,842	6,190	5,867

Operating income	12,131	18,589	24,575	17,763	11,364

Total other income (expense)	(256)	144	(355)	(536)	(64)

Income before income taxes	11,875	18,733	24,220	17,227	11,300
Income tax expense	4,287	6,455	8,627	6,212	4,272
Net income available to common stockholders	$7,588	$12,278	$15,593	$11,015	$7,028

Net income per common share:
Basic	$0.67	$1.02	$1.29	$0.91	$0.58
Diluted	$0.66	$1.01	$1.28	$0.91	$0.58
Weighted average shares of common stock outstanding:
Basic	11,405	12,071	12,090	12,096	12,108
Diluted	11,472	12,114	12,143	12,118	12,210

EBITDA(2)	$19,541	$27,358	$34,887	$29,519	$23,421
			As of December 31,
	2006	2007	2008	2009	2010
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$55,170	$55,222	$47,032	$56,203	$48,338
Total assets	135,552	153,233	181,050	186,871	188,769
Long-term debt (including current portion)	18,392	13,950	16,572	13,195	2,000
Stockholders’ equity	101,201	114,380	130,450	142,098	150,591

(1)	Gross margin is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.
(2)	EBITDA is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

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

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles.  Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractualcommitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts;and;
•
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

Definition and use of gross margin

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations.  Gross margin differs from gross profit, in that gross profit includes depreciation expense.  We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes.  Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity.  Rather, depreciation expense reflects the systematic allocation of historical property and equipment values over the estimated useful lives.

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:
	Year Ending December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Net Income	$7,588	$12,278	$15,593	$11,015	$7,028
Interest expense, net	1,646	1,155	742	606	194
Income taxes	4,287	6,455	8,627	6,212	4,272
Depreciation & amortization	6,020	7,470	9,925	11,686	11,927

EBITDA	$19,541	$27,358	$34,887	$29,519	$23,421
Other operating expenses	5,270	5,324	5,842	6,190	5,867
Other expenses (income)	(1,390)	(1,299)	(387)	(70)	(130)
Gross Margin	$23,421	$31,383	$40,342	$35,639	$29,158

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2008, 2009, and 2010.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2010, we had 1,909 natural gas compressors totaling approximately 248,648 horsepower rented to 97 third parties, compared to 1,776 natural gas compressors totaling approximately 223,694 horsepower rented to 91 third parties at December 31, 2009.  Of the 1,909  compressors rented at December 31, 2010 1,297 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)

Sales	$41,380	$21,657	$12,370
Rental	42,864	45,146	40,670
Service and maintenance	1,092	993	868
Total	$85,336	$67,796	$53,908

Our strategy for growth is focused on our compressor rental business.   Margins for our rental business historically run in the high 50% to low 60% range, while margins for the compressor sales business tend to be in the mid 20% range.  If our rental business grows and contributes a larger percentage of our total revenues, we expect our overall company-wide margins to improve over time.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  During the latter part of 2010 the economy began to recover and demand for our products began to strengthen.

For fiscal year 2011, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2011.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Notwithstanding the current weak economy, we believe the long-term trend in our market is favorable.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating the allowance for doubtful accounts receivable;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	valuation of inventory.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer.  Revenue from sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.  Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2010, two customers accounted for approximately 19% and 10%, respectively, of our accounts receivable, and at December 31, 2009, two customers accounted for approximately 33% and 11% of our accounts receivable, respectively.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

We did not identify any impairment based on internal evaluations of our goodwill for the year ended December 31, 2010.  Future impairment tests could result in impairments of our intangible assets or goodwill.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $12.5 million and $12.8 million as of December 31, 2010 and 2009, respectively.  Our identifiable intangibles are currently amortized at a rate of $260,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statements of income and financial position.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of continued low natural gas prices and potentially cautious capital spending by customers, we expect that the overall activity levels in 2011 to only modestly outpace 2010. Currently, we believe that the strengthening commodity prices will be slow to develop for natural gas. In addition, the recovery of credit and capital market conditions resulting from the recent financial crisis will continue to impact the level of capital spending by our customers in the near term. We believe that the recovery from the recent recession will be slow. The result will likely be lagging capital spending by our customers and therefore slow growth in demand for our products and services.  We anticipate industry capital spending will be flat to a moderate increase in 2011 compared 2010 levels, and we believe our fabrication business will likely remain at a similar production level though 2011. We believe our rental operations business will increase assuming the  nation recovers from the recession in 2011 and 2012, although we can give no assurances that this will occur.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our segments for the years ended December 31, 2010 and December 31, 2009.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2009		2010		2009		2010
	(dollars in thousands) (unaudited)

Sales	$21,657	31.9%	$12,370	23.0%	$6,777	31.3%	$4,360	35.3%
Rental	45,146	66.6%	40,670	75.4%	28,546	63.2%	24,465	60.2%
Service & Maintenance	993	1.5%	868	1.6%	316	31.8%	333	38.4%
Total	$67,796		$53,908		$35,639	52.6%	$29,158	54.1%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue decreased from $67.8 million to $53.9 million, or 20.5%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009. This was mainly the result of a 42.9% decrease in sales revenue and a 12.6% decrease in service and maintenance revenue and  a 9.9% decrease in rental revenue.

Sales revenue decreased from $21.7 million to $12.4 million, or 42.9%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009. This decrease is the result of lower demand for our products which resulted in fewer compressor units sold to third parties primarily from our Tulsa operations.  The downturn in demand is due to the overall slowdown in the economy and specific energy industry factors, especially with respect to prices for natural gas (Henry Hub Spot prices), which have been very volatile and declined from a high of $13.31/MMBtu in July 2008 to a low of $2.42/MMBtu in August 2009. The price of natural gas on December 31, 2010 was $4.19/MMBtu, but has begun to decline since then. Because of the significant decline in natural gas prices, along with economic uncertainty and tightened credit, the energy industry encountered reduced capital spending, particularly for goods and services with respect to natural gas activities. In addition, capital project funding was shifted from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are primarily used in the production of natural gas, our compressor sales have been significantly impacted due to the factors described above. We also had a customer curtail its purchasing activity during the transition period following its acquisition by an industry major. We anticipate that our sales revenue should resume its growth in 2011, although it is estimated that it will be at a slower rate than our rental business. Our strategy over time has been to accelerate our rental revenues so that they are a larger component of our top line, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have begun cultivating new sales-oriented customers and entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Rental revenue decreased from $45.2 million to $40.7 million, or 10.0%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009.  This decrease was the result of rental price concessions to our customers and returned rental units.  As of December 31, 2010, we had 1,909 natural gas compressors in our rental fleet totaling approximately 248,648 horsepower, as compared to 1,776 natural gas compressors totaling approximately 223,694 horsepower at December 31, 2009.  As of December 31, 2010, we had 1,297 natural gas compressors totaling approximately 174,515 horsepower rented to 97 third parties, compared to 1,159 natural gas compressors totaling approximately 146,512 horsepower rented to 91 third parties at December 31, 2009. The rental fleet had a utilization of 67.9% as of December 31, 2010.

The overall gross margin percentage increased to 54.1% for the twelve months ended December 31, 2010, from 52.6% for the same period ended December 31, 2009. This increase is result of two factors: (1) rentals, which have a higher margin than our other sources of revenue (rental revenue increased to 75.4% from 66.6% of our total revenue for the year ended December 31, 2010 compared to the same period ended December 31, 2009); and (2) sales margins also increased from 31.3% to 35.3% for the year ended December 31, 2010 compared to the same period in 2009 (3) our service and maintenance margin increased to 38.4% from 31.8% for the year ended December 31, 2010 compared to the same period ended December 31, 2009. This margin increase is also the result of greater efficiencies in our field service operations.

Selling, general, and administrative expense decreased from $6.2 million, to $5.9 million, or 4.8%, for the twelve months ended December 31, 2010, as compared to the same period ended December 31, 2009.  This decrease is mainly due to a reduction in legal fees, internal controls compliance consulting and audit fees.

Depreciation and amortization expense increased from $11.7 million, to $11.9 million, or 1.7%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009.  This increase was the result of 133 new gas compressor rental units being added to the rental fleet from December 31, 2009 to December 31, 2010, thus increasing the depreciable base.

Interest expense decreased 67.8% for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009, mainly due to the pay down of our term bank loan facility.

Provision for income tax decreased from $6.2 million to $4.3 million, or 30.7%, and is the result of the decrease in taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our effective tax rate for 2010 is 38% as compared to 36% in 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2009 and December 31, 2008.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2008		2009		2008		2009
	(dollars in thousands) (unaudited)

Sales	$41,380	48.5%	$21,657	31.9%	$13,328	32.2%	$6,777	31.3%
Rental	42,864	50.2%	45,146	66.6%	26,671	62.2%	28,546	63.2%
Service & Maintenance	1,092	1.3%	993	1.5%	343	31.4%	316	31.8%
Total	$85,336		$67,796		$40,342	47.3%	$35,639	52.6%

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

The overall gross margin percentage increased to 52.6% for the twelve months ended December 31, 2009, from 47.3% for the same period ended December 31, 2008. This increase is result of two factors: (1) rentals, which have a higher margin than our other sources of revenue (rental revenue increased to 66.6% from 50.2% of our total revenue for the year ended December 31, 2009 compared to the same period ended December 31, 2008); and (2) our rental margin increased to 63.2% from 62.2% for the year ended December 31, 2009 compared to the same period ended December 31, 2008. This margin increase is also the result of greater efficiencies in our field service operations.

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

Provision for income tax decreased from $8.6 million to $6.2 million, or 28.0%, and is the result of the decrease in taxable income.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2009 and 2010 are set forth below.

	2009	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$23,017	$19,137
Trade accounts receivable, net	7,314	5,279
Inventory, net	24,037	21,489
Prepaid income taxes	1,556	2,103
Prepaid expenses and other	279	330
Total current assets	56,203	48,338

Current Liabilities:
Current portion of long-term debt	3,378	
Line of credit	7,000	2,000
Accounts payable	2,239	3,364
Accrued liabilities	1,485	2,151
Current portion of tax liability	1,708	
Deferred income	90	389
Total current liabilities	15,900	7,904

Total working capital	$40,303	$40,434

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions.

For the year ended December 31, 2010, we invested approximately $21.9 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.  We also repaid approximately $13.2 million of our  debt during 2010.

Cash flows

At December 31, 2010, we had cash and cash equivalents of $19.1 million, working capital of $40.4 million and total debt of $2.0 million on our line of credit, all of which was classified as current. We had positive net cash flow from operating activities of approximately $28.8 million during 2010. This was primarily from net income of $7.0 million, plus depreciation and amortization of $11.9 million, an increase in deferred taxes of $4.2 million, and a decrease in trade accounts receivable and inventory of $4.8 million.

At December 31, 2009, we had cash and cash equivalents of approximately $23.0 million, working capital of $40.3 million and total debt of $13.2 million, of which approximately $10.4 million was classified as current. We had positive net cash flow from operating activities of approximately $32.2 million during 2009. This was primarily from net income of $11.0 million, plus depreciation and amortization of $11.7 million, an increase in deferred taxes of $4.5 million, and a decrease in trade accounts receivable and inventory of $13.0 million offset by a decrease in accounts payable and accrued liabilities of $8.7 million.

Trade accounts receivable decreased $2 million from December 31, 2009 to December 31, 2010. This decrease mainly resulted from the slowdown in our Tulsa compressor sales business.

Inventory and work in progress decreased to $21.5 million as of the end of 2010, as compared to $24.0 million as of the end of 2009. This decrease is mainly a reflection of increased fabrication activity in our rental compression equipment lines.

Debt decreased $11.2 million to $2.0 million at December 31, 2010, compared to $13.2 million at December 31, 2009.  This decrease was mainly the result of principal repayment of debt and termination of our term loan and previous line of credit.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

Cash Contractual Obligations	2011	2012	2013	2014	Thereafter	Total
Line of credit (secured)	2,000					2,000
Interest on line of credit	58					58
Purchase obligations	956	956	956	956	436	4,260
Other long term liabilities				528		528
Facilities and office leases	309	244	167	17		737
Total	$3,323	$1,200	$1,123	$1,501	$436	$7,583

As of December 31, 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical and anticipated paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2010 was $253,000.

Senior Bank Borrowings

On December 10, 2010, we paid off our existing term loan at Western National Bank (“WNB” )and established a new $20 million senior secured revolving credit facility (subject to a right, on an uncommitted basis, to increase the commitments there under to up to $40 million) with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

The Credit Agreement provides us with an aggregate initial commitment amount of $20 million, subject to collateral availability. The terms of the Credit Agreement also include:

Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees.  Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.

       Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on LIBOR-based loans is payable at the end of each interest period, but in no event less frequently than quarterly. In addition, fees and expenses are payable in connection with our requests for letters of credit (generally equal to the Applicable Margin for LIBOR-related borrowings multiplied by the face amount of the requested letter of credit) and administrative and legal costs.

Maturity. The maturity date of the secured revolving credit facility under the Credit Agreement is December 31, 2011, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon our request or the occurrence of an event of default.

Security. The obligations under the Credit Agreement are secured by a first priority lien equal to approximately two times the loan commitment as represented by our rental fleet equipment.

Covenants. The Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business.

Events of Default and Acceleration. The secured revolving credit facility contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $50,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $150,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the secured revolving credit facility may be accelerated upon the occurrence of an event of default.

    In connection with establishing the credit facility, we paid $2,816,106 to WNB which represented payment in full of the principal and interest owed under our term loan with WNB.  In making this payment, we drew $2,000,000 on the line of credit under the Credit Agreement described above.

As of December 31, 2009 and 2010, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

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

Components of Our Principal Capital Expenditures

The table below shows the components of our principal capital expenditures for the three years ended December 31, 2010:

Expenditure Category	2008	2009	2010
	(in thousands)
Rental equipment, vehicles and shop equipment	$46,271	$9,542	$21,908

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow and additional bank borrowing may be required to fully fund our net capital expenditures requirements for 2011.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2010, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical and anticipated paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  As of December 31, 2010 we had met $268,000 of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2010 was $253,000.

Recently Issued Accounting Pronouncements

As of December 31, 2010, there were no new accounting standards applicable to us that have not yet been adopted.

Environmental Regulations

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to protection of human safety and health and the environment, affect our operations and costs.  Compliance with these laws and regulations could cause us to incur remediation or other corrective action costs or result in the assessment of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.  In addition, we have acquired certain properties and plant facilities from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control.  Under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners.  In addition, we could be responsible under environmental laws and regulations for properties and plant facilities we lease, but do not own.  Compliance with such laws and regulations increases our overall cost of business, but has not had a material adverse effect on our operations or financial condition.  It is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts that are material in relation to our total expenditure budget in order to comply with environmental laws and regulations but such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.  We also could incur costs related to the cleanup of sites to which we send equipment and for damages to natural resources or other claims related to releases of regulated substances at such sites.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Risk

Our commodity risk exposure is the pricing applicable primarily to  natural gas production and to lesser extent oil production.  Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas.  Depending on the market prices of oil and natural gas, companies exploring for such resources may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivable, accounts payable and line of credit.  The carrying amounts of cash and cash equivalents, trade receivable, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2010 and 2009, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Procedures – Allowance for Doubtful Accounts Receivable” on page 24.

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

 None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer And Treasurer have concluded that our disclosure controls and procedures as of December 31, 2010, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2010 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2010.  BDO USA, LLP, our registered independent public accounting firm, attested to and issued an attestation report on the effectiveness of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Natural Gas Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Natural Gas Services Group, Inc. as of December 31, 2010, and the related statements of income, stockholders’ equity and cash flows for the year then ended and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 10, 2011

ITEM 9B.                      OTHER INFORMATION

None.
PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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

10.10
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.11
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.12
Promissory Note in the aggregate amount of $20,000,000 issued to JPMorgan Chase Bank, N.A., dated December 10, 2010, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*23.1	Consent of BDO USA, LLP

*23.2	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

Date: March 10, 2011	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2011
Stephen C. Taylor
/s/ G. Larry Lawrence	Manager of Accounting (Principal Accounting Officer)	March 10, 2011
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 10, 2011
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 10, 2011
William F. Hughes, Jr.
/s/ Richard L. Yadon	Director	March 10, 2011
Richard L. Yadon
/s/ Gene A. Strasheim	Director	March 10, 2011
Gene A. Strasheim
/s/ John W. Chisolm	Director	March 10, 2011
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheet of Natural Gas Services Group, Inc. as of December 31, 2010, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,   assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31,  2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheet of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2009, and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 4, 2010

NATURAL GAS SERVICES GROUP, INC.
BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,017	$19,137
Trade accounts receivable, net of doubtful accounts of $363 and $171, respectively	7,314	5,279
Inventory, net of allowance for obsolescence of $345 and $250, respectively	24,037	21,489
Prepaid income taxes	1,556	2,103
Prepaid expenses and other	279	330
Total current assets	56,203	48,338

Rental equipment, net of accumulated depreciation of $34,008 and $44,245, respectively	110,263	120,755
Property and equipment, net of accumulated depreciation of $7,210 and $7,899, respectively	7,626	7,149
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,497 and $1,757 respectively	2,721	2,461
Other assets	19	27
Total assets	$186,871	$188,769

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$3,378	$—
Line of credit	7,000	2,000
Accounts payable	2,239	3,364
Accrued liabilities	1,485	2,151
Current income tax liability	1,708	—
Deferred income	90	389
Total current liabilities	15,900	7,904

Long term debt, less current portion	2,817	—
Deferred income tax payable	25,498	29,746
Other long term liabilities	558	528
Total liabilities	44,773	38,178

Commitments and contingencies (Notes 4, 5, 9 and 12)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,101 and 12,148 shares issued and outstanding, respectively	121	122
Additional paid-in capital	84,570	86,034
Retained earnings	57,407	64,435
Total stockholders' equity	142,098	150,591
Total liabilities and stockholders' equity	$186,871	$188,769

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF INCOME
(in thousands, except  per share)

	For the Years Ended December 31,
	2008	2009	2010
Revenue:
Sales, net	$41,380	$21,657	$12,370
Rental income	42,864	45,146	40,670
Service and maintenance income	1,092	993	868
Total revenue	85,336	67,796	53,908
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	28,052	14,880	8,010
Cost of rentals, exclusive of depreciation stated separately below	16,193	16,600	16,205
Cost of service and maintenance, exclusive of depreciation stated
separately below	749	677	535
Selling, general and administrative expense	5,842	6,190	5,867
Depreciation and amortization	9,925	11,686	11,927
Total operating costs and expenses	60,761	50,033	42,544

Operating income	24,575	17,763	11,364

Other income (expense):
Interest expense	(742)	(606)	(194)
Other income	387	70	130
Total other income (expense)	(355)	(536)	(64)

Income before provision for income taxes	24,220	17,227	11,300

Provision for income taxes:
Current	220	1,756	24
Deferred	8,407	4,456	4,248
Total income tax expense	8,627	6,212	4,272

Net income	$15,593	$11,015	$7,028

Earnings per common share:
Basic	$1.29	$0.91	$0.58
Diluted	$1.28	$0.91	$0.58
Weighted average common shares outstanding:
Basic	12,090	12,096	12,108
Diluted	12,143	12,118	12,210

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional		Total
					Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCES, January 1, 2007	—	$—	12,085	$121	$83,460	$30,799	$114,380
Exercise of common stock options and warrants	—	—	9		54	—	54
Compensation expense on issuance of common stock options	—	—	—	—	423	—	423

Net income	—	—	—	—	—	15,593	15,593
BALANCES, December 31, 2008	—	$—	12,094	$121	$83,937	$46,392	$130,450
Exercise of common stock options and warrants	—	—	7	—	49	—	49
Compensation expense on issuance of common stock options	—	—	—	—	584	—	584
Net income	—	—	—	—	—	11,015	11,015
BALANCES, December 31, 2009	—	$—	12,101	$121	$84,570	$57,407	$142,098
Exercise of common stock options	—	—	46	1	406	—	407
Compensation expense on issuance of common stock options	—	—	—	—	804	—	804
Issuance of restricted stock	—	—	1	—	—	—	—
Compensation expense on issuance of restricted common stock	—	—	—	—	254	—	254

Net income	—	—	—	—	—	7,028	7,028
BALANCES, December 31, 2010	—	$—	12,148	$122	$86,034	$64,435	$150,591

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,593	$11,015	$7,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,925	11,686	11,927
Deferred taxes	8,407	4,456	4,248
Employee stock options expense	423	584	1,058
Loss (gain) on disposal of assets	7	(51)	(46)
Changes in current assets:
Trade accounts receivables, net	1	4,007	2,035
Inventory, net	(11,162)	9,008	2,773
Prepaid expenses and other	3,894	(1,504)	(598)
Changes in current liabilities:
Accounts payable and accrued liabilities	4,335	(8,673)	1,791
Current income tax liability	(3,415)	1,598	(1,708)
Deferred income	(43)	52	299
Other	285	—	(9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,250	32,178	28,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,271)	(9,542)	(21,908)
Purchase of short-term investments	(2,620)	—	—
Redemption of short-term investments	18,981	2,300	—
Proceeds from sale of property and equipment	47	143	47
NET CASH USED IN INVESTING ACTIVITIES	(29,863)	(7,099)	(21,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	7,500	500	2,000
Proceeds from other long term liabilities, net	441	118	(30)
Repayments of long-term debt	(4,378)	(3,378)	(6,194)
Repayment of line of credit	(1,100)	(500)	(7,000)
Proceeds from exercise of stock options	54	49	407
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,517	(3,211)	(10,817)

NET CHANGE IN CASH	904	21,868	(3,880)
CASH AT BEGINNING OF PERIOD	245	1,149	23,017
CASH AT END OF PERIOD	$1,149	$23,017	$19,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$802	$613	$238
Income taxes paid	$294	$1,477	$2,204

NON-CASH TRANSACTIONS
Rental equipment transferred to inventory	$301	$1,114	$225

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

Nature of Operations

Natural Gas Services Group, Inc. is a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coal bed methane, gas shale and tight gas).  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells.  NGSG provides maintenance services for its natural gas compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and natural gas plant and production facilities.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the allowance for inventory obsolescence.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes the allowance for doubtful accounts for trade receivables of $363,000 and $171,000 at December 31, 2009 and 2010, respectively, is adequate.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer.  Exchange and rebuilt compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

Description of Rental Arrangements

Our rental operations principally consist of the rental of natural gas compressor packages and flare stacks.  These arrangements are classified as operating leases.  See Note 2.

Major Customers and Concentration of Credit Risk
Sales and rental income to Devon Energy Production Inc. for the year ended December 31, 2010 amounted to a total of 19% of revenue.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. for the year ended December 31, 2009 amounted to 21% and 21% of revenue, respectively.  Sales and rental income to XTO Energy, Inc. and Devon Energy, Inc. in the year ended December 31, 2008 amounted to 26% and 14% of revenue, respectively.  No other single customer accounted for more than 10% of our revenues in 2010, 2009 or 2008.  BP and Devon Energy Production Inc. amounted to 19% and 10% of our accounts receivable as of December 31, 2010, respectively.  XTO Energy, Inc. and Devon Energy Production amounted to 33% and 11%, respectively, of our accounts receivable as of December 31, 2009.  No other customers amounted to more than 10% of our accounts receivable as of December 31, 2009 and 2010. We generally do not obtain collateral, but require deposits of as much as 50% on large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.

Inventory
Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $345,000 and $250,000 at December 31, 2009 and 2010, respectively.  Finished goods at December 31, 2009 consists of 12 completed compressor units, there were no new completed compressor units at December 31, 2010 available for sale or for use in our rental fleet.  At December 31, 2009 and 2010, respectively, inventory consisted of the following (in thousands):

	2009	2010
Raw materials	$21,633	$17,770
Finished goods	1,584	—
Work in process	820	3,719
	$24,037	$21,489

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

Goodwill and intangibles are tested for impairment annually or whenever events indicate impairment may have occurred. The annual goodwill impairment test is performed internally in the fourth quarter of each year. The test includes an evaluation of the consumptive life, or longevity, of our intangible assets with finite lives with adjustments made to their amortization periods accordingly. As a result of the test most recently completed, no impairment was indicated. We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used.

Intangibles

At December 31, 2010, NGSG has intangible assets (excluding patents) with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2009 and 2010 was $2.7 million and $2.5 million respectively.  Intangible assets (excluding patents) are amortized on a straight-line basis with useful lives ranging from 5 to 20 years with a weighted average life remaining of approximately fourteen years as of December 31, 2010.  Amortization expense recognized in each of the years ending December 31, 2008, 2009, and 2010 was $299,000, 299,000 and $260,000 respectively.  In addition, NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2010 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2011	$179
2012	125
2013	125
2014	125
2015	125
Thereafter	1,128
$1,807

Our policy is to periodically review the net realizable value of intangibles, through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our most recent analysis, we believe no impairment of intangible assets exists as of December 31, 2010.

Patents

We have a patent  covering flare tip technology.  The cost of the patent was being amortized on a straight-line basis over nine years, which was the remaining life of the patents when acquired.   The patent is  fully amortized.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $166,000 and $158,000 at December 31, 2009 and 2010, respectively.

Financial Instruments and Concentrations of Credit Risk

Management believes that, generally, the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2009 and 2010 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.  We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $31,000, $13,000 and $7,000 in 2008, 2009 and 2010, respectively.

Other Income

Other income in 2008, 2009, and 2010 primarily consisted of interest income from our short-term investments.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There was no an anti-dilutive effect for 2008, 2009 or 2010.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net income	$15,593	$11,015	$7,028
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,090	12,096	12,108

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,090	12,096	12,108
Dilutive effect of stock options and restricted shares	53	22	102
Diluted weighted average shares	12,143	12,118	12,210

Earnings per common share:
Basic	$1.29	$0.91	$0.58
Diluted	$1.28	$0.91	$0.58

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

As of December 31, 2009 and 2010, our cash equivalents are classified within level 1 of the fair value hierarchy.

Recently Issued Accounting Pronouncements

As of December 31, 2010, there were no new accounting standards applicable to us that have not yet been adopted.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2010 are as follows :

Years Ending December 31, (in thousands)
2011	$5,601
2012	376
Total	$5,977

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010
Land and building	$5,036	$5,036
Leasehold improvements	753	758
Office equipment and furniture	1,187	1,229
Software	538	550
Machinery and equipment	2,188	2,241
Vehicles	5,134	5,234
Less accumulated depreciation	(7,210)	(7,899)
Total	$7,626	$7,149

Depreciation expense for property and equipment and the compressors described in Note 2 was $9.6 million, $11.4 million and $11.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

4.  Credit Facility

   On May 16, 2008, we entered into an Eighth Amended and Restated Loan Agreement with Western National Bank (“WNB”), Midland, Texas effective April 1, 2008.  This Loan Agreement (1) decreased the interest rate on existing term loan facilities, and (2) extended and renewed our revolving line of credit facility.  Our revolving line of credit and multiple advance term loan facilities are described below.

Line of Credit

Our prior revolving line of credit facility with WNB allowed us to borrow, repay and re-borrow funds drawn under this facility, as amended.  The total amount that we could borrow and have outstanding at any one time was the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  The amount of the borrowing base was based primarily upon our receivables, equipment and inventory.  The borrowing base was re-determined by the bank on a monthly basis.    Interest only on borrowings under the revolving line of credit facility was payable monthly on the first day of each month.  As of December 31, 2009, we had borrowed $7.0 million under the line of credit. The outstanding principal balance was paid in full on July 1, 2010 and the line expired on that date.

    Term Loan Facility

This multiple advance term loan facility represented the consolidation of our previously existing advancing line of credit and term loan facilities.  Principal under this term loan facility was due and payable in 59 monthly installments of $282,000 each, which commenced November 1, 2006.   Interest on the unpaid principal balance was due and payable on the same dates as principal payments.  All outstanding principal and unpaid interest was due on October 1, 2011.  As of December 31, 2009 and 2010, this term loan facility had a principal balance of $6.2 million and zero, respectively.  This facility was paid off in full and terminated in December 2010.

Our obligations under the Loan Agreement were  secured by substantially all of our properties and assets, including our equipment, trade accounts receivable and other personal property and by the real estate and related plant facilities.  The maturity dates of the loan facilities may be accelerated by the bank upon the occurrence of an event of default under the Loan Agreement.

Chase Line of Credit

On December 10, 2010, we paid off our existing term loan and line of credit at WNB and established a new $20 million senior secured revolving credit facility (subject to a right, on an uncommitted basis, to increase the commitments there under to up to $40 million) with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

The Credit Agreement provides us with an aggregate initial commitment amount of $20 million, subject to collateral availability. The terms of the Credit Agreement also include:

Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.  The borrowing base was $20 million at December 31, 2010.

Interest and Fees.  Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.  The interest rate was 2.019% at December 31, 2010.

      Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on LIBOR-based loans is payable at the end of each interest period, but in no event less frequently than quarterly. In addition, fees and expenses are payable in connection with our requests for letters of credit (generally equal to the Applicable Margin for LIBOR-related borrowings multiplied by the face amount of the requested letter of credit) and administrative and legal costs.

Maturity. The maturity date of the secured revolving credit facility under the Credit Agreement is December 31, 2011, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon our request or the occurrence of an event of default.

Security. The obligations under the Credit Agreement are secured by a first priority lien equal to approximately two times the loan commitment as represented by our rental fleet equipment.

Covenants. The Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business.

Events of Default and Acceleration. The secured revolving credit facility contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $50,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $150,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the secured revolving credit facility may be accelerated upon the occurrence of an event of default.

    In connection with establishing the credit facility, we paid $2,816,106 to WNB which represented payment in full of the principal and interest owed under our term loan with WNB.  In making this payment, we drew $2,000,000 on the line of credit under the Credit Agreement described above.

As of December 31, 2009 and 2010, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access credit and would have a material adverse effect on our liquidity, financial position and operations.

5.  Other Long-term Liabilities

As of December 31, 2009 and 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.

In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical and anticipated paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $283,000 and $253,000 as of December 31, 2009 and 2010, respectively.

6.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	2008	2009	2010
Current provision:
Federal	$—	$1,522	$—
State	220	234	24
	220	1,756	24
Deferred provision:
Federal	8,347	4,179	4,009
State	60	277	239
	8,407	4,456	4,248
	$8,627	$6,212	$4,272

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2008	2009	2010
Deferred income tax assets:
Net operating loss carryover	$2,331	$—	$2,523
Other	650	614	685
Total deferred income tax assets	$2,981	$614	$3,208
Deferred income tax liabilities:
Property and equipment	(22,723)	(24,898)	(31,811)
Goodwill and other intangible assets	(1,299)	(1,214)	(1,143)
Other	(1)	—	—
Total deferred income tax liabilities	(24,023)	(26,112)	(32,954)
Net deferred income tax liabilities	$(21,042)	$(25,498)	$(29,746)

The effective tax rate differs from the statutory rate as follows:

	2008	2009	2010
Statutory rate	34%	34%	34%
State and local taxes	2%	2%	2%
Other	—	—	2%
Effective rate	36%	36%	38%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2009 and 2010, there were no income tax interest or penalty items in the income statement or as a liability on the balance sheet.  Prepaid income taxes are estimated payments paid for the current year estimated tax liability.

We had a regular income tax net operating loss carry forward of $7.1 million for federal income taxes for the year ended December 31, 2010.  This net operating loss will expire in 2031.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2005.  We are currently involved in a Michigan Single Business Tax audit for the tax years 2005-2007.  The audit is not at a stage where an outcome could be determined, however, we believe it will not result in a  material tax liability.

7.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2009 and 2010, there were no outstanding preferred shares.

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

Restricted Securities

On June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  During January 2010, we awarded 13,276 restricted shares of stock under the 2009 Restricted Stock Plan for payment of the executive bonus plan of 2009.  The restricted shares vest over a one-year period, beginning on the date of grant.  On December 31, 2010, the vesting of 1,227 restricted shares were accelerated due to negotiated terms with a retiring member of management.  Compensation expense related to the restricted shares was approximately $254,000, for the year ended December 31, 2010.  As of December 31, 2010, there was a total of approximately $4,000 of unrecognized compensation expense related to the non vested portion of these restricted shares.  This expense is expected to be recognized in January 2011.

8.  Stock-Based Compensation

 Stock Option Plan

Our 1998 Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to our 1998 Stock Option Plan (the “Plan”) to add an additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2010, 293,357 shares were still available for issue under the 1998 Stock Option Plan.

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

Weighted average Black –Scholes fair value assumption	2008	2009	2010
Risk free rate	3.90%	1.82%	1.22%
Expected life	5 yrs	5 yrs	2 yrs
Expected volatility	48.0%	66.75%	64.32%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of all option activity as of December 31, 2010 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2009	437,877	$13.88	8.02	$2,260

Granted	60,000	$18.32
Exercised	(45,504)	$8.92
Forfeited or expired	(29,167)	$17.94

Outstanding at December 31, 2010	423,206	$14.76	7.33	$1,858

Exercisable at December 31, 2010	306,873	$13.84	6.91	$1,614

  We granted 30,000 options to an officer on January 18, 2010 at an exercise price of $19.90 with a three year vesting period.   We granted 30,000 options to the board of directors on March 23, 2010 at an exercise price of $16.74 vesting within one year of the grant date.

                 The weighted average grant date fair value of options granted during the years 2008, 2009 and 2010 was $8.46, $6.68, and $7.30 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2008, 2009 and 2010 was approximately $149,000, $65,000 and $400,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2008, 2009 and 2010 was $53,000, $49,000 and $407,000, respectively.

 The following table summarizes information about the options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – 5.58	7,500	2.67	$4.99	7,500	$4.99
5.59 – 9.43	105,623	6.22	8.54	105,623	8.54
9.44 – 15.60	70,000	6.91	12.47	50,000	13.48
15.61 – 20.48	240,083	8.09	18.48	143,750	18.32
$0.00 - 20.48	423,206	7.33	$14.76	306,873	$13.84

The summary of the status of our unvested stock options as of December 31, 2010 and changes during the year then ended is presented below:

	Unvested Stock Options	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	230,210	$7.40

Granted	60,000	7.30
Vested	(151,293)	6.72
Forfeited	(22,584)	7.67

Unvested at December 31, 2010	116,333	$8.18

We recognized stock compensation expense from stock options vesting of $423,000, $584,000 and $804,000, respectively, for the years ended December 31, 2008, 2009 and 2010.  The total income tax benefit recognized in the income statement for stock based compensation was $50,000, $23,000 and $137,000, respectively, for the years ended December 31, 2008, 2009 and 2010.  As of December 31, 2010, there was approximately $623,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 1.7 years.  There was no income tax benefit realized for the tax deductions from stock options exercised for the years ending 2008, 2009 and 2010.

9.  Commitments

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $234,000, $211,000, and $185,000 to the 401(k) Plan in 2008, 2009 and 2010, respectively.

Rented Facilities

We lease certain of our facilities under operating leases with terms generally ranging from month to month to five years.  Most facility leases contain renewal options.  Remaining future minimum rental payments due under these leases for the years ended December 31 are as follows (in thousands):

2011	$309
2012	244
2013	167
2014	17
Total	$737

Rent expense under such leases was $363,000, $466,000, and $526,000 for the years ended December 31, 2008, 2009, and 2010, respectively.

10.  Segment Information

Accounting Standards Codification (“ASC”) 280-10, establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in the allocation of resources and the assessment of performance.  Our management identifies segments based upon major revenue sources as shown in the tables below.  However, management does not track assets by segment.  All sales and assets are currently located in continental United Sates.

For the Year Ended December 31, 2008

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$41,380	$42,864	$1,092	$—	$85,336
Operating costs and expenses	28,052	16,193	749	15,767	60,761
Other income/(expense)	—	—	—	(355)	(355)
Income before provision for income taxes	$13,328	$26,671	$343	$(16,122)	$24,220

For the Year Ended December 31, 2009

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$21,657	$45,146	$993	$—	$67,796
Operating costs and expenses	14,880	16,600	677	17,876	50,033
Other income/(expense)	—	—	—	(536)	(536)
Income before provision for income taxes	$6,777	$28,546	$316	$(18,412)	$17,227

For the Year Ended December 31, 2010

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$12,370	$40,670	$868	$—	$53,908
Operating costs and expenses	8,010	16,205	535	17,794	42,544
Other income/(expense)	—	—	—	(64)	(64)
Income before provision for income taxes	$4,360	$24,465	$333	$17,858	$11,300

11.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2008	Q1	Q2	Q3	Q4	Total
Total revenue	$18,933	$19,478	$24,946	$21,979	$85,336
Operating income	5,453	5,145	7,448	6,529	24,575
Net income applicable to common shares	3,517	3,333	4,811	3,932	15,593
Net income per share - Basic	0.29	0.28	0.40	0.33	1.29
Net income per share - Diluted	0.29	0.27	0.40	0.33	1.28

2009	Q1	Q2	Q3	Q4	Total
Total revenue	$20,025	$16,757	$16,380	$14,634	$67,796
Operating income	6,057	4,631	4,211	2,864	17,763
Net income applicable to common shares	3,797	2,872	2,643	1,703	11,015
Net income per share - Basic	0.31	0.24	0.22	0.14	0.91
Net income per share - Diluted	0.31	0.24	0.22	0.14	0.91

2010	Q1	Q2	Q3	Q4	Total
Total revenue	$11,549	$11,901	$14,245	$16,213	$53,908
Operating income	2,228	2,394	3,363	3,379	11,364
Net income applicable to common shares	1,364	1,544	2,153	1,967	7,028
Net income per share - Basic	0.11	0.13	0.18	0.16	0.58
Net income per share - Diluted	0.11	0.13	0.18	0.16	0.58

12. Legal Proceedings

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

********

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.5	Form of Subordinated Note (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

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

10.10
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.11
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.12
Promissory Note in the aggregate amount of $20,000,000 issued to JPMorgan Chase Bank, N.A., dated December 10, 2010, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

14.0
Code of Ethics (Incorporated by reference to Exhibit 14.0 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 30, 2005)

*23.1	Consent of BDO USA, LLP

*23.2	Consent of Hein & Associates LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.