Form 10-Q
period 2011-03-31
NATURAL GAS SERVICES GROUP INC
filed 2011-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, $0.01 par value	12,215,874

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets	Page 1

Unaudited Condensed Income Statements	Page 2

Unaudited Condensed Statements of Cash Flows	Page 3

Notes to Unaudited Condensed Financial Statements	Page 4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 15

Item 4. Controls and Procedures	Page 16

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 16

Item 1A. Risk Factors	Page 16

Item 6. Exhibits	Page 17

Signatures	Page 19

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	December 31,	March 31,
	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,137	$19,157
Trade accounts receivable, net of allowance for doubtful accounts of $171 and $246, respectively	5,279	7,203
Inventory, net of allowance for obsolescence of $250 and $499, respectively	21,489	19,827
Prepaid income taxes	2,103	233
Prepaid expenses and other	330	897
Total current assets	48,338	47,317

Rental equipment, net of accumulated depreciation of $44,245 and $47,129, respectively	120,755	127,839
Property and equipment, net of accumulated depreciation of $7,899 and $7,647, respectively	7,149	6,671
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,757 and $1,802, respectively	2,461	2,416
Other assets	27	27
Total assets	$188,769	$194,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit	$2,000	$2,000
Accounts payable	3,364	3,268
Accrued liabilities	2,151	2,554
Current income tax liability	—	29
Deferred income	389	1,213
Total current liabilities	7,904	9,064

Deferred income tax payable	29,746	31,247
Other long-term liabilities	528	528
Total liabilities	38,178	40,839

Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,148 and 12,179 shares issued and outstanding, respectively	122	122
Additional paid-in capital	86,034	86,415
Retained earnings	64,435	66,933
Total stockholders' equity	150,591	153,470
Total liabilities and stockholders' equity	$188,769	$194,309

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)
	Three months ended March 31,
	2010	2011
Revenue:
Sales, net	$1,461	$3,877
Rental income	9,876	10,881
Service and maintenance income	212	296
Total revenue	11,549	15,054

Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	991	2,548
Cost of rentals, exclusive of depreciation stated separately below	3,803	4,362
Cost of service and maintenance, exclusive of depreciation stated separately below	154	137
Selling, general, and administrative expense	1,499	1,386
Depreciation and amortization	2,874	3,292
Total operating costs and expenses	9,321	11,725

Operating income	2,228	3,329

Other income (expense):
Interest expense	(74)	(9)
Other income (expense)	(23)	708
Total other income (expense)	(97)	699

Income before provision for income taxes	2,131	4,028

Provision for income taxes	(767)	(1,531)

Net income	$1,364	$2,497

Earnings per share:
Basic	$0.11	$0.21
Diluted	$0.11	$0.20
Weighted average shares outstanding:
Basic	12,102	12,175
Diluted	12,185	12,285

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,364	$2,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,874	3,292
Deferred taxes	210	1,502
Stock options and restricted stock expense	306	183
Gain on disposal of assets	—	(675)
Changes in current assets and liabilities:
Trade accounts receivables, net	3,534	(1,924)
Inventory, net	754	1,662
Prepaid income taxes and prepaid expenses	(214)	1,302
Accounts payable and accrued liabilities	(1,115)	306
Current income tax liability	557	29
Deferred income	23	825
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,293	8,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,383)	(10,129)
Proceeds from sale of property and equipment	—	952
NET CASH USED IN INVESTING ACTIVITIES	(2,383)	(9,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(1)	—
Repayments of long-term debt	(845)	—
Repayments of line of credit	(6,500)	—
Proceeds from exercise of stock options	37	198
NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,309)	198

NET CHANGE IN CASH	(1,399)	20

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,017	19,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,618	$19,157
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$100	$10
Income taxes paid	$200	$—

NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$225	$—

See accompanying notes to these unaudited condensed financial statements.

Notes to Condensed Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the condensed financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc. was formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

The accompanying unaudited condensed financial statements present the condensed results of our company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2011 and the results of our operations for the three months ended March 31, 2010 and 2011 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Pursuant to ASC 820 (Accounting Standards Codification), the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Recently Issued Accounting Pronouncements

In January 2010, the FASB (Financial Accounting Standards Board) issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation; this portion became effective on January 1, 2011. As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial position.

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after September 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard did not have any impact on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the three months ended March 31, 2011 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2010	423,206	$14.76	7.33	$1,858
Granted	27,000	17.81	8.00	—
Exercised	(18,571)	10.66	—	127
Cancelled/Forfeited	(3,333)	17.51	—	4
Outstanding, March 31, 2011	428,302	$15.12	7.24	$1,348

Exercisable, March 31, 2011	318,302	$14.32	6.72	$1,265

We granted an option to purchase 10,000 shares to our Vice President of Technical Services and 17,000 shares to our non-executive employees on January 24, 2011 at an exercise price of $17.81 with a three year vesting period.

The following table summarizes information about the stock options outstanding at March 31, 2011:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.01 – 5.58	7,500	2.42	$4.99	7,500	$4.99

5.59 – 9.43	94,239	5.74	8.63	94,239	8.63

9.44 – 15.60	65,000	6.74	12.34	55,000	12.77

15.61 – 20.48	261,563	8.04	18.43	161,563	18.60

$0.01 – 20.48	428,302	7.24	$15.11	318,302	$14.32

The summary of the status of our unvested stock options as of December 31, 2010 and changes during the three months ended March 31, 2011 is presented below.
Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	116,333	$8.18
Granted	27,000	10.14
Vested	(33,333)	8.25
Unvested at March 31, 2011	110,000	$8.65

As of March 31, 2011, there was $677,788 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.90 years.  Total compensation expense for stock options was $258,000 and $111,708 for the three months ended March 31, 2010 and 2011, respectively.

Restricted Stock:

On January 24, 2011, we awarded and issued 5,985 shares of restricted stock to two officers. The restricted stock awarded vests one year from the date of grant. On January 27, 2011, we awarded and issued 20,000 shares of restricted stock to our Chief Executive Officer. The restricted stock vests one year from the date of the grant. Compensation expense related to these restricted stock awards was $79,400 for the three months ended March 31, 2011. As of March 31, 2011, there was a total of $368,660 of unrecognized compensation expenses related to these shares of restricted stock. This remaining compensation expense is expected to be recognized over the next ten months.

(3) Inventory

Our inventory, net of allowance for obsolescence of $250,000 at December 31, 2010 and $498,680 at March 31, 2011, consisted of the following amounts:
	December 31,	March 31,
	2010	2011
	(in thousands)
Raw materials	$17,770	$16,273
Work in process	3,719	3,554
	$21,489	$19,827

During the three months ended March 31, 2011, there was no write off of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

Line of Credit

On December 10, 2010, we paid off our existing term loan and line of credit at WNB and established a new $20 million senior secured revolving credit facility (subject to a right, on an uncommitted basis, to increase the commitments there under up to $40 million) with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

The Credit Agreement provides us with an aggregate initial commitment amount of $20 million, subject to collateral availability. The terms of the Credit Agreement also include:

Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.  The borrowing base was $20 million at March 31, 2011.

Interest and Fees.  Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.  The interest rate was 2.019% at March 31, 2011.

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

In addition, we have certain financial covenants that require us to maintain on a consolidated basis a Leverage Ratio less than or equal to 2.50 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2011, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access credit.

(5) Other Long-term Liabilities

As of March 31, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2011 was $253,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three Months Ended March 31, (in thousands, except per share data)
	2010	2011
Numerator:
Net income	$1,364	$2,497
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,102	12,175

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,102	12,175
Dilutive effect of stock options and restricted stock	83	110
Diluted weighted average shares	12,185	12,285

Earnings per common share:
Basic	$0.11	$0.21
Diluted	$0.11	$0.20

A total of 117,000 stock options were excluded from the diluted weighted average shares for the three months ended March 31, 2010, as their effect would be anti-dilutive.

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

For the three months ended March 31, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,877	$10,881	$296	$—	$15,054
Operating costs and expenses	2,548	4,362	137	4,678	11,725
Other income/(expense)	—	—	—	699	699
Income before provision for income taxes	$1,329	$6,519	$159	$(3,979)	$4,028

For the three months ended March 31, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$1,461	$9,876	$212	$—	$11,549
Operating costs and expenses	991	3,803	154	4,373	9,321
Other income/(expense)	—	—	—	(97)	(97)
Income before provision for income taxes	$470	$6,073	$58	$(4,470)	$2,131

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31 2011, we had 1,339 natural gas compressors totaling 182,326 horsepower rented to 95 third parties compared to 1,199 natural gas compressors totaling 154,175 horsepower rented to 95 third parties at March 31, 2010.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and into the first quarter of 2011.

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

Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  This outlook is supported by the first quarter 2011 growth compared to the same period in 2010.

Results of Operations

Three months ended March 31, 2010, compared to the three months ended March 31, 2011.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended March 31, 2010 and March 31, 2011.

	Revenue
	(in thousands)
	Three months ended March 31,
	2010		2011
Sales	$1,461	13%	$3,877	26%
Rental	9,876	85%	10,881	72%
Service and Maintenance	212	2%	296	2%
Total	$11,549		$15,054

Total revenue increased from $11.5 million to $15.1 million, or 30.4%, for the three months ended March 31, 2011, compared to the same period ended March 31, 2010. This was mainly result of increased compressor unit sales and compressor rental revenue.  Sales revenue increased 165.4%, rental revenue increased 10.2%, and service and maintenance revenue increased 39.3%.

Sales revenue increased from $1.5 million to $3.9 million, or 165.4%, for the three months ended March 31, 2011, compared to the same period ended March 31, 2010.  This increase is mainly the result of higher demand for our products due to greater industry activity leading to higher levels of capital expenditures which resulted in more compressor units sold to third parties from our Tulsa operations.

Rental revenue increased from $9.9 million to $10.9 million, or 10.2%, for the three months ended March 31, 2011, compared to the same period ended March 31, 2010.  This increase is the result of higher oil and natural gas industry drilling and demand for compression.  We ended the quarter with 1,978 compressor packages in our rental fleet, up from 1,788 units at March 31, 2010.  The rental fleet had a utilization of 67.7% as of March 31, 2011 compared to 67.1% utilization as of March 31, 2010. This slight utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service.  We expect when natural gas prices increase we will be able to rent more of the available units.

The overall operating margin percentage increased to 22% for the three months ended March 31, 2011, from 19% for the same period ended March 31, 2010. The higher margin is mainly the result of an increase in total revenue while costs increased at a lower rate.  The lower costs were influenced by reductions in the cost of sales related to frames, service and maintenance, and SG&A.

Selling, general, and administrative expense decreased from $1.5 million to $1.4 million, or 7.5% for the three months ended March 31, 2011, as compared to the same period ended March 31, 2010.  This decrease is mainly due to lower commissions, administrative salaries, and legal fees.

Depreciation and amortization expense increased to $3.3 million for the three months ended March 31, 2011, compared to $2.9 million for the same period ended March 31, 2010.  This was the result of new gas compressor rental units being added to the rental fleet from March 31, 2010 to March 31, 2011. We added a net of 190 compressors to our rental fleet during the twelve month period.
Other income and expense increased from an expense of $0.23 million to income of $0.7 million for the three months ended March 31, 2011, as compared to the same period ended March 31, 2010. This is primarily due to a gain from the sale of our former headquarters facility.

Interest expense decreased 87.5% for the three months ended March 31, 2011, compared to the same period ended March 31, 2010, mainly due to the payoff of our WNB line of credit during 2010 and replacing it with a line of credit with a lower outstanding balance and a lower interest rate.

Provision for income tax increased from $0.7 million to $1.5, or 114.3%, and is the result of the increase in taxable income and an increase in effective tax rate. We had an effective tax rate of 38% for the three months ended March 31, 2011and 36% for same period in 2010.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2010 and March 31, 2011 are set forth below:

	December 31,	March 31,
	2010	2011
	(in thousands)

Current Assets:
Cash and cash equivalents	$19,137	$19,157
Trade accounts receivable, net	5,279	7,203
Inventory, net	21,489	19,827
Prepaid income taxes	2,103	233
Prepaid expenses and other	330	897
Total current assets	48,338	47,317
Current Liabilities:
Line of credit	2,000	2,000
Accounts payable	3,364	3,268
Accrued liabilities	2,151	2,554
Current portion of tax liability	—	29
Deferred income	389	1,213
Total current liabilities	7,904	9,064
Total working capital	$40,434	$38,253

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2011, we invested $10.1 million in equipment for our rental fleet and service vehicles. Even though we have rental equipment idle we often do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.   We financed this activity with cash flow from operations and cash on hand. During this period we did not make any principal payments on our credit line.

Cash flows

At March 31, 2011, we had cash and cash equivalents of $19.2 million compared to $19.1 million at December 31, 2010.  Our cash flow from operations of $9.0 million and proceeds from the exercise of stock options and sales of property, plant, and equipment of $1.1 million were offset by capital expenditures of $10.1 million during the three months ended March 31, 2011.  We had working capital of $38.2 million at March 31, 2011 compared to $40.4 million at December 31, 2010. Both at March 31, 2011 and at December 31, 2010, our total debt was $2.0 million, all related to our line of credit and classified as current. We had positive net cash flow from operating activities of $9.0 million during the first three months of 2011 compared to $8.3 million for the first three months of 2010.  The cash flow from operations of $9.0 million was primarily the result of the net income of $2.5 million and the non cash items of depreciation and deferred taxes of $4.8 million, a reduction in accounts receivable of $1.9 million, an increase in deferred income of $.8 million and an increase in accounts payable of $.3 million.  We did not have any long-term debt at March 31, 2011 or December 31, 2010.

Recession strategy

For the remainder of the fiscal year 2011, our overall plan, during the uncertain economy, is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2011 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2011.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Bank Borrowings

On December 10, 2010, we paid off our existing term loan at Western National Bank (“WNB”) and established a new $20 million senior secured revolving credit facility (subject to a right, on an uncommitted basis, to increase the commitments there under to up to $40 million) with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

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

In addition, we have certain financial covenants that require us to maintain on a consolidated basis a Leverage Ratio less than or equal to 2.50 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2011, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Other

As of March 31, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2011 was $253,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2011(1)	2012	2013	2014	2015	Thereafter	Total
Line of credit (secured)	$2,000	$—	$—	$—	$—	$—	$2,000
Interest on line of credit(2)	58	—	—	—	—	—	58
Purchase obligations	956	956	956	956	436	—	4,260
Other long-term liabilities	—	—	—	528	—	—	528
Facilities and office leases	309	244	167	17	—	—	737
Total	$3,323	$1,200	$1,123	$1,501	$436	$—	$7,583

(1)	For the nine months remaining in 2011.
(2)	Assumes an interest rate of 4.0%.

Critical Accounting Policies and Practices

A discussion of our critical accounting policies is included in the Company's Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation; this portion became effective on January 1, 2011.  As this guidance provides only disclosure requirements, the adoption of this standard did not impact our results of operations, cash flows or financial position.

In March 2010, the FASB issued authoritative guidance intended to clarify the scope exception related to embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after September 15, 2010. We do not have any embedded credit derivative features with respect to our financial instruments; therefore, this standard did not have any impact on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2011 was $253,000.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause NGS’s actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for NGS’s products and services; and new governmental safety, health and environmental regulations which could require NGS to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and NGS undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of March 31, 2011 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of March 31, 2011, we were not using any derivatives to manage interest rate risk.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of the risk associated with our company and industry.

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

10.2
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.3
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.4
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.5	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

10.6
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.7
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.8
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

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ G. Larry Lawrence
Stephen C. Taylor	G. Larry Lawrence
President and Chief Executive Officer	Principal Accounting Officer and Treasurer

May 10, 2011

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Note (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

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