Form 10-Q
period 2011-06-30
NATURAL GAS SERVICES GROUP INC
filed 2011-08-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common Stock, $0.01 par value	12,226,499

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	December 31,	June 30,
	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,137	$16,861
Trade accounts receivable, net of allowance for doubtful accounts of $171 and $212, respectively	5,279	4,780
Inventory, net of allowance for obsolescence of $250 and $785, respectively	21,489	22,765
Prepaid income taxes	2,103	273
Prepaid expenses and other	330	405
Total current assets	48,338	45,084
Rental equipment, net of accumulated depreciation of $44,245 and $50,135, respectively	120,755	133,715
Property and equipment, net of accumulated depreciation of $7,899 and $7,941, respectively	7,149	6,746
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,757 and $1,846, respectively	2,461	2,371
Other assets	27	27
Total assets	$188,769	$197,982
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$2,000	$2,000
Accounts payable	3,364	2,651
Accrued liabilities	2,151	3,120
Current income tax liability	—	29
Deferred income	389	1,515
Total current liabilities	7,904	9,315
Deferred income tax payable	29,746	32,394
Other long-term liabilities	528	528
Total liabilities	38,178	42,237
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,148 and 12,179 shares issued and outstanding, respectively	122	122
Additional paid-in capital	86,034	86,683
Retained earnings	64,435	68,940
Total stockholders' equity	150,591	155,745
Total liabilities and stockholders' equity	$188,769	$197,982

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Revenue:
Sales, net	$1,779	$1,901	$3,241	$5,778
Rental income	9,902	11,601	19,777	22,482
Service and maintenance income	220	256	433	552
Total revenue	11,901	13,758	23,451	28,812
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	1,137	638	2,128	3,186
Cost of rentals, exclusive of depreciation stated separately below	3,792	4,909	7,596	9,271
Cost of service and maintenance, exclusive of depreciation stated separately below	152	93	306	231
Selling, general, and administrative expense	1,522	1,462	3,020	2,848
Depreciation and amortization	2,905	3,434	5,779	6,725
Total operating costs and expenses	9,508	10,536	18,829	22,261
Operating income	2,393	3,222	4,622	6,551
Other income (expense):
Interest expense	(53)	(28)	(127)	(37)
Other income (expense)	66	45	43	753
Total other income (expense)	13	17	(84)	716
Income before provision for income taxes	2,406	3,239	4,538	7,267
Provision for income taxes	862	1,231	1,630	2,762
Net income	$1,544	$2,008	$2,908	$4,505
Earnings per share:
Basic	$0.13	$0.16	$0.24	$0.37
Diluted	$0.13	$0.16	$0.24	$0.37
Weighted average shares outstanding:
Basic	12,104	12,179	12,103	12,157
Diluted	12,205	12,288	12,203	12,265

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended
	June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,908	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,779	6,725
Deferred taxes	863	2,649
Stock options and restricted stock expense	592	450
Gain on disposal of assets	(36)	(702)
Changes in current assets and liabilities:
Trade accounts receivables, net	4,100	499
Inventory, net	946	(1,265)
Prepaid income taxes and prepaid expenses	(1,186)	1,755
Accounts payable and accrued liabilities	144	256
Current income tax liability	767	29
Deferred income	82	1,126
Other	(7)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,952	16,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,030)	(19,481)
Proceeds from sale of property and equipment	36	980
NET CASH USED IN INVESTING ACTIVITIES	(5,994)	(18,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(7)	—
Repayments of long-term debt	(1,690)	—
Repayments of line of credit	(6,500)	—
Proceeds from exercise of stock options	53	198
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,144)	198
NET CHANGE IN CASH	814	(2,276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,017	19,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,831	$16,861
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$157	$43
Income taxes paid	$1,118	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$225	$—

See accompanying notes to these unaudited condensed financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the condensed financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  We were formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

The accompanying unaudited condensed financial statements present the condensed results of our Company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2011 and the results of our operations for the three and six months ended June 30, 2010 and 2011 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC) the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and our line of credit. Pursuant to ASC 820 (Accounting Standards Codification), the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the six months ended June 30, 2011 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2010	423,206	$14.76	7.33	$1,858
Granted	30,000	17.60	8.00	—
Exercised	(18,571)	10.66	—	127
Cancelled/Forfeited	(3,333)	17.51	—	4
Outstanding, June 30, 2011	431,302	$15.12	7.01	$1,043
Exercisable, June 30, 2011	318,302	$14.32	6.47	$980

We granted an option to purchase 10,000 shares to our Vice President of Technical Services and 17,000 shares to our non-executive employees on January 24, 2011 at an exercise price of $17.81 with a three year vesting period. We also granted additional options to purchase 3,000 shares to non-executive employees on June 14, 2011 at an exercise price of $15.70 with a three year vesting period.

The following table summarizes information about the stock options outstanding at June 30, 2011:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
0.01 - 5.58	7,500	2.17	$4.99	7,500	$4.99
5.59 – 9.43	94,239	5.49	8.63	94,239	8.63
9.44 – 15.60	65,000	6.49	12.34	55,000	12.77
15.61 – 20.48	264,563	7.82	18.40	161,563	18.60
0.01 – 20.48	431,302	7.01	$15.12	318,302	$14.32

The summary of the status of our unvested stock options as of December 31, 2010 and changes during the six months ended June 30, 2011 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	116,333	$8.18
Granted	30,000	10.01
Vested	(33,333)	8.25
Unvested at June 30, 2011	113,000	$8.65

As of June 30, 2011, there was $598,460 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.78 years.  Total compensation expense for stock options was $469,000 and $234,150 for the six months ended June 30, 2010 and 2011, respectively.

Restricted Stock:

On January 24, 2011, we awarded and issued 5,985 shares of restricted stock to two executive officers. The restricted stock awarded vests one year from the date of grant. On January 27, 2011, we awarded and issued 20,000 shares of restricted stock to our Chief Executive Officer pursuant to the terms of his employment agreement. The restricted stock vests one year from the date of the grant. On June 15, 2011, we awarded and issued 10,000 shares of restricted stock to two executive officers. The restricted stock vests in annual one-third installments beginning on the first anniversary date of the award. On April 11, 2011, we awarded and issued 12,500 shares of restricted stock to our Board of Directors as part payment for 2011 Director fees. The restricted stock vests in quarterly installments beginning in 2012. Total compensation expense related to restricted stock awards was $123,000 and $215,868 for the six months ended June 30, 2010 and 2011, respectively. As of June 30, 2011, there was a total of $583,761 of unrecognized compensation expenses related to these shares of restricted stock.

(3) Inventory

Our inventory, net of allowance for obsolescence of $250,000 at December 31, 2010 and $785,195 at June 30, 2011, consisted of the following amounts:

	December 31, 2010	June 30, 2011
	(in thousands)
Raw materials	$17,770	$18,273
Work in process	3,719	4,492
	$21,489	$22,765

During the six months ended June 30, 2011, there was no write off of obsolete inventory against the allowance for obsolescence.

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

The Credit Agreement provides us with an aggregate initial commitment amount of $20 million, subject to collateral availability. The terms of the Credit Agreement also include:

Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.  The borrowing base was $20 million at June 30, 2011.

Interest and Fees.  Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.  The interest rate was 1.954% at June 30, 2011.

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

As of June 30, 2011, we were in compliance with all covenants in our loan agreement.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access credit.

(5) Other Long-term Liabilities

As of June 30, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2011 was $253,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2010	2011	2010	2011
Numerator:
Net income	$1,544	$2,008	$2,908	$4,505
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,104	12,179	12,103	12,157
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,104	12,179	12,103	12,157
Dilutive effect of stock options and restricted stock	101	109	100	108
Diluted weighted average shares	12,205	12,288	12,203	12,265
Earnings per common share:
Basic	$0.13	$0.16	$0.24	$0.37
Diluted	$0.13	$0.16	$0.24	$0.37

A total of 104,653 stock options for the six months ended June 30, 2010 and a total of 59,680 stock options for the six months ended June 30, 2011 were excluded from the diluted weighted average shares, as their effect would be anti-dilutive.

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

For the three months ended June 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$1,901	$11,601	$256	$—	$13,758
Operating costs and expenses	638	4,909	93	4,896	10,536
Other income/(expense)	—	—	—	17	17
Income before provision for income taxes	$1,263	$6,692	$163	$(4,879)	$3,239

For the three months ended June 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$1,779	$9,902	$220	$—	$11,901
Operating costs and expenses	1,137	3,792	152	4,427	9,508
Other income/(expense)	—	—	—	13	13
Income before provision for income taxes	$642	$6,110	$68	$(4,414)	$2,406

For the six months ended June 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$5,778	$22,482	$552	$—	$28,812
Operating costs and expenses	3,186	9,271	231	9,573	22,261
Other income/(expense)	—	—	—	716	716
Income before provision for income taxes	$2,592	$13,211	$321	$(8,857)	$7,267

For the six months ended June 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,241	$19,777	$433	$—	$23,451
Operating costs and expenses	2,128	7,596	306	8,799	18,829
Other income/(expense)	—	—	—	(84)	(84)
Income before provision for income taxes	$1,113	$12,181	$127	$(8,883)	$4,538

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

(9)  Subsequent Events

On July 25, 2011, we closed on the acquisition of an office and service complex in Bloomfield, New Mexico. The facility will serve as the company location for our Farmington branch (it was previously used for the same purpose under a rental agreement). The building was acquired for $775,000 utilizing funds held in escrow from the sale of our former Midland headquarters and fabrication facility. The transaction completes the terms of a like-kind exchange under Section 1031 of the Internal Revenue code providing for a deferral of taxable gain realized on the sale of the Midland facility.

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2011, we had 1,465 natural gas compressors totaling 201,951 horsepower rented to 94 third parties compared to 1,227 natural gas compressors totaling 160,140 horsepower rented to 97 third parties at June 30, 2010.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and into the first quarter of 2011. Over the last three months natural gas prices have stalled, leaving demand for compression uncertain.

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

Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  This outlook is supported by the first half 2011 growth compared to the same period in 2010.

Results of Operations

Three months ended June 30, 2010, compared to the three months ended June 30, 2011.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended June 30, 2010 and June 30, 2011.

	Revenue (in thousands) Three months ended June 30,
	2010		2011
Sales	$1,779	15%	$1,901	14%
Rental	9,902	83%	11,601	84%
Service and Maintenance	220	2%	256	2%
Total	$11,901		$13,758

Total revenue increased from $11.9 million to $13.8 million, or 15.9%, for the three months ended June 30, 2011, compared to the same period ended June 30, 2010. This was mainly result of increased compressor unit sales and compressor rental revenue.  Sales revenue increased 6.8%, rental revenue increased 17.1%, and service and maintenance revenue increased 16.3%.

Sales revenue increased from $1.8 million to $1.9 million, or 5.5%, for the three months ended June 30, 2011, compared to the same period ended June 30, 2010.  This increase is mainly the result of higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations.

Rental revenue increased from $9.9 million to $11.6 million, or 17.1%, for the three months ended June 30, 2011, compared to the same period ended June 30, 2010.  This increase is the result of higher oil and natural gas industry drilling and demand for compression.  We ended the quarter with 2,031 compressor packages in our rental fleet, up from 1,806 units at June 30, 2010.  The rental fleet had a utilization of 72.1% as of June 30, 2011 compared to 67.9% utilization as of June 30, 2010. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned.  We expect when natural gas prices increase we will be able to rent more of the available units.

The overall operating margin percentage increased to 23% for the three months ended June 30, 2011, from 20% for the same period ended June 30, 2010. The higher margin is mainly the result of an increase in total revenue while costs increased at a lower rate.  The lower rate of cost growth was influenced by reductions in the cost of sales related to frames, service and maintenance, and relatively flat SG&A.

Selling, general, and administrative expense was virtually unchanged at $1.5 million with only a 4.0% reduction for the three months ended June 30, 2011, as compared to the same period ended June 30, 2010.  This decrease is mainly due to lower commissions and administrative salaries.

Depreciation and amortization expense increased to $3.4 million for the three months ended June 30, 2011, compared to $2.9 million for the same period ended June 30, 2010.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2010 to June 30, 2011. We added a net of 225 compressors to our rental fleet during the twelve month period.

Other income and expense decreased slightly for the three months ended June 30, 2011, as compared to the same period ended June 30, 2010.

Interest expense decreased 47.1% for the three months ended June 30, 2011, compared to the same period ended June 30, 2010, mainly due to the payoff of our WNB line of credit in December 2010 and replacing it with a line of credit with a lower outstanding balance and a lower interest rate.

Provision for income tax increased from $0.9 million to $1.2, or 33.3%, and is the result of the increase in taxable income and an increase in effective tax rate. We had an effective tax rate of 38% for the three months ended June 30, 2011 and 36% for same period in 2010.

Six months ended June 30, 2010, compared to the six months ended June 30, 2011.

The table below shows our revenues and percentage of total revenues of each of our segments for the six months ended June 30, 2010 and June 30, 2011.

	Revenue (in thousands) Six months ended June 30,
	2010		2011
Sales	$3,241	14%	$5,778	20%
Rental	19,777	84%	22,482	78%
Service and Maintenance	433	2%	552	2%
Total	$23,451		$28,812

Total revenue increased from $23.5 million to $28.8 million, or 22.6%, for the six months ended June 30, 2011, compared to the same period ended June 30, 2010. This was mainly the result of increased compressor unit sales and compressor rental revenue.  Sales revenue increased 78.3%, rental revenue increased 13.7%, and service and maintenance revenue increased 27.5%.

Sales revenue increased from $3.2 million to $5.8 million, or 78.3%, for the six months ended June 30, 2011, compared to the same period ended June 30, 2010.  This increase is mainly the result of higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations.

Rental revenue increased from $19.8 million to $22.5 million, or 13.7%, for the six months ended June 30, 2011, compared to the same period ended June 30, 2010. This increase is the result of higher oil and natural gas industry drilling and demand for compression.  We ended the quarter with 2,031 compressor packages in our rental fleet, up from 1,806 units at June 30, 2010.  The rental fleet had a utilization of 72.1% as of June 30, 2011 compared to 67.9% utilization as of June 30, 2010. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned.  We expect when natural gas prices increase we will be able to rent more of the available units.

The overall operating margin percentage decreased to 56.0% for the six months ended June 30, 2011, from 57.0% for the same period ended June 30, 2010. The lower margin is mainly the result of an increase in costs related to parts and rentals.

Selling, general, and administrative expense decreased from $3.0 million, to $2.8 million, or 6.6%, for the six months ended June 30, 2011, as compared to the same period ended June 30, 2010. This decrease is mainly due to lower commissions and administrative salaries.

Depreciation and amortization expense increased from $5.8 million, to $6.7 million, or 15.5%, for the six months ended June 30, 2011, compared to the same period ended June 30, 2010. This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2010 to June 30, 2011. We added a net of 225 compressors to our rental fleet during the twelve month period.

Other income and expense increased to $0.8 million for the six months ended June 30, 2011, as compared to $0.04 million for the same period ended June 30, 2010.

Interest expense decreased 70.8% for the six months ended June 30, 2011, compared to the same period ended June 30, 2010, mainly due to the payoff of our WNB line of credit in December 2010 and replacing it with a line of credit with a lower outstanding balance and a lower interest rate.

Provision for income tax increased from $1.6 million to $2.8 million, or 75%, and is the result of the increase in taxable income and an increase in effective tax rate. We had an effective tax rate of 38% for the three months ended June 30, 2011 and 36% for same period in 2010.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2010 and June 30, 2011 are set forth below:

	December 31, 2010	June 30, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$19,137	$16,861
Trade accounts receivable, net	5,279	4,780
Inventory, net	21,489	22,765
Prepaid income taxes	2,103	273
Prepaid expenses and other	330	405
Total current assets	48,338	45,084
Current Liabilities:
Line of credit	2,000	2,000
Accounts payable	3,364	2,651
Accrued liabilities	2,151	3,120
Current portion of tax liability	—	29
Deferred income	389	1,515
Total current liabilities	7,904	9,315
Total working capital	$40,434	$35,769

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2011, we invested $19.5 million in equipment for our rental fleet and service vehicles. Even though we have rental equipment idle we often do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.   We financed this activity with cash flow from operations and cash on hand. During this period we did not make any principal payments on our credit line.

Cash flows

At June 30, 2011, we had cash and cash equivalents of $16.9 million compared to $19.1 million at December 31, 2010.  Our cash flow from operations of $16.0 million and proceeds from the exercise of stock options and sales of property, plant, and equipment of $1.2 million were offset by capital expenditures of $19.5 million during the six months ended June 30, 2011.  We had working capital of $35.8 million at June 30, 2011 compared to $40.4 million at December 31, 2010. Both at June 30, 2011 and at December 31, 2010, our total debt was $2.0 million, all related to our line of credit and classified as current. We had positive net cash flow from operating activities of $16.0 million during the first six months of 2011 compared to $15.0 million for the first six months of 2010.  The cash flow from operations of $16.0 million was primarily the result of the net income of $4.5 million and the non cash items of depreciation and deferred taxes of $9.4 million, a reduction in accounts receivable of $.5 million, an increase in deferred income of $1.1 million and an decrease in accounts payable of $.7 million.  We did not have any long-term debt at June 30, 2011 or December 31, 2010.

Recession strategy

For the remainder of the fiscal year 2011, our overall plan during the uncertain economy, is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2011 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2011.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

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

As of June 30, 2011, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Other

As of June 30, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of June 30, 2011 was $253,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2011(1)	2012	2013	2014	2015	Thereafter	Total
Line of credit (secured)	$2,000	$—	$—	$—	$—	$—	$2,000
Interest on line of credit(2)	18	—	—	—	—	—	18
Purchase obligations	956	956	956	956	436	—	4,260
Other long-term liabilities	—	—	—	528	—	—	528
Facilities and office leases	159	244	167	17	—	—	587
Total	$3,133	$1,200	$1,123	$1,501	$436	$—	$7,393

(1)	For the six months remaining in 2011.

(2)	Assumes an interest rate of 4.0%.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  Based on our historical paint and coating requirements, we estimate meeting the $4.8 million purchase obligation within five years.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of June 30, 2011 was $253,000.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of June 30, 2011 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of June 30, 2011, we were not using any derivatives to manage interest rate risk.

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

10.6
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.7
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.8
Promissory Note in the aggregate amount of $20,000,000 issued to JPMorgan Chase Bank, N.A., dated December 10, 2010, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ G. Larry Lawrence
Stephen C. Taylor	G. Larry Lawrence
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

August 9, 2011

INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)

4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.4	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

4.5	Form of Subordinated Note (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)

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

10.6
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.7
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.8
Promissory Note in the aggregate amount of $20,000,000 issued to JPMorgan Chase Bank, N.A., dated December 10, 2010, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.