Form 10-Q
period 2011-09-30
NATURAL GAS SERVICES GROUP INC
filed 2011-11-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common Stock, $0.01 par value	12,226,499

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$16,461	$19,137
Trade accounts receivable, net of allowance for doubtful accounts of $247 and $171, respectively	3,953	5,279
Inventory, net of allowance for obsolescence of $833 and $250, respectively	23,869	21,489
Prepaid income taxes	261	2,103
Prepaid expenses and other	429	330
Total current assets	44,973	48,338
Rental equipment, net of accumulated depreciation of $53,312 and $44,245, respectively	137,919	120,755
Property and equipment, net of accumulated depreciation of $8,265 and $7,899, respectively	7,395	7,149
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,891 and $1,757, respectively	2,327	2,461
Other assets	27	27
Total assets	$202,680	$188,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,917	$2,000
Accounts payable	3,188	3,364
Accrued liabilities	2,610	2,151
Current income tax liability	74	—
Deferred income	2,317	389
Total current liabilities	10,106	7,904
Deferred income tax liability	33,710	29,746
Other long-term liabilities	528	528
Total liabilities	44,344	38,178
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock 30,000 shares authorized, par value $0.01; 12,179 and 12,148 shares issued and outstanding, respectively	122	122
Additional paid-in capital	87,043	86,034
Retained earnings	71,171	64,435
Total stockholders' equity	158,336	150,591
Total liabilities and stockholders' equity	$202,680	$188,769

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Sales, net	$4,807	$3,695	$10,586	$6,936
Rental income	12,672	10,326	35,153	30,103
Service and maintenance income	222	224	774	656
Total revenue	17,701	14,245	46,513	37,695
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	3,231	2,201	6,417	4,329
Cost of rentals, exclusive of depreciation stated separately below	5,622	4,188	14,893	11,784
Cost of service and maintenance, exclusive of depreciation stated separately below	92	144	323	450
Selling, general, and administrative expense	1,568	1,359	4,417	4,379
Depreciation and amortization	3,545	2,990	10,270	8,770
Total operating costs and expenses	14,058	10,882	36,320	29,712
Operating income	3,643	3,363	10,193	7,983
Other income (expense):
Interest expense	(11)	(40)	(48)	(168)
Other income (expense)	(34)	53	719	96
Total other income (expense)	(45)	13	671	(72)
Income before provision for income taxes	3,598	3,376	10,864	7,911
Provision for income taxes	1,367	1,223	4,128	2,852
Net income	$2,231	$2,153	$6,736	$5,059
Earnings per share:
Basic	$0.18	$0.18	$0.55	$0.42
Diluted	$0.18	$0.18	$0.55	$0.41
Weighted average shares outstanding:
Basic	12,179	12,108	12,151	12,105
Diluted	12,277	12,196	12,256	12,204

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,736	$5,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,270	8,770
Deferred taxes	3,964	2,085
Stock options and restricted stock expense	812	874
Gain on disposal of assets	(702)	(47)
Changes in current assets and liabilities:
Trade accounts receivables, net	1,326	2,175
Inventory, net	(2,370)	1,437
Prepaid income taxes and prepaid expenses	1,743	(463)
Accounts payable and accrued liabilities	283	1,958
Current income tax liability	74	(1,162)
Deferred income	1,928	1,560
Other	—	(5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,064	22,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,835)	(12,985)
Proceeds from sale of property and equipment	980	47
NET CASH USED IN INVESTING ACTIVITIES	(26,855)	(12,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	—	(22)
Repayments of long-term debt	—	(2,534)
Repayments of line of credit	(83)	(7,000)
Proceeds from exercise of stock options	198	99
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	115	(9,457)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,676)	(154)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,137	23,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,461	$22,863
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$53	$202
Income taxes paid	$130	$2,137
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$—	$225

See accompanying notes to these unaudited condensed financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  We were formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

The accompanying unaudited condensed financial statements present the condensed results of our Company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2011 and the results of our operations for the three and nine months ended September 30, 2010 and 2011 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (ASC 350): Testing Goodwill for Impairment,” which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 will have a material impact on our consolidated financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permissible, and this ASU must be applied prospectively.  We do not expect the adoption of ASU No. 2011-04 will have a material effect on the Company's financial position or results of operations, and we are currently assessing the impact that this may have on our disclosures related to fair value measurements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the nine months ended September 30, 2011 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2010	423,206	$14.76	7.33	$1,858
Granted	30,000	17.60	8.00	—
Exercised	(18,571)	10.66	—	127
Canceled/Forfeited	(3,333)	17.51	—	4
Outstanding, September 30, 2011	431,302	$15.12	6.76	$541
Exercisable, September 30, 2011	333,968	$14.47	6.26	$512

We granted an option to purchase 10,000 shares to our Vice President of Technical Services and 17,000 shares to our non-executive employees on January 24, 2011 at an exercise price of $17.81 with a three year vesting period. We also granted additional options to purchase 3,000 shares to non-executive employees on June 14, 2011 at an exercise price of $15.70 with a three year vesting period.

The following table summarizes information about our stock options outstanding at September 30, 2011:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
0.01 - 5.58	7,500	1.92	$4.99	7,500	$4.99
5.59 – 9.43	94,239	5.23	8.63	94,239	8.63
9.44 – 15.60	65,000	6.24	12.34	55,000	12.77
15.61 – 20.48	264,563	7.56	18.40	177,229	18.50
0.01 – 20.48	431,302	6.76	$15.12	333,968	$14.47

The summary of the status of our unvested stock options as of December 31, 2010 and changes during the nine months ended September 30, 2011 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	116,333	$8.18
Granted	30,000	10.01
Vested	(48,999)	7.99
Unvested at September 30, 2011	97,334	$8.84

As of September 30, 2011, there was $494,992 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.64 years.  Total compensation expense for stock options was $676,000 and $359,126 for the nine months ended September 30, 2010 and 2011, respectively.

Restricted Stock:

On January 24, 2011, we awarded and issued 5,985 shares of restricted stock to two executive officers. The restricted stock awarded vests one year from the date of grant. On January 27, 2011, we awarded and issued 20,000 shares of restricted stock to our Chief Executive Officer pursuant to the terms of his employment agreement. The restricted stock vests one year from the date of the grant. On June 15, 2011, we awarded and issued 10,000 shares of restricted stock to two executive officers. The restricted stock vests in annual one-third installments beginning on the first anniversary date of the award. On April 11, 2011, we awarded and issued 12,500 shares of restricted stock to our Board of Directors as part payment for 2011 Director fees. The restricted stock vests in quarterly installments beginning in 2012. On July 29, 2011, 625 shares of restricted stock were awarded and issued to a retiring director. These shares vested immediately. Total compensation expense related to restricted stock awards was $198,000 and $452,392 for the nine months ended September 30, 2010 and 2011, respectively. As of September 30, 2011, there was a total of $369,377 of unrecognized compensation expenses related to these shares of restricted stock.

(3) Inventory

Our inventory, net of allowance for obsolescence of $883,000 at September 30, 2011 and $250,000 at December 31, 2010, consisted of the following amounts:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$20,597	$17,770
Work in process	3,272	3,719
	$23,869	$21,489

During the nine months ended September 30, 2011, there was no write off of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

On December 10, 2010, we paid off our existing term loan and line of credit and established a new $20 million senior secured revolving credit facility (subject to a right, on an uncommitted basis, to increase the commitments thereunder up to $40 million) with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

The Credit Agreement provides us with an aggregate initial commitment amount of $20 million, subject to collateral availability. The terms of the Credit Agreement also include:

Borrowing Base. At any time before the maturity of the facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.  The net borrowing base was $19.9 million at September 30, 2011.

Interest and Fees.  Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.  The interest rate was 1.98% at September 30, 2011.

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

Maturity. The maturity date of the secured revolving credit facility under the Credit Agreement is December 31, 2011, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon our request or the occurrence of an event of default. We are currently reviewing the terms of a new agreement and expect to have a replacement credit facility in place prior to the expiration of our current facility.

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

Events of Default and Acceleration. The Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the loan documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $50,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $150,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default.

In connection with establishing the credit facility, we paid $2,816,106 to our former lender which represented payment in full of the principal and interest owed under our term loan with it.  In making this payment, we drew $2,000,000 on the line of credit under the Credit Agreement described above. At September 30, 2011 our balance on the line of credit was $1,916,667.

As of September 30, 2011, we were in compliance with all covenants in our Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit.

(5) Other Long-term Liabilities

As of September 30, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2011 was $253,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2011	2010	2011	2010
Numerator:
Net income	$2,231	$2,153	$6,736	$5,059
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,179	12,108	12,151	12,105
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,179	12,108	12,151	12,105
Dilutive effect of stock options and restricted stock	98	88	105	99
Diluted weighted average shares	12,277	12,196	12,256	12,204
Earnings per common share:
Basic	$0.18	$0.18	$0.55	$0.42
Diluted	$0.18	$0.18	$0.55	$0.41

A total of 75,942 stock options for the nine months ended September 30, 2011 and a total of 106,909 stock options for the nine months ended September 30, 2010 were excluded from the diluted weighted average shares as their effect would be anti-dilutive.

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

For the three months ended September 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$4,807	$12,672	$222	$—	$17,701
Operating costs and expenses	3,231	5,622	92	5,113	14,058
Other income/(expense)	—	—	—	(45)	(45)
Income before provision for income taxes	$1,576	$7,050	$130	$(5,158)	$3,598

For the three months ended September 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,695	$10,326	$224	$—	$14,245
Operating costs and expenses	2,201	4,188	144	4,349	10,882
Other income/(expense)	—	—	—	13	13
Income before provision for income taxes	$1,494	$6,138	$80	$(4,336)	$3,376

For the nine months ended September 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$10,586	$35,153	$774	$—	$46,513
Operating costs and expenses	6,417	14,893	323	14,687	36,320
Other income/(expense)	—	—	—	671	671
Income before provision for income taxes	$4,169	$20,260	$451	$(14,016)	$10,864

For the nine months ended September 30, 2010 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$6,936	$30,103	$656	$—	$37,695
Operating costs and expenses	4,329	11,784	450	13,149	29,712
Other income/(expense)	—	—	—	(72)	(72)
Income before provision for income taxes	$2,607	$18,319	$206	$(13,221)	$7,911

(8)  Commitments and Contingencies

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2011, we had 1,545 natural gas compressors totaling 215,704 horsepower rented to 99 third parties compared to 1,266 natural gas compressors totaling 167,869 horsepower rented to 101 third parties at September 30, 2010.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and into the first quarter of 2011. However, over the last six months natural gas prices have stalled, leaving demand for compression uncertain.

For the remainder of 2011 and the beginning of 2012, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2011 and beginning of 2012.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  This outlook is supported by the first nine months 2011 growth in our revenue compared to the same period in 2010.

Results of Operations

Three months ended September 30, 2011, compared to the three months ended September 30, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the three months ended September 30, 2011 and September 30, 2010.

	Revenue (in thousands) Three months ended September 30,
	2011		2010
Sales	$4,807	27%	$3,695	26%
Rental	12,672	72%	10,326	72%
Service and Maintenance	222	1%	224	2%
Total	$17,701		$14,245

Total revenue increased from $14.2 million to $17.7 million, or 24.7%, for the three months ended September 30, 2011, compared to the same period ended September 30, 2010. This was mainly the result of increased compressor unit and flare sales and compressor rental revenue.  Comparing the three months ended September 30, 2011 to the same period in 2010, sales revenue increased 30.1% and rental revenue increased 22.7%. Service and maintenance revenue decreased slightly at less than 1%.

Sales revenue increased from $3.7 million to $4.8 million for the three months ended September 30, 2011, compared to the same period ended September 30, 2010.  This increase is mainly the result of higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity was due to greater attention to unconventional plays in which the project economics depend on oil prices. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations. There was also an increase in demand for flares.

Rental revenue increased from $10.3 million to $12.7 million for the three months ended September 30, 2011, compared to the same period ended September 30, 2010.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,076 compressor packages in our rental fleet, up from 1,849 units at September 30, 2010.  The rental fleet had a utilization of 74.4% as of September 30, 2011 compared to 68.5% utilization as of September 30, 2010. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage decreased to 20.6% for the three months ended September 30, 2011, from 23.6% for the same period ended September 30, 2010. The lower margin is mainly the result of an increase in costs related to compressor sales and strategically competitive bids. We incurred higher costs on several custom projects due to design complexity. We also saw increases in depreciation and selling, general and administrative expenses.

Selling, general, and administrative expense increased to $1.6 million, a 15% increase for the three months ended September 30, 2011, as compared to the same period ended September 30, 2010.  This increase is mainly due to higher commissions and salaries and increase staffing levels. Our staffing increase is mainly in operations in order to meet operational demands. Overall staffing increased from 222 to 259 between the periods.

Depreciation and amortization expense increased to $3.6 million for the three months ended September 30, 2011, compared to $3.0 million for the same period ended September 30, 2010.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2010 to September 30, 2011. We added a net of 227 compressors to our rental fleet during the twelve month period.

Other income and expense increased slightly for the three months ended September 30, 2011, as compared to the same period ended September 30, 2010.

Interest expense decreased 71.6% for the three months ended September 30, 2011, compared to the same period ended September 30, 2010, mainly due to the payoff of our former line of credit in December 2010 and replacing it with a line of credit with a lower outstanding balance and a lower interest rate.

Provision for income tax increased from $1.2 million to $1.4 million, or 11.8%, and is the result of the increase in taxable income and an increase in effective tax rate. We had an effective tax rate of 38% for the three months ended September 30, 2011 and 36% for same period in 2010.

Nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

The table below shows our revenues and percentage of total revenues of each of our segments for the nine months ended September 30, 2011 and September 30, 2010.

	Revenue (in thousands) Nine months ended September 30,
	2011		2010
Sales	$10,586	23%	$6,936	18%
Rental	35,153	75%	30,103	80%
Service and Maintenance	774	2%	656	2%
Total	$46,513		$37,695

Total revenue increased from $37.7 million to $46.5 million, or 23.3%, for the nine months ended September 30, 2011, compared to the same period ended September 30, 2010. This was mainly the result of increased compressor unit and flare sales and compressor rental revenue.  Sales revenue increased 52.6%, rental revenue increased 16.8%, and service and maintenance revenue increased 18.0%.

Sales revenue increased from $6.9 million to $10.6 million, or 53.6%, for the nine months ended September 30, 2011, compared to the same period ended September 30, 2010.  This increase is mainly the result of higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations. In addition, there was an increase in demand for flares.

Rental revenue increased from $30.1 million to $35.2 million, or 16.9%, for the nine months ended September 30, 2011, compared to the same period ended September 30, 2010. This increase is the result of higher oil and natural gas industry drilling and demand for compression.  We ended the quarter with 2,076 compressor packages in our rental fleet, up from 1,849 units at September 30, 2010.  The rental fleet had a utilization of 74.4% as of September 30, 2011 compared to 68.5% utilization as of September 30, 2010. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage increased to 21.9% for the nine months ended September 30, 2011, from 21.2% for the same period ended September 30, 2010. The slight increase is mainly the result of increased margins on flare sales from 57% to 68%, with flare sales comprising a greater percent of total revenue. Flare sales are 8% of revenue for the nine month period ended September 30, 2011, compared to 5% for the same period ended September 30, 2010.

Selling, general, and administrative expense was essentially flat for the nine months ended September 30, 2011, as compared to the same period ended September 30, 2010. There was a minor increase of $40,000.

Depreciation and amortization expense increased from $8.8 million, to $10.3 million, or 17.1%, for the nine months ended September 30, 2011, compared to the same period ended September 30, 2010. This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2010 to September 30, 2011. We added a net of 227 compressors to our rental fleet during the twelve month period.

Other income and expense increased to $0.7 million for the nine months ended September 30, 2011, as compared to $0.1 million for the same period ended September 30, 2010. This is primarily due to a gain from the sale of our former headquarters during the first quarter of 2011.

Interest expense decreased 71.2% for the nine months ended September 30, 2011, compared to the same period ended September 30, 2010, mainly due to the payoff of our former line of credit in December 2010 and replacing it with a line of credit with a lower outstanding balance and a lower interest rate.

Provision for income tax increased from $2.9 million to $4.1 million, or 41.4%, and is the result of the increase in taxable income and an increase in effective tax rate. We had an effective tax rate of 38% for the nine months ended September 30, 2011 and 36% for same period in 2010.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2011 and December 31, 2010 are set forth below:

	September 30, 2011	December 31, 2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$16,461	$19,137
Trade accounts receivable, net	3,953	5,279
Inventory, net	23,869	21,489
Prepaid income taxes	261	2,103
Prepaid expenses and other	429	330
Total current assets	44,973	48,338
Current Liabilities:
Line of credit	1,917	2,000
Accounts payable	3,188	3,364
Accrued liabilities	2,610	2,151
Current portion of tax liability	74	—
Deferred income	2,317	389
Total current liabilities	10,106	7,904
Total working capital	$34,867	$40,434

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2011, we invested $27.8 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment we often do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand. During this period we made $83,000 in principal payments on our credit line.

Cash flows

At September 30, 2011, we had cash and cash equivalents of $16.5 million compared to $19.1 million at December 31, 2010.  Our cash flow from operations of $24.1 million and proceeds from the exercise of stock options and sales of property, plant, and equipment of $1.2 million were offset by capital expenditures of $27.8 million during the nine months ended September 30, 2011.  We had working capital of $34.9 million at September 30, 2011 compared to $40.4 million at December 31, 2010. At September 30, 2011 our total debt was $1.9 million compared to $2.0 million at December 31, 2010, all related to our line of credit and classified as current.  We had positive net cash flow from operating activities of $24.1 million during the first nine months of 2011 compared to $22.2 million for the first nine months of 2010.  The cash flow from operations of $24.1 million was primarily the result of the net income of $6.7 million and the non cash items of depreciation and deferred taxes of $14.2 million, a reduction in accounts receivable of $1.3 million, an increase in deferred income of $1.9 million and an decrease in accounts payable of $0.2 million.  We did not have any long-term debt at September 30, 2011 or December 31, 2010.

Recession strategy

For the remainder of the fiscal year 2011 and the beginning of 2012, our overall plan during the uncertain economy, is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2011 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2011 and beginning of 2012.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Bank Borrowings

On December 10, 2010, we paid off our existing term loan with our former bank and established a new $20 million senior secured revolving credit facility (subject to a right, on an uncommitted basis, to increase the commitments there under to up to $40 million) with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

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

Interest and Fees.  Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x. The interest rate was 1.98% at September 30, 2011.

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

 Maturity. The maturity date of the secured revolving credit facility under the Credit Agreement is December 31, 2011, at which time all amounts borrowed under the facility will be due and outstanding letters of credit must be cash collateralized. The facility may be terminated early upon our request or the occurrence of an event of default. We are currently reviewing the terms of a new agreement and expect to have a replacement credit facility in place prior to the expiration of our current facility.

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

In connection with establishing the credit facility, we paid $2,816,106 to WNB which represented payment in full of the principal and interest owed under our term loan with WNB.  In making this payment, we drew $2,000,000 on the line of credit under the Credit Agreement described above. At September 30, 2011, the balance on the line of credit was $1,916,667.

As of September 30, 2011, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Other

As of September 30, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2011 was $253,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligation Due in Period (in thousands of dollars)
Cash Contractual Obligations	2011(1)	2012	2013	2014	2015	Thereafter	Total
Line of credit (secured)	$1,917	$—	$—	$—	$—	$—	$1,917
Interest on line of credit(2)	6	—	—	—	—	—	6
Purchase obligations	49	250	250	250	250	3,011	4,060
Other long-term liabilities	—	—	—	528	—	—	528
Facilities and office leases	69	244	167	17	—	—	497
Total	$2,041	$494	$417	$795	$250	$3,011	$7,008

(1)	For the three months remaining in 2011.

(2)	Assumes an interest rate of 4.0%.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (ASC 350): Testing Goodwill for Impairment,” which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 will have a material impact on our consolidated financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permissible, and this ASU must be applied prospectively.  We do not expect the adoption of ASU No. 2011-04 will have a material effect on the Company's financial position or results of operations, and we are currently assessing the impact that this may have on our disclosures related to fair value measurements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2011 was $253,000.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of September 30, 2011 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges from 2.25% if our leverage ratio exceeds 2.00x to 1.75% if our leverage ratio is less than 1.00x.  For purposes of the CB Floating Rate, the Applicable Margin ranges from 0.50% if our leverage ratio exceeds 2.00x to 1.00% if our leverage ratio is less than 1.00x.Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of September 30, 2011, we were not using any derivatives to manage interest rate risk.

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

November 9, 2011

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