Form 10-K
period 2011-12-31
NATURAL GAS SERVICES GROUP INC
filed 2012-03-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from________________________to__________________________
Commission file number: 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
508 W. Wall St, Suite 550, Midland, Texas	79701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(432) 262-2700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
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
Yes ☑                   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2011 was approximately $197,580,224 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 13, 2012, there were 12,296,499 shares of common stock outstanding.

Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 13, 2012.

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

ii

PART I
ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on 7.

The Company

We are a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coal bed methane, gas shale and tight gas), which, according to data from the Energy Information Administration ("EIA"), is the single largest and fastest growing segment of U.S. gas production.  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

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

We increased our revenue to $65.2 million in 2011 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $14.9 million from $1.8 million.  Our compressor rental fleet has grown from 302 compressors at the end of 2002 to 2,120 compressors at December 31, 2011.

Our revenue increased from $53.9 million to $65.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net income for the year ended December 31, 2011 increased to $9.8 million ($0.80 per diluted share), as compared to $7.0 million ($0.58 per diluted share) for the year ended December 31, 2010.

At December 31, 2011, current assets were $49.5 million, which included $16.4 million of cash and cash equivalents.  Current liabilities were $12.3 million, and our line of credit due in 2014 was $1.0 million. Our stockholders' equity as of December 31, 2011 was $161.5 million.

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

The reduction in capital expenditures and production in the natural gas and oil industry, combined with continuing problems in the global economy, led to a downturn in the demand for our products and services in 2009 which continued in 2010. In 2011 we experienced a slow recovery which produced an improvement in the utilization rate on our rental fleet and stability in our sales backlog.  See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States increased 4.1% for the twelve months ended November 2011 compared to the same period 2010. This follows a 5.7% increase in the previous periods from 2009 to 2010.  EIA expects total natural gas consumption to increase by 2% in 2012.  While we anticipate long-term increased demand for natural gas, we expect our business to remain flat for 2012.

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

Our Operating Units

We identify our segments based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.  Please refer to Note 10 of the Notes to Financial Statements.

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

As of December 31, 2011, we had 2,120 natural gas compressors in our rental fleet totaling approximately 287,764 horsepower, as compared to 1,909 natural gas compressors totaling approximately 248,648 horsepower at December 31, 2010.  As of December 31, 2011, we had 1,575 natural gas compressors totaling approximately 220,213 horsepower rented to 98 customers, compared to 1,297 natural gas compressors totaling approximately 174,515 horsepower rented to 97 customers at December 31, 2010. As of December 31, 2011, the utilization rate of our rental fleet was 74.3% compared to 67.9% as of December 31, 2010.

Engineered Equipment Sales.  This segment includes the following components:

•
Compressor fabrication.  Fabrication involves the assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale.  In addition to fabricating compressors for our rental fleet, we engineer and fabricate natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought.

•
Compressor manufacturing.  We design and manufacture our own proprietary line of reciprocating compressor frames, cylinders and parts known as our “CiP”, or Cylinder-in-Plane, product line.  We use the finished components to fabricate compressor units for our rental fleet or for sale to customers.  We also sell finished components to other fabricators.

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

Business Strategy

During the downturn in the economy, our strategy was to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As we see the economy recover, we will continue with this strategy to ensure that growth is balanced with appropriate business risk.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•
Expand rental fleet.  We intend to increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas production, which is the single largest and fastest growing segment of U.S. gas production according to data from the EIA.

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

Major Customers

Sales and rental income to EOG Resources, Inc. ("EOG") and Devon Energy Production, Inc. ("Devon") in the year ended December 31, 2011 amounted to 17% and 16% of revenue, respectively. Sales and rental income to Devon in the year ended December 31, 2010 amounted to 19% of revenue. Sales and rental income to XTO Energy, Inc. and Devon in the year ended December 31, 2009 each amounted to 21% of revenue. No other single customer accounted for more than 10% of our revenues in 2011, 2010 or 2009. EOG, Devon, and Linn Operating amounted to 39%, 20%, and 11% of our accounts receivable as of December 31, 2011, respectively. BP and Devon amounted to 19% and 10%, respectively, of our accounts receivable as of December 31, 2010. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2010 and 2011. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2011, we had a sales backlog of approximately $8.4 million compared to $1.9 million as of December 31, 2010 .  We expect to fulfill the backlog in 2012.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2011, we had 277 total employees.  No employees are represented by a labor union, and we believe we have good relations with our employees.

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

The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "hazardous wastes." Although CERCLA currently excludes certain materials from the definition of "hazardous substances," and the RCRA also excludes certain materials from regulation, such exemptions by Congress under both CERCLA and the RCRA may be deleted, limited or modified in the future.  We could become subject to requirements to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties.

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

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright.  Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements.  We owned one United States patent covering certain flare system technologies; however, it expired in January 2010.  We do not own any foreign patents.  Although we continue to use the patented technology and consider it useful in certain applications, we do not consider the expired patent to be material to our business as a whole.

Suppliers and Raw Materials

Fabrication of our rental compressors involves the purchase by us of engines, compressors, coolers and other components, and the assembly of these components on skids for delivery to customer locations.  These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an "as needed" basis, which typically requires a three to four month lead time with delivery dates scheduled to coincide with our estimated production schedules.  Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available.  In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors.  However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we are unable to increase our rental rates and sale prices proportionate to any such component price increases.

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

Glossary of Industry Terms

"CiP" - A branded, proprietary gas compressor product line designed, manufactured and packaged by the Company. The 'Cylinder in Plane' design results in a compact and vibration-free compressor unit that particularly lends itself to unconventional wellhead applications, air compression and compressed natural gas requirements.

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

A ban of hydraulic fracing would likely halt some projects, including unconventional projects, at least temporarily. Expanded regulations are likely to introduce a period of uncertainty as companies determine ways to proceed.  Any curtailment could result in a reduction of demand for our compressors, potentially effecting both sales and rentals of our units.

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

Risks Associated With Our Company

As of December 31, 2011, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

Many of the compressors that we sell or rent are mechanically complex and often must perform in harsh conditions.  We believe that our success depends upon our ability to employ and retain a sufficient number of technical personnel who have the ability to design, utilize, enhance and maintain these compressors.  Our ability to expand our operations depends in part on our ability to increase our skilled labor force.  The demand for skilled workers is high, and supply is limited.  A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or cause an increase in the wage rates that we must pay or both.  If either of these events were to occur, our cost structure could increase and our operations and growth potential could be impaired.

We will require a substantial amount of capital to expand our compressor rental fleet and grow our business.

During 2012, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, and we do not anticipate that demand exceeding what we can fund with internally generated funds and additional bank borrowing with our current bank line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2012, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2012, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies. Several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern.  Of our $30 million line of credit, we owe $1.0 million as of December 31, 2011.  All outstanding principal and unpaid interest is due on December 31, 2014.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

We believe that the lender participating in our current credit agreement  has adequate capital and resources; however, we can provide no assurance that this lender will continue to operate as a going concern in the future. If our current  lender were to fail, it is possible that the borrowing capacity under our credit agreement would be reduced or eliminated. In the event that the availability under our credit agreement was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (1) obtaining commitments from other banks to fund increased amounts under the terms of our credit agreement, (2) accessing the public capital markets, or (3) delaying certain projects. If it became necessary to access additional capital, any alternatives at the time may be on terms less favorable than under our existing credit agreement terms, which could have a material effect on our consolidated financial position, results of operations and cash flows.  If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available to us on acceptable terms, we may be unable take advantage of business opportunities or respond to competitive pressures, either of which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Our current debt level may negatively impact our current and future financial stability.

As of December 31, 2011, we had an aggregate of approximately $1.0 million of outstanding indebtedness, and accounts payable and accrued expenses of approximately $7.4 million.  As a result of our  indebtedness, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

•	our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;

•	a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for other purposes; and

•	our leverage could make us more vulnerable to economic downturns.

We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2012.  If we are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

As of December 31, 2011, we had $1.0 million due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

•	sell assets at disadvantageous prices;

•	obtain additional financing; or

•	refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current credit agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our loan agreement, we must:

•	comply with a minimum leverage ratio;

•	comply with a commitment coverage ratio;

•	not exceed specified levels of debt; and

•	comply with limits on asset sales.

Our ability to meet the financial ratios and tests under our credit agreement can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests.  A breach of any one of these covenants could permit the bank to accelerate the debt so that it is immediately due and payable.  If a breach occurred, no further borrowings would be available under our credit agreement.  If we were unable to repay the debt, the bank could proceed against and foreclose on our assets, substantially all of which have been pledged as collateral to secure payment of our indebtedness.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for approximately 33% of our revenue for the year ended December 31, 2011, and one customer that accounted for approximately 19% of our revenue for the year ended December 31, 2010.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

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

We did not identify any impairment of our intangibles for the year ended December 31, 2011.  Future impairment tests could result in impairments of our intangibles.  We expect to continue to amortize our intangible assets with finite lives over the same time periods as previously used, and we will test our intangible assets with indefinite lives for impairment at least once each year.  In addition, we are required to assess the consumptive life, or longevity, of our intangible assets with finite lives and adjust their amortization periods accordingly.  Our net goodwill and intangible assets were recorded on our balance sheet at approximately $12.3 million and $12.5 million as of December 31, 2011 and 2010, respectively.  Our identifiable intangibles are currently amortized at a rate of $179,000 per year.  Any impairment in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statements of income and financial position.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the recent recession, and the capital markets have not fully recovered making it an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in a reduction in our customers’ spending for our products and services in 2012. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future.  35% of the outstanding shares of our common stock are owned by four institutional investors, each of which owns more than 5% of our outstanding shares as of March 1, 2012.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 5.59% of the outstanding shares of our common stock as of March 1, 2012, could also have a negative impact on our stock price.

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

We have not paid cash dividends in the past and do not intend to pay dividends on our common stock in the foreseeable future.  Net income from our operations, if any, will be used for the development of our business, including capital expenditures, and to retire debt.  In addition, our credit agreement contains restrictions on our ability to pay cash dividends on our common stock.

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

Our Board of Directors has the authority to issue up to five million shares of preferred stock.  The Board of Directors can fix the terms of the preferred stock without any action on the part of our stockholders.  The issuance of shares of preferred stock may delay or prevent a change in control transaction.  In addition, preferred stock could be used in connection with the Board of Directors’ adoption of a shareholders’ rights plan (also known as a poison pill), which would make it much more difficult to effect a change in control of our company through acquiring or controlling blocks of stock.  Also, our directors and officers as a group will continue to beneficially own stock and although this is not a majority of our stock, it confers substantial voting power in the election of directors and management of our company.  This would make it difficult for other minority stockholders to effect a change in control or otherwise extend any significant control over our management.  This may adversely affect the market price and interfere with the voting and other rights of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2011:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	58,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Leased	13,135	Corporate offices
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Godley, Texas	Leased	5,000	Parts and services
Colleyville, Texas	Leased	512	Sales
		199,387

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2011 and 2010.

2011	Low	High
First Quarter	$15.85	$19.34
Second Quarter	14.45	18.48
Third Quarter	11.15	17.00
Fourth Quarter	12.13	15.18
2010	Low	High
First Quarter	$14.26	$20.45
Second Quarter	14.95	18.56
Third Quarter	13.93	16.97
Fourth Quarter	14.64	19.72

As of December 31, 2011  as reflected by our transfer agent records, we had 28 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  On March 13, 2012, the last reported sale price of our common stock as reported by the New York Stock Exchange was $13.99 per share.

The following graph shows a five year comparison of the cumulative total stockholder return on Natural Gas Services Group common stock as compared to the cumulative total return of two other indexes:  a custom composite index of the Philadelphia Oil Service Index and the Standard & Poor’s 500 Composite Stock Price Index.  These comparisons assume an initial investment of $100 and the reinvestment of dividends.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.  Our credit agreement also contain restrictions on paying dividends.

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
1998 Stock Option Plan	422,239	(1)	$14.56	275,753
2009 Restricted Stock / Unit Plan	49,110		$17.30	237,614
Equity compensation plans not approved by security holders	20,000	(2)

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.

(2)	Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his initial employment.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the fiscal year ended December 31, 2011.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2011.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$65,158	$53,908	$67,796	$85,336	$72,489
Costs of revenue, exclusive of depreciation shown separately below	30,394	24,750	32,157	44,994	41,106
Gross margin(1)	34,764	29,158	35,639	40,342	31,383
Depreciation and amortization	13,994	11,927	11,686	9,925	7,470
Other operating expenses	5,910	5,867	6,190	5,842	5,324
Operating income	14,860	11,364	17,763	24,575	18,589
Total other income (expense)	769	(64)	(536)	(355)	144
Income before income taxes	15,629	11,300	17,227	24,220	18,733
Income tax expense	5,869	4,272	6,212	8,627	6,455
Net income available to common stockholders	$9,760	$7,028	$11,015	$15,593	$12,278
Net income per common share:
Basic	$0.80	$0.58	$0.91	$1.29	$1.02
Diluted	$0.80	$0.58	$0.91	$1.28	$1.01
Weighted average shares of common stock outstanding:
Basic	12,148	12,108	12,096	12,090	12,071
Diluted	12,250	12,210	12,118	12,143	12,114
EBITDA(2)	$29,678	$23,421	$29,519	$34,887	$27,358

Cash flows from:
Operating Activities	$33,623	$28,798	$32,178	$28,250	$18,269
Investing Activities	(35,506)	(21,861)	(7,099)	(29,863)	(18,821)
Financing Activities	(864)	(10,817)	(3,211)	2,517	(3,594)
Net change in cash and cash equivalents	$(2,747)	$(3,880)	$21,868	$904	$(4,146)

	Year Ended December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$49,503	$48,338	$56,203	$47,032	$55,222
Total assets	212,164	188,769	186,871	181,050	153,233
Long-term debt (including current portion)	1,017	2,000	13,195	16,572	13,950
Stockholders’ equity	161,542	150,591	142,098	130,450	114,380

(1)	Gross margin is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

(2)	EBITDA is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

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

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles.  Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts; and

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ending December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net Income	$9,760	$7,028	$11,015	$15,593	$12,278
Interest expense, net	55	194	606	742	1,155
Income taxes	5,869	4,272	6,212	8,627	6,455
Depreciation & amortization	13,994	11,927	11,686	9,925	7,470
EBITDA	$29,678	$23,421	$29,519	$34,887	$27,358
Other operating expenses	5,910	5,867	6,190	5,842	5,324
Other expenses (income)	(824)	(130)	(70)	(387)	(1,299)
Gross Margin	$34,764	$29,158	$35,639	$40,342	$31,383

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2011, 2010, and 2009.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2011 we had 2,120 natural gas compressors totaling approximately 287,764 horsepower rented to 98 customers, compared to 1,909 natural gas compressors totaling approximately 248,648 horsepower rented to 97 customers at December 31, 2010.  Of the 2,120  compressors rented at December 31, 2011, 1,575 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three business segments for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Sales	$15,419	$12,370	$21,657
Rental	48,619	40,670	45,146
Service and maintenance	1,120	868	993
Total	$65,158	$53,908	$67,796

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

Demand for our products and services was strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  During the latter part of 2010 the economy began to recover and demand for our products began to strengthen. This recovery continued into 2011, but natural gas prices remained stagnant.

For fiscal year 2012, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2012.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Notwithstanding the continued weak economy, we believe the long-term trend in our market is favorable.

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2011, three customers accounted for approximately 39%, 20%, and 11% of our accounts receivable, and at December 31, 2010, two customers accounted for approximately 19% and 10% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. At December 31, 2011, our allowance for doubtful accounts balance was $296,000 and $171,000 at December 31, 2010

Accounting for Income Taxes

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

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decline in the market value of our stock.
When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

We completed a review of goodwill for impairment during the fourth quarter of 2011. Our analysis considered multiple valuation models, including an estimate of future discounted cash flows, the market capitalization of the Company and trading multiples.  Comparing the book value (including goodwill) to the valuation methods results in an over 20% excess market value over book value. Based on the analysis we concluded that no impairment of goodwill was required at December 31, 2011. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2011, an adjustment was made to remove obsolete inventory which represents 2% of inventory.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of continued low natural gas prices and potentially cautious capital spending by customers, we expect the overall activity levels in 2012 to only modestly outpace 2011. Currently, we believe that the strengthening commodity prices will be slow to develop for natural gas. In addition, the recovery of credit and capital market conditions resulting from the recent financial crisis will continue to impact the level of capital spending by our customers in the near term. We believe that the recovery from the recent recession will be slow. The result will likely be lagging capital spending by our customers and therefore slow growth in demand for our products and services.  We anticipate industry capital spending will be flat to a moderate increase in 2012 compared 2011 levels, and we believe our fabrication business will likely remain at a similar production level though 2012. We believe our rental operations business will increase assuming the  nation recovers from the recession in 2012 and 2013, although we can give no assurances that this will occur.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our segments for the years ended December 31, 2011 and December 31, 2010.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2011		2010		2011		2010
	(dollars in thousands) (unaudited)
Sales	$15,419	23.7%	$12,370	23.0%	$6,225	40.3%	$4,360	35.3%
Rental	48,619	74.6%	40,670	75.4%	27,877	57.3%	24,465	60.2%
Service & Maintenance	1,120	1.7%	868	1.6%	662	59.1%	333	38.4%
Total	$65,158		$53,908		$34,764	53.3%	$29,158	54.1%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue increased from $53.9 million to $65.2 million, or 20.9%, for the twelve months ended December 31, 2011, compared to the same period ended December 31, 2010. This was mainly the result of a 24.6% increase in sales revenue, a 19.5% increase in rental revenue and a 29.0% increase in service and maintenance revenue.

Sales revenue increased from $12.4 million to $15.4 million, or 24.6%, for the twelve months ended December 31, 2011, compared to the same period ended December 31, 2010. This increase is the result of greater demand for our products which resulted in more compressor units being sold to customers primarily from our Tulsa operations.  The increase in demand is due to our customers' continued investment in non-conventional shale plays which requires compression for produced natural gas. The price of natural gas on December 31, 2011 was $2.98/MMBtu, down from $4.19/MMBtu one year ago. Because of the significant decline in natural gas prices, along with economic uncertainty and tightened credit, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. In addition, capital project funding was shifted from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are primarily used in the production of natural gas, our compressor sales have been significantly impacted due to the factors described above. Our strategy over time has been to accelerate our rental revenues so that they are a larger component of our top line, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Rental revenue increased from $40.7 million to $48.6 million, or 19.5%, for the twelve months ended December 31, 2011, compared to the same period ended December 31, 2010.  This increase was the result of improved rental pricing of our units and the achievement of higher fleet utilization. As of December 31, 2011, we had 2,120 natural gas compressors in our rental fleet totaling approximately 287,764 horsepower, as compared to 1,909 natural gas compressors totaling approximately 248,648 horsepower at December 31, 2010.  As of December 31, 2011, we had 1,575 natural gas compressors totaling approximately 220,213 horsepower rented to 98 customers, compared to 1,297 natural gas compressors totaling approximately 174,515 horsepower rented to 97 customers at December 31, 2010. The rental fleet had a utilization of 74.3% as of December 31, 2011.

The overall gross margin percentage decreased to 53.3% for the twelve months ended December 31, 2011, from 54.1% for the same period ended December 31, 2010. This decrease is the result of rental margins, which represent the largest percent of our revenue at 75%, experiencing a reduction from 60% to 57% for the year end December 31, 2011 compared to the same period in 2010. The reduction in rental margin was largely driven by increased costs to maintain and service units under contract. Both sales and third party service and maintenance margins improved for the period ending December 31, 2011 compared to one year earlier. The sales margin increased from 35.3% to 40.3%. The sales margin in 2010 was impacted by the cost of customized orders. Third party service and maintenance margins increased from 38.4% to 59.1% for the period ended December 31, 2011 compared to the same period a year ago. Service and maintenance represents less than 2% of our revenue providing minimal impact on our overall gross margin.

Selling, general, and administrative expense increased slightly to $5.9 million for the twelve months ended December 31, 2011, as compared to the same period ended December 31, 2010.  There was no significant increase item of SG&A.

Depreciation and amortization expense increased from $11.9 million, to $14.0 million, or 17.6%, for the twelve months ended December 31, 2011, compared to the same period ended December 31, 2010.  This increase was the result of 211 new gas compressor rental units being added to the rental fleet from December 31, 2010 to December 31, 2011, thus increasing the depreciable base.

Other income and expense increased to $0.8 million for the twelve months ended December 31, 2011, as compared to $0.1million for the same period ended December 31, 2010. This is primarily due to a gain from the sale of our former headquarters during the first quarter of 2011.

Interest expense decreased 71.6% from $0.19 million to $0.06 million for the twelve months ended December 31, 2011, compared to the same period ended December 31, 2010, mainly due to the pay down of our term bank loan agreement.

Provision for income tax increased from $4.3 million to $5.9 million, or 37.2%, and is the result of the increase in taxable income. Our effective tax rate was 38% for both 2011 and 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation, and gross margin percentage of each of our segments for the years ended December 31, 2010 and December 31, 2009.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2010		2009		2010		2009
	(dollars in thousands) (unaudited)
Sales	$12,370	23.0%	$21,657	31.9%	$4,360	35.3%	$6,777	31.3%
Rental	40,670	75.4%	45,146	66.6%	24,465	60.2%	28,546	63.2%
Service & Maintenance	868	1.6%	993	1.5%	333	38.4%	316	31.8%
Total	$53,908		$67,796		$29,158	54.1%	$35,639	52.6%

(1)        For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue decreased from $67.8 million to $53.9 million, or 20.5%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009. This was mainly the result of a 42.9% decrease in sales revenue, a12.6% decrease in service and maintenance and a 9.9% decrease in rental revenue.

Sales revenue decreased from $21.7 million to $12.4 million, or 42.9%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009. This decrease was the result of lower demand for our products which resulted in fewer compressor units sold to third parties primarily from our Tulsa operations.  The downturn in demand was due to the overall slowdown in the economy and specific energy industry factors, especially with respect to prices for natural gas (Henry Hub Spot prices), which were very volatile and declined from a high of $13.31/MMBtu in July 2008 to a low of $2.42/MMBtu in August 2009. The price of natural gas on December 31, 2010 was $4.19/MMBtu, but declined after that time. Because of the significant decline in natural gas prices, along with economic uncertainty and tightened credit, the energy industry encountered reduced capital spending, particularly for goods and services with respect to natural gas activities. In addition, capital project funding was shifted from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices rebounded from its lows compared to natural gas prices. Since our compressors are primarily used in the production of natural gas, our compressor sales were significantly impacted due to the factors described above. We also had a customer curtail its purchasing activity during the transition period following its acquisition by an industry major.

Rental revenue decreased from $45.1 million to $40.7 million, or 9.9%, for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009.  This decrease was the result of rental price concessions to our customers and returned rental units. As of December 31, 2010, we had 1,909 natural gas compressors in our rental fleet totaling approximately 248,648 horsepower, as compared to 1,776 natural gas compressors totaling approximately 223,694 horsepower at December 31, 2009.  As of December 31, 2010 we had 1,297 natural gas compressors totaling approximately 174,515 horsepower rented to 97 third parties, compared to 1,159 natural gas compressors totaling approximately 146,512 horsepower rented to 91 third parties at December 31, 2009. The rental fleet had a utilization of 67.9% as of December 31, 2010.

The overall gross margin percentage increased to 54.1% for the twelve months ended December 31, 2010, from 52.6% for the same period ended December 31, 2009. This increase was result of two factors: (1) rentals, which had a higher margin than our other sources of revenue (rental revenue increased to 75.4% from 66.6% of our total revenue for the year ended December 31, 2010 compared to the same period ended December 31, 2009); and (2) sales margins also increased from 31.3% to 35.3% for the year ended December 31, 2010 compared to the same period in 2009 (3) our service and maintenance margin increased to 38.4% from 31.8% for the year ended December 31, 2010 compared to the same period ended December 31, 2009. This margin increase was also the result of greater efficiencies in our field service operations.

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

Interest expense decreased 67.8% for the twelve months ended December 31, 2010, compared to the same period ended December 31, 2009, mainly due to the pay down of our term bank loan agreement.

Provision for income tax decreased from $6.2 million to $4.3 million, or 30.7%, and was the result of the decrease in taxable income. Our effective tax rate for 2010 was 38% as compared to 36% in 2009.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2011 and 2010 are set forth below.

	2011	2010
	(in thousands)
Current Assets:
Cash and cash equivalents	$16,390	$19,137
Trade accounts receivable, net	5,679	5,279
Inventory, net	26,965	21,489
Prepaid income taxes	109	2,103
Prepaid expenses and other	360	330
Total current assets	49,503	48,338
Current Liabilities:
Current portion of long-term debt	—	—
Line of credit	—	2,000
Accounts payable	3,730	3,364
Accrued liabilities	3,644	2,151
Current portion of tax liability	75	—
Deferred income	4,863	389
Total current liabilities	12,312	7,904
Net working capital	$37,191	$40,434

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions.

For the year ended December 31, 2011, we invested approximately $36.5 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.  We also repaid approximately $1.0 million of our  debt during 2011.

Cash flows

At December 31, 2011, we had cash and cash equivalents of $16.4 million and working capital of $37.2 million, and total debt of $1.0 million on our credit agreement, all which is due in 2014. We had positive net cash flow from operating activities of approximately $33.6 million during 2011. This was primarily from net income of $9.8 million, plus depreciation and amortization of $14.0 million, an increase in deferred taxes of $7.0 million, and an increase of deferred income of $4.5 million.

At December 31, 2010, we had cash and cash equivalents of $19.1 million, working capital of $40.4 million and total debt of $2.0 million, on our line of credit, all of which was classified as current. We had positive net cash flow from operating activities of approximately $29 million during 2010. This was primarily from net income of $7.0 million, plus depreciation and amortization of $11.9 million, an increase in deferred taxes of $4.2 million, and a decrease in trade accounts receivable and inventory of $4.8 million.

Trade accounts receivable increased $0.4 million in December 31, 2011 as compared to December 31, 2010. This increase mainly resulted from the year over year improvement in both sales and rentals.

Inventory and work in progress increased to $27 million as of the end of 2011, as compared to $21.5 million as of the end of 2010. This increase is mainly a reflection of higher fabrication activity in our rental compression equipment lines.

Debt decreased to $1.0 million at December 31, 2011, compared to $2.0 million at December 31, 2010.  This decrease was mainly the result of principal repayment of debt and termination of our term loan and previous line of credit.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

Cash Contractual Obligations	2012	2013	2014	2015	Thereafter	Total
Line of credit (secured)	—	—	1,017	—	—	1,017
Interest on line of credit	20	20	20	—	—	60
Purchase obligations	300	300	300	300	2,753	3,953
Other long term liabilities	—	—	—	523	—	523
Facilities and office leases	244	167	17	—	—	428
Total	$564	$487	$1,354	$823	$2,753	$5,981

As of December 31, 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2011 was $248,000.

Senior Bank Borrowings

On December 31, 2010, we paid off our existing term loan at Western National Bank ("WNB") and established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments there under to up to $40 million) with JP Morgan Chase Bank, N.A. (the "Credit Agreement"). In connection with establishing the Credit Agreement, we paid $2,816,106 to WNB which represented payment in full of the principal and interest owed under our term loan with WNB.  In making this payment, we drew $2,000,000 on the line of credit under the Credit Agreement.

On December 30, 2011, we amended and renewed the Credit Agreement, which was set to expire on December 31, 2011 ("the Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%.

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

Maturity. The maturity date of the Amended Credit Agreement is December 31, 2014, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default.

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and leases receivables, along with a first priority lien on a variable number of our leased compressor equipment the book value of must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date.)

Covenants. The Amended Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business.

Events of Default and Acceleration. The Amended Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $50,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $150,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations under the Amended Credit Agreement may be accelerated upon the occurrence of an event of default.

As of December 31, 2011 and 2010, we were in compliance with all covenants in our respective loan agreements.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Shelf Registration Statement

We have an effective $150 million “universal” shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, which we filed in 2009. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, debt securities, rights to purchase common stock, units consisting of two or more of any of the registered securities and warrants to purchase any of the registered securities. We may offer any of these securities independently or together in any combination with other securities. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice.  We have no immediate plans to issue securities under the shelf registration statement, but our management believes that it may facilitate access to additional liquidity in the future.  However, there is no assurance that equity or debt capital would be available to us in the public markets should we determine to issue securities under the shelf registration statement.

Components of Our Principal Capital Expenditures

The table below shows the components of our principal capital expenditures for the three years ended December 31, 2011:

Expenditure Category	2011	2010	2009
	(in thousands)
Rental equipment, vehicles and shop equipment	$36,525	$21,908	$9,542

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow and additional bank borrowings may be required to fully fund our net capital expenditures requirements for 2012.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2011, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2011 we had met $827,000 of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2011was $248,000.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, Presentation of Comprehensive Income. Currently, companies have three alternatives for presenting Comprehensive Income and its components in financial statements. Comprehensive income and its components may be reported below the total of net income in a single statement that reports the results of operations, in a separate statement of comprehensive income that begins with net income, or within the statement of changes in equity.  Among the changes, ASU 2011-05 eliminates the option for entities to disclose comprehensive income and its components in the statement of changes in equity and as such, requires entities to report comprehensive income and its components either in a single continuous financial statement or in two separate but consecutive statements. In the case in which a single continuous financial statement is utilized, no longer will the statement be titled “Statement of Income and Comprehensive Income” and instead the statement will solely be titled “Statement of Comprehensive Income.” We do not expect the adoption of ASU 2011-05 to have an impact on the presentation of our financial statements.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, for year ended December 31, 2011. We have continued to assess goodwill consistent with previous years.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2011 and 2010, and were determined based upon interest rates currently available to us.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2011, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including the President and Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2011 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2011, BDO USA, LLP, our independent registered public accounting firm, attested to and issued an attestation report on the effectiveness of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Natural Gas Services Group, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 14, 2012

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Financial Statements

For a list of Financial Statements, see “Index to Financial Statements” and incorporated herein by reference.

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
10.1
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.11
First Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 31, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

10.12
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.13
First Amendment of Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 31, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

10.14
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2011, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2011.)

14
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

NATURAL GAS SERVICES GROUP, INC.

Date: March 14, 2012	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2012
Stephen C. Taylor
/s/ G. Larry Lawrence	Chief Financial Officer	March 14, 2012
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 14, 2012
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 14, 2012
William F. Hughes, Jr.
/s/ Kenneth V. Huseman	Director	March 14, 2012
Kenneth V. Huseman
/s/ David L. Bradshaw	Director	March 14, 2012
David L. Bradshaw
/s/ John W. Chisholm	Director	March 14, 2012
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheets of Natural Gas Services Group, Inc. (the "Company") as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying statements of income, stockholders' equity and cash flows of Natural Gas Services Group, Inc. (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas
March 4, 2010

NATURAL GAS SERVICES GROUP, INC.
BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$16,390	$19,137
Trade accounts receivable, net of doubtful accounts of $296 and $171, respectively	5,679	5,279
Inventory, net of allowance for obsolescence of $486 and $250, respectively	26,965	21,489
Prepaid income taxes	109	2,103
Prepaid expenses and other	360	330
Total current assets	49,503	48,338
Rental equipment, net of accumulated depreciation of $56,623 and $44,245, respectively	142,473	120,755
Property and equipment, net of accumulated depreciation of $7,786 and $7,899, respectively	7,839	7,149
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,936 and $1,757 respectively	2,282	2,461
Other assets	28	27
Total assets	$212,164	$188,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—
Line of credit	—	2,000
Accounts payable	3,730	3,364
Accrued liabilities	3,644	2,151
Current income tax liability	75	—
Deferred income	4,863	389
Total current liabilities	12,312	7,904
Line of credit, noncurrent portion	1,017	—
Deferred income tax payable, net	36,769	29,746
Other long term liabilities	524	528
Total liabilities	50,622	38,178
Commitments and contingencies (Notes 4, 5 and 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,179 and 12,148 shares issued and outstanding, respectively	122	122
Additional paid-in capital	87,225	86,034
Retained earnings	74,195	64,435
Total stockholders' equity	161,542	150,591
Total liabilities and stockholders' equity	$212,164	$188,769

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF INCOME
(in thousands except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Sales, net	$15,419	$12,370	$21,657
Rental income	48,619	40,670	45,146
Service and maintenance income	1,120	868	993
Total revenue	65,158	53,908	67,796
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	9,194	8,010	14,880
Cost of rentals, exclusive of depreciation stated separately below	20,742	16,205	16,600
Cost of service and maintenance, exclusive of depreciation stated separately below	458	535	677
Selling, general and administrative expense	5,910	5,867	6,190
Depreciation and amortization	13,994	11,927	11,686
Total operating costs and expenses	50,298	42,544	50,033
Operating income	14,860	11,364	17,763
Other income (expense):
Interest expense	(55)	(194)	(606)
Other income	824	130	70
Total other income (expense)	769	(64)	(536)
Income before provision for income taxes	15,629	11,300	17,227
Provision for income taxes:
Current	75	24	1,756
Deferred	5,794	4,248	4,456
Total income tax expense	5,869	4,272	6,212
Net income	$9,760	$7,028	$11,015
Earnings per common share:
Basic	$0.80	$0.58	$0.91
Diluted	$0.80	$0.58	$0.91
Weighted average common shares used in computing earnings per share:
Basic	12,148	12,108	12,096
Diluted	12,250	12,210	12,118

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2009	—	$—	12,094	$121	$83,937	$46,392	$130,450
Exercise of common stock options and warrants	—	—	7	—	49	—	49
Compensation expense on issuance of common stock options	—	—	—	—	584	—	584
Net income	—	—	—	—	—	11,015	11,015
BALANCES, December 31, 2009	—	$—	12,101	$121	$84,570	$57,407	$142,098
Exercise of common stock options and warrants	—	—	46	1	406	—	407
Compensation expense on issuance of common stock options	—	—	—	—	804	—	804
Issuance of restricted stock	—	—	1	—	—	—	—
Compensation expense on issuance of restricted common stock	—	—	—	—	254	—	254
Net income	—	—	—	—	—	7,028	7,028
BALANCES, December 31, 2010	—	$—	12,148	$122	$86,034	$64,435	$150,591
Exercise of common stock options	—	—	18	—	123	—	123
Compensation expense on issuance of common stock options	—	—	—	—	461	—	461
Issuance of restricted stock	—	—	13	—	—	—	—
Compensation expense on issuance of restricted common stock	—	—	—	—	607	—	607
Net income	—	—	—	—	—	9,760	9,760
BALANCES, December 31, 2011	—	$—	12,179	$122	$87,225	$74,195	$161,542

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,760	$7,028	$11,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,994	11,927	11,686
Deferred taxes	5,869	4,248	4,456
Stock options and restricted stock expense	1,068	1,058	584
Loss (gain) on disposal of assets	(717)	(46)	(51)
Changes in current assets:
Trade accounts receivables, net	(400)	2,035	4,007
Inventory, net	(5,476)	2,773	9,008
Prepaid income taxes and prepaid expenses	1,964	(598)	(1,504)
Changes in current liabilities:
Accounts payable and accrued liabilities	1,859	1,791	(8,673)
Current income tax liability	1,229	(1,708)	1,598
Deferred income	4,474	299	52
Other	(1)	(9)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,623	28,798	32,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36,525)	(21,908)	(9,542)
Redemption of short-term investments	—	—	2,300
Proceeds from sale of property and equipment	1,019	47	143
NET CASH USED IN INVESTING ACTIVITIES	(35,506)	(21,861)	(7,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	2,000	500
Proceeds from other long term liabilities, net	(4)	(30)	118
Repayments of long-term debt	—	(6,194)	(3,378)
Repayments of line of credit	(983)	(7,000)	(500)
Proceeds from exercise of stock options	123	407	49
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(864)	(10,817)	(3,211)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,747)	(3,880)	21,868
CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	19,137	23,017	1,149
CASH AND CASH EQUVALENTS AT END OF PERIOD	$16,390	$19,137	$23,017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$61	$238	$613
Income taxes paid	$130	$2,204	$1,477
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$—	$225	$1,114

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

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include the valuation of identifiable intangible assets and goodwill acquired in acquisitions, bad debt allowance and the allowance for inventory obsolescence.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  Management believes the allowance for doubtful accounts for trade receivables of $296,000 and $171,000 at December 31, 2011 and 2010, respectively, is adequate.

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

Major Customers and Concentration of Credit Risk

Sales and rental income to EOG Resources, Inc. ("EOG") and Devon Energy Production, Inc. ("Devon") in 2011 amounted to 17% and 16% of revenue, respectively. Sales and rental income to Devon in 2010 amounted to 19% of revenue. Sales and rental income to XTO Energy, Inc. and Devon in 2009 each amounted to 21% of revenue. No other single customer accounted for more than 10% of our revenues in 2011, 2010 or 2009. EOG, Devon, and Linn Operating amounted to 39%, 20%, and 11% of our accounts receivable as of December 31, 2011, respectively. BP and Devon amounted to 19% and 10%, respectively, of our accounts receivable as of December 31, 2010. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2010 and 2011.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $486,000 and $250,000 at December 31, 2011 and 2010, respectively. There were no new completed compressor units at December 31, 2011 or at December 31, 2010 available for sale or for use in our rental fleet.  At December 31, 2011 and 2010, respectively, inventory consisted of the following (in thousands):

	2011	2010
Raw materials	$20,364	$17,770
Finished goods	—	—
Work in process	6,601	3,719
	$26,965	$21,489

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years.  Rental equipment has an estimated useful life of fifteen years.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations.  Maintenance and repairs are charged to operations as incurred.

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in three acquisitions. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. The annual goodwill impairment test is performed internally in the fourth quarter of each year.

Intangibles

At December 31, 2011, NGSG had intangible assets with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2011 and 2010 was $2.3 million and $2.5 million respectively.  Intangible assets are amortized on a straight-line basis with useful lives ranging from 5 to 20 years, with a weighted average remaining life of approximately fourteen years as of December 31, 2011.  Amortization expense recognized in each of the years ending December 31, 2011, 2010, and 2009 was $179,000, $260,000 and $299,000 respectively.  In addition, NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2011 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2012	$125
2013	125
2014	125
2015	125
2016	125
Thereafter	1,003
$1,628

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our most recent analysis, we believe no impairment of intangible assets exists as of December 31, 2011.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was at $158,000 for both December 31, 2011 and 2010.

Financial Instruments and Concentrations of Credit Risk

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2011 and 2010 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.  We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Other Income

Other income at 2011 was $0.8 million and is primarily due to a gain from the sale of our former headquarters during the first quarter of 2011.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were no an anti-dilutive securities in 2011, 2010, and 2009.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$9,760	$7,028	$11,015
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,148	12,108	12,096
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,148	12,108	12,096
Dilutive effect of stock options and restricted shares	102	102	22
Diluted weighted average shares	12,250	12,210	12,118
Earnings per common share:
Basic	$0.80	$0.58	$0.91
Diluted	$0.80	$0.58	$0.91

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

Segments and Related Information

Management believes that it operates in one business segment.  Although our MD&A disclosures describe product lines in which we conduct our business; these product lines are managed and operated as one business segment.  ASC 280-10-50, “Operating Segments”, define the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we indeed look at our product to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.   Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these categories, but rather in the aggregate.

However, should a portion of our business be considered an operating segment; management has additionally reviewed the criteria for aggregation.  ASC 280-10-50-11, “Aggregation Criteria”, allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•	The nature of the products and services;

•	The nature of the production processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services; and

•	The nature of the regulatory environment, if applicable.

The Company is engaged in the business of designing and manufacturing compressors and flares. Our compressors and flares are sold and rented to our customers. In addition, we provide service and maintenance on compressors in our fleet and to third parties.These business activities are similar in all geographic areas.  Our manufacturing process is essentially the same for the entire Company and is performed in house at our facilities in Midland, Texas and Tulsa, Oklahoma.  Our customers primarily consist of entities in the business of producing natural gas.  The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles.  The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.  In addition, the economic characteristics of each customer arrangement are similar in that we maintain policies at the corporate level..

Therefore, the Company believes that should product lines be considered separate operating segments, they meet the requirements for aggregation as described above.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, Presentation of Comprehensive Income. Currently, companies have three alternatives for presenting Comprehensive Income and its components in financial statements. Comprehensive income and its components may be reported below the total of net income in a single statement that reports the results of operations, in a separate statement of comprehensive income that begins with net income, or within the statement of changes in equity.  Among the changes, ASU 2011-05 eliminates the option for entities to disclose comprehensive income and its components in the statement of changes in equity and as such, requires entities to report comprehensive income and its components either in a single continuous financial statement or in two separate but consecutive statements. In the case in which a single continuous financial statement is utilized, no longer will the statement be titled “Statement of Income and Comprehensive Income” and instead the statement will solely be titled “Statement of Comprehensive Income.” We do not expect the adoption of ASU 2011-05 to have an impact on the presentation of our financial statements.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, for year ended December 31, 2011. We have continued to assess goodwill consistent with previous years.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2011 are as follows :

Years Ending December 31, (in thousands)
2012	$7,883
Thereafter	—
Total	$7,883

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010 (in thousands):

	Useful Lives (Years)	2011	2010
Land and building	30	$5,459	$5,036
Leasehold improvements	39	758	758
Office equipment and furniture	5	1,321	1,229
Software	5	551	550
Machinery and equipment	7	2,337	2,241
Vehicles	3	5,198	5,234
Less accumulated depreciation		(7,785)	(7,899)
Total		$7,839	$7,149

Depreciation expense for property and equipment and the compressors described in Note 2 was $13.8 million, $11.7 million and $11.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

4.  Credit Facility

Line of Credit

Our revolving line of credit agreement with WNB allowed us to borrow, repay and re-borrow funds drawn under this agreement, as amended.  The total amount that we could borrow and have outstanding at any one time was the lesser of $40.0 million or the amount available for advances under a “borrowing base” calculation established by the bank.  The amount of the borrowing base was based primarily upon our receivables, equipment and inventory.  The borrowing base was re-determined by the bank on a monthly basis.    Interest only on borrowings under the revolving line of credit agreement was payable monthly on the first day of each month.  As of December 31, 2009, we had borrowed $7.0 million under the line of credit. The outstanding principal balance was paid in full on July 1, 2010, and the line expired on that date.

Term Loan Facility

We previously had a term loan agreement which commenced November 1, 2006.  Principal under this term loan agreement was due and payable in 59 monthly installments of $282,000 each.   Interest on the unpaid principal balance was due and payable on the same dates as principal payments.  As of December 31, 2009, this term loan agreement had a principal balance of $6.2 million.  This agreement was paid off in full terminated in December 2010.

Senior Bank Borrowings

On December 31, 2010, we paid off our existing term loan at Western National Bank ("WNB") and established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments thereunder to up to $40 million) with JP Morgan Chase Bank, N.A. (the "Credit Agreement"). In connection with establishing the Credit Agreement, we paid $2,816,106 to WNB which represented payment in full of the principal and interest owed under our term loan with WNB.  In making this payment, we drew $2,000,000 on the line of credit under the Credit Agreement described above.

On December 30, 2011, we amended and renewed the Credit Agreement, which was set to expire on December 31, 2011 ("the Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin ranges is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%.

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

Maturity. The maturity date of the Amended Credit Agreement is December 31, 2014, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default.

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and leases receivables, along with a first priority lien on a variable number of our leased compressor equipment the book value of must be maintained at a minimum of 2.00 to 1.00 commitment coverage ration (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date.)

Covenants. The Amended Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business.

Events of Default and Acceleration. The Amended Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $50,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $150,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations under the Amended Credit Agreement may be accelerated upon the occurrence of an event of default.

As of December 31, 2011 and 2010, we were in compliance with all covenants in our respective loan agreements.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

5.  Other Long-term Liabilities

As of December 31, 2011 and 2010, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.

In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $248,000 and $253,000 as of December 31, 2011 and 2010, respectively.

6.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	2011	2010	2009
Current provision:
Federal	$—	$—	$1,522
State	75	24	234
	75	24	1,756
Deferred provision:
Federal	5,166	4,009	4,179
State	628	239	277
	5,794	4,248	4,456
	$5,869	$4,272	$6,212

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2011	2010
Deferred income tax assets:
Net operating loss carryover	$6,828	$2,523
Other	1,218	685
Total deferred income tax assets	$8,046	$3,208
Deferred income tax liabilities:
Property and equipment	(43,716)	(31,811)
Goodwill and other intangible assets	(1,099)	(1,143)
Other	—	—
Total deferred income tax liabilities	(44,815)	(32,954)
Net deferred income tax liabilities	$(36,769)	$(29,746)

The effective tax rate differs from the statutory rate as follows:

	2011	2010	2009
Statutory rate	34%	34%	34%
State and local taxes	3%	2%	2%
Other	1%	2%	—%
Effective rate	38%	38%	36%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2011, 2010 and 2009, there were no significant income tax interest or penalty items in the income statement.

We had a regular income tax net operating loss carry forward of $19.3 million for federal income taxes as of December 31, 2011.  This net operating loss will begin to expire in 2031.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2006.

We are subject to extensive tax laws and regulations, including federal, state and local income taxes and value-based taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. As new tax laws and regulations are enacted and changes are made to existing tax laws and regulations we may be subject to increased future tax expenditures.  Our tax positions and the resulting liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties. We are not aware of any tax positions for which the outcome is uncertain or which is subject to a current review by any tax authority associated with our filings. We have also not established a reserve for any potential obligation related to uncertain tax position.

7.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2011 and 2010, there were no issued or outstanding preferred shares.

Securities offering

On August 14, 2009 we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register up to $150,000,000 of securities, including debt securities, common stock, preferred stock, depository shares, rights to purchase common stock and warrants to purchase any of the foregoing securities.  The SEC has declared the statement effective, and we may issue any of the registered securities from time to time in one or more offerings depending on market conditions and our financing needs.

Restricted Securities

On June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  During January 2011, we awarded 49,110 restricted shares of stock under the 2009 Restricted Stock Plan for payment of the executive bonus plan of 2009.  Of these restricted shares, 20,000 vest over a one-year period and the remainder vest over a three-year period, beginning on the date of grant. Compensation expense related to the restricted shares was approximately $607,000, for the year ended December 31, 2011.  As of December 31, 2011, there was a total of approximately $224,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares.  This expense is expected to be recognized over the next two years.

8.  Stock-Based Compensation

Stock Option Plan

Our 1998 Stock Option Plan (the "Plan"), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Plan to add additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2011, 293,357 shares were still available for issue under the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life of options granted is based on the vesting period and historical exercise and post-vesting employment termination behavior for similar grants.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

Weighted average Black –Scholes fair value assumption	2011	2010	2009
Risk free rate	2.09%	1.22%	1.82%
Expected life	5 yrs	2 yrs	5 yrs
Expected volatility	64.89%	64.32%	66.75%
Expected dividend yield	—	—	—

A summary of all option activity as of December 31, 2011 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2010	423,206	$14.76	7.33	$1,858
Granted	30,000	$17.60
Exercised	(18,571)	$10.66		127
Forfeited or expired	(12,396)	$17.68		419
Outstanding at December 31, 2011	422,239	$15.06	6.48	$766
Exercisable at December 31, 2011	343,573	$14.56	6.06	$721

We granted an option to purchase 10,000 shares to our Vice President of Technical Services and 17,000 shares to our non-executive employees on January 24, 2011 at an exercise price of $17.81 with a three year vesting period. We also granted additional options to purchase 3,000 shares to non-executive employees on June 14, 2011 at an exercise price of $15.70 with a three year vesting period.

The weighted average grant date fair value of options granted during the years 2011, 2010 and 2009 was $10.00, $7.30 and $6.68 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $127,000, $400,000 and $65,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $123,000, $407,000 and $49,000, respectively.

The following table summarizes information about the options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
0.00 – 5.58	7,500	1.67	$4.99	7,500	$4.99
5.59 – 9.43	94,239	4.98	8.63	94,239	8.63
9.44 – 15.60	65,000	5.99	12.34	55,000	12.77
15.61 – 20.48	255,500	7.29	18.42	186,834	18.46
0.00 - 20.48	422,239	6.48	$15.06	343,573	$14.56

The summary of the status of our unvested stock options as of December 31, 2011 and changes during the year then ended is presented below:

	Unvested Stock Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	116,333	$8.18
Granted	30,000	10.01
Vested	(67,667)	8.25
Forfeited	—	—
Unvested at December 31, 2011	78,666	$8.82

We recognized stock compensation expense from stock options vesting of $461,000, $804,000 and $584,000, respectively, for the years ended December 31, 2011, 2010 and 2009.  The total income tax benefit recognized in the income statement for stock based compensation was $148,000, $137,000 and $23,000, respectively, for the years ended December 31, 2011, 2010 and 2009.  As of December 31, 2011, there was approximately $411,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 1.5 years.  There was no income tax benefit realized for the tax deductions from stock options exercised for the years ending 2011, 2010 and 2009.

9.  Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $410,000, $185,000, and $211,000 to the 401(k) Plan in 2011, 2010 and 2009, respectively.

Rented Facilities

We lease certain of our facilities under operating leases with terms generally ranging from month-to-month to five years.  Most facility leases contain renewal options.  Remaining future minimum rental payments due under these leases for the years ended December 31 are as follows (in thousands):

2012	$244
2013	167
2014	17
2015	—
Total	$428

 Rent expense under such leases was $450,000, $526,000, and $466,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

10.  Segment Information

Our management identifies segments based upon major revenue sources as shown in the tables below.  However, management does not track assets by segment.  All sales and assets are currently located in continental United Sates.

For the Year Ended December 31, 2011

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$15,419	$48,619	$1,120	$—	$65,158
Operating costs and expenses	9,194	20,742	458	19,904	50,298
Other income/(expense)	—	—	—	769	769
Income (loss) before provision for income taxes	$6,225	$27,877	$662	$(19,135)	$15,629

For the Year Ended December 31, 2010

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$12,370	$40,670	$868	$—	$53,908
Operating costs and expenses	8,010	16,205	535	17,794	42,544
Other income/(expense)	—	—	—	(64)	(64)
Income (loss) before provision for income taxes	$4,360	$24,465	$333	$(17,858)	$11,300

For the Year Ended December 31, 2009

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$21,657	$45,146	$993	$—	$67,796
Operating costs and expenses	14,880	16,600	677	17,876	50,033
Other income/(expense)	—	—	—	(536)	(536)
Income (loss) before provision for income taxes	$6,777	$28,546	$316	$(18,412)	$17,227

11.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2011	Q1	Q2	Q3	Q4	Total
Total revenue	$15,054	$13,758	$17,701	$18,645	$65,158
Operating income	3,329	3,222	3,643	4,666	14,860
Net income applicable to common shares	2,497	2,008	2,231	3,024	9,760
Net income per share - Basic	0.21	0.16	0.18	0.25	0.80
Net income per share - Diluted	0.20	0.16	0.18	0.25	0.80

2010	Q1	Q2	Q3	Q4	Total
Total revenue	$11,549	$11,901	$14,245	$16,213	$53,908
Operating income	2,228	2,394	3,363	3,379	11,364
Net income applicable to common shares	1,364	1,544	2,153	1,967	7,028
Net income per share - Basic	0.11	0.13	0.18	0.16	0.58
Net income per share - Diluted	0.11	0.13	0.18	0.16	0.58

12. Subsequent Events

On March 12, 2012, the Company entered into an agreement to sell forty eight compressors from our rental fleet to an existing customer. Under the terms of the agreement, the units will be conveyed on the later of the scheduled delivery dates or receipt of payment. There are two scheduled delivery dates, the first delivery for twenty four units is scheduled for March 15, 2012 and the second delivery of twenty four units is scheduled for April 1, 2012. The total sale of the used units is $10.7 million. Prior to this sale, the remaining contract period for these units sold varied from two to eleven months with total expected rental income of $964,000.

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

10.11
First Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 31, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

10.12
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.13
First Amendment of Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 31, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

10.14
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2011, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2011.)

14
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