Form 10-Q
period 2012-05-10
NATURAL GAS SERVICES GROUP INC
filed 2012-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, $0.01 par value	12,308,999

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$29,438	$16,390
Trade accounts receivable, net of allowance for doubtful accounts of $362 and $296, respectively	3,104	5,679
Inventory, net of allowance for obsolescence of $603 and $486, respectively	26,586	26,965
Prepaid income taxes	109	109
Prepaid expenses and other	534	360
Total current assets	59,771	49,503
Rental equipment, net of accumulated depreciation of $59,761 and $56,623, respectively	140,604	142,473
Property and equipment, net of accumulated depreciation of $8,124 and $7,786 respectively	7,739	7,839
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,967 and $1,936, respectively	2,251	2,282
Other assets	28	28
Total assets	$220,432	$212,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$—	$—
Accounts payable	2,619	3,730
Accrued liabilities	3,421	3,644
Current income tax liability	75	75
Deferred income	8,490	4,863
Total current liabilities	14,605	12,312
Line of credit, noncurrent portion	1,017	1,017
Deferred income tax liability	38,919	36,769
Other long-term liabilities	517	524
Total liabilities	55,058	50,622
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock 30,000 shares authorized, par value $0.01; 12,207 and 12,179 shares issued and outstanding, respectively	122	122
Additional paid-in capital	87,548	87,225
Retained earnings	77,704	74,195
Total stockholders' equity	165,374	161,542
Total liabilities and stockholders' equity	$220,432	$212,164

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2012	2011
Revenue:
Sales, net	$12,432	$3,877
Rental income	13,738	10,881
Service and maintenance income	206	296
Total revenue	26,376	15,054
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	9,555	2,548
Cost of rentals, exclusive of depreciation stated separately below	5,509	4,362
Cost of service and maintenance, exclusive of depreciation stated separately below	93	137
Selling, general, and administrative expense	1,810	1,386
Depreciation and amortization	3,787	3,292
Total operating costs and expenses	20,754	11,725
Operating income	5,622	3,329
Other income (expense):
Interest expense	(3)	(9)
Other income	39	708
Total other income	36	699
Income before provision for income taxes	5,658	4,028
Provision for income taxes	2,150	1,531
Net income	$3,508	$2,497
Earnings per share:
Basic	$0.29	$0.21
Diluted	$0.29	$0.20
Weighted average shares outstanding:
Basic	12,169	12,175
Diluted	12,262	12,285

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,508	$2,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,787	3,292
Deferred taxes	2,150	1,502
Stock options and restricted stock expense	323	183
Gain on disposal of assets	—	(675)
Changes in current assets and liabilities:
Trade accounts receivables, net	2,575	(1,924)
Inventory, net	379	1,662
Prepaid income taxes and prepaid expenses	(174)	1,302
Accounts payable and accrued liabilities	(1,334)	306
Current income tax liability	—	29
Deferred income	3,627	825
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,841	8,999
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,787)	(10,129)
Proceeds from sale of property and equipment	—	952
NET CASH USED IN INVESTING ACTIVITIES	(1,787)	(9,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(6)	—
Proceeds from exercise of stock options	—	198
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6)	198
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,048	20
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,390	19,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,438	$19,157
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$10
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$4,010	$—

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

The accompanying unaudited condensed financial statements present the condensed results of our Company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2012 and the results of our operations for the three months ended 2012 and 2011 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permissible, and this ASU must be applied prospectively.  The adoption of ASU No. 2011-04 did not have a material effect on the Company's financial position or results of operations.

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, Presentation of Comprehensive Income. Currently, companies have three alternatives for presenting Comprehensive Income and its components in financial statements. Comprehensive income and its components may be reported below the total of net income in a single statement that reports the results of operations, in a separate statement of comprehensive income that begins with net income, or within the statement of changes in equity.  Among the changes, ASU 2011-05 eliminates the option for entities to disclose comprehensive income and its components in the statement of changes in equity and as such, requires entities to report comprehensive income and its components either in a single continuous financial statement or in two separate but consecutive statements. In the case in which a single continuous financial statement is utilized, no longer will the statement be titled “Statement of Income and Comprehensive Income” and instead the statement will solely be titled “Statement of Comprehensive Income.” The adoption of

ASU No. 2011-05 did not have a material effect on the Company's financial position or results of operations.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, for year ended December 31, 2011. The adoption of ASU No. 2011-08 did not have a material effect on the Company's financial position or results of operations.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the three months ended March 31, 2012 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	422,239	$15.06	6.48	$766
Granted	20,000	14.89	8.00
Exercised	—	—	—
Canceled/Forfeited	—	—	—
Outstanding, March 31, 2012	442,239	$15.05	6.39	$766
Exercisable, March 31, 2012	372,572	$14.66	6.26	$766

We granted options to purchase 20,000 shares to our non-executive employees on January 25, 2012 at an exercise price of $14.89 with a three year vesting period.

The following table summarizes information about our stock options outstanding at March 31, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
0.01 - 5.58	7,500	1.42	$4.99	7,500	$4.99
5.59 – 9.43	94,239	4.73	8.63	94,239	8.63
9.44 – 15.60	85,000	6.70	12.94	65,000	12.34
15.61 – 20.48	255,500	7.04	18.42	205,833	18.50
0.01 – 20.48	442,239	6.39	$15.05	372,572	$14.66

The summary of the status of our unvested stock options as of December 31, 2011 and changes during the three months ended March 31, 2012 is presented below.

Unvested stock options:	Shares		Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	78,666		$8.82
Granted	20,000	14.89	14.89
Vested	(28,999)		15.82
Unvested at March 31, 2011	69,667		$8.84

As of March 31, 2012, there was $568,631 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.91 years. Total compensation expense for stock options was $104,234 and $111,708 for the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock:

On January 25, 2012, the Compensation Committee awarded 70,000 shares of restricted common stock to our three named executive officers. 30,000 of the restricted shares were awarded to Stephen C. Taylor, our Chief Executive Officer, pursuant to the terms of his employment agreement. We also awarded Mr. Taylor an additional 20,000 restricted shares and our other two named executive officers 10,000 restricted shares each in connection with our review of their performance in 2011. The restricted shares issued to Messrs. Hazlett and Lawrence vest in annual one-third installments beginning on January 25, 2013, with Mr. Taylor's restricted shares subject to a one year vesting requirement. On March 28, 2012, we awarded and issued 12,500 shares of restricted stock to our Board of Directors as part payment for 2012 Directors fees. The restricted stock vests in quarterly installments beginning on March 31, 2013. Total compensation expense related to restricted stock awards was $219,877 and $79,400 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was a total of $1,034,318 of unrecognized compensation expenses related to these shares of restricted stock.

(3) Inventory

Our inventory, net of allowance for obsolescence of $603,000 at March 31, 2012 and $486,000 at December 31, 2011, consisted of the following amounts:

	March 31, 2012		December 31, 2011
	(in thousands)
Raw materials	$19,696	20,364,000	$20,364
Work in process	6,890		6,601
	$26,586		$26,965

During the three months ended March 31, 2012 and March 31, 2011, there was no write off of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

On December 31, 2010, we established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments thereunder to up to $40 million) with JP Morgan Chase Bank, N.A. On December 31, 2011, we amended and renewed the Credit Agreement, which was set to expire on December 31, 2011 (the "Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $28,864,233 borrowing base availability at March 31, 2012 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%.

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

Maturity . The maturity date of the Amended Credit Agreement is December 31, 2014, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default.

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

Covenants. The Amended Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also have certain financial covenants that require us to maintain on a consolidated basis a leverage ratio less than or equal to 2.50 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2012, we were in compliance with all covenants in our Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2012 our balance on the line of credit was $1,016,667.

(5) Other Long-term Liabilities

As of March 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2012 was $242,766.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months ended
	March 31,
	(in thousands, except per share data)
	2012	2011
Numerator:
Net income	$3,508	$2,497
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,169	12,175
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,169	12,175
Dilutive effect of stock options and restricted stock	93	110
Diluted weighted average shares	12,262	12,285
Earnings per common share:
Basic	$0.29	$0.21
Diluted	$0.29	$0.20

A total of 49,586 stock options for the three months ended March 31, 2012 and a total of 117,000 stock options for the three months ended March 31, 2011 were excluded from the diluted weighted average shares as their effect would be anti-dilutive.

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

However, should a portion of our business be considered an operating segment; management has additionally reviewed the criteria for aggregation.  ASC 280-10-50-11, “Aggregation Criteria”, allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•	The nature of the products and services;

•	The nature of the production of processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services; and

•	The nature of the regulatory environment, if applicable.

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

For the three months ended March 31, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$12,432	$13,738	$206	$—	$26,376
Operating costs and expenses	9,555	5,509	93	5,597	20,754
Other income (expense)	—	—	—	36	36
Income before provision for income taxes	$2,877	$8,229	$113	$(5,561)	$5,658

For the three months ended March 31, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,877	$10,881	$296	$—	$15,054
Operating costs and expenses	2,548	4,362	137	4,678	11,725
Other income (expense)	—	—	—	699	699
Income before provision for income taxes	$1,329	$6,519	$159	$(3,979)	$4,028

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2012, we had 2,135 natural gas compressors totaling 290,826 horsepower rented to 103 third parties compared to 1,399 natural gas compressors totaling 182,326 horsepower rented to 95 third parties at March 31, 2011. At December 31, 2011 we had 2,120 natural gas compressors totaling approximately 287,764 horsepower rented to 98 customers.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and throughout the first quarter of 2011. In addition, opportunities developed in non-conventional shale plays. While shale continued to offer opportunities, natural gas prices have stalled, leaving demand for compression in conventional areas uncertain.

For much of 2012, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements 2012.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue for the first quarter of 2012 compared to the same period in 2011.

Results of Operations

Three months ended March 31, 2012, compared to the three months ended March 31, 2011.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2012 and 2011.

	Revenue Three months ended March 31, (in thousands)
	2012		2011
Sales	$12,432	47%	$3,877	26%
Rental	13,738	52%	10,881	72%
Service and Maintenance	206	1%	296	2%
Total	$26,376		$15,054

Total revenue increased from $15.1 million to $26.4 million, or 74.8%, for the three months ended March 31, 2012, compared to the same period ended March 31, 2011. The increase includes the first half of a non-recurring sale of rental units from our fleet to a single customer. The first half of the order was delivered in March 2012, and the other half is scheduled for delivery in the second quarter of 2012. This increase was also the result of increased compressor rental revenue.  Comparing the three months ended March 31, 2012 to the same period in 2011, sales revenue increased 220.6% and rental revenue increased 26.3%. Service and maintenance revenue decreased by 30.4%.

Sales revenue increased from $3.9 million to $12.4 million for the three months ended March 31, 2012, compared to the same period ended March 31, 2011.  This increase is the result of the one time sale and higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity was due to greater attention to unconventional plays in which the project economics depend on oil prices rather than natural gas prices. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations. There was also a slight increase in demand for flares.

Rental revenue increased from $10.9 million to $13.7 million for the three months ended March 31, 2012, compared to the same period ended March 31, 2011.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,135 compressor packages in our rental fleet, up from 1,978 units at March 31, 2011.  The rental fleet had a utilization of 75% as of March 31, 2012 compared to 68% utilization as of March 31, 2011. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage decreased to 21% for the three months ended March 31, 2012, from 22% for the same period ended March 31, 2011. The lower margin is mainly the result of an increase in costs related to compressor sales and strategically competitive bids. We incurred higher costs on several custom projects due to design complexity. We also saw increases in depreciation and selling, general and administrative expenses.

Selling, general, and administrative expense increased to $1.8 million, a 30.6% increase for the three months ended March 31, 2012, as compared to the same period ended March 31, 2011.  This increase is mainly due to higher commissions and salaries and increased staffing levels. Our staffing increase is mainly in operations in order to meet operational demands. Overall staffing increased from 253 to 275 between the periods.

Depreciation and amortization expense increased to $3.8 million for the three months ended March 31, 2012, compared to $3.3 million for the same period ended March 31, 2011.  This was the result of new gas compressor rental units being added to the rental fleet from March 31, 2011 to March 31, 2012. We added a net of 796 compressors to our rental fleet during the twelve month period.

Other income and expense decreased for the three months ended March 31, 2012, as compared to the same period ended March 31, 2011. The decrease was due to a gain on sale of our former headquarters and manufacturing facility in the first quarter of 2011.

Interest expense decreased slightly for the three months ended March 31, 2012, compared to the same period ended March 31, 2011 due to a lower outstanding balance on our line of credit.

Provision for income tax increased from $1.5 million to $2.2 million, or 46.7%, and is the result of the increase in taxable income. We had an effective tax rate of 38% in both periods.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2012 and December 31, 2011 are set forth below:

	March 31, 2012	December 31, 2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,438	$16,390
Trade accounts receivable, net	3,104	5,679
Inventory, net	26,586	26,965
Prepaid income taxes	109	109
Prepaid expenses and other	534	360
Total current assets	59,771	49,503
Current Liabilities:
Line of credit	—	—
Accounts payable	2,619	3,730
Accrued liabilities	3,421	3,644
Current portion of tax liability	75	75
Deferred income	8,490	4,863
Total current liabilities	14,605	12,312
Total working capital	$45,166	$37,191

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2012, we invested $5.8 million in equipment for our rental fleet and service vehicles, exclusive of the $4.0 million in equipment sold from our rental fleet. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand. During this period we did not make any principal payments on our credit line.

Cash flows

At March 31, 2012, we had cash and cash equivalents of $29.4 million compared to $16.4 million at December 31, 2011.  Our cash flow from operations of $14.9 million was offset by capital expenditures of $1.8 million, net of the $4.0 million in equipment sold from our rental fleet, during the three months ended March 31, 2012.  We had working capital of $45.2 million at March 31, 2012 compared to $37.2 million at December 31, 2011. At March 31, 2012 and at December 31, 2011, our total debt was $1.0 million, all related to our line of credit and classified as long term. We had positive net cash flow from operating activities of $14.9 million during the first three months of 2012 compared to $9.0 million for the first three months of 2011.  The cash flow from operations of $14.9 million was primarily the result of the net income of $3.5 million and the non cash items of depreciation of $3.8 million and deferred taxes of $2.2 million, a reduction in accounts receivable of $2.6 million, an increase in deferred income of $3.6 million and an decrease in accounts payable of $1.3 million.  We had long-term debt at both March 31, 2012 and at December 31, 2011 of $1.0 million.

Uncertain Economic Strategy

For the remainder of the fiscal year 2012 and the beginning of 2013, our overall plan during the uncertain economy, is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2012 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2012 and beginning of 2013.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Bank Borrowings

On December 31, 2010, we established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments thereunder to up to $40 million) with JP Morgan Chase Bank, N.A. On December 31, 2011, we amended and renewed the Credit Agreement, which was set to expire on December 31, 2011 (the "Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $28,864,233 borrowing base availability at March 31, 2012 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin ranges is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%.

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

Maturity . The maturity date of the Amended Credit Agreement is December 31, 2014, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default.

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

Covenants. The Amended Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also have certain financial covenants that require us to maintain on a consolidated basis a leverage ratio less than or equal to 2.50 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2012, we were in compliance with all covenants in our respective loan agreements.  A default under our bank credit facility could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default could have a material adverse effect on our liquidity, financial position and operations depending on our outstanding balance at the time and need for capital. At March 31, 2012 our balance on our line of credit was $1,016,667.

Other

As of March 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future. The staffing requirements related to our agreement will remain in effect until April 9, 2016. Failure to comply with the terms of the agreement could result in the repayment of the entire $275,000 economic stimulus incentive payment.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2012 was $242,766.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands of dollars)
Cash Contractual Obligations	2012(1)	2013	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$—	$1,017	$—	$—	$—	$1,017
Interest on line of credit(2)	20	20	20	—	—	—	60
Purchase obligations	300	300	300	300	300	2,453	3,953
Other long-term liabilities	—	—		523		—	523
Facilities and office leases	271	166	17	—		—	454
Total	$591	$486	$1,354	$823	300	$2,453	$6,007

(1)	For the nine months remaining in 2012.

(2)	Assumes an interest rate of 4.0%.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permissible, and this ASU must be applied prospectively.  The adoption of ASU No. 2011-04 did not have a material effect on the Company's financial position or results of operations.

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-05, Presentation of Comprehensive Income. Currently, companies have three alternatives for presenting Comprehensive Income and its components in financial statements. Comprehensive income and its components may be reported below the total of net income in a single statement that reports the results of operations, in a separate statement of comprehensive income that begins with net income, or within the statement of changes in equity.  Among the changes, ASU 2011-05 eliminates the option for entities to disclose comprehensive income and its components in the statement of changes in equity and as such, requires entities to report comprehensive income and its components either in a single continuous financial statement or in two separate but consecutive statements. In the case in which a single continuous financial statement is utilized, no longer will the statement be titled “Statement of Income and Comprehensive Income” and instead the statement will solely be titled “Statement of Comprehensive Income.” ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (and interim periods within those years). The adoption of ASU No. 2011-05 did not have a material effect on the Company's financial position or results of operations.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, for year ended December 31, 2011. The adoption of ASU No. 2011-08 did not have a material effect on the Company's financial position or results of operations.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2012 was $242,766.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings, and notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of the bank borrowings approximate the carrying amounts as of March 31, 2012 and were determined based upon interest rates currently available to us.

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

Interest Rate Risk

Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of March 31, 2012, we were not using any derivatives to manage interest rate risk.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of the risk associated with our Company and industry.

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

10.8
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.9
First Amendment of Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 31, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

10.10
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2011, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2011.)

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

May 10, 2012

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

10.8
Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.9
First Amendment of Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 31, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

10.10
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2011, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2011.)

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