Form 10-Q
period 2012-06-30
NATURAL GAS SERVICES GROUP INC
filed 2012-08-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, $0.01 par value	12,316,499

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$30,472	$16,390
Trade accounts receivable, net of allowance for doubtful accounts of $462 and $296, respectively	4,609	5,679
Inventory, net of allowance for obsolescence of $771 and $486, respectively	26,729	26,965
Prepaid income taxes	109	109
Prepaid expenses and other	519	360
Total current assets	62,438	49,503
Rental equipment, net of accumulated depreciation of $62,967 and $56,623, respectively	141,664	142,473
Property and equipment, net of accumulated depreciation of $8,463 and $7,786 respectively	7,445	7,839
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $1,967 and $1,936, respectively	2,219	2,282
Other assets	28	28
Total assets	$223,833	$212,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,094	$3,730
Accrued liabilities	5,638	3,644
Current income tax liability	119	75
Deferred income	4,953	4,863
Total current liabilities	12,804	12,312
Line of credit, non-current portion	1,017	1,017
Deferred income tax liability	40,673	36,769
Other long-term liabilities	513	524
Total liabilities	55,007	50,622
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,218 and 12,179 shares issued and outstanding, respectively	122	122
Additional paid-in capital	88,001	87,225
Retained earnings	80,703	74,195
Total stockholders' equity	168,826	161,542
Total liabilities and stockholders' equity	$223,833	$212,164

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2012		2011	2012		2011
Revenue:
Sales, net	$10,649		$1,901	$23,080		$5,778
Rental income	13,671		11,601	27,409		22,482
Service and maintenance income	188		256	395		552
Total revenue	24,508		13,758	50,884	28,812	28,812
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	7,563		638	17,118		3,186
Cost of rentals, exclusive of depreciation stated separately below	5,874		4,909	11,383		9,271
Cost of service and maintenance, exclusive of depreciation stated separately below	98		93	191		231
Selling, general, and administrative expense	2,347		1,462	4,157		2,848
Depreciation and amortization	3,797		3,434	7,584		6,725
Total operating costs and expenses	19,679		10,536	40,433		22,261
Operating income	4,829		3,222	10,451		6,551
Other income (expense):
Interest expense	(3)		(28)	(5)		(37)
Other income	61		45	99		753
Total other income	58		17	94		716
Income before provision for income taxes	4,887		3,239	10,545		7,267
Provision for income taxes	1,887		1,231	4,037		2,762
Net income	$3,000	2,008	$2,008	$6,508		$4,505
Earnings per share:
Basic	$0.25		$0.16	$0.53		$0.37
Diluted	$0.24		$0.16	$0.53		$0.37
Weighted average shares outstanding:
Basic	12,216		12,179	12,177		12,157
Diluted	12,316		12,288	12,274		12,265

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,508	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,584	6,725
Deferred taxes	3,937	2,649
Stock options and restricted stock expense	686	450
Gain on disposal of assets	—	(702)
Changes in current assets and liabilities:
Trade accounts receivables	1,070	499
Inventory	236	(1,265)
Prepaid income taxes and prepaid expenses	(159)	1,755
Accounts payable and accrued liabilities	358	256
Current income tax liability	44	29
Deferred income	90	1,126
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,354	16,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,319)	(19,481)
Proceeds from sale of property and equipment	—	980
NET CASH USED IN INVESTING ACTIVITIES	(6,319)	(18,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(10)	—
Proceeds from exercise of stock options	57	198
NET CASH PROVIDED BY FINANCING ACTIVITIES	47	198
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,082	(2,276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,390	19,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,472	$16,861
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6	$43
Income taxes paid	$1	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$8,690	$—

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

The accompanying unaudited condensed financial statements present the results of our Company taken from our books and records. In our opinion, such information includes all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2012 and the results of our operations for the three and six months ended 2012 and 2011 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

Recently Issued Accounting Pronouncements

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The adoption of ASU No. 2011-08 on January 8, 2012 did not and is not expected to have a material effect on our financial position or results of operations.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the six months ended June 30, 2012 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	422,239	$15.06	6.48	$766
Granted	20,000	14.89	8.00
Exercised	(7,500)	7.66	—
Canceled/Forfeited	—	—	—
Outstanding, June 30, 2012	434,739	$15.18	6.10	$770
Exercisable, June 30, 2012	366,072	$14.81	5.66	$770

We granted options to purchase 20,000 shares to our non-executive employees on January 25, 2012 at an exercise price of $14.89 with a three year vesting period.

The following table summarizes information about our stock options outstanding at June 30, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
0.01 – 5.58	5,000	1.00	$4.72	5,000	$4.72
5.59 – 9.43	89,239	4.41	8.62	89,239	8.62
9.44 – 15.60	85,000	6.32	12.94	65,000	12.34
15.61 – 20.48	255,500	6.71	18.42	206,833	18.50
0.01 – 20.48	434,739	6.10	$15.18	366,072	$14.81

The summary of the status of our unvested stock options as of December 31, 2011 and changes during the six months ended June 30, 2012 is presented below.

Unvested stock options:	Shares		Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	78,666		$8.82
Granted	20,000	14.89	14.89
Vested	(29,999)		7.99
Unvested at June 30, 2012	68,667		$10.95

As of June 30, 2012, there was $474,715 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.77 years. Total compensation expense for stock options was $214,083 and $234,150 for the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock:

On January 25, 2012, the Compensation Committee awarded 70,000 shares of restricted common stock to our three named executive officers. 30,000 of the restricted shares were awarded to Stephen C. Taylor, our Chief Executive Officer, pursuant to the terms of his employment agreement. We also awarded Mr. Taylor an additional 20,000 restricted shares and our other two named executive officers 10,000 restricted shares each in connection with our review of their performance in 2011. The restricted shares issued to Messrs. Hazlett and Lawrence vest in annual one-third installments beginning on January 25, 2013, with Mr. Taylor's restricted shares subject to a one year vesting requirement. On March 28, 2012, we awarded and issued 12,500 shares of restricted stock to our Board of Directors as part payment for 2012 Directors' fees. The restricted stock vests in quarterly installments beginning on March 31, 2013. Total compensation expense related to restricted stock awards was $471,629 and $215,868 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was a total of $953,385 of unrecognized compensation expenses related to these shares of restricted stock.

(3) Inventory

Our inventory, net of allowance for obsolescence of $770,808 at June 30, 2012 and $485,680 at December 31, 2011, consisted of the following amounts:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$19,108	$20,364
Work in process	7,621	6,601
	$26,729	$26,965

During the six months ended June 30, 2012 and June 30, 2011, there was zero write off of obsolete inventory against the allowance for obsolescence.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $28.9 million borrowing base availability at June 30, 2012 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the six month period ended June 30, 2012, our weighted average interest rate was 1.8%.

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

As of June 30, 2012, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2012 our balance on the line of credit was $1.0 million.

(5) Other Long-term Liabilities

As of June 30, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2012 was $238,084.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation.

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2012	2011	2012	2011
Numerator:
Net income	$3,000	$2,008	$6,508	$4,505
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,216	12,179	12,177	12,157

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,216	12,179	12,177	12,157
Dilutive effect of stock options and restricted stock	100	109	97	108
Diluted weighted average shares	12,316	12,288	12,274	12,265
Earnings per common share:
Basic	$0.25	$0.16	$0.53	$0.37
Diluted	$0.24	$0.16	$0.53	$0.37

For the six months ended June 30, 2012, there were no stock options excluded due to their anti-dilutive effect. A total of 59,680 stock options for the six months ended June 30, 2011 were excluded from the diluted weighted average shares as their effect would be anti-dilutive.

(7) Segment Information

ASC 280-10-50, Operating Segments, define the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we indeed look at our product line information to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.   Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these categories, but rather in the aggregate. Based on this, Management believes that it operates in one business segment.

However, should a portion of our business be considered an operating segment; management has additionally reviewed the criteria for aggregation.  ASC 280-10-50-11, Aggregation Criteria, allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•	The nature of the products and services;

•	The nature of the production of processes;

•	The type or class of customer for their products and services;

•	The methods used to distribute their products or provide their services; and

•	The nature of the regulatory environment, if applicable.

We are engaged in the business of designing and manufacturing compressors and flares. Our compressors and flares are sold and rented to our customers. In addition, we provide service and maintenance on compressors in our fleet and to third parties.These business activities are similar in all geographic areas.  Our manufacturing process is essentially the same for the entire Company and is performed in house at our facilities in Midland, Texas and Tulsa, Oklahoma.  Our customers primarily consist of entities in the business of producing natural gas.  The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles.  The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.  In addition, the economic characteristics of each customer arrangement are similar in that we maintain policies at the corporate level.

Therefore, we believe that should product lines be considered separate operating segments, they meet the requirements for aggregation as described above.

For the three months ended June 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$10,649	$13,671	$188	$—	$24,508
Operating costs and expenses	7,563	5,874	98	6,144	19,679
Other income (expense)	—	—	—	58	58
Income before provision for income taxes	$3,086	$7,797	$90	$(6,086)	$4,887

For the three months ended June 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$1,901	$11,601	$256	$—	$13,758
Operating costs and expenses	638	4,909	93	4,896	10,536
Other income (expense)	—	—	—	17	17
Income before provision for income taxes	$1,263	$6,692	$163	$(4,879)	$3,239

For the six months ended June 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$23,080	$27,409	$395	$—	$50,884
Operating costs and expenses	17,118	11,383	191	11,741	40,433
Other income (expense)	—	—	—	94	94
Income before provision for income taxes	$5,962	$16,026	$204	$(11,647)	$10,545

For the six months ended June 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$5,778	$22,482	$552	$—	$28,812
Operating costs and expenses	3,186	9,271	231	9,573	22,261
Other income (expense)	—	—	—	716	716
Income before provision for income taxes	$2,592	$13,211	$321	$(8,857)	$7,267

(8)  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow.  We are not currently a party to any material legal proceedings, and we are not aware of any other threatened litigation.

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of June 30, 2012, we had 1,613 natural gas compressors totaling 222,421 horsepower rented to 104 third parties compared to 1,465 natural gas compressors totaling 201,951 horsepower rented to 94 third parties at June 30, 2011.

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

We provide service and maintenance to our customers under written maintenance contracts or on an as required basis in the absence of a service contract. Maintenance agreements typically have terms of 6 months to 1 year and require payment of a monthly fee.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and throughout the first quarter of 2011. Since then, prices have only slight movements up followed by downward movements. Opportunities have developed in non-conventional shale plays. While shale plays continued to offer opportunities, natural gas prices have stalled, leaving demand for compression in conventional areas uncertain.

For the remainder of 2012, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue for the first half of 2012 compared to the same period in 2011.

Results of Operations

Three months ended June 30, 2012, compared to the three months ended June 30, 2011.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2012 and 2011.

	Revenue Three months ended June 30, (in thousands)
	2012		2011
Sales	$10,649	43%	$1,901	14%
Rental	13,671	56%	11,601	84%
Service and Maintenance	188	1%	256	2%
Total	$24,508		$13,758

Total revenue increased from $13.8 million to $24.5 million, or 77.5%, for the three months ended June 30, 2012, compared to the same period ended June 30, 2011. Total sales increased by $8.7 million, of which $2.7 million were normal compressor sales in the three months ended June 30, 2012 compared to the three month period ended June 30, 2011. In addition, we received the second half of a large non-recurring sale of rental units from our fleet to a single customer. The first half of the order was delivered in March 2012. We also had increased compressor rental revenue.  Comparing the three months ended June 30, 2012 to the same period in 2011, sales revenue increased 460.3% and rental revenue increased 17.8%. Service and maintenance revenue decreased by 26.5%, but represents only 1% of total revenue due to customer demands.

Sales revenue increased from $1.9 million to $10.6 million for the three months ended June 30, 2012, compared to the same period ended June 30, 2011.  This increase is the result of the large one time sale and higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity was due to greater attention to unconventional plays in which the project economics depend on oil prices rather than natural gas prices. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations. There was also a slight decrease in demand for flares.

Rental revenue increased from $11.6 million to $13.7 million for the three months ended June 30, 2012, compared to the same period ended June 30, 2011.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,167 compressor packages in our rental fleet, up from 2,031 units at June 30, 2011.  The rental fleet had a utilization of 74.4% as of June 30, 2012 compared to 72.1% utilization as of June 30, 2011. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage decreased to 20% for the three months ended June 30, 2012, from 23% for the same period ended June 30, 2011. The lower margin is mainly the result of an increase in costs related to compressor sales and strategically competitive bids. We incurred higher costs on several custom projects due to design complexity.

Selling, general, and administrative expense increased to $2.3 million from $1.5 million, a 53.3% increase for the three months ended June 30, 2012, as compared to the same period ended June 30, 2011.  This increase is mainly due to higher commissions and salaries and increased staffing levels. Our staffing increase is mainly in support of operational demands. Overall staffing increased from 251 to 285 between the periods.

Depreciation and amortization expense increased to $3.8 million for the three months ended June 30, 2012, compared to $3.4 million for the same period ended June 30, 2011.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2011 to June 30, 2012. We added a net of 136 compressors to our rental fleet during the twelve month period.

Provision for income tax increased to $1.9 million from $1.2 million, or 58.3%, and is the result of the increase in taxable income. We had an effective tax rate of 38% in both periods.

Six months ended June 30, 2012, compared to the six months ended June 30, 2011.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2012 and 2011.

	Revenue Six months ended June 30, (in thousands)
	2012		2011
Sales	$23,080	45%	$5,778	20%
Rental	27,409	54%	22,482	78%
Service and Maintenance	395	1%	552	2%
Total	$50,884		$28,812

Total revenue increased from $28.8 million to $50.9 million, or 76.7%, for the six months ended June 30, 2012, compared to the same period ended June 30, 2011. The increase includes a non-recurring sale of rental units from our fleet to a single customer. In addition, we had an increase in other compressor and flare sales. This increase was also the result of increased compressor rental revenue.  Comparing the six months ended June 30, 2012 to the same period in 2011, sales revenue increased 299.5% and rental revenue increased 21.9%. Service and maintenance revenue decreased by 28.5%.

Sales revenue increased from $5.8 million to $23.1 million for the six months ended June 30, 2012, compared to the same period ended June 30, 2011.  This increase is the result of the one time sale and higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity was due to greater attention to unconventional plays in which the project economics depend on oil prices rather than natural gas prices. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations. There was also a slight increase in demand for flares.

Rental revenue increased from $22.5 million to $27.4 million for the six months ended June 30, 2012, compared to the same period ended June 30, 2011.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,167 compressor packages in our rental fleet, up from 2,031 units at June 30, 2011.  The rental fleet had a utilization of 74.4% as of June 30, 2012 compared to 72.1% utilization as of June 30, 2011. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage decreased to 21% for the six months ended June 30, 2012, from 23% for the same period ended June 30, 2011. The lower margin is mainly the result of an increase in costs related to compressor sales and strategically competitive bids. We incurred higher costs on several custom projects due to design complexity.

Selling, general, and administrative expense increased to$4.2 million, a 46.0% increase for the six months ended June 30, 2012, as compared to the same period ended June 30, 2011.  This increase is mainly due to higher commissions and salaries and increased staffing levels. Our staffing increase is mainly in support of operational demands. Overall staffing increased from 251 to 285 between the periods.

Depreciation and amortization expense increased to $7.6 million for the six months ended June 30, 2012, compared to $6.7 million for the same period ended June 30, 2011.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2011 to June 30, 2012. We added a net of 136 compressors to our rental fleet during the twelve month period.

Other income and expense decreased for the six months ended June 30, 2012, as compared to the same period ended June 30, 2011. The decrease was due to a gain on sale of our former headquarters and manufacturing facility in the first quarter of 2011.

Provision for income tax increased to $4.0 million from $2.8 million, or 46.2%, and is the result of the increase in taxable income. We had an effective tax rate of 38% in both periods.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2012 and December 31, 2011 are set forth below:

	June 30,	December 31,
	2012	2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$30,472	$16,390
Trade accounts receivable, net	4,609	5,679
Inventory, net	26,729	26,965
Prepaid income taxes	109	109
Prepaid expenses and other	519	360
Total current assets	62,438	49,503
Current Liabilities:
Line of credit	—	—
Accounts payable	2,094	3,730
Accrued liabilities	5,638	3,644
Current portion of tax liability	119	75
Deferred income	4,953	4,863
Total current liabilities	12,804	12,312
Total working capital	$49,634	$37,191

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2012, we invested $14.5 million in equipment for our rental fleet and service vehicles, exclusive of the $8.7 million in equipment sold from our rental fleet. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand. During this period we did not make any principal payments on our credit line.

Cash flows

At June 30, 2012, we had cash and cash equivalents of $30.5 million compared to $16.4 million at December 31, 2011.  Our cash flow from operations of $20.3 million was offset by capital expenditures of $6.3 million, net of the $8.7 million in equipment sold from our rental fleet, during the six months ended June 30, 2012.  We had working capital of $49.6 million at June 30, 2012 compared to $37.2 million at December 31, 2011. At June 30, 2012 and at December 31, 2011, our line of credit was $1.0 million, all related to our line of credit and classified as long term. We had positive net cash flow from operating activities of $20.3 million during the first six months of 2012 compared to $16.0 million for the first six months of 2011.  The cash flow from operations of $20.3 million was primarily the result of the net income of $6.5 million and the non-cash items of depreciation of $7.6 million and deferred taxes of $3.9 million.

Uncertain Economic Strategy

For the remainder of the fiscal year 2012 and the beginning of 2013, our overall plan during the uncertain economy is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2012 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2012 and beginning of 2013.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $28,900,000 borrowing base availability at June 30, 2012 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the six month period ended June 30, 2012, our weighted average interest rate was 1.8%.

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

As of June 30, 2012, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2012 our balance on the line of credit was $1,000,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands of dollars)
Cash Contractual Obligations	2012(1)	2013	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$—	$1,017	$—	$—	$—	$1,017
Interest on line of credit(2)	18	36	36	—	—	—	90
Purchase obligations	300	300	300	300	300	2,453	3,953
Other long-term liabilities	—	—	—	513	—	—	513
Facilities and office leases	271	166	17	—	—	—	454
Total	$589	$502	$1,370	$813	$300	$2,453	$6,027

(1)	For the six months remaining in 2012.

(2)	Assumes an interest rate of 4.0% and no additional borrowings.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2012, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of June 30, 2012 was $238,084.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2011, except for the Amended Credit Agreement discussed below.

Interest Rate Risk

Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of June 30, 2012, we were not using any derivatives to manage interest rate risk.

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

August 8, 2012

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