Form 10-Q
period 2012-09-30
NATURAL GAS SERVICES GROUP INC
filed 2012-11-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common Stock, $0.01 par value	12,331,499

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$30,924	$16,390
Trade accounts receivable, net of allowance for doubtful accounts of $434 and $296, respectively	3,731	5,679
Inventory, net of allowance for obsolescence of $816 and $486, respectively	26,652	26,965
Prepaid income taxes	167	109
Prepaid expenses and other	481	360
Total current assets	61,955	49,503
Rental equipment, net of accumulated depreciation of $66,543 and $56,623, respectively	148,104	142,473
Property and equipment, net of accumulated depreciation of $8,597 and $7,786 respectively	7,811	7,839
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $2,030 and $1,936, respectively	2,189	2,282
Other assets	30	28
Total assets	$230,128	$212,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,059	$3,730
Accrued liabilities	8,774	3,644
Current income tax liability	75	75
Deferred income	3,505	4,863
Total current liabilities	14,413	12,312
Line of credit, non-current portion	927	1,017
Deferred income tax liability	42,385	36,769
Other long-term liabilities	507	524
Total liabilities	58,232	50,622
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,237 and 12,179 shares issued and outstanding, respectively	122	122
Additional paid-in capital	88,465	87,225
Retained earnings	83,309	74,195
Total stockholders' equity	171,896	161,542
Total liabilities and stockholders' equity	$230,128	$212,164

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2012		2011	2012		2011
Revenue:
Sales, net	$4,935		$4,807	$28,015		$10,586
Rental income	14,120		12,672	41,529		35,153
Service and maintenance income	235		222	630		774
Total revenue	19,290		17,701	70,174	28,812	46,513
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	3,126		3,231	20,244		6,417
Cost of rentals, exclusive of depreciation stated separately below	5,896		5,622	17,279		14,893
Cost of service and maintenance, exclusive of depreciation stated separately below	88		92	279		323
Selling, general, and administrative expense	1,958		1,568	6,116		4,417
Depreciation and amortization	3,980		3,545	11,564		10,270
Total operating costs and expenses	15,048		14,058	55,482		36,320
Operating income	4,242		3,643	14,692		10,193
Other income (expense):
Interest expense	(8)		(11)	(13)		(48)
Other income (expense)	(37)		(34)	62		719
Total other income (expense)	(45)		(45)	49		671
Income before provision for income taxes	4,197		3,598	14,741		10,864
Provision for income taxes	1,591		1,367	5,627		4,128
Net income	$2,606	2,008	$2,231	$9,114		$6,736
Earnings per share:
Basic	$0.21		$0.18	$0.75		$0.55
Diluted	$0.21		$0.18	$0.74		$0.55
Weighted average shares outstanding:
Basic	12,230		12,179	12,214		12,151
Diluted	12,331		12,277	12,312		12,256

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,114	$6,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,564	10,270
Deferred taxes	5,627	3,964
Stock Based Compensation	1,058	812
Gain on disposal of assets	—	(702)
Changes in current assets and liabilities:
Trade accounts receivables	1,948	1,326
Inventory	312	(2,370)
Prepaid income taxes and prepaid expenses	(178)	1,743
Accounts payable and accrued liabilities	3,460	357
Deferred income	(1,359)	1,928
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,546	24,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,074)	(27,835)
Proceeds from sale of property and equipment	—	980
NET CASH USED IN INVESTING ACTIVITIES	(17,074)	(26,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(16)	—
Repayments of line of credit	(90)	(83)
Proceeds from exercise of stock options	168	198
NET CASH PROVIDED BY FINANCING ACTIVITIES	62	115
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,534	(2,676)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,390	19,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,924	$16,461
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13	$53
Income taxes paid	$—	$130
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$8,690	$—

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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2012 and the results of our operations for the three and nine months ended 2012 and 2011 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

Revenue recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized upon shipment of the equipment to customers or when all conditions have been met and title is transferred to the customer. Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed. Revenue from compressor services is recognized upon providing services to the customer. Maintenance agreement revenue is recognized as services are rendered. Rental revenue is recognized over the terms of the respective rental agreements based upon the classification of the rental agreement. Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and our line of credit. Pursuant to ASC 820 (Accounting Standards Codification), the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their fair values because of their nature and relatively short maturity dates or durations.

Recently Issued Accounting Pronouncements

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The adoption of ASU No. 2011-08 on January 1, 2012 did not have a material effect on our financial position or results of operations, but this will be followed on our 2012 goodwill impairment test.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the nine months ended September 30, 2012 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	422,239	$15.06	6.48	$766
Granted	20,000	14.89	8.00
Exercised	(22,500)	7.47	—
Canceled/Forfeited	(12,500)	18.81	—
Expired	(7,500)	16.82	—
Outstanding, September 30, 2012	399,739	$15.33	6.06	$675
Exercisable, September 30, 2012	331,072	$14.94	5.62	$674

We granted options to purchase 20,000 shares to our non-executive employees on January 25, 2012 at an exercise price of $14.89 with a three year vesting period.

The following table summarizes information about our stock options outstanding at September 30, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
7.50-9.59	79,239	4.21	$8.61	79,239	$8.61
9.60-15.65	82,500	6.26	12.91	62,500	12.28
15.66-17.63	70,000	6.20	17.23	68,000	17.27
17.64-18.71	83,000	7.57	17.76	46,333	17.75
18.72-20.48	85,000	6.01	20.00	75,000	20.01
7.50-20.48	399,739	6.06	$15.33	331,072	$14.94

The summary of the status of our unvested stock options as of December 31, 2011 and changes during the nine months ended September 30, 2012 is presented below.

Unvested stock options:	Shares		Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	78,666		$8.82
Granted	20,000	14.89	14.89
Vested	(29,999)		7.99
Unvested at September 30, 2012	68,667		$10.95

As of September 30, 2012, there was $375,124 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.69 years. Total compensation expense for stock options was $330,000 and $359,126 for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock:

On January 25, 2012, the Compensation Committee awarded 70,000 shares of restricted common stock to our three named executive officers. 30,000 of the restricted shares were awarded to Stephen C. Taylor, our Chief Executive Officer, pursuant to the terms of his employment agreement. We also awarded Mr. Taylor an additional 20,000 restricted shares and our other two named executive officers 10,000 restricted shares each in connection with our review of their performance in 2011. The restricted shares issued to Messrs. Hazlett and Lawrence vest in annual one-third installments beginning on January 25, 2013, with Mr. Taylor's restricted shares subject to a one year vesting requirement. On March 28, 2012, we awarded and issued 12,500 shares of restricted stock to our Board of Directors as part payment for 2012 Directors' fees. The restricted stock vests in quarterly installments beginning on March 31, 2013. Total compensation expense related to restricted stock awards was $727,658 and $452,392 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was a total of $702,693 of unrecognized compensation expenses related to these shares of restricted stock.

(3) Inventory

Our inventory, net of allowance for obsolescence of $816,000 at September 30, 2012 and $486,000 at December 31, 2011, consisted of the following amounts:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$21,628	$20,364
Work in process	5,024	6,601
	$26,652	$26,965

During the nine months ended September 30, 2012, there were no write offs of obsolete inventory against the allowance for obsolescence.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at September 30, 2012 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the nine month period ended September 30, 2012, our weighted average interest rate was 1.5%.

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

As of September 30, 2012, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2012 our balance on the line of credit was $927,000.

(5) Other Long-term Liabilities

As of September 30, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.  In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2012 was $232,340.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,606	2,231	$9,114	$6,736
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,230	12,179	12,214	12,151

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,230	12,179	12,214	12,151
Dilutive effect of stock options and restricted stock	101	98	98	105
Diluted weighted average shares	12,331	12,277	12,312	12,256
Earnings per common share:
Basic	$0.21	$0.18	$0.75	$0.55
Diluted	$0.21	$0.18	$0.74	$0.55

For the nine months ended September 30, 2012, there were no stock options excluded due to their anti-dilutive effect. A total of 75,942 stock options for the nine months ended September 30, 2011 were excluded from the diluted weighted average shares as their effect would be anti-dilutive.

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

For the three months ended September 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$4,935	$14,120	$235	$—	$19,290
Operating costs and expenses	3,126	5,896	88	5,938	15,048
Other income (expense)	—	—	—	(45)	(45)
Income before provision for income taxes	$1,809	$8,224	$147	$(5,983)	$4,197

For the three months ended September 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$4,807	$12,672	$222	$—	$17,701
Operating costs and expenses	3,231	5,622	92	5,113	14,058
Other income (expense)	—	—	—	(45)	(45)
Income before provision for income taxes	$1,576	$7,050	$130	$(5,158)	$3,598

For the nine months ended September 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$28,015	$41,529	$630	$—	$70,174
Operating costs and expenses	20,244	17,279	279	17,680	55,482
Other income (expense)	—	—	—	49	49
Income before provision for income taxes	$7,771	$24,250	$351	$(17,631)	$14,741

For the nine months ended September 30, 2011 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$10,586	$35,153	$774	$—	$46,513
Operating costs and expenses	6,417	14,893	323	14,687	36,320
Other income (expense)	—	—	—	671	671
Income before provision for income taxes	$4,169	$20,260	$451	$(14,016)	$10,864

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of September 30, 2012, we had 1,680 natural gas compressors totaling 233,241 horsepower rented to 99 third parties compared to 1,545 natural gas compressors totaling 215,704 horsepower rented to 99 third parties at September 30, 2011.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and throughout the first quarter of 2011. Since then, natural gas prices have had only slight movements up followed by downward movements. Opportunities have developed in non-conventional shale plays. While shale plays continued to offer opportunities, natural gas prices have stalled, leaving demand for compression in conventional areas uncertain.

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

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue through the nine months of 2012 compared to the same period in 2011.

Results of Operations

Three months ended September 30, 2012, compared to the three months ended September 30, 2011.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2012 and 2011.

	Revenue Three months ended September 30, (in thousands)
	2012		2011
Sales	$4,935	26%	$4,807	27%
Rental	14,120	73%	12,672	72%
Service and Maintenance	235	1%	222	1%
Total	$19,290		$17,701

Total revenue increased from $17.7 million to $19.3 million, or 9%, for the three months ended September 30, 2012, compared to the same period ended September 30, 2011. Of the $1.6 million increase in revenue, $1.5 million was related to compressor rentals in the three months ended September 30, 2012 compared to the three month period ended September 30, 2011. We also had increased compressor sales revenue. Comparing the three months ended September 30, 2012 to the same period in 2011, sales revenue increased 2.7% and rental revenue increased 11.4%. Service and maintenance revenue increased by 5.9%, but represents only 1% of total revenue.

Sales revenue increased from $4.8 million to $4.9 million for the three months ended September 30, 2012, compared to the same period ended September 30, 2011.  This increase is the result of a firming of demand for our products due to consistent energy industry activity related to higher levels of capital authorizations. This activity was due to continued attention to unconventional plays in which the project economics depend on oil prices rather than natural gas prices. This activity resulted in consistent compressor units sold to third parties from our Tulsa and Midland operations. There was also a slight increase in demand for flares.

Rental revenue increased from $12.7 million to $14.1 million for the three months ended September 30, 2012, compared to the same period ended September 30, 2011.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,236 compressor packages in our rental fleet, up from 2,076 units at September 30, 2011.  The rental fleet had a utilization of 75.1% as of September 30, 2012 compared to 74.4% utilization as of September 30, 2011. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage remained relatively flat for the three months ended September 30, 2012 compared to the same period ended September 30, 2011. The margin stability is mainly the result of our ability to hold the line on costs related to compressor sales, and improved product pricing with fewer strategically competitive bids during the period and fewer projects requiring new and complex designs.

Selling, general, and administrative expense increased to $2.0 million from $1.6 million, a 25.0% increase for the three months ended September 30, 2012, as compared to the same period ended September 30, 2011.  This increase is mainly due to higher commissions and salaries and a small increase in staffing levels. Our staffing increase is mainly in support of operational demands. Overall staffing increased from 259 to 268 employees between the periods.

Depreciation and amortization expense increased to $4.0 million for the three months ended September 30, 2012, compared to $3.5 million for the period ended September 30, 2011.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2011 to September 30, 2012. We added a net of 160 compressors to our rental fleet during the twelve month period.

Provision for income tax increased to $1.6 million from $1.4 million, or 14.3%, and is the result of the increase in taxable income. We had an effective tax rate of 38% in both periods.

Nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2012 and 2011.

	Revenue Nine months ended September 30, (in thousands)
	2012		2011
Sales	$28,015	40%	$10,586	23%
Rental	41,529	59%	35,153	75%
Service and Maintenance	630	1%	774	2%
Total	$70,174		$46,513

Total revenue increased from $46.5 million to $70.1 million, or 50.8%, for the nine months ended September 30, 2012, compared to the same period ended September 30, 2011. The increase includes a non-recurring sale of rental units from our fleet to a single customer. In addition, we had an increase in other compressor and flare sales. This increase was also the result of increased compressor rental revenue.  Comparing the nine months ended September 30, 2012 to the same period in 2011, sales revenue increased 164.2% and rental revenue increased 17.9%. Service and maintenance revenue decreased by 18.6%.

Sales revenue increased from $10.6 million to $28.0 million for the nine months ended September 30, 2012, compared to the same period ended September 30, 2011.  This increase is the result of a non-recurring sale of rental units from our fleet to a single customer and higher purchase demand for our products due to greater energy industry activity from higher levels of capital authorizations. This activity was due to greater attention to unconventional plays in which the project economics depend on oil prices rather than natural gas prices. This activity increase resulted in more compressor units sold to third parties from our Tulsa and Midland operations. There was also a slight increase in demand for flares.

Rental revenue increased from $35.2 million to $41.5 million for the nine months ended September 30, 2012, compared to the same period ended September 30, 2011.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,236 compressor packages in our rental fleet, up from 2,076 units at September 30, 2011.  The rental fleet had a utilization of 75.1% as of September 30, 2012 compared to 74.4% utilization as of September 30, 2011. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage remained relatively flat for the nine months ended September 30, 2012 compared to the same period ended September 30, 2011. The margin stability is mainly the result of our ability to control costs related to compressor sales and rentals and some firming of prices. We had fewer custom projects requiring complex design.

Selling, general, and administrative expense increased to $6.1 million, a 38.7% increase for the nine months ended September 30, 2012, as compared to the same period ended September 30, 2011.  This increase is mainly due to higher commissions and salaries and increased staffing levels. Our staffing increase is mainly in support of operational demands. Overall staffing increased from 262 to 268 employees between the periods.

Depreciation and amortization expense increased to $11.6 million for the nine months ended September 30, 2012, compared to $10.3 million for the same period ended September 30, 2011.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2011 to September 30, 2012. We added a net of 160 compressors to our rental fleet during the twelve month period.

Other income and expense decreased for the nine months ended September 30, 2012, as compared to the same period ended September 30, 2011. The decrease was due to a gain on sale of our former headquarters and manufacturing facility in the first quarter of 2011.

Provision for income tax increased to $5.6 million from $4.1 million, or 36.6%, and is the result of the increase in taxable income. We had an effective tax rate of 38% in both periods.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2012 and December 31, 2011 are set forth below:

	September 30,	December 31,
	2012	2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$30,924	$16,390
Trade accounts receivable, net	3,731	5,679
Inventory, net	26,652	26,965
Prepaid income taxes	167	109
Prepaid expenses and other	481	360
Total current assets	61,955	49,503
Current Liabilities:
Line of credit	—	—
Accounts payable	2,059	3,730
Accrued liabilities	8,774	3,644
Current portion of tax liability	75	75
Deferred income	3,505	4,863
Total current liabilities	14,413	12,312
Total working capital	$47,542	$37,191

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2012, we invested $25.8 million in equipment for our rental fleet and service vehicles, exclusive of the $8.7 million in equipment sold from our rental fleet. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand. During this period we also made $90,000 in principal payments on our credit line.

Cash flows

At September 30, 2012, we had cash and cash equivalents of $30.9 million compared to $16.4 million at December 31, 2011.  Our cash flow from operations of $31.5 million was offset by capital expenditures of $17.1 million, net of the $8.7 million in equipment sold from our rental fleet, during the nine months ended September 30, 2012.  We had working capital of $47.6 million at September 30, 2012 compared to $37.2 million at December 31, 2011. At September 30, 2012 and December 31, 2011, we had total debt of $927,000 and $1.0 million, respectively, and is all related to our line of credit and classified as long term. We had positive net cash flow from operating activities of $31.5 million during the first nine months of 2012 compared to $24.1 million for the first nine months of 2011.  The cash flow from operations of $31.5 million was primarily the result of the net income of $9.1 million and the non-cash items of depreciation of $11.6 million, a decrease in accounts payable of $3.5 million, and deferred taxes of $5.6 million.

Uncertain Economy Strategy

For the remainder of the fiscal year 2012 and into 2013, our overall plan during the uncertain economy is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  Capital expenditures for the year ended December 31, 2012 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2012 and beginning of 2013.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at September 30, 2012 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the nine month period ended September 30, 2012, our weighted average interest rate was 1.5%.

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

As of September 30, 2012, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2012 our balance on the line of credit was $927,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands of dollars)
Cash Contractual Obligations	2012(1)	2013	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$—	$927	$—	$—	$—	$927
Interest on line of credit(2)	9	37	37	—	—	—	83
Purchase obligations	300	300	300	300	300	2,453	3,953
Other long-term liabilities	—	—	—	507	—	—	507
Facilities and office leases	66	190	41	30	30	23	380
Total	$375	$527	$1,305	$837	$330	$2,476	$5,850

(1)	For the three months remaining in 2012.

(2)	Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material effect on the Company's financial position or results of operations, but this will be followed on our 2012 goodwill impairment test.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2012, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2012 was $232,340.

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

Interest Rate Risk

Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) to which the Lender is subject, with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender’s Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the facility may be outstanding at any one time.  The “Applicable Margin” is based on our leverage ratio (debt-to-EBITDA).  For purposes of the LIBOR-based interest rate, the Applicable Margin ranges is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. Consequently, our exposure to interest rates relate primarily to interest earned on short-term investments and paying above market rates, if such rates are below the fixed rate, on our bank borrowings.  As of September 30, 2012, we were not using any derivatives to manage interest rate risk.

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

November 9, 2012

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