Form 10-K
period 2012-12-31
NATURAL GAS SERVICES GROUP INC
filed 2013-03-15
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from________________________to__________________________
Commission file number: 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
508 W. Wall St. Suite 550, Midland, Texas	79701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(432) 262-2700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
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
Yes ☑                   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 29, 2012 was approximately $182,530,515 based on the closing price of the common stock on that date on the New York Stock Exchange.

At February 2, 2013, there were 12,331,499 shares of common stock outstanding.

Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 12, 2013.

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

We increased our revenue to $93.7 million in 2012 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $20.2 million from $1.8 million.  Our compressor rental fleet has grown to 2,279 compressors at December 31, 2012 from 302 compressors at the end of 2002 .

Our revenue increased to $93.7 million from $65.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net income for the year ended December 31, 2012 increased to $12.7 million ($1.03 per diluted share), as compared to $9.8 million ($0.80 per diluted share) for the year ended December 31, 2011.

At December 31, 2012, current assets were $62.0 million, which included $28.1 million of cash and cash equivalents.  Current liabilities were $11.8 million, and our line of credit due in 2014 was $0.9 million. Our stockholders' equity as of December 31, 2012 was $175.8 million.

We were incorporated in Colorado on December 17, 1998  and  maintain our principal offices at 508 W. Wall St., Suite 550, Midland, Texas 79701 and our telephone number is (432) 262-2700.

Overview and Outlook

The market for compression equipment and services is substantially dependent on the condition of the natural gas industry and, to a lesser extent, the oil industry.  In particular, the willingness of natural gas and oil companies to make capital expenditures on exploration, drilling and production of natural gas and oil in the U.S.  The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous factors, including the level of supply or demand for natural gas and the impact on price of natural gas, worldwide economic activity, interest rates and the cost of capital, environmental regulation, seasonal fluctuations and weather patterns.  Natural gas and oil prices and the level of production activity have historically been characterized by significant volatility.  Increasing oil and natural gas prices from 2005 through mid-2008 resulted in natural gas and oil operators increasing capital spending for exploration, development and production programs.  However, in mid-2008, natural gas and oil prices began to decline. This decline resulted in reduced production and capital spending by some natural gas and oil companies, and had an impact on demand for compression equipment.

The reduction in capital expenditures and production in the natural gas and oil industry, combined with continuing problems in the global economy, led to a downturn in the demand for our products and services in 2009 and 2010. In 2011 a slow recovery began which produced an improvement in the utilization rate on our rental fleet and stability in our sales backlog.  In 2012 we experienced continued growth in demand for our products. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States increased 5.1% for the twelve months ended November 2012 compared to the same period 2011. This follows a 4.1% increase in the previous periods from 2010 to 2011.  EIA expects total natural gas consumption to increase in 2013.  While we anticipate long-term increased demand for natural gas, we expect our business to remain virtually flat or grow moderately for 2013.

Long-Term Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue.  Uncertainty continues to exist as to the direction of future natural gas and crude oil price trends in the United States and worldwide.  Over the last several years gas prices have not shown the resiliency that crude oil prices have.  We believe that natural gas is a more environmentally friendly source of energy which is likely to result in increases in demand.  Being primarily a provider of services and equipment to natural gas producers, we are more significantly impacted by changes in natural gas prices than by changes in crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal.

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

Our Operating Units

We identify our operating units based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.

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

As of December 31, 2012, we had 2,279 natural gas compressors in our rental fleet totaling approximately 311,401 horsepower, as compared to 2,120 natural gas compressors totaling approximately 287,764 horsepower at December 31, 2011.  As of December 31, 2012, we had 1,756 natural gas compressors totaling approximately 245,340 horsepower rented to 100 customers, compared to 1,575 natural gas compressors totaling approximately 220,213 horsepower rented to 98 customers at December 31, 2011. As of December 31, 2012, the utilization rate of our rental fleet was 77.1% compared to 74.3% as of December 31, 2011.

Engineered Equipment Sales.  This operating unit includes the following components:

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

Business Strategy

During the downturn in the economy beginning in mid 2008, our strategy was to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As we see the economy recover, we will continue with this strategy to ensure that growth is balanced with appropriate business risk.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

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

Major Customers

Sales and rental income to EOG Resources, Inc. ("EOG") and Devon Energy Production, Inc. ("Devon") for the year ended December 31, 2012 amounted to 32% and 12% of revenue, respectively. Sales and rental income to EOG and Devon in the year ended December 31, 2011 amounted to 17% and 16% of revenue, respectively. Sales and rental income to Devon in the year ended December 31, 2010 amounted to 19% of revenue. No other single customer accounted for more than 10% of our revenues in 2012, 2011 or 2010.

EOG amounted to 17% of our accounts receivable as of December 31, 2012. EOG, Devon and Linn Operating amounted to 39%, 20% and 11%, respectively, of our accounts receivable as of December 31, 2011. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2012 and 2011. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2012, we had a sales backlog of approximately $6.6 million compared to $8.4 million as of December 31, 2011 .  We expect to fulfill the backlog in 2013.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2012, we had 285 total employees.  No employees are represented by a labor union, and we believe we have good relations with our employees.

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

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright.  Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements.  We do not own any unexpired patents.  Although we continue to use the patented technology and consider it useful in certain applications, we do not consider the expired patent to be material to our business as a whole.

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

Continued weak economic conditions in the United States and abroad have, and will likely continue to, affect our revenue and profitability. The domestic and global financial crisis, continued fluctuating  natural gas prices, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened, such adverse effects could continue or worsen.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition.

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

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing.  Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time.  We may be required to enter into lower rate rental contracts in response to market conditions, and our rentals and sales may decrease as a result of such conditions. Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business.  As a result of the cyclicality of our industry, our results of operations may be volatile in the future.

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors

Fracturing (frac) is a process that results in the creation of fractures in geological formations  in order to stimulate production from oil and gas wells.  Fracturing is also done to increase the rate and ultimate recovery of oil and natural gas. Hydraulic frac is the technique that has allowed domestic oil and natural gas exploration and production companies to produce massive shale deposits often referred to as unconventional plays. Concerns have been raised over possible environmental damages related to fluids used in the frac process.  While the FRAC (Fracturing Responsibility and Awareness of Chemicals) Act has been introduced on multiple occasions in Congress, as of March 1, 2013, the Act has yet to be adopted. The FRAC Act seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level.

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

Risks Associated With Our Company

As of December 31, 2012, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

During 2013, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, and we do not anticipate that demand exceeding what we can fund with internally generated funds and additional bank borrowing with our current bank line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2013, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2013, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $0.9 million as of December 31, 2012.  All outstanding principal and unpaid interest is due on December 31, 2014.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

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

Our debt levels may negatively impact our current and future financial stability.

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2012, we had an aggregate of approximately $0.9 million of outstanding indebtedness, and accounts payable and accrued expenses of approximately $9.2 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2012, we had $0.9 million due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2013. It is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for approximately 44% of our revenue for the year ended December 31, 2012, and two customers that accounted for approximately 33% of our revenue for the year ended December 31, 2011.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

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

We have significantly expanded our operations since our formation in 1998 and anticipate that our growth will continue if we are able to execute our strategy.  Our growth has placed significant strain on our management and other resources which, given our expected future growth rate, is likely to continue.  To manage our future growth, we must be able to, among other things:

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the recent recession, and the capital markets have not fully recovered making it an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in flat or moderate growth in our customers’ spending for our products and services in 2013. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

Risks Associated With Our Common Stock

The price of our common stock may fluctuate.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future.  31% of the outstanding shares of our common stock are owned by four institutional investors, each of which owns more than 5% of our outstanding shares as of March 1, 2013.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 5.2% of the outstanding shares of our common stock as of March 1, 2013, could also have a negative impact on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2012:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	58,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Leased	13,135	Corporate offices
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Godley, Texas	Leased	5,000	Parts and services
Vernal, UT	Leased	3,200	Parts and services
Grapevine, Texas	Leased	800	Sales
		202,875

We believe that our properties are generally well maintained and in good condition and adequate for our purposes.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our financial position, results of operations or cash flow.  We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any threatened litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2012 and 2011.

2012	Low	High
First Quarter	$12.71	$14.91
Second Quarter	11.97	14.82
Third Quarter	13.52	15.55
Fourth Quarter	14.12	17.07
2011	Low	High
First Quarter	$15.85	$19.34
Second Quarter	14.45	18.48
Third Quarter	11.15	17.00
Fourth Quarter	12.13	15.18

As of December 31, 2012  as reflected by our transfer agent records, we had 18 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name.  On March 14, 2013, the last reported sale price of our common stock as reported by the New York Stock Exchange was $18.86 per share.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
1998 Stock Option Plan	394,322	(1)	$15.30	280,503
2009 Restricted Stock / Unit Plan	91,041		$11.79	153,239
Equity compensation plans not approved by security holders	20,000	(2)

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.

(2)	Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his initial employment.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the fiscal year ended December 31, 2012.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2012.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$93,722	$65,158	$53,908	$67,796	$85,336
Costs of revenues, exclusive of depreciation shown separately below	49,907	30,394	24,750	32,157	44,994
Gross margin(1)	43,815	34,764	29,158	35,639	40,342
Depreciation and amortization	15,707	13,994	11,927	11,686	9,925
Other operating expenses	7,893	5,910	5,867	6,190	5,842
Operating income	20,215	14,860	11,364	17,763	24,575
Total other income (expense)	(4)	769	(64)	(536)	(355)
Income before income taxes	20,211	15,629	11,300	17,227	24,220
Income tax expense	7,526	5,869	4,272	6,212	8,627
Net income available to common stockholders	$12,685	$9,760	$7,028	$11,015	$15,593
Net income per common share:
Basic	$1.04	$0.80	$0.58	$0.91	$1.29
Diluted	$1.03	$0.80	$0.58	$0.91	$1.28
Weighted average shares of common stock outstanding:
Basic	12,220	12,148	12,108	12,096	12,090
Diluted	12,320	12,250	12,210	12,118	12,143
EBITDA(2)	$35,936	$29,678	$23,421	$29,519	$34,887

Cash flows from:
Operating Activities	$35,418	$33,623	$28,798	$32,178	$28,250
Investing Activities	(23,761)	(35,506)	(21,861)	(7,099)	(29,863)
Financing Activities	39	(864)	(10,817)	(3,211)	2,517
Net change in cash and cash equivalents	$11,696	$(2,747)	$(3,880)	$21,868	$904

	Year Ended December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$62,036	$49,503	$48,338	$56,203	$47,032
Total assets	232,751	212,164	188,769	186,871	181,050
Long-term debt (including current portion)	897	1,017	2,000	13,195	16,572
Stockholders’ equity	175,825	161,542	150,591	142,098	130,450

(1)	Gross margin is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

(2)	EBITDA is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ending December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net Income	$12,685	$9,760	$7,028	$11,015	$15,593
Interest expense, net	18	55	194	606	742
Income taxes	7,526	5,869	4,272	6,212	8,627
Depreciation & amortization	15,707	13,994	11,927	11,686	9,925
EBITDA	$35,936	$29,678	$23,421	$29,519	$34,887
Other operating expenses	7,893	5,910	5,867	6,190	5,842
Other expenses (income)	(14)	(824)	(130)	(70)	(387)
Gross Margin	$43,815	$34,764	29,158	$35,639	$40,342

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2012, 2011, and 2010.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2012 we had 1,756 natural gas compressors totaling approximately 245,340 horsepower rented to 100 customers, compared to 1,575 natural gas compressors totaling approximately 220,213 horsepower rented to 98 customers at December 31, 2011.  Of the 1,756 compressors rented at December 31, 2012, 1,248 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating units for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Sales	$36,375	$15,419	$12,370
Rental	56,477	48,619	40,670
Service and maintenance	870	1,120	868
Total	$93,722	$65,158	$53,908

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

Demand for our products and services was strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  During the latter part of 2010 the economy began to recover and demand for our products began to strengthen. This recovery continued through 2011 and 2012, in spite of stagnant natural gas prices. The demand was the result of increased activity in gas shale-related projects.

For fiscal year 2013, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2013.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Notwithstanding the continued uncertain economy, we believe the long-term trend in our market is favorable.

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2012, one customer accounted for approximately 17% of our accounts receivable, and at December 31, 2011, three customers accounted for approximately 39%, 20%, and 11% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. At December 31, 2012, our allowance for doubtful accounts balance was $437,000 and $296,000 at December 31, 2011.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We currently have no valuation allowance and fully expect to utilize all of our deferred tax assets.

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

We completed a review of goodwill for impairment during the fourth quarter of 2012 under the guidance of Accounting Standards Update 2012-02. Our analysis considered multiple factors under the first option of the standard, assessing qualitative factors to determine whether events and circumstances indicate a low likelihood that we have experienced impairment to the stated value of goodwill. Our assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the analysis we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill was recorded at December 31, 2012. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2012, an adjustment of $645,000 was made to remove obsolete inventory which represents 2.4% of inventory. This adjustment was the result of our annual obsolescence review which is conducted each year at the end of the third quarter.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of continued low natural gas prices and potentially cautious capital spending by customers, we expect the overall activity levels in 2013 to remain flat or moderately outgrow 2012. Currently, we believe that the strengthening commodity prices will be slow to develop for natural gas, however we could experience some strengthening from oil related projects. In addition, the recovery of credit and capital market conditions resulting from the recent financial crisis will continue to impact the level of capital spending by our customers in the near term. We believe that the recovery from the recent recession market uncertainty will continue to be slow. The result will likely be lagging capital spending by our customers and therefore slow growth in demand for our products and services.  We anticipate industry capital spending will be flat to a moderate increase in 2013 compared 2012 levels, and we believe our fabrication business will likely remain at a similar production level though 2013. We believe our rental operations business will increase assuming the  nation continues to recover from the recession and reacts favorably to actions taken by our government that affect business, although we can give no assurances that this will occur.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our operating units for the years ended December 31, 2012 and December 31, 2011.  Gross margin is the difference between revenue and cost of revenues, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2012		2011		2012		2011
	(dollars in thousands)
Sales	$36,375	38.8%	$15,419	23.7%	$10,559	29.0%	$6,225	40.3%
Rental	56,477	60.3%	48,619	74.6%	32,740	58.0%	27,877	57.3%
Service & Maintenance	870	0.9%	1,120	1.7%	516	59.3%	662	59.1%
Total	$93,722		$65,158		$43,815	46.7%	$34,764	53.3%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue increased to $93.7 million from $65.2 million, or 43.8%, for the year ended December 31, 2012, compared to 2011. This was the result of a 135.9% increase in sales revenue, a 16.2% increase in rental revenue and a 22.3% decrease in service and maintenance revenue. The sales increase was primarily due to a large non-recurring sale of rental units from our fleet to a single customer.

Sales revenue increased to $36.4 million from $15.4 million, or 135.9%, for the year ended December 31, 2012, compared to 2011. This increase is the result of greater demand for our products which resulted in more compressor units being sold to customers primarily from our Tulsa operations.  It also reflects the large one time sale from our fleet. The increase in demand is due to our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2012 was $3.43/MMBtu, up from $2.98/MMBtu one year ago. Despite this increase in natural gas prices, the price of natural gas remains at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This has caused capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Rental revenue increased from $48.6 million to $56.5 million, or 16.2%, for the year ended December 31, 2012, compared to 2011.  This increase was the result of improved rental pricing of our units and the achievement of higher fleet utilization. As of December 31, 2012, we had 2,279 natural gas compressors in our rental fleet totaling approximately 311,401 horsepower, as compared to 2,120 natural gas compressors totaling approximately 287,764 horsepower at December 31, 2011.  As of December 31, 2012, we had 1,756 natural gas compressors totaling approximately 245,340 horsepower rented to 100 customers, compared to 1,575 natural gas compressors totaling approximately 220,213 horsepower rented to 98 customers at December 31, 2011. The rental fleet had a utilization of 77.1% as of December 31, 2012. as compared to 74.3% at year end 2011.

The overall gross margin percentage decreased to 46.7% for the twelve months ended December 31, 2012, from 53.4% for the same period ended December 31, 2011. This decrease is the result of the relatively lower margin sales comprising a larger share of total revenue. Sales grew to 38.8% from 23.7% as a percentage of total revenue. Both rental and third party service and maintenance margins were relatively flat for the year ended December 31, 2012 compared to 2011. The rental margin increased to 58.0% from 57.3%. The rental margin in 2012 was impacted by selected rate increases. Third party service and maintenance margins increased to 59.3% from 59.1% for the year ended December 31, 2012 compared to 2011. Service and maintenance represents less than 1% of our revenue providing minimal impact on our overall gross margin.

Selling, general, and administrative expense increased to $7.9 million for the year ended December 31, 2012, as compared to $5.9 million for 2011.  This 33.6% increase is primarily due to increases in staffing levels, salary increases for existing staff, increase in bonus accruals and expenses related to vesting of restricted shares.

Depreciation and amortization expense increased to $15.7 million from $14.0 million, or 12.2%, for the year ended December 31, 2012, compared to 2011.  This increase was the result of 159 new gas compressor rental units being added to the rental fleet in 2012, thus increasing the depreciable base.

Provision for income tax increased to $7.5 million from $5.9 million, or 28.2%, and is the result of the increase in taxable income. Our effective tax rate was 37.2% for 2012 and 38.0% for 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our operating units for the years ended December 31, 2011 and December 31, 2010 .  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation.

	Revenue				Gross Margin, Exclusive of Depreciation(1)
	Year Ended December 31,				Year Ended December 31,
	2011		2010		2011		2010
	(dollars in thousands)
Sales	$15,419	23.7%	$12,370	23.0%	$6,225	40.3%	$4,360	35.3%
Rental	48,619	74.6%	40,670	75.4%	27,877	57.3%	24,465	60.2%
Service & Maintenance	1,120	1.7%	868	1.6%	662	59.1%	333	38.4%
Total	$65,158		$53,908		$34,764	53.3%	$29,158	54.1%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data - Non-GAAP Financial Measures” in this Report.

Total revenue increased from $53.9 million to $65.2 million, or 20.9%, for the year ended December 31, 2011, compared to 2010. This was the result of a 24.6% increase in sales revenue, a 19.5% increase in rental revenue and a 29.0% increase in service and maintenance revenue.

Sales revenue increased from $12.4 million to $15.4 million, or 24.6%, for the year ended December 31, 2011, compared to 2010. This increase is the result of greater demand for our products which resulted in more compressor units being sold to customers primarily from our Tulsa operations.  The increase in demand is due to our customers' continued investment in non-conventional shale plays which requires compression for produced natural gas. The price of natural gas on December 31, 2011 was $2.98/MMBtu, down from $4.19/MMBtu one year ago. Because of the significant decline in natural gas prices, along with economic uncertainty and tightened credit, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This has caused capital capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of our top line, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Rental revenue increased from $40.7 million to $48.6 million, or 19.5%, for the year ended December 31, 2011, compared to the 2010.  This increase was the result of improved rental pricing of our units and the achievement of higher fleet utilization. As of December 31, 2011, we had 2,120 natural gas compressors in our rental fleet totaling approximately 287,764 horsepower, as compared to 1,909 natural gas compressors totaling approximately 248,648 horsepower at December 31, 2010.  As of December 31, 2011, we had 1,575 natural gas compressors totaling approximately 220,213 horsepower rented to 98 customers, compared to 1,297 natural gas compressors totaling approximately 174,515 horsepower rented to 97 customers at December 31, 2010. The rental fleet had a utilization of 74.3% as of December 31, 2011.

The overall gross margin percentage decreased to 53.3% for the year ended December 31, 2011 , from 54.1% for the same period ended December 31, 2010 . This decrease is the result of rental margins, which represent the largest percent of our revenue at 75%, experiencing a reduction from 60% to 57% for the year end December 31, 2011 compared to 2010. The reduction in rental margin was largely driven by increased costs to maintain and service units under contract. Both sales and third party service and maintenance margins improved for the period ending December 31, 2011 compared to one year earlier.

The sales margin increased from 35.3% to 40.3%. The sales margin in 2010 was impacted by the cost of customized orders. Third party service and maintenance margins increased from 38.4% to 59.1% for the period ended December 31, 2011 compared to the same period a year ago. Service and maintenance represents less than 2% of our revenue providing minimal impact on our overall gross margin.

Selling, general, and administrative expense increased slightly to $5.9 million for the year ended December 31, 2011, compared to 2010.  There was no significant increase item of SG&A.

Depreciation and amortization expense increased from $11.9 million to $14.0 million, or 17.6%, for the year ended December 31, 2011 compared to 2010.  This increase was the result of 211 new gas compressor rental units being added to the rental fleet in 2011, thus increasing the depreciable base.

Provision for income tax increased from $4.3 million to $5.9 million, or 37.2%, and is the result of the increase in taxable income. Our effective tax rate was 38% for both 2011 and 2010.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2012 and 2011 are set forth below.

	2012	2011
	(in thousands)
Current Assets:
Cash and cash equivalents	$28,086	$16,390
Trade accounts receivable, net	6,691	5,679
Inventory, net	26,509	26,965
Prepaid income taxes	275	109
Prepaid expenses and other	475	360
Total current assets	62,036	49,503
Current Liabilities:
Accounts payable	3,420	3,730
Accrued liabilities	5,817	3,644
Current portion of tax liability	522	75
Deferred income	2,027	4,863
Total current liabilities	11,786	12,312
Net working capital	$50,250	$37,191

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions. In recent years, we have funded our operations through cash flow from operations and borrowings under our bank line of credit, which is described below.

For the year ended December 31, 2012, we invested approximately $23.8 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.

Cash flows

At December 31, 2012, we had cash and cash equivalents of $28.1 million and working capital of $50.3 million, and total debt of $0.9 million under our credit agreement, all which is due in 2014. We had positive net cash flow from operating activities of approximately $35.4 million during 2012. This was primarily from net income of $12.7 million plus depreciation and amortization of $15.7 million, and an increase in deferred taxes of $7.0 million.

At December 31, 2011, we had cash and cash equivalents of $16.4 million, working capital of $37.2 million and total debt of $1.0 million, under our line of credit. We had positive net cash flow from operating activities of approximately $33.6 million during 2011. This was primarily from net income of $9.8 million plus depreciation and amortization of $14.0 million.

Trade accounts receivable decreased $1.0 million in December 31, 2012 as compared to December 31, 2011. This decrease mainly resulted from timing of collections.

Raw materials and work in progress decreased to $26.5 million as of the end of 2012, as compared to $27.0 million as of the end of 2011. This decrease is mainly a reflection of inventory management activity and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

Cash Contractual Obligations	2013	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$897	$—	$—	$—	$897
Interest on line of credit	36	36	—	—	—	72
Purchase obligations	330	330	330	330	2,302	3,622
Other long term liabilities	—	—	502	—	—	502
Facilities and office leases	205	56	41	30	23	355
Total	$571	$1,319	$873	$360	$2,325	$5,448

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2012 was $227,000.

Senior Bank Borrowings

On December 31, 2010, we established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments there under to up to $40 million) with JP Morgan Chase Bank, N.A. (the "Credit Agreement"). As o fDecember 31, 2012, we owed $0.9 million on the line of credit under the Credit Agreement.

On December 30, 2011, we amended and renewed the Credit Agreement ("the Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

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

As of December 31, 2012, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Shelf Registration Statement

We have an effective $150 million “universal” shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, which we filed in late 2012 and became effective in February, 2013. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, debt securities, rights to purchase common stock, units consisting of two or more of any of the registered securities and warrants to purchase any of the registered securities. We may offer any of these securities independently or together in any combination with other securities. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice.  We have no immediate plans to issue securities under the shelf registration statement, but our management believes that it may facilitate access to additional liquidity in the future.  However, there is no assurance that equity or debt capital would be available to us in the public markets should we determine to issue securities under the shelf registration statement.

Components of Our Principal Capital Expenditures

The table below shows the components of our principal capital expenditures for the three years ended December 31, 2012:

Expenditure Category	2012	2011	2010
	(in thousands)
Rental equipment, vehicles and shop equipment	$23,766	$36,525	$21,908

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow and additional bank borrowings are adequate to fully fund our net capital expenditures requirements for 2013.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations can can be met.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2012 we had met $1.2 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2012 was $227,000.

Recently Issued Accounting Pronouncements

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other. Under this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, for fiscal year beginning prior to December 15, 2011. We assessed goodwill for 2012 by applying the qualitative review as outlined in this guidance and no impairment was recorded.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2012 and 2011, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2012, one customer accounted for 17% of our accounts receivable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer And Treasurer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2012, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2012 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2012. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 14, 2013 on the effectiveness of internal control over financial reporting. That report is included herein.

ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Natural Gas Services Group, Inc. as of December 31, 2012 and 2011 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 15, 2013

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

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

NATURAL GAS SERVICES GROUP, INC.

Date:	March 15, 2013	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2013
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 15, 2013
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 15, 2013
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 15, 2013
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 15, 2013
David L. Bradshaw
/s/ John W. Chisholm	Director	March 15, 2013
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheets of Natural Gas Services Group, Inc. (the "Company") as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 15, 2013

NATURAL GAS SERVICES GROUP, INC. BALANCE SHEETS (in thousands, except per share amounts)
	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$28,086	$16,390
Trade accounts receivable, net of allowance for doubtful accounts of $437 and $296, respectively	6,691	5,679
Inventory, net of allowance for obsolescence of $211 and $486, respectively	26,509	26,965
Prepaid income taxes	275	109
Prepaid expenses and other	475	360
Total current assets	62,036	49,503
Rental equipment, net of accumulated depreciation of $70,266 and $56,623, respectively	151,015	142,473
Property and equipment, net of accumulated depreciation of $8,441 and $7,785 respectively	7,475	7,839
Goodwill, net of accumulated amortization of $325, both periods	10,039	10,039
Intangibles, net of accumulated amortization of $2,060 and $1,936, respectively	2,157	2,282
Other assets	29	28
Total assets	$232,751	$212,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,420	$3,730
Accrued liabilities	5,817	3,644
Current income tax liability	522	75
Deferred income	2,027	4,863
Total current liabilities	11,786	12,312
Line of credit, non-current	897	1,017
Deferred income tax liability	43,741	36,769
Other long-term liabilities	502	524
Total liabilities	56,926	50,622
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,241 and 12,179 shares issued and outstanding, respectively	122	122
Additional paid-in capital	88,823	87,225
Retained earnings	86,880	74,195
Total stockholders' equity	175,825	161,542
Total liabilities and stockholders' equity	$232,751	$212,164

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Sales, net	$36,375	$15,419	$12,370
Rental income	56,477	48,619	40,670
Service and maintenance income	870	1,120	868
Total revenue	93,722	65,158	53,908
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	25,816	9,194	8,010
Cost of rentals, exclusive of depreciation stated separately below	23,737	20,742	16,205
Cost of service and maintenance, exclusive of depreciation stated separately below	354	458	535
Selling, general, and administrative expense	7,893	5,910	5,867
Depreciation and amortization	15,707	13,994	11,927
Total operating costs and expenses	73,507	50,298	42,544
Operating income	20,215	14,860	11,364
Other income (expense):
Interest expense	(18)	(55)	(194)
Other income (expense)	14	824	130
Total other income (expense)	(4)	769	(64)
Income before provision for income taxes	20,211	15,629	11,300
Provision for income taxes:
Current	554	75	24
Deferred	6,972	5,794	4,248
Total income tax expense	7,526	5,869	4,272
Net income	$12,685	$9,760	$7,028
Earnings per share:
Basic	$1.04	$0.80	$0.58
Diluted	$1.03	$0.80	$0.58
Weighted average shares outstanding:
Basic	12,220	12,148	12,108
Diluted	12,320	12,250	12,210

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2009	—	$—	12,101	$121	$84,570	$57,407	$142,098
Exercise of common stock options and warrants	—	—	46	1	406	—	407
Compensation expense on issuance of common stock options	—	—	—	—	804	—	804
Issuance of restricted stock	—	—	1	—	—	—	—
Compensation expense on issuance of restricted common stock	—	—	—	—	254	—	254
Net income	—	—	—	—	—	7,028	7,028
BALANCES, December 31, 2010	—	$—	12,148	$122	$86,034	$64,435	$150,591
Exercise of common stock options	—	—	18	—	123	—	123
Compensation expense on issuance of common stock options	—	—	—	—	461	—	461
Issuance of restricted stock	—	—	13	—	—	—	—
Compensation expense on issuance of restricted common stock	—	—	—	—	607	—	607
Net income	—	—	—	—	—	9,760	9,760
BALANCES, December 31, 2011	—	$—	12,179	$122	$87,225	$74,195	$161,542
Exercise of common stock options	—	—	23	—	180	—	180
Compensation expense on issuance of common stock options	—	—	—	—	440	—	440
Issuance of restricted stock	—	—	39	—	—	—	—
Compensation expense on issuance of restricted common stock	—	—	—	—	978	—	978
Net income	—	—	—	—	—	12,685	12,685
BALANCES, December 31, 2012	—	$—	12,241	$122	$88,823	$86,880	$175,825

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,685	$9,760	$7,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,707	13,994	11,927
Deferred taxes	6,972	5,869	4,248
Stock based compensation	1,418	1,068	1,058
Gain on disposal of assets	—	(717)	(46)
Changes in current assets:
Trade accounts receivables	(1,012)	(400)	2,035
Inventory	456	(5,476)	2,773
Prepaid income taxes and prepaid expenses	(281)	1,964	(598)
Changes in current liabilities:
Accounts payable and accrued liabilities	1,863	1,859	1,791
Current income tax liability	447	1,229	(1,708)
Deferred income	(2,836)	4,474	299
Other	(1)	(1)	(9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,418	33,623	28,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,766)	(36,525)	(21,908)
Proceeds from sale of property and equipment	5	1,019	47
NET CASH USED IN INVESTING ACTIVITIES	(23,761)	(35,506)	(21,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	—	2,000
Proceeds from other long-term liabilities, net	(21)	(4)	(30)
Repayments of long-term debt	—	—	(6,194)
Repayments of line of credit	(120)	(983)	(7,000)
Proceeds from exercise of stock options	180	123	407
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39	(864)	(10,817)
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,696	(2,747)	(3,880)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,390	19,137	23,017
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,086	$16,390	19,137
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18	$61	238
Income taxes paid	$267	$130	2,204
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$8,690	$—	225

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP INC.
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

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include fixed asset lives, bad debt allowance and the allowance for inventory obsolescence.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.  The allowance for doubtful accounts was $437,000 and $296,000 at December 31, 2012 and 2011, respectively, is adequate, however actual write-offs may exceed the recorded allowance.

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

Major Customers and Concentration of Credit Risk

Sales and rental income to EOG Resources, Inc. ("EOG") and Devon Energy Production, Inc. ("Devon") in 2012 amounted to 32% and 12% of revenue, respectively. Sales and rental income to EOG and Devon in 2011 amounted to 17% and 16% of revenue, respectively. Sales and rental income Devon in 2010 amounted to 19% of revenue. No other single customer accounted for more than 10% of our revenues in 2012, 2011 or 2010. EOG amounted to 17% of our accounts receivable as of

December 31, 2012. EOG, Devon, and Linn Operating amounted to 39% and 20% and 11%, respectively, of our accounts receivable as of December 31, 2011. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2011 and 2012.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $211,000 and $486,000 at December 31, 2012 and 2011, respectively. There were no new completed compressor units at December 31, 2012 or at December 31, 2011 available for sale or for use in our rental fleet.  At December 31, 2012 and 2011, respectively, inventory consisted of the following (in thousands):

	2012	2011
Raw materials	$19,654	$20,364
Finished goods	—	—
Work in process	6,855	6,601
	$26,509	$26,965

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

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired in three acquisitions. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. The annual goodwill impairment test is performed in the fourth quarter of each year.

Intangibles

At December 31, 2012, NGSG had intangible assets with a gross carrying value of $4.2 million, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2012 and 2011 was $2.2 million and $2.3 million respectively.  Intangible assets are amortized on a straight-line basis with useful lives ranging from 5 to 20 years, with a weighted average remaining life of approximately eleven years as of December 31, 2012.  Amortization expense recognized in each of the years ending December 31, 2012, 2011, and 2010 was $125,000, $179,000 and $260,000 respectively.  NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2012 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense for the years ending December 31, (in thousands).

2013	$125
2014	125
2015	125
2016	125
2017	125
Thereafter	878
$1,503

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our most recent analysis, we believe no impairment of intangible assets exists as of December 31, 2012.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $336,000 and $158,000 for December 31, 2012 and 2011, respectively, and is included in accrued liabilities on the balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were no an anti-dilutive securities in 2012, 2011, and 2010.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$12,685	$9,760	$7,028
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,220	12,148	12,108
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,220	12,148	12,108
Dilutive effect of stock options and restricted shares	100	102	102
Diluted weighted average shares	12,320	12,250	12,210
Earnings per common share:
Basic	$1.04	$0.80	$0.58
Diluted	$1.03	$0.80	$0.58

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2012 or 2011.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Topic 820 established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

Level 1- quoted prices in an active market for identical assets or liabilities;

Level 2- quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

Level 3- valuation methodology with unobservable inputs that are significant to the fair value measurement.

The Company categorizes $0.9 million and $1.0 million of debt at December 31, 2012 and 2011, respectively as Level 2 measurements. Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2012 and 2011 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

Segments and Related Information

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

In their analysis of product lines as potential operating segments, management also considered ASC 280-10-50-11, “Aggregation Criteria”, which allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

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

Recently Issued Accounting Pronouncements

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other. Under this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, for fiscal year beginning prior to December 15, 2011. We assessed goodwill for 2012 by applying the qualitative review as outlined in this guidance and no impairment was recorded.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of 6 months to 2 years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2012 are as follows :

Years Ending December 31, (in thousands)
2013	$8,630
2014	174
Thereafter	—
Total	$8,804

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011 (in thousands):

	Useful Lives (Years)	2012	2011
Land and building	30	$5,606	$5,459
Leasehold improvements	39	758	758
Office equipment and furniture	5	1,396	1,321
Software	5	573	551
Machinery and equipment	7	2,433	2,337
Vehicles	3	5,150	5,198
Less accumulated depreciation		(8,441)	(7,785)
Total		$7,475	$7,839

Depreciation expense for property and equipment and the compressors described in Note 2 was $15.6 million, $13.8 million and $11.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

4. Credit Facility

On December 31, 2010, we established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments thereunder to up to $40 million) with JP Morgan Chase Bank, N.A. On December 31, 2012, we amended and renewed the Credit Agreement, which was set to expire on December 31, 2012 (the "Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at December 31, 2012 under the terms of our Amended Credit Agreement.

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

As of December 31, 2012, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2012 our balance on the line of credit was $897,000. Our interest rate for 2012 was 1.46%.

5.  Other Long-term Liabilities

As of December 31, 2012 and 2011, we had a long-term liability of $275,000 to Midland Development Corporation.  This amount is to be recognized as income contingent upon certain staffing requirements in the future.

In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $227,000 and $253,000 as of December 31, 2012 and 2011, respectively.

6.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	2012	2011	2010
Current provision:
Federal	$332	$—	$—
State	222	75	24
	554	75	24
Deferred provision:
Federal	6,972	5,166	4,009
State	—	628	239
	6,972	5,794	4,248
	$7,526	$5,869	$4,272

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) are as follows (in thousands):

	2012	2011
Deferred income tax assets:
Net operating loss carryover	$1,117	$6,828
Other	1,459	1,218
Total deferred income tax assets	$2,576	$8,046
Deferred income tax liabilities:
Property and equipment	(45,242)	(43,716)
Goodwill and other intangible assets	(1,075)	(1,099)
Other	—	—
Total deferred income tax liabilities	(46,317)	(44,815)
Net deferred income tax liabilities	$(43,741)	$(36,769)

The effective tax rate differs from the statutory rate as follows:

	2012	2011	2010
Statutory rate	34%	34%	34%
State and local taxes	1%	3%	2%
Other	2%	1%	2%
Effective rate	37%	38%	38%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2012, 2011 and 2010, there were no significant income tax interest or penalty items in the income statement.

We had a regular income tax net operating loss carry forward of $3.2 million for federal income taxes as of December 31, 2012.  This net operating loss will begin to expire in 2031.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2007. During the year ended December 31, 2012, we utilized $16.8 million of gross federal net operating loss carryforwards which reduced our current income tax expense by approximately $5.7 million

We are subject to extensive tax laws and regulations, including federal, state and local income taxes. As new tax laws and regulations are enacted and changes are made to existing tax laws and regulations we may be subject to increased future tax expenditures.  Our tax positions and the resulting liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties. We are not aware of any tax positions for which the outcome is uncertain or which is subject to a current review by any tax authority associated with our filings. We have also not established a reserve for any potential obligation related to uncertain tax position.

7.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2012 and 2011, there were no issued or outstanding preferred shares.

Securities offering

On August 14, 2009 (as amended on February 15, 2013) we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register up to $150,000,000 of securities, including debt securities, common stock, preferred stock, depository shares, rights to purchase common stock and warrants to purchase any of the foregoing securities.  The SEC has declared the statement effective, and we may issue any of the registered securities from time to time in one or more offerings depending on market conditions and our financing needs.

Restricted Securities

On June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  During January 2012, we awarded 70,000 restricted shares of stock under the 2009 Restricted Stock Plan.  Of these restricted shares, 50,000 vest over a one-year period and the remainder vest over a three-year period, beginning on the date of grant. Compensation expense related to the restricted shares was approximately $978,000, for the year ended December 31, 2012.  As of December 31, 2012, there was a total of approximately $457,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares.  This expense is expected to be recognized over the next two years .

8. Stock-Based Compensation

Stock Option Plan

Our 1998 Stock Option Plan (the "Plan"), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Plan to add additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2012, 280,503 shares were still available for issue under the Plan.

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

Weighted average Black -Scholes fair value assumption	2012	2011	2010
Risk free rate	0.98%	2.09%	1.22%
Expected life	6 years	5 years	2 years
Expected volatility	62.37%	64.89%	64.32%
Expected dividend yield	—	—	—

A summary of all option activity as of December 31, 2012 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	422,239	$15.06	6.48	$766
Granted	20,000	14.89
Exercised	(22,500)	7.47		151
Canceled/Forfeited	(17,917)	18.40
Expired	(7,500)	16.82
Outstanding, December 31, 2012	394,322	$15.30	5.79	$910
Exercisable, December 31, 2012	344,988	$15.06	5.44	$878

We granted an option to purchase 20,000 shares to non-executive employees on January 25, 2012 at an exercise price of $14.89 with a three year vesting period.

The weighted average grant date fair value of options granted during the years 2012, 2011, and 2010 was $8.22, $10.00, and $7.30 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2012, 2011,and 2010 was approximately $151,000, $127,000, and $400,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2012, 2011, and 2010 was $180,000, $123,000, and $407,000, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2012:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.59-9.43	79,239	3.96	$8.61	79,239	$8.61
$9.44-15.60	81,500	6.02	12.89	61,500	12.22
$15.61-20.48	233,583	6.34	18.42	204,249	18.42
$0.00-20.48	394,322	5.79	$15.30	344,988	$15.06

The summary of the status of our unvested stock options as of December 31, 2012 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	78,666	$8.82
Granted	20,000	$8.22
Vested	(47,082)	$8.36
Cancelled/Forfeited	(2,250)	$8.98
Unvested at December 31, 2012	49,334	$9.01

We recognized stock compensation expense from stock options vesting of $440,000, $461,000, and $804,000 respectively, for the years ended December 31, 2012, 2011 and 2010.  The total income tax benefit recognized in the income statement for stock based compensation was $264,000, $148,000 and $137,000, respectively, for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there was approximately $200,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 1.6 years.  There was no income tax benefit realized for the tax deductions from stock options exercised for the years ending 2012, 2011 and 2010 due to utilization of net operating loss carryforwards.

9. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $282,710, $410,000, and $185,000 to the 401(k) Plan in 2012, 2011 and 2010, respectively.

Rented Facilities

We lease certain of our facilities under operating leases with terms generally ranging from month-to-month to five years.  Most facility leases contain renewal options.  Remaining future minimum rental payments due under these leases for the years ended December 31 are as follows (in thousands):

2013	$205
2014	56
2015	41
2016	30
Thereafter	23
Total	$355

 Rent expense under such leases was $453,000, $450,000, and $526,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

10. Segment Information

Our management does not capture full financial information or utilize operating segments to make decisions about the business. As discussed in Note 1, management believes that it operates in one business segment. However, our management does rely on the before tax components in the tables below as major categories useful in managing the business.  All sales and assets are currently located in continental United Sates.

For the Year Ended December 31, 2012

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$36,375	$56,477	$870	$—	$93,722
Operating costs and expenses	25,816	23,737	354	23,600	73,507
Other income/(expense)	—	—	—	(4)	(4)
Income (loss) before provision for income taxes	$10,559	$32,740	$516	$(23,604)	$20,211

For the Year Ended December 31, 2011

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$15,419	$48,619	$1,120	$—	$65,158
Operating costs and expenses	9,194	20,742	458	19,904	50,298
Other income/(expense)	—	—	—	769	769
Income (loss) before provision for income taxes	$6,225	$27,877	$662	$(19,135)	$15,629

For the Year Ended December 31, 2010

	Sales	Rental	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$12,370	40,670	868	$—	$53,908
Operating costs and expenses	8,010	16,205	535	17,794	42,544
Other income/(expense)	—	—	—	(64)	(64)
Income (loss) before provision for income taxes	$4,360	$24,465	$333	$(17,858)	$11,300

11.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2012	Q1	Q2	Q3	Q4	Total
Total revenue	$26,376	$24,508	$19,290	$23,548	$93,722
Operating income	5,622	4,829	4,241	5,523	20,215
Net income applicable to common shares	3,508	3,000	2,606	3,571	12,685
Net income per share - Basic	0.29	0.25	0.21	0.29	1.04
Net income per share - Diluted	0.29	0.24	0.21	0.29	1.03

2011	Q1	Q2	Q3	Q4	Total
Total revenue	$15,054	$13,758	$17,701	$18,645	$65,158
Operating income	3,329	3,222	3,643	4,666	14,860
Net income applicable to common shares	2,497	2,008	2,231	3,024	9,760
Net income per share - Basic	0.21	0.16	0.18	0.25	0.80
Net income per share - Diluted	0.20	0.16	0.18	0.25	0.80

********
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)
3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)
4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)
4.3	Form of Senior Note (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)
4.4	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)
4.5	Form of Subordinated Note (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)
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