Form 10-Q
period 2013-03-31
NATURAL GAS SERVICES GROUP INC
filed 2013-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $0.01 par value	12,367,166

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$31,281	$28,086
Trade accounts receivable, net of allowance for doubtful accounts of $392 and $437, respectively	5,430	6,691
Inventory, net of allowance for obsolescence of $258 and $211, respectively	24,767	26,509
Prepaid income taxes	—	275
Prepaid expenses and other	402	475
Total current assets	61,880	62,036
Rental equipment, net of accumulated depreciation of $74,079 and $70,266, respectively	154,758	151,015
Property and equipment, net of accumulated depreciation of $8,830 and $8,441 respectively	7,244	7,475
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $2,097 and $2,060, respectively	2,121	2,157
Other assets	29	29
Total assets	$236,071	$232,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,543	$3,420
Accrued liabilities	4,766	5,817
Current income tax liability	6	522
Deferred income	1,466	2,027
Total current liabilities	8,781	11,786
Line of credit, non-current portion	897	897
Deferred income tax liability	46,189	43,741
Other long-term liabilities	222	502
Total liabilities	56,089	56,926
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,306 and 12,241 shares issued and outstanding, respectively	123	122
Additional paid-in capital	88,985	88,823
Retained earnings	90,874	86,880
Total stockholders' equity	179,982	175,825
Total liabilities and stockholders' equity	$236,071	$232,751

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2013	2012
Revenue:
Sales, net	$7,835	$12,432
Rental income	16,007	13,738
Service and maintenance income	141	206
Total revenue	23,983	26,376
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	4,882	9,555
Cost of rentals, exclusive of depreciation stated separately below	6,812	5,509
Cost of service and maintenance, exclusive of depreciation stated separately below	68	93
Selling, general, and administrative expense	1,846	1,810
Depreciation and amortization	4,238	3,787
Total operating costs and expenses	17,846	20,754
Operating income	6,137	5,622
Other income (expense):
Interest expense	(30)	(3)
Other income (expense)	335	39
Total other income (expense)	305	36
Income before provision for income taxes	6,442	5,658
Provision for income taxes	2,448	2,150
Net income	$3,994	$3,508
Earnings per share:
Basic	$0.33	$0.29
Diluted	$0.32	$0.29
Weighted average shares outstanding:
Basic	12,282	12,169
Diluted	12,379	12,262

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,994	$3,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,238	3,787
Deferred taxes	2,448	2,150
Stock based compensation	133	323
Gain on disposal of assets	(1)	—
Gain on extinguishment of liability	(223)	—
Changes in current assets and liabilities:
Trade accounts receivables	1,261	2,575
Inventory	1,742	379
Prepaid income taxes and prepaid expenses	348	(174)
Accounts payable and accrued liabilities	(1,928)	(1,334)
Current income tax liability	(516)	—
Deferred income	(561)	3,627
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,935	14,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,713)	(1,787)
NET CASH USED IN INVESTING ACTIVITIES	(7,713)	(1,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(57)	(6)
Proceeds from exercise of stock options	30	—
NET CASH USED IN FINANCING ACTIVITIES	(27)	(6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,195	13,048
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,086	16,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,281	$29,438
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$31	$—
Income taxes paid	$516	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$—	$4,010

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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2013 and the results of our operations for the three months ended 2013 and 2012 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

Recently Issued Accounting Pronouncements

At this time there are no recently issued pronouncements that affect the company.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the three months ended March 31, 2013 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	394,322	$15.30	5.79	$910
Granted	—	—	—	—
Exercised	(4,000)	7.50	—	45
Canceled/Forfeited	(2,250)	16.90	—	3
Expired	—	—	—
Outstanding, March 31, 2013	388,072	$15.37	6.05	$1,596
Exercisable, March 31, 2013	364,990	$15.33	5.40	$1,497

The following table summarizes information about our stock options outstanding at March 31, 2013:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
0.01-5.58	—	—	$—	—	$—
5.59-9.43	75,239	3.83	8.67	75,239	8.67
9.44-15.60	80,833	5.75	12.86	68,167	12.48
15.61-20.48	232,000	6.09	18.42	221,584	18.47
0.01-20.48	388,072	5.58	$15.37	364,990	$15.33

The summary of the status of our unvested stock options as of December 31, 2012 and changes during the three months ended March 31, 2013 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	49,334	$9.01
Granted	—	—
Vested	(25,335)	9.06
Canceled/Forfeited	(917)	8.74
Unvested at March 31, 2013	23,082	$9.86

As of March 31, 2013, there was $158,332 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.37 years. Total compensation expense for stock options was $(21,000) and $104,234 for the three months ended March 31, 2013 and 2012, respectively. The credit balance as of March 31, 2013 was due to stock option forfeitures.

Restricted Stock:

On March 21, 2013, the Compensation Committee awarded 20,000 shares of restricted common stock to two of our three named executive officers. The restricted shares issued to Messrs Hazlett and Lawrence vest one year from the grant date. We also awarded and issued 10,000 shares of restricted stock to our Board of Directors as partial payment for 2013 Directors' fees. The restricted stock vests in quarterly installments beginning March 31, 2014. Total compensation expense related to restricted stock awards was $153,206 and $219,877 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was a total of $337,374 of unrecognized compensation expenses related to these shares of restricted stock.

(3) Inventory

Our inventory, net of allowance for obsolescence of $258,000 at March 31, 2013 and $211,000 at December 31, 2012, consisted of the following amounts:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$19,723	$19,654
Work in process	5,044	6,855
	$24,767	$26,509

During the three months ended March 31, 2013, there were no write offs of obsolete inventory against the allowance for obsolescence.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at March 31, 2013 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the three month period ended March 31, 2013, our weighted average interest rate was 1.45%.

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

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and leases receivables, along with a first priority lien on a variable number of our leased compressor equipment the book value of which must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date.)

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

As of March 31, 2013, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2013 our balance on the line of credit was $897,000.

(5) Other Long-term Liabilities

As of December 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  The liability was fully satisfied during the quarter ended March 31, 2013. As a result of our performance under the agreement, a payment to Midland Development Corporation of $52,000 was made to settle the liability, resulting in a gain of $223,000, which is included in our condensed income statement. In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of March 31, 2013 was $222,248.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended
	March 31,
	2013	2012
Numerator:
Net income	$3,994	$3,508
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,282	12,169

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,282	12,169
Dilutive effect of stock options and restricted stock	97	93
Diluted weighted average shares	12,379	12,262
Earnings per common share:
Basic	$0.33	$0.29
Diluted	$0.32	$0.29

A total of 51,714 stock options for the three months ended March 31, 2012 were excluded from the diluted weighted average shares as their effect would be anti-dilutive.

(7) Segment Information

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we indeed look at our product to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.   Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these categories, but rather in the aggregate. Based on this, Management believes that it operates in one business segment.

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

We are engaged in the business of designing and manufacturing compressors and flares. Our compressors and flares are sold and rented to our customers. In addition, we provide service and maintenance on compressors in our fleet and to third parties.These business activities are similar in all geographic areas.  Our manufacturing process is essentially the same for the entire Company and is performed in house at our facilities in Midland, Texas and Tulsa, Oklahoma.  Our customers primarily consist of entities in the business of producing natural gas and crude oil.  The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles.  The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.  In addition, the economic characteristics of each customer arrangement are similar in that we maintain policies at the corporate level.

For the three months ended March 31, 2013 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$7,835	$16,007	$141	$—	$23,983
Operating costs and expenses	4,882	6,812	68	6,084	17,846
Other income (expense)	—	—	—	305	305
Income before provision for income taxes	$2,953	$9,195	$73	$(5,779)	$6,442

For the three months ended March 31, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$12,432	$13,738	$206	$—	$26,376
Operating costs and expenses	9,555	5,509	93	5,597	20,754
Other income (expense)	—	—	—	36	36
Income before provision for income taxes	$2,877	$8,229	$113	$(5,561)	$5,658

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are paid monthly in advance and include maintenance of the rented compressors. As of March 31, 2013, we had 2,328 natural gas compressors totaling 319,686 horsepower rented to 100 third parties compared to 2,135 natural gas compressors totaling 290,826 horsepower rented to 103 third parties at March 31, 2012.

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

We provide service and maintenance to our customers under written maintenance contracts or on an as-required basis in the absence of a service contract. Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

The oil and natural gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for natural gas and crude oil and the corresponding changes in commodity prices. As demand and prices increase, oil and natural gas producers increase their capital expenditures for drilling, development and production activities. Generally, the increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies.

In general, we expect our overall business activity and revenues to track the level of activity in the natural gas industry, with changes in domestic natural gas production and consumption levels and prices more significantly affecting our business than changes in crude oil and condensate production and consumption levels and prices. However, we have increased our rental and sales in the non-conventional shale plays which are more dependent on crude oil prices. We also believe that demand for compression services and products is driven by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased focus by producers on non-conventional natural gas production, such as coalbed methane, gas shales and tight gas, which typically requires more compression than production from conventional natural gas reservoirs.

Demand for our products and services have been historically strong, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the later part of 2010 and through 2012. However, natural gas prices have had only slight movements up followed by downward movements. Meanwhile, opportunities have developed in non-conventional shale plays. While shale plays continued to offer opportunities, natural gas prices have not surged, leaving demand for compression in conventional areas uncertain.

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue in 2012 and our continued strong results in the first three months of 2013.

Results of Operations

Three months ended March 31, 2013, compared to the three months ended March 31, 2012.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2013 and 2012.

	Revenue Three months ended March 31,
	(in thousands)
	2013		2012
Sales	$7,835	32%	$12,432	47%
Rental	16,007	67%	13,738	52%
Service and Maintenance	141	1%	206	1%
Total	$23,983		$26,376

Total revenue decreased from $26.4 million to $24.0 million, or 10%, for the three months ended March 31, 2013, compared to the same period ended March 31, 2012. The $2.4 million decrease in revenue was due to a decrease in sales revenue of $4.6 million, offset by an increase in rental revenue of $2.2 million. Comparing the three months ended March 31, 2013 to the same period in 2012, sales revenue decreased 37.0% and rental revenue increased 16.5%.

Sales revenue decreased from $12.4 million to $7.8 million for the three months ended March 31, 2013, compared to the same period ended March 31, 2012.  This decrease is the result of a lull in industry activity related to the timing of capital projects and the one-time sale from our fleet in the three months ended March 31, 2012. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was a slight increase in demand for flares during this comparative period.

Rental revenue increased to $15.8 million from $13.7 million for the three months ended March 31, 2013, compared to the same period ended March 31, 2012.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,328 compressor packages in our rental fleet, up from 2,135 units at March 31, 2012.  The rental fleet had a utilization of 78.7% as of March 31, 2013 compared to 75.0% utilization as of March 31, 2012. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase we should be able to rent more of the available units.

Our overall operating margin percentage increased to 25% from 21% for the three months ended March 31, 2013 compared to the same period ended March 31, 2012. The margin increase is mainly the result of our ability to hold the line on costs related to compressor sales, and a shift in revenues toward rentals, which typically has a higher margin, from sales.

Selling, general, and administrative expense increased slightly to $1.9 million from $1.8 million, for the three months ended March 31, 2013, as compared to the same period ended March 31, 2012.

Depreciation and amortization expense increased to $4.2 million for the three months ended March 31, 2013, compared to $3.8 million for the period ended March 31, 2012.  This was the result of new gas compressor rental units being added to the rental fleet from March 31, 2012 to March 31, 2013. We added a net of 193 compressors to our rental fleet during the twelve month period.

Other income increased primarily due to our settlement of an economic development agreement with Midland Development Corporation. Based on our job growth, only a portion of the $275,000 liability was required to be paid. This resulted in a gain of $223,000 being recorded for the quarter ended March 31, 2013.

Provision for income tax increased to $2.5 million from $2.2 million, or 13.9%, and is the result of the increase in taxable income. We had an effective tax rate of 38% in both periods.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2013 and December 31, 2012 are set forth below:

	March 31,	December 31,
	2013	2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$31,281	$28,086
Trade accounts receivable, net	5,430	6,691
Inventory, net	24,767	26,509
Prepaid income taxes	—	275
Prepaid expenses and other	402	475
Total current assets	61,880	62,036
Current Liabilities:
Line of credit	—	—
Accounts payable	2,543	3,420
Accrued liabilities	4,766	5,817
Current portion of tax liability	6	522
Deferred income	1,466	2,027
Total current liabilities	8,781	11,786
Total working capital	$53,099	$50,250

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2013, we invested $7.7 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At March 31, 2013, we had cash and cash equivalents of $31.3 million compared to $28.1 million at December 31, 2012.  Our cash flow from operations of $10.9 million was offset by capital expenditures of $7.7 million, during the three months ended March 31, 2013.  We had working capital of $53.1 million at March 31, 2013 compared to $50.3 million at December 31, 2012. At March 31, 2013 and December 31, 2012, we had total debt of $897,000 which is all related to our line of credit and classified as long term. We had positive net cash flow from operating activities of $10.9 million during the first three months of 2013 compared to $14.9 million for the first three months of 2012.  The cash flow from operations of $10.9 million was primarily the result of the net income of $4 million and the non-cash items of depreciation of $4.2 million, and an increase in deferred taxes of $2.4 million.

Uncertain Economy Strategy

For the remainder of the fiscal year 2013 and into 2014, our overall plan during the uncertain economy is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  For the remainder of 2013, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms. Capital expenditures for the year ended December 31, 2013 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2013 and beginning of 2014.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at March 31, 2013 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the three month period ended March 31, 2013, our weighted average interest rate was 1.45%.

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

As of March 31, 2013, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2013 our balance on the line of credit was $897,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

Cash Contractual Obligations	2013(1)	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$897	$—	$—	$—	$897
Interest on line of credit(2)	36	36	—	—	—	72
Purchase obligations	330	330	330	330	2,302	3,622
Other long-term liabilities	—	—	222	—	—	222
Facilities and office leases	133	56	41	30	23	283
Total	$499	$1,319	$593	$360	$2,325	$5,096

(1)	For the nine months remaining in 2013.

(2)	Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

At this time there are no recently issued pronouncements that affect the company.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of March 31, 2013 was $222,248. (See Note 5)

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2012.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of the risk associated with our Company and industry.

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

May 10, 2013

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