Form 10-Q
period 2013-06-30
NATURAL GAS SERVICES GROUP INC
filed 2013-08-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common Stock, $0.01 par value	12,389,053

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$29,330	$28,086
Trade accounts receivable, net of allowance for doubtful accounts of $395 and $437, respectively	6,317	6,691
Inventory, net of allowance for obsolescence of $258 and $211, respectively	26,203	26,509
Prepaid income taxes	1,701	275
Prepaid expenses and other	372	475
Total current assets	63,923	62,036
Rental equipment, net of accumulated depreciation of $78,053 and $70,266, respectively	160,866	151,015
Property and equipment, net of accumulated depreciation of $9,239 and $8,441 respectively	7,447	7,475
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $2,128 and $2,060, respectively	2,090	2,157
Other assets	29	29
Total assets	$244,394	$232,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$565	$3,420
Accrued liabilities	7,193	5,817
Current income tax liability	824	522
Deferred income	2,312	2,027
Total current liabilities	10,894	11,786
Line of credit, non-current portion	847	897
Deferred income tax liability	47,808	43,741
Other long-term liabilities	215	502
Total liabilities	59,764	56,926
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,334 and 12,241 shares issued and outstanding, respectively	123	122
Additional paid-in capital	89,789	88,823
Retained earnings	94,718	86,880
Total stockholders' equity	184,630	175,825
Total liabilities and stockholders' equity	$244,394	$232,751

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Sales, net	$3,329	$10,649	$11,164	$23,080
Rental income	16,721	13,671	32,728	27,409
Service and maintenance income	208	188	349	395
Total revenue	20,258	24,508	44,241	50,884
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	1,600	7,563	6,482	17,118
Cost of rentals, exclusive of depreciation stated separately below	6,258	5,874	13,070	11,383
Cost of service and maintenance, exclusive of depreciation stated separately below	85	98	153	191
Selling, general, and administrative expense	2,035	2,347	3,881	4,157
Depreciation and amortization	4,436	3,797	8,674	7,584
Total operating costs and expenses	14,414	19,679	32,260	40,433
Operating income	5,844	4,829	11,981	10,451
Other income (expense):
Interest expense	(11)	(3)	(42)	(5)
Other income (expense)	(68)	61	268	99
Total other income (expense), net	(79)	58	226	94
Income before provision for income taxes	5,765	4,887	12,207	10,545
Provision for income taxes	1,921	1,887	4,369	4,037
Net income	$3,844	$3,000	$7,838	$6,508
Earnings per share:
Basic	$0.31	$0.25	$0.64	$0.53
Diluted	$0.31	$0.24	$0.63	$0.53
Weighted average shares outstanding:
Basic	12,316	12,216	12,299	12,177
Diluted	12,518	12,316	12,447	12,274

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,838	$6,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,674	7,584
Deferred taxes	4,067	3,937
Stock based compensation	598	686
Gain on extinguishment of liability	(223)	—
Changes in current assets and liabilities:
Trade accounts receivables	374	1,070
Inventory	306	236
Prepaid income taxes and prepaid expenses	(1,323)	(159)
Accounts payable and accrued liabilities	(1,479)	358
Current income tax liability	302	44
Deferred income	285	90
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,419	20,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,429)	(6,319)
NET CASH USED IN INVESTING ACTIVITIES	(18,429)	(6,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(64)	(10)
Repayments of line of credit	(50)	—
Proceeds from exercise of stock options	368	57
NET CASH PROVIDED BY FINANCING ACTIVITIES	254	47
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,244	14,082
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,086	16,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,330	$30,472
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42	$6
Income taxes paid	$1,801	$1
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$57	$8,690

See accompanying notes to these unaudited condensed financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed financial statements of Natural Gas Services Group, Inc, a Colorado corporation.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our").  We were formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities.

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2013 and the results of our operations for the three and six months ended June 30, 2013 and 2012 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

Recently Issued Accounting Pronouncements

At this time, there are no recently issued pronouncements that affect the Company.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the six months ended June 30, 2013 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	394,322	$15.30
Granted	47,000	18.75
Exercised	(25,887)	14.23
Canceled/Forfeited	(3,833)	17.01
Expired	—	—
Outstanding, June 30, 2013	411,602	$15.75	5.80	$3,187
Exercisable, June 30, 2013	342,520	$15.32	5.11	$2,800

The following table summarizes information about our stock options outstanding at June 30, 2013:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-9.43	71,352	3.47	$8.72	71,352	$8.72
$9.44-15.60	77,000	5.58	12.77	64,334	12.35
$15.61-20.48	263,250	6.50	18.52	206,834	18.51
$0.01-20.48	411,602	5.80	$15.75	342,520	$15.32

The summary of the status of our unvested stock options as of December 31, 2012 and changes during the six months ended June 30, 2013 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	49,334	$9.01
Granted	47,000	10.30
Vested	(26,335)	9.05
Canceled/Forfeited	(917)	8.74
Unvested at June 30, 2013	69,082	$9.88

As of June 30, 2013, there was $505,690 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 2.33 years. Total compensation expense for stock options was $57,144 and $214,083 for the six months ended June 30, 2013 and 2012, respectively.

Restricted Stock:

On March 21, 2013, the Compensation Committee awarded 20,000 shares of restricted common stock to two of our three named executive officers. The restricted shares issued to Messrs. Hazlett and Lawrence vest one year from the grant date. We also awarded and issued 10,000 shares of restricted stock to our Board of Directors as partial payment for 2013 Directors' fees. The restricted stock vests in quarterly installments beginning March 31, 2014. In accordance with Mr. Taylor's employment agreement, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2012 performance, Mr. Taylor, our Chief Executive Officer, was awarded 56,950 restricted shares on April 30, 2013, which vest one year from the date of grant. Total compensation expense related to restricted stock awards was $540,703 and $471,629 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was a total of $1,656,422 of unrecognized compensation expenses related to these shares of restricted stock which is expected to be realized in 1.06 years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $258,000 at June 30, 2013 and $211,000 at December 31, 2012, consisted of the following amounts:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$20,855	$19,654
Work in process	5,348	6,855
	$26,203	$26,509

During the six months ended June 30, 2013 and 2012 there were no write offs of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A, most recently amended on December 31, 2011 (the "Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at June 30, 2013 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the six month period ended June 30, 2013, our weighted average interest rate was 1.45%.

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

As of June 30, 2013 we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2013 and December 31, 2012 our outstanding balance on the line of credit was $847,000 and $897,000, respectively.

(5) Other Long-Term Liabilities

As of December 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  The liability was fully satisfied during the quarter ended March 31, 2013. As a result of our performance under the agreement, a payment to Midland Development Corporation of $52,000 was made to settle the liability, resulting in a gain of $223,000, which is included in our condensed income statement. In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of June 30, 2013 and December 31, 2012 was $215,000 and $227,000, respectively.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$3,844	$3,000	$7,838	$6,508
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,316	12,216	12,299	12,177

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,316	12,216	12,299	12,177
Dilutive effect of stock options and restricted stock	202	100	148	97
Diluted weighted average shares	12,518	12,316	12,447	12,274
Earnings per common share:
Basic	$0.31	$0.25	$0.64	$0.53
Diluted	$0.31	$0.24	$0.63	$0.53

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

We are engaged in the business of designing and manufacturing compressors and flares. Our compressors and flares are sold and rented to our customers. In addition, we provide service and maintenance on compressors in our fleet and to third parties. These business activities are similar in all geographic areas.  Our manufacturing process is essentially the same for the entire Company and is performed in-house at our facilities in Midland, Texas and Tulsa, Oklahoma.  Our customers primarily consist of entities in the business of producing natural gas and crude oil.  The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles.  The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.  In addition, the economic characteristics of each customer arrangement are similar in that we maintain policies at the corporate level.

For the three months ended June 30, 2013 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,329	$16,721	$208	$—	$20,258
Operating costs and expenses	1,600	6,258	85	6,471	14,414
Other income (expense)	—	—	—	(79)	(79)
Income before provision for income taxes	$1,729	$10,463	$123	$(6,550)	$5,765

For the three months ended June 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$10,649	$13,671	$188	$—	$24,508
Operating costs and expenses	7,563	5,874	98	6,144	19,679
Other income (expense)	—	—	—	58	58
Income before provision for income taxes	$3,086	$7,797	$90	$(6,086)	$4,887

For the six months ended June 30, 2013 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	11,164	32,728	349	$—	$44,241
Operating costs and expenses	6,482	13,070	153	12,555	32,260
Other income (expense)	—	—	—	226	226
Income before provision for income taxes	$4,682	$19,658	$196	$(12,329)	$12,207

For the six months ended June 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$23,080	$27,409	$395	$—	$50,884
Operating costs and expenses	17,118	11,383	191	11,741	40,433
Other income (expense)	—	—	—	94	94
Income before provision for income taxes	$5,962	$16,026	$204	$(11,647)	$10,545

(8)  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow.  We are not currently a party to any material legal proceedings, and we are not aware of any other threatened material litigation.

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2013, we had 1,889 natural gas compressors totaling 264,150 horsepower rented to 99 third parties compared to 1,613 natural gas compressors totaling 222,421 horsepower rented to 104 third parties at June 30, 2012.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations. The major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a two to three month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

Demand for our products and services have been historically strong, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the latter part of 2010 and through 2013. However, natural gas prices have had only slight movements up followed by downward movements. Meanwhile, opportunities have developed in non-conventional shale plays. While shale plays continued to offer opportunities, natural gas prices have not surged, leaving demand for compression in conventional areas uncertain.

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue in 2012 and our continued strong results in the first six months of 2013.

Results of Operations

Three months ended June 30, 2013, compared to the three months ended June 30, 2012.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2013 and 2012.

	Revenue Three months ended June 30,
	( dollars in thousands)
	2013		2012
Sales	$3,329	16%	$10,649	43%
Rental	16,721	83%	13,671	56%
Service and Maintenance	208	1%	188	1%
Total	$20,258		$24,508

Total revenue decreased to $20.3 million from $24.5 million, or 17%, for the three months ended June 30, 2013, compared to the same period ended June 30, 2012. The $4.3 million decrease in revenue was due to a decrease in sales revenue to $3.3 million, offset by an increase in rental revenue to $16.7 million. Comparing the three months ended June 30, 2013 to the same period in 2012, sales revenue decreased 69% and rental revenue increased 22%.

Sales revenue decreased to $3.3 million from $10.6 million for the three months ended June 30, 2013, compared to the same period ended June 30, 2012.  This decrease is the result of timing of industry activity related to capital projects and a large one-time sale to a single customer from our fleet in the three months ended June 30, 2012. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was a slight increase in demand for flares during this comparative period.

Rental revenue increased to $16.7 million from $13.7 million for the three months ended June 30, 2013, compared to the same period ended June 30, 2012.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,392 compressor packages in our rental fleet, up from 2,167 units at June 30, 2012.  The rental fleet had a utilization of 79.0% as of June 30, 2013 compared to 74.4% utilization as of June 30, 2012. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase, we should be able to see incremental utilization of our fleet.

Our overall operating income margin percentage increased to 29% from 20% for the three months ended June 30, 2013 compared to the same period ended June 30, 2012. The margin increase is mainly the result of our ability to hold the line on costs related to compressor sales, and a shift in revenues toward rentals, which typically has a higher margin, from sales.

Selling, general, and administrative expense decreased slightly to $2.0 million from $2.3 million, for the three months ended June 30, 2013, as compared to the same period ended June 30, 2012.

Depreciation and amortization expense increased to $4.4 million for the three months ended June 30, 2013, compared to $3.8 million for the period ended June 30, 2012.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2012 to June 30, 2013. We added a net of 225 compressors to our rental fleet during the twelve month period ending June 30, 2013.

Provision for income tax was $1.9 million for the three months ended June 30, 2013 and June 30, 2012 . The provision is the same for each of the two periods representing a slight increase in taxable income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 offset by a slightly lower effective tax rate.

Six months ended June 30, 2013, compared to the six months ended June 30, 2012.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2013 and 2012.

	Revenue Six months ended June 30,
	(dollars in thousands)
	2013		2012
Sales	$11,164	25%	$23,080	45%
Rental	32,728	74%	27,409	54%
Service and Maintenance	349	1%	395	1%
Total	$44,241		$50,884

Total revenue decreased to $44.2 million from $50.9 million, or 13.1%, for the six months ended June 30, 2013, compared to the same period ended June 30, 2012. The $6.6 million decrease in revenue was due to a decrease in sales revenue to $11.2 million, offset by an increase in rental revenue to $32.7 million. Comparing the six months ended June 30, 2013 to the same period in 2012, sales revenue decreased 51.6% and rental revenue increased 19.4%.

Sales revenue decreased to $11.2 million from $23.1 million for the six months ended June 30, 2013, compared to the same period ended June 30, 2012.  This decrease is the result of timing of industry activity related to capital projects and a large one-time sale to a single customer from our fleet in the six months ended June 30, 2012. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was a slight increase in demand for flares during this comparative period.

Rental revenue increased to $32.7 million from $27.4 million for the six months ended June 30, 2013, compared to the same period ended June 30, 2012.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,392 compressor packages in our rental fleet, up from 2,167 units at June 30, 2012.  The rental fleet had a utilization of 79.0% as of June 30, 2013 compared to 74.4% utilization as of June 30, 2012. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase, we should be able to see incremental utilization of our fleet.

Our overall operating income margin percentage increased to 27% from 21% for the six months ended June 30, 2013 compared to the same period ended June 30, 2012. The margin increase is mainly the result of our ability to hold the line on costs related to compressor sales, and a shift in revenues toward rentals, which typically has a higher margin, from sales.

Selling, general, and administrative expense decreased slightly to $3.9 million from $4.2 million, for the six months ended June 30, 2013, as compared to the same period ended June 30, 2012.

Depreciation and amortization expense increased to $8.7 million for the six months ended June 30, 2013, compared to $7.6 million for the period ended June 30, 2012.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2012 to June 30, 2013. We added a net of 225 compressors to our rental fleet during the twelve month period ending June 30, 2013.

Other income increased primarily due to our settlement of an economic development agreement with Midland Development Corporation. Based on our job growth, only a portion of the $275,000 liability was required to be paid. This resulted in a gain of $223,000 being recorded for the six months ended June 30, 2013.

Provision for income tax increased to $4.4 million from $4.0 million, or 8.2%, and is the result of the increase in taxable income and a change in effective tax rate between the two periods. We had an effective tax rate of 35.8% in the six months ended June 30, 2013 and 38% in the six months ended June 30, 2012.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2013 and December 31, 2012 are set forth below:

	June 30,	December 31,
	2013	2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,330	$28,086
Trade accounts receivable, net	6,317	6,691
Inventory, net	26,203	26,509
Prepaid income taxes	1,701	275
Prepaid expenses and other	372	475
Total current assets	63,923	62,036
Current Liabilities:
Accounts payable	565	3,420
Accrued liabilities	7,193	5,817
Current portion of tax liability	824	522
Deferred income	2,312	2,027
Total current liabilities	10,894	11,786
Total working capital	$53,029	$50,250

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the six months ended June 30, 2013, we invested $18.4 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2013, we had cash and cash equivalents of $29.3 million compared to $28.1 million at December 31, 2012.  Our cash flow from operations of $19.4 million was offset by capital expenditures of $18.4 million, during the six months ended June 30, 2013.  We had working capital of $53.0 million at June 30, 2013 compared to $50.3 million at December 31, 2012. At June 30, 2013 and December 31, 2012, we had total debt of $847,000 and $897,000, respectively, which is all related to our line of credit and classified as long term. We had positive net cash flow from operating activities of $19.4 million during the first six months of 2013 compared to $20.4 million for the first six months of 2012.  The cash flow from operations of $19.4 million was primarily the result of the net income of $7.8 million and the non-cash items of depreciation of $8.7 million, and an increase in deferred taxes of $4.1 million.

Strategy

For the remainder of the fiscal year 2013 and into 2014, our overall plan is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing.  For the remainder of 2013, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms. Capital expenditures for the year ended December 31, 2013 are not anticipated to exceed our internal cash generating capacity.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2013 and beginning of 2014.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Bank Borrowings

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A, most recently amended on December 31, 2011 (the "Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.0 million borrowing base availability at June 30, 2013, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the six month period ended June 30, 2013, our weighted average interest rate was 1.45%.

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

As of June 30, 2013, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2013 our balance on the line of credit was $847,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands of dollars)
Cash Contractual Obligations	2013(1)	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$847	$—	$—	$—	$847
Interest on line of credit(2)	17	34	—	—	—	51
Purchase obligations	134	330	330	330	2,302	3,426
Other long-term liabilities	—	—	—	—	215	215
Facilities and office leases	164	244	237	216	284	1,145
Total	$315	$1,455	$567	$546	$2,801	$5,684

(1)	For the six months remaining in 2013.

(2)	Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

At this time, there are no recently issued pronouncements that affect the Company.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of June 30, 2013 was $215,000. (See Note 5)

Special Note Regarding Forward-Looking Statements

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

August 9, 2013

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