Form 10-Q
period 2013-09-30
NATURAL GAS SERVICES GROUP INC
filed 2013-11-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, $0.01 par value	12,404,803

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$27,727	$28,086
Trade accounts receivable, net of allowance for doubtful accounts of $401 and $437, respectively	5,377	6,691
Inventory, net	27,545	26,509
Prepaid income taxes	2,271	275
Prepaid expenses and other	416	475
Total current assets	63,336	62,036
Rental equipment, net of accumulated depreciation of $82,259 and $70,266, respectively	167,247	151,015
Property and equipment, net of accumulated depreciation of $9,250 and $8,441 respectively	7,190	7,475
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $2,159 and $2,060, respectively	2,059	2,157
Other assets	29	29
Total assets	$249,900	$232,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,599	$3,420
Accrued liabilities	6,903	5,817
Current income tax liability	931	522
Deferred income	1,203	2,027
Total current liabilities	10,636	11,786
Line of credit, non-current portion	747	897
Deferred income tax liability	49,477	43,741
Other long-term liabilities	206	502
Total liabilities	61,066	56,926
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,352 and 12,241 shares issued and outstanding, respectively	123	122
Additional paid-in capital	90,598	88,823
Retained earnings	98,113	86,880
Total stockholders' equity	188,834	175,825
Total liabilities and stockholders' equity	$249,900	$232,751

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Sales, net	$3,893	$4,935	$15,057	$28,015
Rental income	17,805	14,120	50,533	41,529
Service and maintenance income	167	235	516	630
Total revenue	21,865	19,290	66,106	70,174
Operating costs and expenses:
Cost of sales, exclusive of depreciation stated separately below	2,454	3,126	8,935	20,244
Cost of rentals, exclusive of depreciation stated separately below	7,449	5,896	20,519	17,279
Cost of service and maintenance, exclusive of depreciation stated separately below	80	88	233	279
Selling, general, and administrative expense	2,142	1,958	6,023	6,116
Depreciation and amortization	4,652	3,980	13,326	11,564
Total operating costs and expenses	16,777	15,048	49,036	55,482
Operating income	5,088	4,242	17,070	14,692
Other income (expense):
Interest expense	(3)	(8)	(45)	(13)
Other income (expense)	125	(37)	393	62
Total other income (expense), net	122	(45)	348	49
Income before provision for income taxes	5,210	4,197	17,418	14,741
Provision for income taxes	1,816	1,591	6,185	5,627
Net income	$3,394	$2,606	$11,233	$9,114
Earnings per share:
Basic	$0.28	$0.21	$0.91	$0.75
Diluted	$0.27	$0.21	$0.90	$0.74
Weighted average shares outstanding:
Basic	12,339	12,230	12,313	12,214
Diluted	12,600	12,331	12,504	12,312

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,233	$9,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,326	11,564
Deferred income taxes	5,736	5,627
Stock based compensation	1,134	1,058
Gain on extinguishment of liability	(223)	—
Changes in current assets and liabilities:
Trade accounts receivables	1,314	1,948
Inventory	(1,036)	312
Prepaid expenses	(1,937)	(178)
Accounts payable and accrued liabilities	(735)	3,460
Current income tax liability	409	—
Deferred income	(824)	(1,359)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,397	31,546
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,175)	(17,074)
NET CASH USED IN INVESTING ACTIVITIES	(29,175)	(17,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(73)	(16)
Repayments of line of credit	(150)	(90)
Proceeds from exercise of stock options	642	168
NET CASH PROVIDED BY FINANCING ACTIVITIES	419	62
NET CHANGE IN CASH AND CASH EQUIVALENTS	(359)	14,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,086	16,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,727	$30,924
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$45	$13
Income taxes paid	$2,036	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$207	$8,690

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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2013 and the results of our operations for the three and nine months ended September 30, 2013 and 2012 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option plan for the nine months ended September 30, 2013 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	394,322	$15.30
Granted	47,000	18.75
Exercised	(41,637)	15.38
Canceled/Forfeited	(9,833)	17.68
Expired	—	—
Outstanding, September 30, 2013	389,852	$15.65	5.49	$4,355
Exercisable, September 30, 2013	326,770	$15.22	4.82	$3,790

The following table summarizes information about our stock options outstanding at September 30, 2013:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-9.43	71,352	3.22	$8.72	71,352	$8.72
$9.44-15.60	73,500	5.27	12.66	61,834	12.23
$15.61-20.48	245,000	6.21	18.57	193,584	18.57
	389,852	5.49	$15.65	326,770	$15.22

The summary of the status of our unvested stock options as of December 31, 2012 and changes during the nine months ended September 30, 2013 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	49,334	$9.01
Granted	47,000	10.30
Vested	(26,335)	9.05
Canceled/Forfeited	(6,917)	9.79
Unvested at September 30, 2013	63,082	$9.87

As of September 30, 2013, there was $399,828 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 2.14 years. Total compensation expense for stock options was $122,702 and $330,000 for the nine months ended September 30, 2013 and 2012, respectively.

Restricted Stock:

On March 21, 2013, the Compensation Committee awarded 20,000 shares of restricted common stock to two of our three named executive officers. The restricted shares issued to Messrs. Hazlett and Lawrence vest one year from the grant date. We also awarded and issued 10,000 shares of restricted stock to each member of our Board of Directors as partial payment for 2013 Directors' fees. The restricted stock vests in quarterly installments beginning March 31, 2014. In accordance with Mr. Taylor's employment agreement, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2012 performance, Mr. Taylor, our Chief Executive Officer, was awarded 56,950 restricted shares on April 30, 2013, which vest one year from the date of grant. Total compensation expense related to restricted stock awards was $1,011,727 and $727,658 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was a total of $1,188,685 of unrecognized compensation expenses related to these shares which is expected to be recognized in 0.9 years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $258,000 at September 30, 2013 and $211,000 at December 31, 2012, consisted of the following amounts:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$22,705	$19,654
Work in process	4,840	6,855
	$27,545	$26,509

During the nine months ended September 30, 2013 and 2012 there were no write offs of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $28.9 million borrowing base availability at September 30, 2013 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the nine month period ended September 30, 2013, our weighted average interest rate was 1.44%.

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

As of September 30, 2013 we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2013 and December 31, 2012 our outstanding balance on the line of credit was $747,000 and $897,000, respectively.

(5) Other Long-Term Liabilities

As of December 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation.  The liability was fully satisfied during the quarter ended March 31, 2013. As a result of our performance under the agreement, a payment to Midland Development Corporation of $52,000 was made to settle the liability, resulting in a gain of $223,000, which is included in our condensed income statement. In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of September 30, 2013 and December 31, 2012 was $206,000 and $227,000, respectively.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$3,394	$2,606	$11,233	$9,114
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,339	12,230	12,313	12,214

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,339	12,230	12,313	12,214
Dilutive effect of stock options and restricted stock	261	101	191	98
Diluted weighted average shares	12,600	12,331	12,504	12,312
Earnings per common share:
Basic	$0.28	$0.21	$0.91	$0.75
Diluted	$0.27	$0.21	$0.90	$0.74

(7) Segment Information

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and to assess its performance and c) having discrete financial information.  Although we indeed look at our product to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.   Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these categories, but rather in the aggregate. Based on this, Management believes that it operates in one business segment.

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

For the three months ended September 30, 2013 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$3,893	$17,805	$167	$—	$21,865
Operating costs and expenses	2,454	7,449	80	6,794	16,777
Other income (expense)	—	—	—	122	122
Income before provision for income taxes	$1,439	$10,356	$87	$(6,672)	$5,210

For the three months ended September 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$4,935	$14,120	$235	$—	$19,290
Operating costs and expenses	3,126	5,896	88	5,938	15,048
Other income (expense)	—	—	—	(45)	(45)
Income before provision for income taxes	$1,809	$8,224	$147	$(5,983)	$4,197

For the nine months ended September 30, 2013 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$15,057	$50,533	$516	$—	$66,106
Operating costs and expenses	8,935	20,519	233	19,349	49,036
Other income (expense)	—	—	—	348	348
Income before provision for income taxes	$6,122	$30,014	$283	$(19,001)	$17,418

For the nine months ended September 30, 2012 (in thousands):
	Sales	Rental	Service & Maintenance	Corporate	Total
Revenue	$28,015	$41,529	$630	$—	$70,174
Operating costs and expenses	20,244	17,279	279	17,680	55,482
Other income (expense)	—	—	—	49	49
Income before provision for income taxes	$7,771	$24,250	$351	$(17,631)	$14,741

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of September 30, 2013, we had 1,986 natural gas compressors totaling 277,073 horsepower rented to 101 third parties compared to 1,680 natural gas compressors totaling 233,241 horsepower rented to 99 third parties at September 30, 2012.

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

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue in 2012 and our continued strong results in the first nine months of 2013.

Results of Operations

Three months ended September 30, 2013, compared to the three months ended September 30, 2012.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2013 and 2012.

	Revenue Three months ended September 30,
	( dollars in thousands)
	2013		2012
Sales	$3,893	18%	$4,935	26%
Rental	17,805	81%	14,120	73%
Service and Maintenance	167	1%	235	1%
Total	$21,865		$19,290

Total revenue increased to $21.9 million from $19.3 million, or 13%, for the three months ended September 30, 2013, compared to the same period ended September 30, 2012. The $2.6 million increase in revenue was due to a increase in rental revenue of $3.7 million, offset by an decrease in sales revenue of $1.0 million. Comparing the three months ended September 30, 2013 to the same period in 2012, sales revenue decreased 21% and rental revenue increased 26%.

Sales revenue decreased to $3.9 million from $4.9 million for the three months ended September 30, 2013, compared to the same period ended September 30, 2012.  This decrease is the result of timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was a slight increase in demand for flares during this comparative period.

Rental revenue increased to $17.8 million from $14.1 million for the three months ended September 30, 2013, compared to the same period ended September 30, 2012.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,466 compressor packages in our rental fleet, up from 2,236 units at September 30, 2012.  The rental fleet had a utilization of 80.5% as of September 30, 2013 compared to 75.1% utilization as of September 30, 2012. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase, we should be able to see additional utilization of our fleet.

Our overall operating income margin percentage increased to 23% from 22% for the three months ended September 30, 2013 compared to the same period ended September 30, 2012. The margin increase is mainly the result of our ability to hold the line on costs related to compressor sales, and a shift in revenues toward rentals, which typically has a higher margin, from sales.

Selling, general, and administrative expense increased slightly to $2.1 million from $2.0 million, for the three months ended September 30, 2013, as compared to the same period ended September 30, 2012.

Depreciation and amortization expense increased to $4.7 million for the three months ended September 30, 2013, compared to $4.0 million for the period ended September 30, 2012.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2012 to September 30, 2013. We added a net of 230 compressors to our rental fleet during the twelve month period ending September 30, 2013.

Provision for income tax was $1.8 million and $1.6 million for the three months ended September 30, 2013 and September 30, 2012, respectively. The provision is the result of an increase in taxable income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 offset by a slightly lower effective tax rate.

Nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2013 and 2012.

	Revenue Nine months ended September 30,
	(dollars in thousands)
	2013		2012
Sales	$15,057	23%	$28,015	40%
Rental	50,533	76%	41,529	59%
Service and Maintenance	516	1%	630	1%
Total	$66,106		$70,174

Total revenue decreased to $66.1 million from $70.2 million, or 5.8%, for the nine months ended September 30, 2013, compared to the same period ended September 30, 2012. The $4.1 million decrease in revenue was due to a decrease in sales revenue to $15.1 million, offset by an increase in rental revenue to $50.5 million. Comparing the nine months ended September 30, 2013 to the same period in 2012, sales revenue decreased 46.3% and rental revenue increased 21.7%.

Sales revenue decreased to $15.1 million from $28.0 million for the nine months ended September 30, 2013, compared to the same period ended September 30, 2012.  This decrease is the result of timing of industry activity related to capital projects and a large one-time sale to a single customer from our fleet in the nine months ended September 30, 2012. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was a slight increase in demand for flares during this comparative period.

Rental revenue increased to $50.5 million from $41.5 million for the nine months ended September 30, 2013, compared to the same period ended September 30, 2012.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,466 compressor packages in our rental fleet, up from 2,236 units at September 30, 2012.  The rental fleet had a utilization of 80.5% as of September 30, 2013 compared to 75.1% utilization as of September 30, 2012. This utilization increase is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase, we should be able to see incremental utilization of our fleet.

Our overall operating income margin percentage increased to 26% from 21% for the nine months ended September 30, 2013 compared to the same period ended September 30, 2012. The margin increase is mainly the result of our ability to hold the line on costs related to compressor sales, and a shift in revenues toward rentals, which typically has a higher margin, from sales.

Selling, general, and administrative expense decreased slightly to $6.0 million from $6.1 million, for the nine months ended September 30, 2013, as compared to the same period ended September 30, 2012.

Depreciation and amortization expense increased to $13.3 million for the nine months ended September 30, 2013, compared to $11.6 million for the period ended September 30, 2012.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2012 to September 30, 2013. We added a net of 230 compressors to our rental fleet during the twelve month period ending September 30, 2013.

Provision for income tax increased to $6.2 million from $5.6 million, or 10.7%, and is the result of the increase in taxable income and a change in effective tax rate between the two periods. We had an effective tax rate of 35.5% in the nine months ended September 30, 2013 and 38% in the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2013 and December 31, 2012 are set forth below:

	September 30,	December 31,
	2013	2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$27,727	$28,086
Trade accounts receivable, net	5,377	6,691
Inventory, net	27,545	26,509
Prepaid income taxes	2,271	275
Prepaid expenses and other	416	475
Total current assets	63,336	62,036
Current Liabilities:
Accounts payable	1,599	3,420
Accrued liabilities	6,903	5,817
Current portion of tax liability	931	522
Deferred income	1,203	2,027
Total current liabilities	10,636	11,786
Total working capital	$52,700	$50,250

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the nine months ended September 30, 2013, we invested $29.2 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At September 30, 2013, we had cash and cash equivalents of $27.7 million compared to $28.1 million at December 31, 2012.  Our cash flow from operations of $28.4 million was offset by capital expenditures of $29.2 million, during the nine months ended September 30, 2013.  We had working capital of $52.7 million at September 30, 2013 compared to $50.3 million at December 31, 2012. At September 30, 2013 and December 31, 2012, we had total debt of $747,000 and $897,000, respectively, which is all related to our line of credit and classified as long term. We had positive net cash flow from operating activities of $28.4 million during the first nine months of 2013 compared to $31.5 million for the first nine months of 2012.  The cash flow from operations of $28.4 million was primarily the result of the net income of $11.2 million and the non-cash items of depreciation of $13.3 million, and an increase in deferred taxes of $5.7 million.

Strategy

For the remainder of the fiscal year 2013 and into 2014, our overall plan is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2013, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms. Capital expenditures for the year ended December 31, 2013 are not anticipated to exceed our internal cash generating capacity.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Bank Borrowings

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $28.9 million million borrowing base availability at September 30, 2013, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the nine month period ended September 30, 2013, our weighted average interest rate was 1.44%.

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

As of September 30, 2013, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2013 our balance on the line of credit was $747,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands of dollars)
Cash Contractual Obligations	2013(1)	2014	2015	2016	Thereafter	Total
Line of credit (secured)	$—	$747	$—	$—	$—	$747
Interest on line of credit(2)	7	30	—	—	—	37
Purchase obligations	148	330	330	330	2,288	3,426
Other long-term liabilities	—	—	—	—	206	206
Facilities and office leases	86	262	255	228	284	1,115
Equipment Leases	3	12	12	6	1	34
Vehicle Leases	21	67	—	—	—	88
Total	$265	$1,448	$597	$564	$2,779	$5,653

(1)	For the three months remaining in 2013.

(2)	Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

At this time, there are no recently issued pronouncements that affect the Company.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment received by the Company is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  This long-term liability remaining as of September 30, 2013 was $206,000. (See Note 5)

Special Note Regarding Forward-Looking Statements

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

10.2
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.3
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.4	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

10.5
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.6
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

10.9
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2011, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2011.)

10.10
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 23, 2013 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

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

November 8, 2013

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

10.2
2009 Restricted Stock/Unit Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.3
1998 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated September 18, 2009 and filed with the Securities and Exchange Commission on September 18, 2009.)

10.4	Lease Agreement, dated December 11, 2008, between Klement-Wes Partnership, LTD and Natural Gas Services Group, Inc. and commencing on January 1, 2009

10.5
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.)

10.6
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

10.9
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2011, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2011.)

10.10
Employment Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated October 23, 2013 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013)

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