Form 10-K
period 2013-12-31
NATURAL GAS SERVICES GROUP INC
filed 2014-03-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☐                  No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2013 was approximately $286,806,276 based on the closing price of the common stock on that date on the New York Stock Exchange.

At February 14, 2014, there were 12,415,803 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 3, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•	conditions in the oil and natural gas industry, including the demand for natural gas and wide fluctuations in the prices of oil and natural gas;

•	regulation or prohibition of new well completion techniques;

•	competition among the various providers of compression services and products;

•	changes in safety, health and environmental regulations;

•	changes in economic or political conditions in the markets in which we operate;

•	failure of our customers to continue to rent equipment after expiration of the primary rental term;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our debt;

•	future capital requirements and availability of financing;

•	fabrication and manufacturing costs;

•	general economic conditions;

•	acts of terrorism; and

•	fluctuations in interest rates.

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

The Company

We are a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coal bed methane, gas shale and tight gas), which, according to data from the Energy Information Administration ("EIA"), is the single largest and fastest growing segment of U.S. natural gas production.  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

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

We increased our revenue to $89.2 million in 2013 from $10.3 million in 2002, the year we completed our initial public offering.  During the same period, income from operations increased to $22.0 million from $1.8 million.  Our compressor rental fleet has grown to 2,556 compressors at December 31, 2013 from 302 compressors at the end of 2002.

Our revenue decreased to $89.2 million from $93.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net income for the year ended December 31, 2013 increased to $14.4 million ($1.15 per diluted share), as compared to $12.7 million ($1.03 per diluted share) for the year ended December 31, 2012.

At December 31, 2013, current assets were $60.6 million, which included $24.4 million of cash and cash equivalents.  Current liabilities were $12.2 million, and our line of credit due in 2014 was $577,000. Our stockholders' equity as of December 31, 2013 was $192.7 million.

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

The reduction in capital expenditures and production in the natural gas and oil industry, combined with problems in the global economy, led to a downturn in the demand for our products and services in 2009 and 2010. In 2011 a slow recovery began which produced an improvement in the utilization rate on our rental fleet and stability in our sales backlog.  In 2012 we saw growth in demand for our products and that growth continued in 2013. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States increased 2.1% for the twelve months ended November 2013 compared to the same period 2012. This follows a 5.1% and a 4.1% increase in the periods from 2011 to 2012 and 2010 to 2011, respectively.  EIA expects total natural gas consumption in the U.S. to decrease slightly in 2014 .  While we anticipate long-term increased demand for natural gas, we expect our business to remain virtually flat or grow moderately for 2014.

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

Notwithstanding the slow rise in natural gas prices, we believe that there will continue to be a growing demand for natural gas.  We expect long-term demand for our products and services will increase as a result of:

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

The size, type and geographic diversity of our rental fleet enables us to provide our customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than the customer trying to fit the job to its own equipment.  We base our gas compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of contract and the inclusion of any other services desired, such as installation, transportation and daily operation.

As of December 31, 2013, we had 2,556 natural gas compressors in our rental fleet totaling 351,187 horsepower, as compared to 2,279 natural gas compressors totaling 311,401 horsepower at December 31, 2012.  As of December 31, 2013, we had 2,038 natural gas compressors totaling 283,165 horsepower rented to 95 customers, compared to 1,756 natural gas compressors totaling 245,340 horsepower rented to 100 customers at December 31, 2012. As of December 31, 2013, the utilization rate of our rental fleet was 79.7% compared to 77.1% as of December 31, 2012.

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

Business Strategy

During the downturn in the economy beginning in mid 2008, our strategy was to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As we see the economy recover, we will continue with this strategy to ensure that growth is balanced with appropriate business risk.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•
Expand rental fleet.  We intend to increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas production, which is the single largest and fastest growing segment of U.S. natural gas production according to data from the EIA.

•
Geographic expansion.  We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in New Mexico, Texas, Ohio, North Dakota, Michigan, Colorado, Wyoming, Utah, Oklahoma, Pennsylvania, West Virginia and Kansas.

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

•
Broad geographic presence.  We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in New Mexico, Texas, Ohio, North Dakota, Michigan, Colorado, Wyoming, Utah, Oklahoma, Pennsylvania, West Virginia and Kansas.  Our footprint allows us to service many of the natural gas producing regions in the United States.  We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel.

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

Major Customers

Sales and rental income to EOG Resources, Inc. ("EOG") and Devon Energy Production, Inc. ("Devon") for the year ended December 31, 2013 amounted to 18% and 15% of our revenue, respectively. Sales and rental income to EOG and Devon in the year ended December 31, 2012 amounted to 32% and 12% of our revenue, respectively. Sales and rental income to EOG and Devon in the year ended December 31, 2011 amounted to 17% and 16% of our revenue. No other single customer accounted for more than 10% of our revenues in 2013, 2012 or 2011.

EOG and Devon amounted to 18% and 14% of our accounts receivable as of December 31, 2013. EOG amounted to 17% of our accounts receivable as of December 31, 2012. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2013 and 2012. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2013, we had a sales backlog of approximately $2.9 million compared to $6.6 million as of December 31, 2012 .  We expect to fulfill the backlog in 2014.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2013, we had 324 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

Waste Management and Disposal

The federal Resource Conservation and Recovery Act ("RCRA") and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, paints, solvents and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, some of these properties may have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

The federal Water Pollution Control Act and the Oil Pollution Act of 1990 and implementing regulations govern:

•	the prevention of discharges, including oil and produced water spills, and

•	liability for drainage into waters.

Air Emissions

Our operations are also subject to federal, state, and local regulations. The Clean Air Act and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, such as those on our compressor units. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor units and require us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008. In addition, the EPA issued regulations in 2012 that require the reduction of emissions of volatile organic compounds, air toxics and methane, a greenhouse gas, at certain oil and gas operations. We are not currently aware of material impacts to our operations associated with these rules.
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

Occupational Safety and Health

We are subject to the requirements of Occupational Safety and Health Administration ("OSHA") and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in compliance with these applicable requirements and with other comparable laws.

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

Available Information

We use our website as a channel of distribution for company information.  We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.  We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors.   Paper copies of our filings are also available, without charge upon written request, at Natural Gas Services Group, Inc., 508 West Wall Street, Suite 550, Midland, Texas 79701. The information contained in our website is not in this Report.

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

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors

Fracturing (frac) is a process that results in the creation of fractures in geological formations  in order to stimulate production from oil and gas wells.  Fracturing is also done to increase the rate and ultimate recovery of oil and natural gas. Hydraulic frac is the technique that has allowed domestic oil and natural gas exploration and production companies to produce massive shale deposits often referred to as unconventional plays. Concerns have been raised over possible environmental damages related to fluids used in the frac process.  While the FRAC (Fracturing Responsibility and Awareness of Chemicals) Act has been introduced on multiple occasions in Congress, as of March 1, 2014, the Act has yet to be adopted. The FRAC Act seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level.

A ban of hydraulic fracing would likely halt some projects, including unconventional projects, at least temporarily. Expanded regulations are likely to introduce a period of uncertainty as companies determine ways to proceed.  Any curtailment could result in a reduction of demand for our compressors, potentially affecting both sales and rentals of our units.

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

Risks Associated With Our Company

As of December 31, 2013, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

During 2014, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, and we do not anticipate that demand exceeding what we can fund with internally generated funds and additional bank borrowing with our current bank line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities and the proceeds of equity financings.  Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2014, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2014, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $577,000 as of December 31, 2013.  All outstanding principal and unpaid interest is due on December 31, 2014.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

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

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2013, we had an aggregate of approximately $577,000 of outstanding indebtedness, and accounts payable and accrued expenses of approximately $10.4 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2013, we had $577,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2014. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

•	sell assets at disadvantageous prices;

•	obtain additional financing; or

•	refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current credit agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our credit agreement, we must:

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for approximately 33% of our revenue for the year ended December 31, 2013, and two customers that accounted for approximately 44% of our revenue for the year ended December 31, 2012.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected.

Loss of key members of our management could adversely affect our business.

In keeping with our streamlined approach to our business, our executive management team is limited to three officers: our (i) Chief Executive Officer, (ii) Chief Financial Officer and (iii) Vice President of Technical Services. We depend on the continued employment and performance of these three key members of our executive management team. In particular, we are significantly reliant upon the leadership and guidance of Stephen C. Taylor, who has been our President, Chief Executive Officer and Board member since 2004. In addition to his management duties, Mr. Taylor has been instrumental in our communications and standing with the investment community. If any of our key executives resign or become unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.  We do not carry any key-man insurance on any of our officers or directors.

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

Our rental and sales contracts provide for varying forms of indemnification from our customers and in most cases may require us to indemnify our customers. Under some of our rental and sales contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property.  However, in certain rental and sales contracts we assume liability for damage to our customer’s property and other third-party on the site resulting from our negligence.  Since our products are used in hazardous drilling and production applications in the natural energy industry, expenses and liabilities in connection with accidents involving our products and services could be extensive and may exceed our insurance coverages.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the most recent recession, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in flat or moderate growth in our customers’ spending for our products and services in 2014. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. An aggregate of 29% of the outstanding shares of our common stock are owned by four institutional investors, three of which owns more than 5% of our outstanding shares as of March 1, 2014.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6% of the outstanding shares of our common stock as of March 1, 2014, could also have a negative impact on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2013:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	58,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Leased	13,135	Corporate offices
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Godley, Texas	Leased	5,000	Parts and services
Vernal, Utah	Leased	3,200	Parts and services
Loveland, Colorado	Leased	2,400	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services
Grapevine, Texas	Leased	800	Sales
Total		207,435

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

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2013 and 2012.

2013	Low	High
First Quarter	$16.76	$19.26
Second Quarter	18.82	23.86
Third Quarter	24.06	27.99
Fourth Quarter	25.26	30.52
2012	Low	High
First Quarter	$12.71	$14.91
Second Quarter	11.97	14.82
Third Quarter	13.52	15.55
Fourth Quarter	14.12	17.07

As of December 31, 2013  as reflected by our transfer agent records, we had 17 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 6, 2014, the last reported sale price of our common stock as reported by the New York Stock Exchange was $34.34 per share.

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

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.  Our credit agreement also contains restrictions on our paying dividends.

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	378,852	(1)	$15.61	243,336
Restricted Stock / Unit Plan	103,618		18.94	66,289
Equity compensation plans not approved by security holders	20,000	(2)	18.15	—
Total	502,470			309,625

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.

(2)	Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his initial employment.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the year ended December 31, 2013.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2013.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$89,248	$93,722	$65,158	$53,908	$67,796
Costs of revenues, exclusive of depreciation and amortization shown separately below	40,943	49,907	30,394	24,750	32,157
Gross margin(1)	48,305	43,815	34,764	29,158	35,639
Depreciation and amortization	18,144	15,707	13,994	11,927	11,686
Other operating expenses	8,141	7,893	5,910	5,867	6,190
Operating income	22,020	20,215	14,860	11,364	17,763
Total other income (expense)	492	(4)	769	(64)	(536)
Income before income taxes	22,512	20,211	15,629	11,300	17,227
Income tax expense	8,122	7,526	5,869	4,272	6,212
Net income	$14,390	$12,685	$9,760	$7,028	$11,015
Net income per common share:
Basic	$1.17	$1.04	$0.80	$0.58	$0.91
Diluted	$1.15	$1.03	$0.80	$0.58	$0.91
Weighted average shares of common stock outstanding:
Basic	12,324	12,220	12,148	12,108	12,096
Diluted	12,550	12,320	12,250	12,210	12,118
EBITDA(2)	$40,712	$35,936	$29,678	$23,421	$29,519

Cash flows from:
Operating Activities	$39,244	$35,418	$33,623	$28,798	$32,178
Investing Activities	(43,324)	(23,761)	(35,506)	(21,861)	(7,099)
Financing Activities	437	39	(864)	(10,817)	(3,211)
Net change in cash and cash equivalents	$(3,643)	$11,696	$(2,747)	$(3,880)	$21,868

	As of December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$60,645	$62,036	$49,503	$48,338	$56,203
Total assets	256,589	232,751	212,164	188,769	186,871
Long-term debt (including current portion)	577	897	1,017	2,000	13,195
Stockholders’ equity	192,737	175,825	161,542	150,591	142,098

(1)	Gross margin is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

(2)	EBITDA is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

Non-GAAP Financial Measures

Our definition and use of EBITDA

“EBITDA” is a non-GAAP financial measure that we define as earnings (net income) from operations before interest, taxes, depreciation, and amortization.  This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes EBITDA is useful to an investor in evaluating our operating performance because:

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net Income	$14,390	$12,685	$9,760	$7,028	$11,015
Interest expense, net	56	18	55	194	606
Income taxes	8,122	7,526	5,869	4,272	6,212
Depreciation and amortization	18,144	15,707	13,994	11,927	11,686
EBITDA	40,712	35,936	29,678	23,421	29,519
Other operating expenses	8,141	7,893	5,910	5,867	6,190
Other expenses (income)	(548)	(14)	(824)	(130)	(70)
Gross Margin	$48,305	$43,815	$34,764	$29,158	$35,639

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2013, 2012, and 2011.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2013, we had 2,038 natural gas compressors totaling 283,165 horsepower rented to 95 customers, compared to 1,756 natural gas compressors totaling 245,340 horsepower rented to 100 customers at December 31, 2012.  Of the 2,038 compressors rented at December 31, 2013, 1,614 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Rental	$69,062	$56,477	$48,619
Sales	19,479	36,375	15,419
Service and maintenance	707	870	1,120
Total	$89,248	$93,722	$65,158

Our strategy for growth is focused on our compressor rental business.  Margins, exclusive of depreciation and amortization, for our rental business historically run in the high 50% to low 60% range, while margins for the compressor sales business tend to be in the mid 20% range.  If our rental business grows and contributes a larger percentage of our total revenues, we expect our overall company-wide margins to improve over time.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  During the latter part of 2010, the economy began to recover and demand for our products began to strengthen. This recovery has continued through 2013, in spite of continued low natural gas prices. The demand for our products and services is the result of increased activity in gas shale-related projects.

For fiscal year 2014, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2014.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2013, two customers accounted for approximately 18% and 14% of our accounts receivable, and at December 31, 2012, one customer accounted for approximately 17% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. At December 31, 2013, our allowance for doubtful accounts balance was $436,000 and $437,000 at December 31, 2012.

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

We completed a review of goodwill for impairment during the fourth quarter of 2013 under the guidance of Accounting Standards Update 2012-02. Our analysis considered multiple qualitative factors to determine whether events and circumstances indicate a low likelihood that we have experienced impairment to the stated value of goodwill. Our assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the analysis we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill was recorded in the year ending at December 31, 2013. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2013, an adjustment of $130,000 was made to remove obsolete inventory which represents 0.6% of inventory. This adjustment was the result of our obsolescence review which is conducted each year.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of continued low natural gas prices and potentially cautious capital spending by customers, we expect the overall activity levels in 2014 to remain flat or moderately outgrow 2013. Currently, we believe that the strengthening commodity prices will be slow to develop for natural gas, however we could experience some strengthening from oil related projects. In addition, the recovery of credit and capital market conditions resulting from the recent financial crisis will continue to impact the level of capital spending by our customers in the near term. We believe that the recovery from the recent recession market uncertainty will continue to be slow. The result will likely be lagging capital spending by our customers and therefore slow growth in demand for our products and services.  We anticipate industry capital spending will be flat to a moderate increase in 2014 compared 2013 levels, and we believe our fabrication business will likely remain at a similar production level though 2014. We believe our rental operations business will increase assuming the  nation continues to recover from the recession and reacts favorably to actions taken by our government that affect business, although we can give no assurances that this will occur.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our operating units for the years ended December 31, 2013 and December 31, 2012.  Gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Revenue				Gross Margin, Exclusive of Depreciation and Amortization (1)
	Year Ended December 31,				Year Ended December 31,
	2013		2012		2013		2012
	(dollars in thousands)
Rental	$69,062	77.4%	$56,477	60.3%	$40,045	58.0%	$32,740	58.0%
Sales	19,479	21.8%	36,375	38.8%	7,897	40.5%	10,559	29.0%
Service & Maintenance	707	0.8%	870	0.9%	363	51.3%	516	59.3%
Total	$89,248		$93,722		$48,305	54.1%	$43,815	46.7%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue decreased to $89.2 million from $93.7 million, or 4.8%, for the year ended December 31, 2013, compared to 2012. This was the result of a 46.4% decrease in sales revenue, a 22.3% increase in rental revenue and a 18.7% decrease in service and maintenance revenue. The sales decrease was primarily due to a large non-recurring sale of rental units from our fleet to a single customer in 2012.

Rental revenue increased from $56.5 million to $69.1 million, or 22.3%, for the year ended December 31, 2013, compared to 2012.  This increase was the result of improved rental pricing of our units and the achievement of higher fleet utilization. As of December 31, 2013, we had 2,556 natural gas compressors in our rental fleet totaling 351,187 horsepower, as compared to 2,279 natural gas compressors totaling 311,401 horsepower at December 31, 2012.  As of December 31, 2013, we had 2,038 natural gas compressors totaling 283,165 horsepower rented to 95 customers, compared to 1,756 natural gas compressors totaling 245,340 horsepower rented to 100 customers at December 31, 2012. The rental fleet had a utilization of 79.7% as of December 31, 2013 as compared to 77.1% at year end 2012.

Sales revenue decreased to $19.5 million from $36.4 million, or 46.4%, for the year ended December 31, 2013, compared to 2012. This decrease was the result of the large one time sale from our fleet in 2012. Our normal sales activity continues to reflect demand from our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2013 was $4.31/MMBtu, up from $3.43/MMBtu one year ago. Despite this increase in natural gas prices, the price of natural gas remains at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This has caused capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

The overall gross margin percentage increased to 54.1% for the twelve months ended December 31, 2013, from 46.7% for the same period ended December 31, 2012, exclusive of depreciation and amortization. This increase is the result of the relatively higher margin rentals comprising a larger share of total revenue. Rental revenue increased by 22.3% while sales revenue declined. Rental margins were relatively flat for the year ended December 31, 2013 compared to 2012 at 58.0%. Sales margin increased to 40.5% from 29.0% for the year ended 2013 compared to 2012. Third party service and maintenance margins decreased to 51.3% from 59.3% for the year ended December 31, 2013 compared to 2012. Service and maintenance represents less than 1% of our revenue providing minimal impact on our overall gross margin.

Selling, general, and administrative expense increased to $8.1 million for the year ended December 31, 2013, as compared to $7.9 million for 2012.  This 3.1% increase is primarily due to increases in staffing levels, salary increases for existing staff and expenses related to vesting of restricted shares.

Depreciation and amortization expense increased to $18.1 million from $15.7 million, or 15.5%, for the year ended December 31, 2013, compared to 2012.  This increase was the net result of 277 new gas compressor rental units being added to the rental fleet in 2013, thus increasing the depreciable base.

Provision for income tax increased to $8.1 million from $7.5 million, or 7.9%, and is the result of the increase in taxable income. Our effective tax rate was 36.1% for 2013 and 37.2% for 2012.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our operating units for the years ended December 31, 2012 and December 31, 2011.  Gross margin is the difference between revenue and cost of sales, exclusive of depreciation and amortization expense.

	Revenue				Gross Margin, Exclusive of Depreciation and Amortization
	Year Ended December 31,				Year Ended December 31,
	2012		2011		2012		2011
	(dollars in thousands)
Rental	$56,477	60.3%	$48,619	74.6%	$32,740	58.0%	$27,877	57.3%
Sales	36,375	38.8%	15,419	23.7%	10,559	29.0%	6,225	40.3%
Service & Maintenance	870	0.9%	1,120	1.7%	516	59.3%	662	59.1%
Total	$93,722		$65,158		$43,815	46.7%	$34,764	53.3%

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

Rental revenue increased from $48.6 million to $56.5 million, or 16.2%, for the year ended December 31, 2012, compared to 2011.  This increase was the result of improved rental pricing of our units and the achievement of higher fleet utilization. As of December 31, 2012, we had 2,279 natural gas compressors in our rental fleet totaling 311,401 horsepower, as compared to 2,120 natural gas compressors totaling 287,764 horsepower at December 31, 2011.  As of December 31, 2012, we had 1,756 natural gas compressors totaling 245,340 horsepower rented to 100 customers, compared to 1,575 natural gas compressors totaling 220,213 horsepower rented to 98 customers at December 31, 2011. The rental fleet had a utilization of 77.1% as of December 31, 2012, as compared to 74.3% at year end 2011.

Sales revenue increased to $36.4 million from $15.4 million, or 135.9%, for the year ended December 31, 2012, compared to 2011. This increase is the result of greater demand for our products which resulted in more compressor units being sold to customers primarily from our Tulsa operations.  It also reflects the large one time sale from our fleet. The increase in demand is due to our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2012 was $3.43/MMBtu, up from $2.98/MMBtu one year earlier. Despite this increase in natural gas prices, the price of natural gas remained at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continued to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This caused capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

The overall gross margin percentage decreased to 46.7% for the twelve months ended December 31, 2012, from 53.4% for the same period ended December 31, 2011, exclusive of depreciation and amortization. This decrease was the result of the relatively lower margin sales comprising a larger share of total revenue. Sales grew to 38.8% from 23.7% as a percentage of total revenue. Both rental and third party service and maintenance margins were relatively flat for the year ended December 31, 2012 compared to 2011. The rental margin increased to 58.0% from 57.3%. The rental margin in 2012 was impacted by selected rate increases. Third party service and maintenance margins increased to 59.3% from 59.1% for the year ended December 31, 2012 compared to 2011. Service and maintenance represents less than 1% of our revenue providing minimal impact on our overall gross margin.

Selling, general, and administrative expense increased to $7.9 million for the year ended December 31, 2012, as compared to $5.9 million for 2011.  This 33.6% increase was primarily due to increases in staffing levels, salary increases for existing staff, increase in bonus accruals and expenses related to vesting of restricted shares.

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

Liquidity and Capital Resources

Our working capital positions as of December 31, 2013 and 2012 are set forth below.

	2013	2012
	(in thousands)
Current Assets:
Cash and cash equivalents	$24,443	$28,086
Trade accounts receivable, net	6,750	6,691
Inventory, net	26,832	26,509
Prepaid income taxes	2,281	275
Prepaid expenses and other	339	475
Total current assets	60,645	62,036
Current Liabilities:
Line of credit	577	—
Accounts payable	3,904	3,420
Accrued liabilities	6,487	5,817
Current income tax liability	350	522
Deferred income	873	2,027
Total current liabilities	12,191	11,786
Net working capital	$48,454	$50,250

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

For the year ended December 31, 2013, we invested approximately $43.4 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.

Cash flows

At December 31, 2013, we had cash and cash equivalents of $24.4 million and working capital of $48.5 million, and total debt of $577,000 under our credit agreement, all which is due in 2014. We had positive net cash flow from operating activities of approximately $39.2 million during 2013. This was primarily from net income of $14.4 million plus depreciation and amortization of $18.1 million, and an increase in deferred taxes of $7.7 million.

At December 31, 2012, we had cash and cash equivalents of $28.1 million, working capital of $50.3 million and total debt of $897,000, under our line of credit. We had positive net cash flow from operating activities of approximately $35.4 million during 2012. This was primarily from net income of $12.7 million plus depreciation and amortization of $15.7 million, and an increase in deferred taxes of $7.0 million.

     Raw materials and work in progress inventory increased to $26.8 million as of the end of 2013, as compared to $26.5 million as of the end of 2012. This increase is mainly a reflection of inventory management activity and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2014	2015	2016	2017	Thereafter	Total
Line of credit	$577	$—	$—	$—	$—	$577
Interest on line of credit	23	—	—	—	—	23
Purchase obligations	550	550	550	550	676	2,876
Other long term liabilities	—	—	—	197	—	197
Facilities and office leases	262	255	228	206	78	1,029
Equipment leases	12	12	6	1	—	31
Vehicle leases	67	—	—	—	—	67
Total	$1,491	$817	$784	$954	$754	$4,800

Senior Bank Borrowings

On December 31, 2010, we established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments thereunder to up to $40 million) with JP Morgan Chase Bank, N.A.
(the "Credit Agreement").

On December 30, 2011, we amended and renewed the Credit Agreement ("the Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). The maturity date was extended to December 31, 2014, and the interest rate terms were amended. As of December 31, 2013, we owed $577,000 on the line of credit under the Credit Agreement.

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

As of December 31, 2013, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Shelf Registration Statement

We have an effective $150 million “universal” shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, which we filed in late 2012 and became effective in February 2013. This shelf registration statement enables us to sell, from time to time, the securities covered by the registration statement in one or more public offerings. The securities covered by the registration statement include common stock, preferred stock, depositary shares, debt securities, rights to purchase common stock, units consisting of two or more of any of the registered securities and warrants to purchase any of the registered securities. We may offer any of these securities independently or together in any combination with other securities. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice.  We have no immediate plans to issue securities under the shelf registration statement, but our management believes that it may facilitate access to additional liquidity in the future.  However, there is no assurance that equity or debt capital would be available to us in the public markets should we determine to issue securities under the shelf registration statement.

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31, 2013:

Expenditure Category	2013	2012	2011
	(in thousands)
Rental equipment, vehicles and shop equipment	$43,419	$23,766	$36,525

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow and additional bank borrowings are adequate to fully fund our net capital expenditures requirements for 2014.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations can be met.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2013, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2013 we had met $1.6 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2013 was $197,000.

Recently Issued Accounting Pronouncements

None.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2013 and 2012, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2013, two customers accounted for 32% of our accounts receivable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2013, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2013 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in their 1992 Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2013. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 14, 2014 on the effectiveness of internal control over financial reporting. That report is included herein.
ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Natural Gas Services Group, Inc. as of December 31, 2013 and 2012 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 14, 2014

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

NATURAL GAS SERVICES GROUP, INC.

Date:	March 14, 2014	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2014
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 14, 2014
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 14, 2014
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 14, 2014
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 14, 2014
David L. Bradshaw
/s/ John W. Chisholm	Director	March 14, 2014
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheets of Natural Gas Services Group, Inc. (the "Company") as of December 31, 2013 and 2012 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 14, 2014

NATURAL GAS SERVICES GROUP, INC. BALANCE SHEETS (in thousands, except per share amounts)
	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$24,443	$28,086
Trade accounts receivable, net of allowance for doubtful accounts of $436 and $437, respectively	6,750	6,691
Inventory, net of allowance for obsolescence of $128 and $211, respectively	26,832	26,509
Prepaid income taxes	2,281	275
Prepaid expenses and other	339	475
Total current assets	60,645	62,036
Rental equipment, net of accumulated depreciation of $86,533 and $70,266, respectively	176,420	151,015
Property and equipment, net of accumulated depreciation of $9,692 and $8,441 respectively	7,429	7,475
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $2,191 and $2,060, respectively	2,027	2,157
Other assets	29	29
Total assets	$256,589	$232,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$577	$—
Accounts payable	3,904	3,420
Accrued liabilities	6,487	5,817
Current income tax liability	350	522
Deferred income	873	2,027
Total current liabilities	12,191	11,786
Line of credit, non-current	—	897
Deferred income tax liability	51,464	43,741
Other long-term liabilities	197	502
Total liabilities	63,852	56,926
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,366 and 12,241 shares issued and outstanding, respectively	123	122
Additional paid-in capital	91,344	88,823
Retained earnings	101,270	86,880
Total stockholders' equity	192,737	175,825
Total liabilities and stockholders' equity	$256,589	$232,751

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Rental income	$69,062	$56,477	$48,619
Sales	19,479	36,375	15,419
Service and maintenance income	707	870	1,120
Total revenue	89,248	93,722	65,158
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	29,017	23,737	20,742
Cost of sales, exclusive of depreciation stated separately below	11,582	25,816	9,194
Cost of service and maintenance, exclusive of depreciation stated separately below	344	354	458
Selling, general, and administrative expenses	8,141	7,893	5,910
Depreciation and amortization	18,144	15,707	13,994
Total operating costs and expenses	67,228	73,507	50,298
Operating income	22,020	20,215	14,860
Other income (expense):
Interest expense	(56)	(18)	(55)
Other income	548	14	824
Total other income (expense)	492	(4)	769
Income before provision for income taxes	22,512	20,211	15,629
Provision for income taxes:
Current	399	554	75
Deferred	7,723	6,972	5,794
Total income tax expense	8,122	7,526	5,869
Net income	$14,390	$12,685	$9,760
Earnings per share:
Basic	$1.17	$1.04	$0.80
Diluted	$1.15	$1.03	$0.80
Weighted average shares outstanding:
Basic	12,324	12,220	12,148
Diluted	12,550	12,320	12,250

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2010	—	$—	12,148	$122	$86,034	$64,435	$150,591
Exercise of common stock options and warrants	—	—	18	—	123	—	123
Compensation expense on common stock options	—	—	—	—	461	—	461
Issuance of restricted stock	—	—	13	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	607	—	607
Net income	—	—	—	—	—	9,760	9,760
BALANCES, December 31, 2011	—	$—	12,179	$122	$87,225	$74,195	$161,542
Exercise of common stock options	—	—	23	—	180	—	180
Compensation expense on common stock options	—	—	—	—	440	—	440
Issuance of restricted stock	—	—	39	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	978	—	978
Net income	—	—	—	—	—	12,685	12,685
BALANCES, December 31, 2012	—	$—	12,241	$122	$88,823	$86,880	$175,825
Exercise of common stock options	—	—	53	—	829	—	829
Compensation expense on common stock options	—	—	—	—	198	—	198
Issuance of restricted stock	—	—	72	—	—	—	—
Tax benefit of equity compensation	—	—	—	—	10	—	10
Compensation expense on restricted common stock	—	—	—	1	1,484	—	1,485
Net income	—	—	—	—	—	14,390	14,390
BALANCES, December 31, 2013	—	$—	12,366	$123	$91,344	$101,270	$192,737

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2013	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,390	$12,685		$9,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,144	15,707		13,994
Deferred taxes	7,723	6,972		5,869
Gain on extinguishment of liability	(223)	—		—
Gain on disposal of assets	(48)	—		(717)
Stock based compensation	1,682	1,418		1,068
Changes in current assets (increase) decrease in:
Trade accounts receivables	(59)	(1,012)		(400)
Inventory	(323)	456		(5,476)
Prepaid income taxes and prepaid expenses	(1,870)	(281)		1,964
Changes in current liabilities increase (decrease) in:
Accounts payable and accrued liabilities	1,154	1,863		1,859
Current income tax liability	(162)	447		1,229
Deferred income	(1,154)	(2,836)		4,474
Other	—	(1)		(1)
Tax benefit from equity compensation	(10)	—		—
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,244	35,418		33,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,419)	(23,766)		(36,525)
Proceeds from sale of property and equipment	95	5		1,019
NET CASH USED IN INVESTING ACTIVITIES	(43,324)	(23,761)		(35,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(82)	(21)		(4)
Repayments of line of credit	(320)	(120)		(983)
Tax benefit from equity compensation	10	—	—	—
Proceeds from exercise of stock options	829	180		123
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	437	39		(864)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,643)	11,696		(2,747)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,086	16,390		19,137
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,443	$28,086		$16,390
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$56	$18		$61
Income taxes paid	$2,590	$267		$130
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$207	$8,690		$—

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.   The allowance for doubtful accounts was $436,000 and $437,000 at December 31, 2013 and 2012, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

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

Major Customers and Concentration of Credit Risk

Sales and rental income to EOG Resources, Inc. ("EOG") and Devon Energy Production, Inc. ("Devon") in 2013 amounted to 18% and 15% of revenue, respectively. Sales and rental income to EOG and Devon in 2012 amounted to 32% and 12% of revenue, respectively. Sales and rental income to EOG and Devon in 2011 amounted to 17% and 16% of revenue. No other single customer accounted for more than 10% of our revenues in 2013, 2012 or 2011. EOG and Devon amounted to 18% and 14% of our accounts receivable as of December 31, 2013. EOG amounted to 17% of our accounts receivable as of December 31, 2012. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2013 and 2012.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $128,000 and $211,000 at December 31, 2013 and 2012, respectively. There were no new completed compressor units at December 31, 2013 or at December 31, 2012 available for sale or for use in our rental fleet.  At December 31, 2013 and 2012, inventory consisted of the following (in thousands):

	2013	2012
Raw materials	$20,524	$19,654
Work in process	6,308	6,855
Total	$26,832	$26,509

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

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. The annual goodwill impairment test is performed in the fourth quarter of each year.

Intangibles

At December 31, 2013, NGSG had intangible assets, which relate to developed technology, acquired customer contracts, distribution agreements and non-compete agreements.  The carrying amount net of accumulated amortization at December 31, 2013 and 2012 was $2.0 million and $2.2 million respectively.  Intangible assets are amortized on a straight-line basis with useful lives ranging from 5 to 20 years, with a weighted average remaining life of approximately ten years as of December 31, 2013.  Amortization expense recognized in each of the years ending December 31, 2013, 2012, and 2011 was $130,000, $125,000 and $179,000 respectively.  NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2013 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents estimated future amortization expense:

Years Ending December 31, (in thousands)
2014	$125
2015	125
2016	125
2017	125
2018	125
Thereafter	748
Total	$1,373

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we believe no impairment of intangible assets exists as of December 31, 2013.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $28,000 and $336,000 for December 31, 2013 and 2012, respectively, and is included in accrued liabilities on the balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were no an anti-dilutive securities in 2013, 2012, and 2011.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$14,390	$12,685	$9,760
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,324	12,220	12,148
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,324	12,220	12,148
Dilutive effect of stock options and restricted shares	226	100	102
Diluted weighted average shares	12,550	12,320	12,250
Earnings per common share:
Basic	$1.17	$1.04	$0.80
Diluted	$1.15	$1.03	$0.80

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2013 or 2012.

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

The Company categorizes $577,000 and $897,000 of debt at December 31, 2013 and 2012, respectively as Level 2 measurements. Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2013 and 2012 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

Segments and Related Information

ASC 280-10-50, “Operating Segments”, define the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we indeed look at our products to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.   Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these categories, but rather in the aggregate. Based on this, Management believes that it operates in one business segment.

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

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2013 are as follows :

Years Ending December 31, (in thousands)
2014	$6,470
2015	247
Thereafter	32
Total	$6,749

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2013 and 2012 (in thousands):

	Useful Lives (Years)	2013	2012
Land and building	30	$5,636	$5,606
Leasehold improvements	39	770	758
Office equipment and furniture	5	1,434	1,396
Software	5	573	573
Machinery and equipment	7	2,635	2,433
Vehicles	3	6,073	5,150
Total		17,121	15,916
Less accumulated depreciation		(9,692)	(8,441)
Total		$7,429	$7,475

Depreciation expense for property and equipment and the compressors described in Note 2 was $18.0 million, $15.6 million and $13.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

4. Credit Facility

On December 31, 2011, we established a $20 million senior secured revolving credit agreement (subject to a right, on an uncommitted basis, to increase the commitments thereunder to up to $40 million) with JP Morgan Chase Bank, N.A. On December 31, 2012, we amended and renewed the Credit Agreement, which was set to expire on December 31, 2012 (the "Amended Credit Agreement"). The Amended Credit Agreement increased our aggregate commitment amount from $20 million to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.3 million borrowing base availability at December 31, 2013 under the terms of our Amended Credit Agreement.

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

Covenants. The Amended Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also have certain financial covenants that require us to maintain a leverage ratio less than or equal to 2.50 to 1.00 as of the last day of each fiscal quarter.

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

As of December 31, 2013, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2013 our balance on the line of credit was $577,000. Our interest rate for 2013 was 1.42%.

5.  Other Long-term Liabilities

At December 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation. The liability was fully satisfied during the quarter ended March 31, 2013. As a result of our performance under the agreement, a payment to Midland Development Corporation of $52,000 was made to settle the liability, resulting in a gain of $223,000, which is included in the other income line, in our statement of income.

In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $197,000 and $227,000 as of December 31, 2013 and 2012, respectively.

6.  Income Taxes

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011, consists of the following (in thousands):

	2013	2012	2011
Current provision:
Federal	$69	$332	$—
State	330	222	75
Total current provision	399	554	75
Deferred provision:
Federal	7,723	6,972	5,166
State	—	—	628
Total deferred provision	7,723	6,972	5,794
Total provision	$8,122	$7,526	$5,869

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Deferred income tax assets:
Net operating loss carryover	$—	$1,117
Other	961	1,459
Total deferred income tax assets	$961	$2,576

Deferred income tax liabilities:
Property and equipment	(51,377)	(45,242)
Goodwill and other intangible assets	(1,048)	(1,075)
Total deferred income tax liabilities	(52,425)	(46,317)
Net deferred income tax liabilities	$(51,464)	$(43,741)

The effective tax rate for the years ended December 31, 2013, 2012 and 2011, differs from the statutory rate as follows:

	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
State and local taxes	1.7%	0.7%	3.0%
Other	0.4%	2.5%	0.6%
Effective rate	36.1%	37.2%	37.6%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2013, 2012 and 2011, there were no significant income tax interest or penalty items in the statement of income.

We had a federal net operating loss carry forward of $3.2 million as of December 31, 2012, which was utilized in the year ended December 31, 2013. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2008.

7.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2013 and 2012, there were no issued or outstanding preferred shares.

8. Stock-Based Compensation

Restricted Stock

On June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  A total of 300,000 shares of Company common stock are reserved for issuance under the restricted stock plan.  On March 21, 2013, the Compensation Committee awarded 20,000 shares of restricted common stock to two of our three named executive officers. The restricted shares issued to Messrs. Hazlett and Lawrence vest one year from the grant date. We also awarded and issued a total of 10,000 shares of restricted stock (2,500 each) to our Board of Directors as partial payment for 2013 Directors' fees. The restricted stock vests in quarterly installments beginning March 31, 2014. In accordance with Mr. Taylor's employment agreement, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2012 performance, Mr. Taylor, our Chief Executive Officer, was awarded 56,950 restricted shares on April 30, 2013, which vest one year from the date of grant. Compensation expense related to the restricted shares was approximately $1,484,000, $978,000 and $607,000 for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there was a total of approximately $720,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares.  This expense is expected to be recognized within one year.

A summary of all restricted stock activity as of December 31, 2013 and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	89,166	$14.71	9.05	$1,464
Granted	86,950	19.69		1,712
Vested	(72,498)	14.65		1,385
Canceled/Forfeited	—	—		—
Outstanding, December 31, 2013	103,618	$18.94	9.07	$2,857

Stock Option Plan

Our 1998 Stock Option Plan (the "Plan"), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Plan to add additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2013, 243,336 shares were still available for issue under the Plan.

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

Weighted average Black -Scholes fair value assumption during the years ended December 31, are as follows:	2013	2012	2011
Risk free rate	1.02%	0.98%	2.09%
Expected life	6 years	5 years	2 years
Expected volatility	60.39%	62.37%	64.89%
Expected dividend yield	—	—	—

A summary of all option activity as of December 31, 2013 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	394,322	$15.30	5.79	$910
Granted	47,000	18.75
Exercised	(52,637)	15.75		458
Canceled/Forfeited	(9,833)	17.68
Expired	—	—
Outstanding, December 31, 2013	378,852	$15.61	5.23	$4,533
Exercisable, December 31, 2013	315,770	$15.15	4.54	$3,921

We granted an option to purchase 47,000 shares to non-executive employees on March 21, 2013 at an exercise price of $18.75 with a three year vesting period.

The weighted average grant date fair value of options granted during the years 2013, 2012, and 2011 was $10.30, $8.22, and $10.00 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2013, 2012,and 2011 was approximately $458,000, $151,000, and $127,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $829,000, $180,000, and $123,000, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2013:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-9.43	71,352	2.96	$8.72	71,352	$8.72
$9.44-15.60	70,500	5.08	12.53	58,834	12.06
$15.61-20.48	237,000	5.96	18.59	185,584	18.61
	378,852	5.23	15.61	315,770	15.15

The summary of the status of our unvested stock options as of December 31, 2013 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	49,334	$9.01
Granted	47,000	$10.30
Vested	(26,335)	$9.05
Cancelled/Forfeited	(6,917)	$9.79
Unvested at December 31, 2013	63,082	$9.87

We recognized stock compensation expense from stock options vesting of $198,000, $440,000, and $461,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $337,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 2.0 years.

The total income tax benefit recognized in the income statement for stock based compensation was $57,000, $264,000 and $148,000, for the years ended December 31, 2013, 2012 and 2011, respectively. There was no income tax benefit realized for the tax deductions from stock options exercised for the years ended 2012 and 2011 due to utilization of net operating loss carryforwards.

9. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $294,000, $283,000, and $410,000 to the 401(k) Plan in 2013, 2012 and 2011, respectively.

Rented Facilities, Vehicles and Equipment

We lease certain of our facilities, vehicles and equipment under operating leases with terms generally ranging from month-to-month to five years.  Most leases contain renewal options.  Remaining future minimum rental payments due under these leases are as follows:

Years Ending December 31, (in thousands)
2014	$341
2015	267
2016	234
2017	207
Thereafter	78
Total	$1,127

 Rent expense under such leases was $358,000, $453,000, and $450,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

For the Year Ended December 31, 2013

	Rental	Sales	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$69,062	$19,479	$707	$—	$89,248
Operating costs and expenses	29,017	11,582	344	26,285	67,228
Other income	—	—	—	492	492
Income (loss) before provision for income taxes	$40,045	$7,897	$363	$(25,793)	$22,512

For the Year Ended December 31, 2012

	Rental	Sales	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$56,477	$36,375	$870	$—	$93,722
Operating costs and expenses	23,737	25,816	354	23,600	73,507
Other expense	—	—	—	(4)	(4)
Income (loss) before provision for income taxes	$32,740	$10,559	$516	$(23,604)	$20,211

For the Year Ended December 31, 2011

	Rental	Sales	Service & Maintenance	Corporate	Total
	(in thousands of dollars)
Revenue	$48,619	$15,419	$1,120	$—	$65,158
Operating costs and expenses	20,742	9,194	458	19,904	50,298
Other income	—	—	—	769	769
Income (loss) before provision for income taxes	$27,877	$6,225	$662	$(19,135)	$15,629

11.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2013	Q1	Q2	Q3	Q4	Total
Total revenue	$23,983	$20,258	$21,865	$23,142	$89,248
Operating income	6,138	5,844	5,088	4,950	22,020
Net income	3,994	3,844	3,394	3,158	14,390
Net income per share - Basic	0.33	0.31	0.28	0.25	1.17
Net income per share - Diluted	0.32	0.31	0.27	0.25	1.15

2012	Q1	Q2	Q3	Q4	Total
Total revenue	$26,376	$24,508	$19,290	$23,548	$93,722
Operating income	5,622	4,829	4,241	5,523	20,215
Net income	3,508	3,000	2,606	3,571	12,685
Net income per share - Basic	0.29	0.25	0.21	0.29	1.04
Net income per share - Diluted	0.29	0.24	0.21	0.29	1.03

********
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)
3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)
4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)
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

E-1

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

E-2