Form 10-Q
period 2014-03-31
NATURAL GAS SERVICES GROUP INC
filed 2014-05-06
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	April 28, 2014
Common Stock, $0.01 par value	12,460,955

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$20,607	$24,443
Trade accounts receivable, net of allowance for doubtful accounts of $443 and $436, respectively	6,607	6,750
Inventory, net	25,764	26,832
Prepaid income taxes	517	2,281
Prepaid expenses and other	525	339
Total current assets	54,020	60,645
Rental equipment, net of accumulated depreciation of $91,144 and $86,533, respectively	185,095	176,420
Property and equipment, net of accumulated depreciation of $10,015 and $9,692 respectively	7,182	7,429
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $2,222 and $2,191, respectively	1,996	2,027
Other assets	35	29
Total assets	$258,367	$256,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$497	$577
Accounts payable	2,984	3,904
Accrued liabilities	6,626	6,487
Current income tax liability	18	350
Deferred income	131	873
Total current liabilities	10,256	12,191
Deferred income tax liability	51,504	51,464
Other long-term liabilities	188	197
Total liabilities	61,948	63,852
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,397 and 12,366 shares issued and outstanding, respectively	124	123
Additional paid-in capital	92,169	91,344
Retained earnings	104,126	101,270
Total stockholders' equity	196,419	192,737
Total liabilities and stockholders' equity	$258,367	$256,589
See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2014	2013
Revenue:
Rental income	$18,789	$16,007
Sales, net	3,338	7,835
Service and maintenance income	195	141
Total revenue	22,322	23,983
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,956	6,812
Cost of sales, exclusive of depreciation stated separately below	2,235	4,882
Cost of service and maintenance, exclusive of depreciation and amortization stated separately below	84	68
Selling, general, and administrative expense	2,643	1,846
Depreciation and amortization	5,042	4,238
Total operating costs and expenses	17,960	17,846
Operating income	4,362	6,137
Other income (expense):
Interest expense	(2)	(30)
Other income	5	335
Total other income, net	3	305
Income before provision for income taxes	4,365	6,442
Provision for income taxes	1,509	2,448
Net income	$2,856	$3,994
Earnings per share:
Basic	$0.23	$0.33
Diluted	$0.23	$0.32
Weighted average shares outstanding:
Basic	12,373	12,282
Diluted	12,692	12,379

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,856	$3,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,042	4,238
Deferred income taxes	40	2,448
Stock based compensation	749	133
Gain on disposal of assets	—	(1)
Gain on extinguishment of liability	—	(223)
Changes in current assets and liabilities:
Trade accounts receivables	143	1,261
Inventory	1,068	1,742
Prepaid expenses	1,578	348
Accounts payable and accrued liabilities	(781)	(1,928)
Current income tax liability	(289)	(516)
Deferred income	(742)	(561)
Other	(6)	—
Tax benefit from equity compensation	(43)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,615	10,935
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,439)	(7,713)
NET CASH USED IN INVESTING ACTIVITIES	(13,439)	(7,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term liabilities, net	(9)	(57)
Repayments of line of credit	(80)	—
Proceeds from exercise of stock options	34	30
Tax benefit from equity compensation	43	—
NET CASH USED IN FINANCING ACTIVITIES	(12)	(27)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,836)	3,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,443	28,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,607	$31,281
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2	$31
Income taxes paid	$—	$516

See accompanying notes to these unaudited condensed financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed financial statements of Natural Gas Services Group, Inc, a Colorado corporation (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our").

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2014 and the results of our operations for the three months ended March 31, 2014 and 2013 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2013, and changes during the three months ended March 31, 2014 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	378,852	$15.61	5.23	$4,533
Granted	50,000	30.41	—	—
Exercised	(2,000)	16.93	—	29
Outstanding, March 31, 2014	426,852	$17.34	5.57	$5,480
Exercisable, March 31, 2014	342,018	$15.35	4.60	$5,058

The following table summarizes information about our stock options outstanding at March 31, 2014:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-9.43	71,352	2.72	$8.72	71,352	$8.72
$9.44-15.60	70,000	4.81	12.51	64,166	12.30
$15.61-30.41	285,500	6.46	20.67	206,500	18.59
	426,852	5.57	$17.34	342,018	$15.35

The summary of the status of our unvested stock options as of December 31, 2013 and changes during the three months ended March 31, 2014 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	63,082	$9.87
Granted	50,000	16.78
Vested	(28,248)	9.82
Unvested at March 31, 2014	84,834	$13.09

As of March 31, 2014, there was $718,422 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 2.5 years. Total compensation expense for stock options was $56,790 and $(21,000) for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock:

In accordance with Mr. Taylor's employment agreement, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2013 performance, Mr. Taylor, our Chief Executive Officer, was awarded 49,420 restricted shares on January 23, 2014, which vest one year from the date of grant. On March 20, 2014, the Compensation Committee awarded 30,000 shares of restricted common stock to two of our three named executive officers, subject to approval at our June 2014 annual meeting of shareholders, to approve an increase in the number of shares reserved for issuance under our 2009 Restricted Stock\Unit Plan. The restricted shares, when and if issued, to Messrs. Hazlett and Lawrence will vest one year from the grant date. We also awarded and issued 13,152 shares of restricted stock to our Board of Directors as partial payment for 2014 Directors' fees. The restricted stock vests in quarterly installments beginning March 31, 2015. Total compensation expense related to restricted stock awards was $692,682 and $153,206 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was a total of $2,724,576 of unrecognized compensation expenses related to these shares which is expected to be recognized over the next year.

(3) Inventory

Our inventory, net of allowance for obsolescence of $128,000 at March 31, 2014 and December 31, 2013, consisted of the following amounts:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$20,583	$20,524
Work in process	5,181	6,308
	$25,764	$26,832

During the three months ended March 31, 2014 and 2013, there were no write offs of obsolete inventory against the allowance for obsolescence.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.4 million borrowing base availability at March 31, 2014 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the three month period ended March 31, 2014, our weighted average interest rate was 1.40%.

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

As of March 31, 2014, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2014 and December 31, 2013, our outstanding balance on the line of credit was $497,000 and $577,000, respectively.

(5) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended
	March 31,
	2014	2013
Numerator:
Net income	$2,856	$3,994
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,373	12,282

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,373	12,282
Dilutive effect of stock options and restricted stock	319	97
Diluted weighted average shares	12,692	12,379
Earnings per common share:
Basic	$0.23	$0.33
Diluted	$0.23	$0.32

(6) Segment Information

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

For the three months ended March 31, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$18,789	$3,338	$195	$—	$22,322
Operating costs and expenses	7,956	2,235	84	7,685	17,960
Other income, net	—	—	—	3	3
Income before provision for income taxes	$10,833	$1,103	$111	$(7,682)	$4,365

For the three months ended March 31, 2013 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$16,007	$7,835	$141	$—	$23,983
Operating costs and expenses	6,812	4,882	68	6,084	17,846
Other income, net	—	—	—	305	305
Income before provision for income taxes	$9,195	$2,953	$73	$(5,779)	$6,442

(7)  Commitments and Contingencies

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2014, we had 2,076 natural gas compressors totaling 287,355 horsepower rented to 95 third parties compared to 1,831 natural gas compressors totaling 255,286 horsepower rented to 100 third parties at March 31, 2013.

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

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing weak economy and financial uncertainty, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue in 2012, 2013 and our continued strong results in the first three months of 2014.

Results of Operations

Three months ended March 31, 2014, compared to the three months ended March 31, 2013.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2014 and 2013.

	Revenue Three months ended March 31,
	( dollars in thousands)
	2014		2013
Rental	$18,789	84%	$16,007	67%
Sales	3,338	15%	7,835	32%
Service and Maintenance	195	1%	141	1%
Total	$22,322		$23,983

Total revenue decreased to $22.3 million from $24.0 million, or 7%, for the three months ended March 31, 2014, compared to the same period ended March 31, 2013. The $1.7 million decrease in revenue was due to a decrease in sales revenue of $4.5 million offset by an increase in rental revenue of $2.8 million. Comparing the three months ended March 31, 2014 to the same period in 2013, sales revenue decreased 57% and rental revenue increased 17%.

Rental revenue increased to $18.8 million from $16.0 million for the three months ended March 31, 2014, compared to the same period ended March 31, 2013.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,643 compressor packages in our rental fleet, up from 2,328 units at March 31, 2013.  The rental fleet had a utilization of 78.6% as of March 31, 2014 compared to 78.7% utilization as of March 31, 2013. This steady utilization is mainly the result of a consistently high number of compressor rental units in our inventory being matched to customer requirements and being returned to service in comparison to units being returned from operation.  In the event that natural gas prices increase, we should be able to see additional utilization of our fleet due to a possible leveling of returns related to dry gas.

Sales revenue decreased to $3.3 million from $7.8 million for the three months ended March 31, 2014, compared to the same period ended March 31, 2013.  This decrease is the result of timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income margin decreased $1.8 million from $6.1 million to $4.4 million with the margin percentage decreasing to 20% from 25% for the three months ended March 31, 2014 compared to the same period ended March 31, 2013. The operating margin decrease is mainly the result of depreciation associated with additions to our rentals fleet and, to a lesser, increases in administrative expenses.

Selling, general, and administrative expense increased slightly to $2.6 million from $1.8 million, for the three months ended March 31, 2014, as compared to the same period ended March 31, 2013, due to increases in equity compensation expense.

Depreciation and amortization expense increased to $5.0 million for the three months ended March 31, 2014, compared to $4.2 million for the period ended March 31, 2013.  This was the result of new gas compressor rental units being added to the rental fleet from March 31, 2013 to March 31, 2014. We added a net of 87 compressors to our rental fleet during the three month period ending March 31, 2014.

Provision for income tax was $1.5 million and $2.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The provision is the result of a decrease in taxable income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and in addition we experienced a slightly lower effective tax rate.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2014 and December 31, 2013 are set forth below:

	March 31,	December 31,
	2014	2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$20,607	$24,443
Trade accounts receivable, net	6,607	6,750
Inventory, net	25,764	26,832
Prepaid income taxes	517	2,281
Prepaid expenses and other	525	339
Total current assets	54,020	60,645
Current Liabilities:
Line of credit	497	577
Accounts payable	2,984	3,904
Accrued liabilities	6,626	6,487
Current portion of tax liability	18	350
Deferred income	131	873
Total current liabilities	10,256	12,191
Total working capital	$43,764	$48,454

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds from these sources were primarily used to pay debt and to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors.

For the three months ended March 31, 2014, we invested $13.4 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At March 31, 2014, we had cash and cash equivalents of $20.6 million compared to $24.4 million at December 31, 2013.  Our cash flow from operations of $9.6 million was offset by capital expenditures of $13.4 million, during the three months ended March 31, 2014.  We had working capital of $43.8 million at March 31, 2014 compared to $48.5 million at December 31, 2013. At March 31, 2014 and December 31, 2013, we had total debt of $497,000 and $577,000, respectively, which is all related to our line of credit and classified as current. We had positive net cash flow from operating activities of $9.6 million during the first three months of 2014 compared to $10.9 million for the first three months of 2013.  The cash flow from operations of $9.6 million was primarily the result of the net income of $2.9 million and the non-cash items of depreciation of $5.0 million, and a net change in current assets and liabilities of $1.0 million and $0.7 million related to the expensing associated with stock options and restricted shares.

Strategy

For the remainder of the fiscal year 2014 and into 2015, our overall plan is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2014, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms. Capital expenditures for the year ending December 31, 2014 are not anticipated to exceed our internal cash generating capacity.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.4 million million borrowing base availability at March 31, 2014, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the three month period ended March 31, 2014, our weighted average interest rate was 1.4%.

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

As of March 31, 2014, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2014, our balance on the line of credit was $497,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands of dollars)
Cash Contractual Obligations	2014 (1)	2015	2016	2017	Thereafter	Total
Line of credit (secured)	$497	$—	$—	$—	$—	$497
Interest on line of credit(2)	20	—	—	—	—	20
Purchase obligations	334	478	478	478	1,231	2,999
Other long-term liabilities	—	—	—	—	188	188
Facilities and office leases	195	255	228	206	78	962
Equipment Leases	10	13	7	2	—	32
Vehicle Leases	47	—	—		—	47
Total	$1,103	$746	$713	$686	$1,497	$4,745

(1)For the nine months remaining in 2014.
(2)Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

At this time, there are no recently issued pronouncements that affect the Company.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Principal Accounting Officer and Treasurer, of the effectiveness of the design and of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer and Treasurer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due the inherent limitations of control systems, not all misstatements or omissions may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of the risk associated with our Company and industry.

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

May 5, 2014

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