Form 10-Q
period 2014-06-30
NATURAL GAS SERVICES GROUP INC
filed 2014-08-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 4, 2014
Common Stock, $0.01 par value	12,519,405

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$14,439	$24,443
Trade accounts receivable, net of allowance for doubtful accounts of $447 and $436, respectively	7,113	6,750
Inventory, net	28,302	26,832
Prepaid income taxes	2,969	2,281
Prepaid expenses and other	886	339
Total current assets	53,709	60,645
Rental equipment, net of accumulated depreciation of $95,937 and $86,533, respectively	194,775	176,420
Property and equipment, net of accumulated depreciation of $10,221 and $9,692, respectively	7,293	7,429
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $2,253 and $2,191, respectively	1,965	2,027
Other assets	37	29
Total assets	$267,818	$256,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$437	$577
Accounts payable	2,289	3,904
Accrued liabilities	8,826	6,487
Current income tax liability	2,937	350
Deferred income	639	873
Total current liabilities	15,128	12,191
Deferred income tax liability	51,550	51,464
Other long-term liabilities	176	197
Total liabilities	66,854	63,852
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,461 and 12,366 shares issued and outstanding, respectively	125	123
Additional paid-in capital	93,328	91,344
Retained earnings	107,511	101,270
Total stockholders' equity	200,964	192,737
Total liabilities and stockholders' equity	$267,818	$256,589

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rental income	$19,465	$16,721	$38,254	$32,728
Sales, net	2,275	3,329	5,613	11,164
Service and maintenance income	212	208	407	349
Total revenue	21,952	20,258	44,274	44,241
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,749	6,258	15,705	13,070
Cost of sales, exclusive of depreciation stated separately below	1,098	1,600	3,333	6,482
Cost of service and maintenance, exclusive of depreciation and amortization stated separately below	84	85	168	153
Selling, general, and administrative expense	2,690	2,035	5,333	3,881
Depreciation and amortization	5,246	4,436	10,288	8,674
Total operating costs and expenses	16,867	14,414	34,827	32,260
Operating income	5,085	5,844	9,447	11,981
Other income (expense):
Interest expense	(3)	(11)	(5)	(42)
Other income (expense)	47	(68)	52	268
Total other income (expense), net	44	(79)	47	226
Income before provision for income taxes	5,129	5,765	9,494	12,207
Provision for income taxes	1,744	1,921	3,253	4,369
Net income	$3,385	$3,844	$6,241	$7,838
Earnings per share:
Basic	$0.27	$0.31	$0.50	$0.64
Diluted	$0.27	$0.31	$0.49	$0.63
Weighted average shares outstanding:
Basic	12,436	12,316	12,405	12,299
Diluted	12,752	12,518	12,722	12,447

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,241	$7,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,288	8,674
Deferred income taxes	86	4,067
Stock based compensation	1,638	598
Gain on disposal of assets	(40)	—
Gain on extinguishment of liability	—	(223)
Changes in current assets and liabilities:
Trade accounts receivables	(363)	374
Inventory	(1,453)	306
Prepaid expenses	(936)	(1,323)
Accounts payable and accrued liabilities	425	(1,479)
Current income tax liability	2,874	302
Deferred income	(234)	285
Other	(8)	—
Tax benefit from equity compensation	(287)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,231	19,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,462)	(18,429)
Proceeds from sale of property and equipment	40	—
NET CASH USED IN INVESTING ACTIVITIES	(28,422)	(18,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments from other long-term liabilities, net	(21)	(64)
Repayments of line of credit	(140)	(50)
Proceeds from exercise of stock options	61	368
Tax benefit from equity compensation	287	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	187	254
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,004)	1,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,443	28,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,439	$29,330
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5	$42
Income taxes paid	$981	$1,801
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$53	$57

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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2014 and the results of our operations for the three and six months ended June 30, 2014 and 2013 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB)
to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public entities, the amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is prohibited. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard will have on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2013, and changes during the six months ended June 30, 2014 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	378,852	$15.61	5.23	$4,533
Granted	50,000	30.41	—	—
Exercised	(3,500)	17.13	—	48
Canceled/Forfeited	(1,333)	17.99	—	16
Outstanding, June 30, 2014	424,019	$17.33	5.30	$6,669
Exercisable, June 30, 2014	341,185	$15.34	4.34	$6,045

The following table summarizes information about our stock options outstanding at June 30, 2014:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-9.43	71,352	2.47	$8.72	71,352	$8.72
$9.44-15.60	70,000	4.56	12.51	64,166	12.30
$15.61-30.41	282,667	6.20	20.70	205,667	18.59
	424,019	5.30	$17.33	341,185	$15.34

The summary of the status of our unvested stock options as of December 31, 2013 and changes during the six months ended June 30, 2014 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	63,082	$9.87
Granted	50,000	16.78
Vested	(28,915)	9.80
Canceled/Forfeited	(1,333)	9.82
Unvested at June 30, 2014	82,834	$14.06

As of June 30, 2014, there was $895,174 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 2.38 years. Total compensation expense for stock options was $174,270 and $57,144 for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2013 performance, Mr. Taylor, was awarded 49,420 restricted shares on January 23, 2014, which vest one year from the date of grant. On March 20, 2014, the Compensation Committee awarded 15,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett our Vice President of Technical Services, subject to the approval at our June 2014 annual meeting of shareholders of a proposal to increase the number of shares reserved for issuance under our 2009 restricted Stock\Unit Plan. As the proposal was approved by shareholders at the 2014 annual meeting, we issued the restricted shares to Messrs. Hazlett and Lawrence which vest one year from the grant date. We also awarded and issued 13,152 shares of restricted common stock to our Board of Directors as partial payment for 2014 Directors' fees. The restricted stock vests in quarterly installments beginning March 31, 2015. Total compensation expense related to restricted stock awards was $1,463,733 and $540,703 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was a total of $1,956,752 of unrecognized compensation expenses related to these shares which is expected to be recognized over the next eighteen months.

(3) Inventory

Our inventory, net of allowance for obsolescence of $128,000 at June 30, 2014 and December 31, 2013, consisted of the following amounts:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$22,381	$20,524
Work in process	5,921	6,308
	$28,302	$26,832

During the six months ended June 30, 2014 and 2013, there were no write offs of obsolete inventory against the allowance for obsolescence.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.4 million borrowing base availability at June 30, 2014 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the six month period ended June 30, 2014, our weighted average interest rate was 1.40%.

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

As of June 30, 2014, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2014 and December 31, 2013, our outstanding balance on the line of credit was $437,000 and $577,000, respectively.

(5) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$3,385	$3,844	$6,241	$7,838
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,436	12,316	12,405	12,299

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,436	12,316	12,405	12,299
Dilutive effect of stock options and restricted stock	316	202	317	148
Diluted weighted average shares	12,752	12,518	12,722	12,447
Earnings per common share:
Basic	$0.27	$0.31	$0.50	$0.64
Diluted	$0.27	$0.31	$0.49	$0.63

(6) Segment Information

ASC 280-10-50, “Operating Segments”, defines the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and to assess its performance and c) having discrete financial information.  Although we indeed look at our product lines to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.   Therefore discrete financial information is not available by product line and our CODM does not make resource allocation decisions or assess the performance of the business based on these categories, but rather in the aggregate. Based on this, Management believes that it operates in one business segment.

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

For the three months ended June 30, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$19,465	$2,275	$212	$—	$21,952
Operating costs and expenses	7,749	1,098	84	7,936	16,867
Other income, net	—	—	—	44	44
Income before provision for income taxes	$11,716	$1,177	$128	$(7,892)	$5,129

For the three months ended June 30, 2013 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$16,721	$3,329	$208	$—	$20,258
Operating costs and expenses	6,258	1,600	85	6,471	14,414
Other expense, net	—	—	—	79	79
Income before provision for income taxes	$10,463	$1,729	$123	$(6,550)	$5,765

For the six months ended June 30, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$38,254	$5,613	$407	$—	$44,274
Operating costs and expenses	15,705	3,333	168	15,621	34,827
Other income (expense)	—	—	—	47	47
Income before provision for income taxes	$22,549	$2,280	$239	$(15,574)	$9,494

For the six months ended June, 2013 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$32,728	$11,164	$349	$—	$44,241
Operating costs and expenses	13,070	6,482	153	12,555	32,260
Other income (expense)	—	—	—	226	226
Income before provision for income taxes	$19,658	$4,682	$196	$(12,329)	$12,207

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2014, we had 2,142 natural gas compressors totaling 295,803 horsepower rented to 97 third parties compared to 1,889 natural gas compressors totaling 264,150 horsepower rented to 99 third parties at June 30, 2013.

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

Natural gas prices continue at levels that do not encourage energy companies to invest capital in natural gas projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing uncertain economy and financial markets, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by the growth in our revenue in 2012, 2013 and our continued stable results in the first six months of 2014.

Results of Operations

Three months ended June 30, 2014, compared to the three months ended June 30, 2013.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2014 and 2013.

	Revenue Three months ended June 30,
	(in thousands)
	2014		2013
Rental	$19,465	89%	$16,721	83%
Sales	2,275	10%	3,329	16%
Service and Maintenance	212	1%	208	1%
Total	$21,952		$20,258

Total revenue increased to $22.0 million from $20.3 million, or 8%, for the three months ended June 30, 2014, compared to the same period ended June 30, 2013. The $1.7 million increase in revenue was due to an increase in rental revenue of $2.7 million offset by a decrease in sales revenue of $1.0 million. Comparing the three months ended June 30, 2014 to the same period in 2013, rental revenue increased 16% and sales revenue decreased 32%.

Rental revenue increased to $19.5 million from $16.7 million for the three months ended June 30, 2014, compared to the same period ended June 30, 2013.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,732 compressor packages in our rental fleet, up from 2,392 units at June 30, 2013.  The rental fleet had a utilization of 78.4% as of June 30, 2014 compared to 79.0% utilization as of June 30, 2013. This steady utilization is mainly the result of a consistently high number of compressor rental units in our inventory being matched to customer requirements and being returned to service in comparison to units being returned from operation.  In the event that natural gas prices increase, we should see additional utilization of our fleet due to a possible leveling of returns related to dry gas.

Sales revenue decreased to $2.3 million from $3.3 million for the three months ended June 30, 2014, compared to the same period ended June 30, 2013.  This decrease is the result of timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income decreased $700,000 from $5.8 million to $5.1 million with the margin percentage decreasing to 23% from 29% for the three months ended June 30, 2014 compared to the same period ended June 30, 2013. The operating margin decrease is mainly the result of depreciation associated with additions to our rentals fleet and, to a lesser extent, increases in administrative expenses.

Selling, general, and administrative expense increased to $2.7 million from $2.0 million, for the three months ended June 30, 2014, as compared to the same period ended June 30, 2013, due to increases in equity compensation expense.

Depreciation and amortization expense increased to $5.2 million for the three months ended June 30, 2014, compared to $4.4 million for the period ended June 30, 2013.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2013 to June 30, 2014. We added a net of 89 compressors to our rental fleet during the three month period ending June 30, 2014.

Provision for income tax was $1.7 million and $1.9 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The provision is the result of a decrease in taxable income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and in addition we experienced a slightly lower effective tax rate.

Six months ended June 30, 2014, compared to the six months ended June 30, 2013.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2014 and 2013.

	Revenue Six months ended June 30,
	(in thousands)
	2014		2013
Rental	$38,254	86%	$32,728	74%
Sales	5,613	13%	11,164	25%
Service and Maintenance	407	1%	349	1%
Total	$44,274		$44,241

Total revenue increased to $44.3 million from $44.2 million, or 0.1%, for the six months ended June 30, 2014, compared to the same period ended June 30, 2013. Comparing the six months ended June 30, 2014 to the same period in 2013, rental revenue increased 17% and sales revenue decreased 50%.

Rental revenue increased to $38.3 million from $32.7 million for the six months ended June 30, 2014, compared to the same period ended June 30, 2013.  This increase is the result of higher oil and natural gas industry drilling and demand for low to mid horsepower compression.  We ended the quarter with 2,732 compressor packages in our rental fleet, up from 2,392 units at June 30, 2013.  The rental fleet had a utilization of 78.4% as of June 30, 2014 compared to 79.0% utilization as of June 30, 2013. This utilization decrease is mainly the result of more compressor rental units in our inventory being matched to customer requirements and being returned to service as well as fewer units being returned from operation.  In the event that natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue decreased to $5.6 million from $11.2 million for the six months ended June 30, 2014, compared to the same period ended June 30, 2013.  This decrease is the result of timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was a slight increase in demand for flares during this comparative period.

Our overall operating income decreased $2.6 million from $12.0 million to $9.4 million with the margin percentage decreasing to 21% from 27% for the six months ended June 30, 2014 compared to the same period ended June 30, 2013. The operating margin decrease is mainly the result of depreciation associated with additions to our rentals fleet and, to a lesser extent, increases in administrative expenses.

Selling, general, and administrative expense increased to $5.3 million from $3.9 million, for the six months ended June 30, 2014, as compared to the same period ended June 30, 2013, due to increases in equity compensation expense.

Depreciation and amortization expense increased to $10.3 million for the six months ended June 30, 2014, compared to $8.7 million for the period ended June 30, 2013.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2013 to June 30, 2014. We added a net of 341 compressors to our rental fleet during the twelve month period ending June 30, 2014.

Provision for income tax decreased to $3.3 million from $4.4 million, or 25.0%, and is the result of the decrease in taxable income and a change in effective tax rate between the two periods. We had an effective tax rate of 34.3% in the six months ended June 30, 2014 and 35.8% in the six months ended June 30, 2013.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2014 and December 31, 2013 are set forth below:

	June 30,	December 31,
	2014	2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$14,439	$24,443
Trade accounts receivable, net	7,113	6,750
Inventory, net	28,302	26,832
Prepaid income taxes	2,969	2,281
Prepaid expenses and other	886	339
Total current assets	53,709	60,645
Current Liabilities:
Line of credit	437	577
Accounts payable	2,289	3,904
Accrued liabilities	8,826	6,487
Current portion of tax liability	2,937	350
Deferred income	639	873
Total current liabilities	15,128	12,191
Total working capital	$38,581	$48,454

For the six months ended June 30, 2014, we invested $28.5 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2014, we had cash and cash equivalents of $14.4 million compared to $24.4 million at December 31, 2013.  Our cash flow from operations of $18.2 million was offset by capital expenditures of $28.5 million, during the six months ended June 30, 2014.  We had working capital of $38.6 million at June 30, 2014 compared to $48.5 million at December 31, 2013. At June 30, 2014 and December 31, 2013, we had outstanding debt of $437,000 and $577,000, respectively, which is all related to our line of credit and classified as current. We had positive net cash flow from operating activities of $18.2 million during the first six months of 2014 compared to $19.4 million for the first six months of 2013.  The cash flow from operations of $18.2 million was primarily the result of the net income of $6.2 million and the non-cash items of depreciation of $10.3 million and $1.6 million related to the expensing associated with stock options and restricted shares.

Strategy

For the remainder of the fiscal year 2014 and into 2015, our overall plan is to continue monitoring expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2014, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms. Capital expenditures for the year ending December 31, 2014 are not anticipated to exceed our internal cash generating capacity.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.4 million million borrowing base availability at June 30, 2014, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%. For the six month period ended June 30, 2014, our weighted average interest rate was 1.4%.

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

As of June 30, 2014, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2014, our balance on the line of credit was $437,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2014 (1)	2015	2016	2017	Thereafter	Total
Line of credit (secured)	$437	$—	$—	$—	$—	$437
Interest on line of credit(2)	9	—	—	—	—	9
Purchase obligations	143	478	478	478	1,231	2,808
Other long-term liabilities	—	—	—	—	176	176
Facilities and office leases	143	288	261	241	130	1,063
Equipment leases	6	13	7	2	—	28
Vehicle leases	26	—	—		—	26
Total	$764	$779	$746	$721	$1,537	$4,547

(1)For the six months remaining in 2014.
(2)Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB)
to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public entities, the amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is prohibited. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard will have on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2014, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Principal Accounting Officer, of the effectiveness of the design and of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Principal Accounting Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due the inherent limitations of control systems, not all misstatements or omissions may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

10.2	2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Appendix A of the Registrant's definitive proxy statement on schedule 14A filed April 22, 2014.)

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

August 8, 2014

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

10.2	2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Appendix A of the Registrant's definitive proxy statement on schedule 14A filed April 22, 2014.)

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