Form 10-K
period 2014-12-31
NATURAL GAS SERVICES GROUP INC
filed 2015-03-13
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
-
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
Yes ☐                  No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2014 was approximately $404,885,655 based on the closing price of the common stock on that date on the New York Stock Exchange.

At February 13, 2015, there were 12,581,360 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 18, 2015.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•	conditions in the oil and natural gas industry, including the supply and demand for natural gas and wide fluctuations in the prices of oil and natural gas;

•	regulation or prohibition of new well completion techniques;

•	competition among the various providers of compression services and products;

•	changes in safety, health and environmental regulations;

•	changes in economic or political conditions in the markets in which we operate;

•	failure of our customers to continue to rent equipment after expiration of the primary rental term;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our debt;

•	future capital requirements and availability of financing;

•	fabrication and manufacturing costs;

•	general economic conditions;

•	acts of terrorism; and

•	fluctuations in interest rates.

We believe that it is important to communicate our expectations of future performance to our investors.  However, events may occur in the future that we are unable to accurately predict or that we are unable to control.  When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.

ii

PART I
ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page 8.

The Company

We are a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas and oil production business in the United States (such as coal bed methane, gas shale, tight gas and oil shales), which, according to data from the Energy Information Administration ("EIA"), is the single largest and fastest growing segment of U.S. energy production.  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

The vast majority of our rental operations are in non-conventional natural gas and oil regions, which typically have lower initial reservoir pressures, lower productions pressures and/or faster well decline rates.  These areas usually require compression to be installed sooner and with greater frequency.

Natural gas compressors are used in a number of applications for the production and enhancement of gas wells and in gas transportation lines and processing plants.  Compression equipment is often required to boost a well’s production to economically viable levels and enable gas to continue to flow in the pipeline to its destination.

We increased our revenue to $97.0 million in 2014 from $53.9 million in 2010.  During the same period, income from operations increased to $22.0 million from $11.4 million.  Our compressor rental fleet has grown to 2,879 compressors at December 31, 2014 from 1,909 compressors at the end of 2010.

Our revenue increased to $97.0 million from $89.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net income for the year ended December 31, 2014 decreased to $14.1 million ($1.11 per diluted share), as compared to $14.4 million ($1.15 per diluted share) for the year ended December 31, 2013.

At December 31, 2014, current assets were $55.9 million, which included $6.2 million of cash and cash equivalents.  Current liabilities were $14.1 million, and our line of credit due in 2017 was $417,000. Our stockholders' equity as of December 31, 2014 was $210.6 million.

We were incorporated in Colorado on December 17, 1998  and  maintain our principal offices at 508 W. Wall St., Suite 550, Midland, Texas 79701 and our telephone number is (432) 262-2700.

Overview and Outlook

The market for compression equipment and services is substantially dependent on the condition of the natural gas and oil industry.  In particular, the willingness of natural gas and oil companies to make capital expenditures on exploration, drilling and production of natural gas and oil in the U.S.  The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous factors, including the level of supply or demand for natural gas and oil and the impact on price of natural gas and oil, worldwide economic activity, interest rates and the cost of capital, environmental regulation, seasonal fluctuations and weather patterns.  Natural gas and oil prices and the level of production activity have historically been characterized by significant volatility.  Increasing oil and natural gas prices from 2005 through mid-2008 resulted in natural gas and oil operators increasing capital spending for exploration, development and production programs.  However, in mid-2008, natural gas and oil prices began to decline. This decline resulted in reduced production and capital spending by some natural gas and oil companies, and had an impact on demand for compression equipment.

The reduction in capital expenditures and production in the natural gas and oil industry, combined with problems in the global economy, led to a downturn in the demand for our products and services in 2009 and 2010. In 2011 a slow recovery began which produced an improvement in the utilization rate on our rental fleet and stability in our sales backlog.  In 2012 we saw growth in demand for our products and that growth continued in 2013 and 2014. Towards the end of 2014 oil prices began a steep decline which has resulted in capital budget cuts for many energy companies for 2015. These budget reductions will translate to fewer well completions and a softening of near-term demand for compression. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States increased 2.8% for the twelve months ended November 2014 compared to the same period 2013. This follows a 2.1% and a 5.1% increase in the periods from 2012 to 2013 and 2011 to 2012, respectively.  EIA expects total natural gas consumption in the U.S. to increase slightly in 2015.  While we anticipate long-term increased demand for natural gas, we expect our business to remain virtually flat or moderately decrease for 2015 due to the overall uncertainty in the combined oil and gas market.

Long-Term Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue. Oil and natural gas are linked commodities with many drilling projects producing both products. The recent oil price collapse may make some of those drilling projects uneconomic.  Uncertainty continues to exist as to the direction of future natural gas and near-term crude oil price and oil trends are down in the United States and worldwide.  Over the last several years gas prices have not shown the resiliency that crude oil prices have and now crude prices are also down sharply.  We believe that natural gas is a more environmentally friendly source of energy which is likely to result in increases in demand over time.  Being primarily a provider of services and equipment to natural gas producers, we are impacted by changes in natural gas, crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal.

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

Notwithstanding the slow rise in natural gas prices, we believe that there will continue to be a growing demand for natural gas.  We expect long-term demand for our products and services will increase as a result of:

•	the increasing demand for and limited supply of energy, both domestically and abroad;

•	continued non-conventional gas exploration and production;

•	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

•	the cost savings of using natural gas rather than electricity for heat generation;

•	implementation of international environmental and conservation laws;

•	the aging of producing natural gas reserves worldwide;

•	the extensive supply of undeveloped non-conventional natural gas reserves

•	the increased drilling for shale oil and its associated gas production; and

•	the use of our equipment for gas lift on oil wells.

Our Operating Units

We identify our operating units based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional gas and oil production.  We provide rental of small to medium horsepower compression equipment to customers under contracts typically having minimum initial terms of six to twenty four months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. We maintain and service compressor equipment rented to our customers.

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

As of December 31, 2014, we had 2,879 natural gas compressors in our rental fleet totaling 401,361 horsepower, as compared to 2,556 natural gas compressors totaling 351,187 horsepower at December 31, 2013.  As of December 31, 2014, we had 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers, compared to 2,038 natural gas compressors totaling 283,165 horsepower rented to 95 customers at December 31, 2013. As of December 31, 2014, the utilization rate of our rental fleet was 76.0% compared to 79.7% as of December 31, 2013.

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

Business Strategy

During the downturn in the economy beginning in mid 2008, our strategy was to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As the economy recovered, we adjusted this strategy to ensure that we kept pace with growth while balancing appropriate business risk. As we again enter an industry downturn, our proven strategy of reducing expenses and fabricating on an as needed basis will be in place for 2015.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•
Expand rental fleet.  We intend to increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas and oil production.

•
Geographic expansion.  We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Colorado, Kansas, Michigan, New Mexico, North Dakota,Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming.

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

•
Diversified product line.  Our compressors are available as high and low pressure rotary screw and reciprocating packages.  They are designed to meet a number of applications, including wellhead production, natural gas gathering, natural gas transmission, vapor recovery and gas and plunger lift.  In addition, our compressors can be built to handle a variety of gas mixtures, including air, nitrogen, carbon dioxide, hydrogen sulfide and hydrocarbon gases.  A diversified compression product line helps us compete by being able to satisfy widely varying pressure, volume and production conditions that customers encounter. Our "Flare King" product line provides flares and gas incineration devices to the industry for production maintenance and environmental compliance.

•
Purpose-built rental compressors.  Our rental compressor packages have been designed and built to address the primary requirements of our customers in the producing regions in which we operate.  Our units are compact in design and are easy, quick and inexpensive to move, install and start-up.  Our control systems are technically advanced and allow the operator to start and stop our units remotely and/or in accordance with well conditions.  We believe our rental fleet is also one of the newest.

•
Experienced management team.  On average, each of our executive and operating team members have over 30 years of oilfield services industry experience.  We believe our management team has successfully demonstrated its ability to grow our business during times of expansion and to manage through downturns.

•
Broad geographic presence.  We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Colorado, Kansas, Michigan, New Mexico, North Dakota,Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming.  Our footprint allows us to service many of the natural gas producing regions in the United States.  We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel. We also sell engineered compression products to international customers.

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

Major Customers

Sales and rental income to Devon Energy Production, Inc. ("Devon") and EOG Resources, Inc. ("EOG") for the year ended December 31, 2014 amounted to 18% and 15% of our revenue, respectively. Sales and rental income to EOG and Devon in the year ended December 31, 2013 amounted to 18% and 15% of our revenue, respectively. Sales and rental income to EOG and Devon in the year ended December 31, 2012 amounted to 32% and 12% of our revenue. No other single customer accounted for more than 10% of our revenues in 2014, 2013 or 2012.

EOG, Promatcon Tepatguna ("Promatcon") and Occidental Permian, LTD. ("Oxy") amounted to 20%, 18% and 14% of our accounts receivable as of December 31, 2014. EOG and Devon amounted to 18% and 14% of our accounts receivable as of December 31, 2013. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2014 and 2013. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2014, we had a sales backlog of approximately $5.8 million compared to $2.9 million as of December 31, 2013 .  We expect to fulfill the backlog in the first half of 2015.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2014, we had 353 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

Available Information

We use our website as a channel of distribution for company information.  We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.  We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors.   Paper copies of our filings are also available, without charge upon written request, at Natural Gas Services Group, Inc., 508 West Wall Street, Suite 550, Midland, Texas 79701. The information contained in our website is not part of this Report.

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

"flare" –  A tall stack equipped with burners used as a safety device at wellheads, refining facilities, gas processing plants, and chemical plants. Flares are used for the combustion and disposal of combustible gases. The gases are piped to a remote, usually elevated, location and burned in an open flame in the open air using a specially designed burner tip, auxiliary fuel, and steam or air. Combustible gases are flared most often due to emergency relief, overpressure, process upsets, startups, shutdowns, and other operational safety reasons. Natural gas that is uneconomical for sale is also flared. Often natural gas is flared as a result of the unavailability of a method for transporting such gas to markets.

"gas lift" – A production enhancement technique whereby natural gas is injected into an oil well to increase/improve the oil production.

"gas shale" – Fine grained rocks where the predominant gas storage mechanism is absorption and gas is stored in volumes that are potentially economic.

"oil shale" – Also referred to as tight oil, is petroleum that consists of light crude oil contained in petroleum-bearing formations of low-permeability, often shale or tight sandstone.

"reciprocating compressors" – A reciprocating compressor is a type of compressor which compresses vapor by using a piston in a cylinder and a back-and-forth motion.

"screw compressors" – A type of compressor used in low-pressure and vapor compression applications where two intermesh rotors create pockets of continuously decreasing volume, in which the gas is compressed and its pressure is increased.

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

Economic conditions in the United States and abroad have, and will likely continue to, affect our revenue and profitability. The condition of domestic and global financial markets, continued low  natural gas prices, and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could become signifigant.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for gas and oil would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

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

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors

Fracturing (frac) is a process that results in the creation of fractures in geological formations  in order to stimulate production from oil and gas wells.  Fracturing is also done to increase the rate and ultimate recovery of oil and natural gas. Hydraulic frac is the technique that has allowed domestic oil and natural gas exploration and production companies to produce massive shale deposits often referred to as unconventional plays. Concerns have been raised over possible environmental damages related to fluids used in the frac process.  While the FRAC (Fracturing Responsibility and Awareness of Chemicals) Act has been introduced on multiple occasions in Congress, as of February 1, 2015 the Act has yet to be adopted. The FRAC Act seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level.

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

Risks Associated With Our Company

As of December 31, 2014, a significant majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

Our products are used in production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations. While we maintain insurance coverage, we face the following risks under our insurance coverage:

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

During 2015, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. We do not anticipate demand for our products exceeding what we can fund with internally generated funds and additional bank borrowing with our current bank line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through internally generated funds, borrowings under bank credit facilities. Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2015, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2015, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $417,000 as of December 31, 2014.  All outstanding principal and unpaid interest is due on December 31, 2017.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

We believe that the lender participating in our current credit agreement  has adequate capital and resources. If our current  lender were to encounter difficulties, it is possible that the borrowing capacity under our credit agreement would be reduced or eliminated. In the event that the availability under our credit agreement was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (1) obtaining commitments from other banks to fund increased amounts under the terms of our credit agreement, (2) accessing the public capital markets, or (3) delaying certain projects. If it became necessary to access additional capital, any alternatives at the time may be on terms less favorable than under our existing credit agreement terms, which could have a material effect on our consolidated financial position, results of operations and cash flows.  If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available to us on acceptable terms, we may be unable take advantage of business opportunities or respond to competitive pressures, either of which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Our debt levels may negatively impact our current and future financial stability.

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2014, we had an aggregate of approximately $417,000 of outstanding indebtedness, and accounts payable, accrued expenses and current income tax liability of approximately $12.5 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

•	our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;

•	a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for other purposes; and

•	our leverage if increased to an unacceptable level, could make us more vulnerable to economic downturns.

If we are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

As of December 31, 2014, we had $417,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2015. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for approximately 33% of our revenue for the year ended December 31, 2014, and two customers that accounted for approximately 33% of our revenue for the year ended December 31, 2013.  At December 31, 2014, three customers accounted for 52% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

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

We have significantly expanded our operations since our formation in 1998 and anticipate that our growth will continue if we are able to execute our strategy, subject to the supply and demand for oil and natural gas.  Future growth may place significant strain on our management and other resources. To manage our future growth, we must be able to, among other things:

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

Our rental and sales contracts provide for varying forms of indemnification from our customers and in most cases may require us to indemnify our customers. Under some of our rental and sales contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property.  However, in certain rental and sales contracts we assume liability for damage to our customer’s property and other third-party on the site resulting from our negligence.  Since our products are used in production applications in the energy industry, expenses and liabilities in connection with accidents involving our products and services could be extensive and may exceed our insurance coverages.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the most recent recession, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in flat or moderate growth in our customers’ spending for our products and services in 2015. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. An aggregate of 23.6% of the outstanding shares of our common stock are owned by three institutional investors, each of which own more than 5% of our outstanding shares as of March 2, 2015.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.7% of the outstanding shares of our common stock as of March 2, 2015, could also have a negative impact on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2014:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	70,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Leased	13,135	Corporate offices
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Godley, Texas	Leased	5,000	Parts and services
Vernal, Utah	Leased	3,200	Parts and services
Carrollton, Ohio	Leased	2,600	Parts and services
Loveland, Colorado	Leased	2,400	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services
Grapevine, Texas	Leased	800	Sales
Total		222,035

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

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2014 and 2013.

2014	Low	High
First Quarter	$26.19	$34.81
Second Quarter	28.90	34.69
Third Quarter	23.80	33.36
Fourth Quarter	21.23	26.75
2013	Low	High
First Quarter	$16.76	$19.26
Second Quarter	18.82	23.86
Third Quarter	24.06	27.99
Fourth Quarter	25.26	30.52

As of December 31, 2014  as reflected by our transfer agent records, we had 16 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 6, 2015, the last reported sale price of our common stock as reported by the New York Stock Exchange was $18.35 per share.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014
250.00
200.00
150.00
100.00
50.00
0.00
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Natural Gas Services Group, Inc
S&P 500 Index
Philadelphia Oil Services Index

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	432,269	(1)	$17.55	186,419
Restricted Stock / Unit Plan	99,238		$28.22	473,717
Equity compensation plans not approved by security holders	20,000	(2)	$18.15	—
Total	551,507			660,136

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 stock option plan.

(2)	Total number of shares to be issued upon exercise of options granted outside of our 1998 stock option plan to Stephen C. Taylor, our Chief Executive Officer, under the terms of his initial employment.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the year ended December 31, 2014.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2014.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$96,974	$89,248	$93,722	$65,158	$53,908
Costs of revenues, exclusive of depreciation and amortization shown separately below	43,147	40,943	49,907	30,394	24,750
Gross margin(1)	53,827	48,305	43,815	34,764	29,158
Depreciation and amortization	21,507	18,144	15,707	13,994	11,927
Other operating expenses	10,334	8,141	7,893	5,910	5,867
Operating income	21,986	22,020	20,215	14,860	11,364
Total other income (expense)	172	492	(4)	769	(64)
Income before income taxes	22,158	22,512	20,211	15,629	11,300
Income tax expense	8,030	8,122	7,526	5,869	4,272
Net income	$14,128	$14,390	$12,685	$9,760	$7,028
Net income per common share:
Basic	$1.14	$1.17	$1.04	$0.80	$0.58
Diluted	$1.11	$1.15	$1.03	$0.80	$0.58
Weighted average shares of common stock outstanding:
Basic	12,434	12,324	12,220	12,148	12,108
Diluted	12,721	12,550	12,320	12,250	12,210
EBITDA(2)	$43,675	$40,712	$35,936	$29,678	$23,421

Cash flows from:
Operating Activities	$34,564	$39,244	$35,418	$33,623	$28,798
Investing Activities	(53,102)	(43,324)	(23,761)	(35,506)	(21,861)
Financing Activities	276	437	39	(864)	(10,817)
Net change in cash and cash equivalents	$(18,262)	$(3,643)	$11,696	$(2,747)	$(3,880)

	As of December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$55,927	$60,645	$62,036	$49,503	$48,338
Total assets	283,563	256,589	232,751	212,164	188,769
Long-term debt (including current portion)	417	577	897	1,017	2,000
Stockholders’ equity	210,587	192,737	175,825	161,542	150,591

(1)	Gross margin is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

(2)	EBITDA is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

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

Definition and use of gross margin

We define gross margin as total revenue less costs (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and costs (excluding depreciation and amortization expense), which are key components of our operations.  Gross margin differs from gross profit, in that gross profit includes depreciation expense.  We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes.  Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity.  Rather, depreciation expense reflects the systematic allocation of historical property and equipment values over the estimated useful lives.

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

Reconciliation

The following table reconciles EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net Income	$14,128	$14,390	$12,685	$9,760	$7,028
Interest expense, net	10	56	18	55	194
Income taxes	8,030	8,122	7,526	5,869	4,272
Depreciation and amortization	21,507	18,144	15,707	13,994	11,927
EBITDA	43,675	40,712	35,936	29,678	23,421
Other operating expenses	10,334	8,141	7,893	5,910	5,867
Other expenses (income)	(182)	(548)	(14)	(824)	(130)
Gross Margin	$53,827	$48,305	$43,815	$34,764	$29,158

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2014, 2013, and 2012.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page (ii).

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are paid monthly in advance and include maintenance of the rented compressors.  As of December 31, 2014, we had 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers, compared to 2,038 natural gas compressors totaling 283,165 horsepower rented to 95 customers at December 31, 2013.  Of the 2,189 compressors rented at December 31, 2014, 1,784 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Rental	$78,983	$69,062	$56,477
Sales	17,200	19,479	36,375
Service and maintenance	791	707	870
Total	$96,974	$89,248	$93,722

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

The oil and natural gas equipment rental and services industry is cyclical in nature.  The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for natural gas and oil and the corresponding changes in commodity prices.  As demand and prices increase, oil and natural gas producers increase their capital expenditures for drilling, development and production activities.  Generally, the increased capital expenditures ultimately result in greater revenues and profits for service and equipment companies.

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

Demand for our products and services was strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  During 2010, the economy began to recover and demand for our products began to strengthen. This recovery has continued through 2014 due to increasing oil prices, in spite of continued low natural gas prices. Towards the end of 2014 crude oil prices collapsed, placing uncertainty on the growth in demand for our products and services.

For fiscal year 2015, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2015.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital may not be available to us when we need it or on acceptable terms.

Notwithstanding the continued uncertain economy and low energy price environment, we believe the long-term trend in our market is favorable.

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

Revenue Recognition

Revenue from the sales of custom and fabricated compressors and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer.  However, in certain circumstances customers request a bill and hold arrangement, in which case sales revenue is recognized before delivery occurs. Under these bill and hold arrangements, the compressor or flare is available for shipment, the Company has fulfilled all of its pre-delivery performance obligations and the customer has completed and signed a bill and hold agreement. Revenue from sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.  Exchange and rebuild compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2014, three customers accounted for approximately 20%, 18% and 14% of our accounts receivable, and at December 31, 2013, two customers accounted for approximately 18% and 14% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. At December 31, 2014, our allowance for doubtful accounts balance was $507,000 and $436,000 at December 31, 2013.

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

We completed a review of goodwill for impairment during the fourth quarter of 2014 under the guidance of Accounting Standards Update 2012-02. Our analysis considered multiple qualitative factors to determine whether events and circumstances indicate a low likelihood that we have experienced impairment to the stated value of goodwill. Our assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the analysis we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill was recorded in the year ending at December 31, 2014. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2014, an adjustment to the allowance of $298,000 was made to remove obsolete inventory which represents 1.1% of inventory. This adjustment was the result of our obsolescence review which is conducted each year. We ended 2014 with a balance of $225,000.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of continued low natural gas and oil prices and potentially cautious capital spending by customers, we expect the overall activity levels to remain flat or drop in 2015. Currently, we believe that weak commodity prices will continue throughout 2015. In addition, credit and capital markets could show signs of stress resulting from the weakness of commodity prices and will impact the level of capital spending by our customers in the near term. We believe that the recovery from the recent market uncertainty will continue to be slow. The result will likely be lagging capital spending by our customers and therefore slow growth in demand for our products and services and price pressure from competitors.  We anticipate industry capital spending will be greatly decreased in 2015 compared to 2014 levels, and we believe our fabrication business will likely reflect this in our production level though 2015. We believe our rental operations business will be virtually flat or moderately down.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our operating units for the years ended December 31, 2014 and December 31, 2013.  Gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Revenue				Gross Margin, Exclusive of Depreciation and Amortization (1)
	Year Ended December 31,				Year Ended December 31,
	2014		2013		2014		2013
	(dollars in thousands)
Rental	$78,983	81.5%	$69,062	77.4%	$47,461	60.1%	$40,045	58.0%
Sales	17,200	17.7%	19,479	21.8%	5,903	34.3%	7,897	40.5%
Service & Maintenance	791	0.8%	707	0.8%	463	58.5%	363	51.3%
Total	$96,974		$89,248		$53,827	55.5%	$48,305	54.1%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue increased to $97.0 million from $89.2 million, or 8.7%, for the year ended December 31, 2014, compared to 2013. This was the result of a 11.7% decrease in sales revenue offset by a 14.4% increase in rental revenue and a 11.9% increase in service and maintenance revenue.

Rental revenue increased to $79.0 million from $69.1 million, or 14.4%, for the year ended December 31, 2014, compared to 2013.  This increase was the result of improved rental pricing of our units and our ability to place additional units in service. As of December 31, 2014, we had 2,879 natural gas compressors in our rental fleet totaling 401,361 horsepower, as compared to 2,556 natural gas compressors totaling 351,187 horsepower at December 31, 2013.  As of December 31, 2014, we had 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers, compared to 2,038 natural gas compressors totaling 283,165 horsepower rented to 95 customers at December 31, 2013. The rental fleet had a utilization of 76.0% as of December 31, 2014 as compared to 79.7% at year end 2013.

Sales revenue decreased to $17.2 million from $19.5 million, or 11.7%, for the year ended December 31, 2014, compared to 2013. Our normal sales activity continues to reflect demand from our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2014 was $3.14/MMBtu, down from $4.31/MMBtu one year ago. The price of natural gas remains at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This has caused capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

The overall gross margin percentage increased to 55.5% for the twelve months ended December 31, 2014, from 54.1% for the same period ended December 31, 2013, exclusive of depreciation and amortization. This increase is the result of the relatively higher margin rentals comprising a larger share of total revenue. Rental revenue increased by 14.4% while sales revenue declined. Rental margins increased for the year ended December 31, 2014 compared to 2013 from 58.0% to 60.1%. Sales margin decreased to 34.3% from 40.5% for the year ended 2014 compared to 2013. Third party service and maintenance margins increased to 58.5% from 51.3% for the year ended December 31, 2014 compared to 2013. Service and maintenance represents less than 1% of our revenue providing minimal impact on our overall gross margin.

Selling, general, and administrative expense increased to $10.3 million for the year ended December 31, 2014, as compared to $8.1 million for 2013.  This 26.9% increase is primarily due to our need to maintain consistent staffing levels, salary increases for existing staff ($243,000) and non-cash expenses related to stock compensation ($1.5 million).

Depreciation and amortization expense increased to $21.5 million from $18.1 million, or 18.5%, for the year ended December 31, 2014, compared to 2013.  This increase was the net result of 323 new gas compressor rental units being added to the rental fleet in 2014, thus increasing the depreciable base.

Provision for income tax decreased to $8.0 million from $8.1 million, or 1.1%, and is the result of the decrease in taxable income. Our effective tax rate was 36.2% for 2014 and 36.1% for 2013.

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

Sales revenue decreased to $19.5 million from $36.4 million, or 46.4%, for the year ended December 31, 2013, compared to 2012. This decrease was the result of the large one time sale from our fleet in 2012. Our normal sales activity continues to reflect demand from our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2013 was $4.31/MMBtu, up from $3.43/MMBtu one year earlier. Despite this increase in natural gas prices, the price of natural gas remained at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This has caused capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

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

Selling, general, and administrative expense increased to $8.1 million for the year ended December 31, 2013, as compared to $7.9 million for 2012.  This 3.1% increase was primarily due to increases in staffing levels, salary increases for existing staff and expenses related to vesting of restricted shares.

Depreciation and amortization expense increased to $18.1 million from $15.7 million, or 15.5%, for the year ended December 31, 2013, compared to 2012.  This increase was the net result of 277 new gas compressor rental units being added to the rental fleet in 2013, thus increasing the depreciable base.

Provision for income tax increased to $8.1 million from $7.5 million, or 7.9%, and was the result of the increase in taxable income. Our effective tax rate was 36.1% for 2013 and 37.2% for 2012.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2014 and 2013 are set forth below.

	2014	2013
	(in thousands)
Current Assets:
Cash and cash equivalents	$6,181	$24,443
Trade accounts receivable, net	10,408	6,750
Inventory, net	32,624	26,832
Prepaid income taxes	6,242	2,281
Prepaid expenses and other	472	339
Total current assets	55,927	60,645
Current Liabilities:
Line of credit	—	577
Accounts payable	4,990	3,904
Accrued liabilities	6,624	6,487
Current income tax liability	851	350
Deferred income	1,635	873
Total current liabilities	14,100	12,191
Net working capital	$41,827	$48,454

Historically, we have funded our operations through public and private offerings of our equity securities, subordinated debt, bank borrowings and cash flow from operations. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions. In recent years, we have primarily funded our operations through cash flow from operations and, to a lesser extent, borrowings under our bank line of credit, which is described below. For the year ended December 31, 2014, we invested approximately $53.3 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.

Cash flows

At December 31, 2014, we had cash and cash equivalents of $6.2 million and working capital of $41.8 million, and total debt of $417,000 under our credit agreement, all which is due in 2017. Our cash and cash equivalent decreased from 2013 due to an increase in demand from our customers for additional rental compression.We had positive net cash flow from operating activities of approximately $34.6 million during 2014. This was primarily from net income of $14.1 million plus depreciation and amortization of $21.5 million.

At December 31, 2013, we had cash and cash equivalents of $24.4 million, working capital of $48.5 million and total debt of $577,000, under our line of credit. We had positive net cash flow from operating activities of approximately $39.2 million during 2013. This was primarily from net income of $14.4 million plus depreciation and amortization of $18.1 million, and an increase in deferred taxes of $7.7 million.

     Raw materials and work in progress inventory increased to $32.6 million as of the end of 2014, as compared to $26.8 million as of the end of 2013. This increase is mainly a reflection of inventory management activity and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2015	2016	2017	2018	Thereafter	Total
Line of credit	$—	$—	$417	$—	$—	$417
Interest on line of credit	17	17	17	—	—	51
Purchase obligations	620	620	620	612	—	2,472
Other long term liabilities	—	—	—	155	—	155
Facilities and office leases	288	261	241	113	15	918
Equipment leases	13	7	2	—	—	22
Total	$938	$905	$1,297	$880	$15	$4,035

Senior Bank Borrowings

On November 19, 2014, we amended and renewed our $30 million Credit Agreement with JP Morgan Chase Bank, N.A. ("the Amended Credit Agreement"). The Amended Credit Agreement was extended to December 31, 2017, and the interest rate terms were amended. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). As of December 31, 2014, we owed $417,000 on the line of credit under the Credit Agreement.

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

Maturity. The maturity date of the Amended Credit Agreement is December 31, 2017, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default.

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

As of December 31, 2014, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

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

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31, 2014:

Expenditure Category	2014	2013	2012
	(in thousands)
Rental equipment, vehicles and shop equipment	$53,342	$43,419	$23,766

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow and additional bank borrowings are adequate to fully fund our net capital expenditures requirements for 2015.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations can be met.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2014 we had met $2.3 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2014 was $155,000.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2014 and 2013, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2014, three customers accounted for 52% of our accounts receivable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2014, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2014 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in their 2013 Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2014. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 13, 2015 on the effectiveness of internal control over financial reporting. That report is included herein.
ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Natural Gas Services Group, Inc. as of December 31, 2014 and 2013 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 13, 2015

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted in the "Investor Relations" section of our website at www.ngsgi.com. The Code of Business Conduct and Ethics maybe obtained free of charge by writing to Natural Gas Services Group, Inc., Attn: Investor Relations, 508 W. Wall Street, Suite 550 Midland, Texas 79701.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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
10.5
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014.)

10.6
Third Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated November 19, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

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

10.9
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2014, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014.)

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

NATURAL GAS SERVICES GROUP, INC.

Date:	March 13, 2015	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2015
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 13, 2015
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 13, 2015
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 13, 2015
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 13, 2015
David L. Bradshaw
/s/ John W. Chisholm	Director	March 13, 2015
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheets of Natural Gas Services Group, Inc. (the "Company") as of December 31, 2014 and 2013 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 13, 2015

NATURAL GAS SERVICES GROUP, INC. BALANCE SHEETS (in thousands, except per share amounts)
	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,181	$24,443
Trade accounts receivable, net of allowance for doubtful accounts of $507 and $436, respectively	10,408	6,750
Inventory, net of allowance for obsolescence of $225 and $128, respectively	32,624	26,832
Prepaid income taxes	6,242	2,281
Prepaid expenses and other	472	339
Total current assets	55,927	60,645
Rental equipment, net of accumulated depreciation of $106,179 and $86,533, respectively	208,292	176,420
Property and equipment, net of accumulated depreciation of $10,830 and $9,692 respectively	7,362	7,429
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,257 and $1,132, respectively	1,902	2,027
Other assets	41	29
Total assets	$283,563	$256,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$—	$577
Accounts payable	4,990	3,904
Accrued liabilities	6,624	6,487
Current income tax liability	851	350
Deferred income	1,635	873
Total current liabilities	14,100	12,191
Line of credit, non-current	417	—
Deferred income tax liability	58,304	51,464
Other long-term liabilities	155	197
Total liabilities	72,976	63,852
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,466 and 12,366 shares issued and outstanding, respectively	124	123
Additional paid-in capital	95,065	91,344
Retained earnings	115,398	101,270
Total stockholders' equity	210,587	192,737
Total liabilities and stockholders' equity	$283,563	$256,589

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Rental income	$78,983	$69,062	$56,477
Sales	17,200	19,479	36,375
Service and maintenance income	791	707	870
Total revenue	96,974	89,248	93,722
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	31,522	29,017	23,737
Cost of sales, exclusive of depreciation stated separately below	11,297	11,582	25,816
Cost of service and maintenance, exclusive of depreciation stated separately below	328	344	354
Selling, general, and administrative expenses	10,334	8,141	7,893
Depreciation and amortization	21,507	18,144	15,707
Total operating costs and expenses	74,988	67,228	73,507
Operating income	21,986	22,020	20,215
Other income (expense):
Interest expense	(10)	(56)	(18)
Other income	182	548	14
Total other income (expense)	172	492	(4)
Income before provision for income taxes	22,158	22,512	20,211
Provision for income taxes:
Current	1,190	399	554
Deferred	6,840	7,723	6,972
Total income tax expense	8,030	8,122	7,526
Net income	$14,128	$14,390	$12,685
Earnings per share:
Basic	$1.14	$1.17	$1.04
Diluted	$1.11	$1.15	$1.03
Weighted average shares outstanding:
Basic	12,434	12,324	12,220
Diluted	12,721	12,550	12,320

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2011	—	$—	12,179	$122	$87,225	$74,195	$161,542
Exercise of common stock options and warrants	—	—	23	—	180	—	180
Compensation expense on common stock options	—	—	—	—	440	—	440
Issuance of restricted stock	—	—	39	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	978	—	978
Net income	—	—	—	—	—	12,685	12,685
BALANCES, December 31, 2012	—	$—	12,241	$122	$88,823	$86,880	$175,825
Exercise of common stock options	—	—	53	—	829	—	829
Compensation expense on common stock options	—	—	—	—	198	—	198
Issuance of restricted stock	—	—	72	—	—	—	—
Tax benefit of equity compensation			—	—	10	—	10
Compensation expense on restricted common stock	—	—	—	1	1,484	—	1,485
Net income	—	—	—	—	—	14,390	14,390
BALANCES, December 31, 2013	—	$—	12,366	$123	$91,344	$101,270	$192,737
Exercise of common stock options	—	—	3	—	59	—	59
Compensation expense on common stock options	—	—	—	—	426	—	426
Issuance of restricted stock	—	—	97	—	—	—	—
Tax benefit of equity compensation	—	—	—	—	419	—	419
Compensation expense on restricted common stock	—	—	—	1	2,817	—	2,818
Net income	—	—	—	—	—	14,128	14,128
BALANCES, December 31, 2014	—	$—	12,466	$124	$95,065	$115,398	$210,587

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,128	$14,390	$12,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,507	18,144	15,707
Deferred taxes	6,840	7,723	6,972
Gain on extinguishment of liability	—	(223)	—
Gain on disposal of assets	(160)	(48)	—
Inventory allowance	395	—	—
Stock based compensation	3,244	1,682	1,418
Changes in current assets (increase) decrease in:
Trade accounts receivables	(3,658)	(59)	(1,012)
Inventory	(6,112)	(323)	456
Prepaid income taxes and prepaid expenses	(3,997)	(1,870)	(281)
Changes in current liabilities increase (decrease) in:
Accounts payable and accrued liabilities	1,126	1,154	1,863
Current income tax liability	920	(162)	447
Deferred income	762	(1,154)	(2,836)
Other	(12)	—	(1)
Tax benefit from equity compensation	(419)	(10)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,564	39,244	35,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental, property and equipment	(53,342)	(43,419)	(23,766)
Proceeds from sale of property and equipment	240	95	5
NET CASH USED IN INVESTING ACTIVITIES	(53,102)	(43,324)	(23,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities, net	(42)	(82)	(21)
Repayments of line of credit, net	(160)	(320)	(120)
Tax benefit from equity compensation	419	10	—
Proceeds from exercise of stock options	59	829	180
NET CASH PROVIDED BY FINANCING ACTIVITIES	276	437	39
NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,262)	(3,643)	11,696
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,443	28,086	16,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,181	$24,443	$28,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10	$56	$18
Income taxes paid	$4,108	$2,590	$267
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$131	$207	$8,690
Property and equipment purchases included in accounts payable	$218	$251	$31

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

Nature of Operations

Natural Gas Services Group, Inc. is a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas production business in the United States (such as coal bed methane, gas shale, tight gas and oil shale).  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells.  NGSG provides maintenance services for its natural gas compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and natural gas plant and production facilities.

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% for large custom contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.   The allowance for doubtful accounts was $507,000 and $436,000 at December 31, 2014 and 2013, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

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

Major Customers and Concentration of Credit Risk

Sales and rental income to Devon Energy Production, Inc. ("Devon") and EOG Resources, Inc. ("EOG") in 2014 amounted to 18% and 15% of revenue, respectively. Sales and rental income to EOG and Devon in 2013 amounted to 18% and 15% of revenue, respectively. Sales and rental income to EOG and Devon in 2012 amounted to 32% and 12% of revenue. No other single customer accounted for more than 10% of our revenues in 2014, 2013 or 2012. EOG, Promatcon and Oxy amounted to 20%, 18% and 14% of our accounts receivable as of December 31, 2014. EOG and Devon amounted to 18% and 14% of our accounts receivable as of December 31, 2013, respectively. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2014 and 2013.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $225,000 and $128,000 at December 31, 2014 and 2013, respectively. There were no new completed compressor units at December 31, 2014 or at December 31, 2013 available for sale or for use in our rental fleet.  At December 31, 2014 and 2013, inventory consisted of the following (in thousands):

	2014	2013
Raw materials	$25,984	$20,524
Work in process	6,640	6,308
Total	$32,624	$26,832

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

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. The annual goodwill impairment test is performed in the fourth quarter of each year. We experienced no impairment of goodwill at December 31, 2014 and 2013.

Intangibles

At December 31, 2014, NGSG had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2014 and 2013 was $1.9 million and $2.0 million respectively.  Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately ten years as of December 31, 2014.  Amortization expense recognized in each of the years ending December 31, 2014, 2013, and 2012 was $125,000, $130,000 and $125,000 respectively. Estimated amortization expense for the years 2015-2024 is $125,000 per year. NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2014 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2014			December 31, 2013

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	2,505	1,257	1,248	2,505	1,132	1,373
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$1,257	$1,902	$3,159	$1,132	$2,027

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets at December 31, 2014 or 2013.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $0 and $28,000 for December 31, 2014 and 2013, respectively, and is included in accrued liabilities on the balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were no an anti-dilutive securities in 2014, 2013, and 2012.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$14,128	$14,390	$12,685
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,434	12,324	12,220
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,434	12,324	12,220
Dilutive effect of stock options and restricted shares	287	226	100
Diluted weighted average shares	12,721	12,550	12,320
Earnings per common share:
Basic	$1.14	$1.17	$1.04
Diluted	$1.11	$1.15	$1.03

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2014 or 2013.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2014 and 2013 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

Segments and Related Information

ASC 280-10-50, “Operating Segments”, define the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we indeed look at our products to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.  Our CODM does not make resource allocation decisions or access the performance of the business based on these categories, but rather in the aggregate. Based on this, Management believes that it operates in one business segment.

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
2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter.  Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2014 are as follows :

Years Ending December 31, (in thousands)
2015	$9,835
2016	1,306
Thereafter	—
Total	$11,141

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2014 and 2013 (in thousands):

	Useful Lives (Years)	2014	2013
Land and building	30	$5,636	$5,636
Leasehold improvements	39	793	770
Office equipment and furniture	5	1,376	1,434
Software	5	573	573
Machinery and equipment	7	2,847	2,635
Vehicles	3	6,967	6,073
Total		18,192	17,121
Less accumulated depreciation		(10,830)	(9,692)
Total		$7,362	$7,429

Depreciation expense for property and equipment and the compressors described in Note 2 was $21.4 million, $18.0 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.6 million borrowing base availability at December 31, 2014 under the terms of our Amended Credit Agreement.

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

Maturity . The maturity date of the Amended Credit Agreement is December 31, 2017, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default.

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

As of December 31, 2014, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2014 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2014 was 1.40%.

5.  Other Long-term Liabilities

At December 31, 2012, we had a long-term liability of $275,000 to Midland Development Corporation. The liability was fully satisfied during the quarter ended March 31, 2013. As a result of our performance under the agreement, a payment to Midland Development Corporation of $52,000 was made to settle the liability, resulting in a gain of $223,000, which is included in the other income line, in our statement of income for the year ended December 31, 2013.

In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $155,000 and $197,000 as of December 31, 2014 and 2013, respectively.

6.  Income Taxes

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012, consists of the following (in thousands):

	2014	2013	2012
Current provision:
Federal	$995	$69	$332
State	195	330	222
Total current provision	1,190	399	554
Deferred provision:
Federal	6,840	7,723	6,972
Total deferred provision	6,840	7,723	6,972
Total provision	$8,030	$8,122	$7,526

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Deferred income tax assets:
Stock Compensation	$1,249	$916
Other	80	45
Total deferred income tax assets	$1,329	$961

Deferred income tax liabilities:
Property and equipment	$(58,610)	(51,377)
Goodwill and other intangible assets	(1,023)	(1,048)
Total deferred income tax liabilities	(59,633)	(52,425)
Net deferred income tax liabilities	$(58,304)	$(51,464)

The effective tax rate for the years ended December 31, 2014, 2013 and 2012, differs from the statutory rate as follows:

	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
State and local taxes	1.5%	1.7%	0.7%
Other	0.7%	0.4%	2.5%
Effective rate	36.2%	36.1%	37.2%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2014, 2013 and 2012, there were no significant income tax interest or penalty items in the statement of income.

We had a federal net operating loss carry forward of $3.2 million as of December 31, 2012, which was utilized in the year ended December 31, 2013. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2009.

7.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2014 and 2013, there were no issued or outstanding preferred shares.

8. Stock-Based Compensation

Restricted Stock

On June 16, 2009, at our annual meeting of shareholders, our shareholders adopted the 2009 Restricted Stock/Unit Plan.  On June 3, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Plan to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. On March 20, 2014, the Compensation Committee awarded 15,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett our Vice President of Technical Services, subject to the approval at our June 2014 annual meeting of shareholders of a proposal to increase the number of shares reserved for issuance under our 2009 restricted Stock\Unit Plan. As the proposal was approved by shareholders at the 2014 annual meeting, we issued the restricted shares to Messrs. Hazlett and Lawrence which vest one year from the grant date. We also awarded and issued 13,152 shares of restricted common stock to our Board of Directors as partial payment for 2014 Directors' fees. The restricted stock issued to our Directors vests over one year, in quarterly installments, beginning March 31, 2015. In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2013 performance, Mr. Taylor, was awarded 49,420 restricted shares on January 23, 2014, which vest one year from the date of grant. Compensation expense related to the restricted shares was approximately $2,818,000, $1,485,000 and $978,000 for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was a total of approximately $608,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares.  This expense is expected to be recognized within one year. As of December 31, 2014, 423,717 shares were still available for issuance under the 2009 Restricted Stock/Unit Plan.

A summary of all restricted stock activity as of December 31, 2014 and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	103,618	$18.94	9.07	$2,857
Granted	92,572	29.18	—	2,701
Vested	(96,952)	19.21	—	2,935
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2014	99,238	$28.22	9.00	$2,286

Stock Option Plan

Our 1998 Stock Option Plan (the "Plan"), which is stockholder approved, permits the grant of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Plan to add additional 200,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan).  The last date that grants can be made under the Plan is March 1, 2016.  As of December 31, 2014, 186,419 shares were still available for issue under the Plan.

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

Weighted average Black -Scholes fair value assumption during the years ended December 31, are as follows:	2014	2013	2012
Risk free rate	1.96%	1.02%	0.98%
Expected life	6 years	6 years	5 years
Expected volatility	58.44%	60.39%	62.37%
Expected dividend yield	—	—	—

A summary of all option activity as of December 31, 2014 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	378,852	$15.61	5.23	$4,533
Granted	60,000	30.06
Exercised	(3,500)	17.13		48
Canceled/Forfeited	(3,083)	22.13		24
Expired	—	—
Outstanding, December 31, 2014	432,269	$17.55	10.10	$2,786
Exercisable, December 31, 2014	340,435	$15.34	8.99	$2,622

We granted three options to purchase a total of 60,000 shares to non-executive employees in March, July and October 2014 at an exercise price of $30.41, $33.36 and $23.30, respectively with a three year vesting period.

The weighted average grant date fair value of options granted during the years 2014, 2013, and 2012 was $16.56, $10.30, and $8.22 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $48,000, $458,000, and $151,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $59,000, $829,000, and $180,000, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2014:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-9.43	71,352	1.97	$8.72	71,352	$8.72
$9.44-15.60	70,000	4.06	$12.51	64,166	$12.30
$15.61-18.75	146,917	5.60	$17.81	119,917	$17.60
$18.76-33.36	144,000	6.03	$24.12	85,000	$20.00
	432,269	4.89	$17.55	340,435	$15.34

The summary of the status of our unvested stock options as of December 31, 2014 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	63,082	$9.87
Granted	60,000	$16.56
Vested	(28,915)	$9.80
Cancelled/Forfeited	(2,333)	$12.87
Unvested at December 31, 2014	91,834	$14.19

We recognized stock compensation expense from stock options vesting of $426,000, $198,000, and $440,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $808,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 3.0 years.

9. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $296,000, $294,000, and $283,000 to the 401(k) Plan in 2014, 2013 and 2012, respectively.

Rented Facilities, Vehicles and Equipment

We lease certain of our facilities and equipment under operating leases with terms generally ranging from month-to-month to five years.  Most leases contain renewal options.  Remaining future minimum rental payments due under these leases are as follows:

Years Ending December 31, (in thousands)
2015	$301
2016	268
2017	243
2018	113
2019	15
Total	$940

Rent expense under such leases was $380,000, $358,000, and $453,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

10.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2014	Q1	Q2	Q3	Q4	Total
Total revenue	$22,322	$21,952	$25,599	$27,101	$96,974
Operating income	4,362	5,085	5,840	6,699	21,986
Net income	2,856	3,385	3,883	4,004	14,128
Net income per share - Basic	0.23	0.27	0.31	0.32	1.14
Net income per share - Diluted	0.23	0.27	0.30	0.32	1.11

2013	Q1	Q2	Q3	Q4	Total
Total revenue	$23,983	$20,258	$21,865	$23,142	$89,248
Operating income	6,138	5,844	5,088	4,950	22,020
Net income	3,994	3,844	3,394	3,158	14,390
Net income per share - Basic	0.33	0.31	0.28	0.25	1.17
Net income per share - Diluted	0.32	0.31	0.27	0.25	1.15

Amounts may not add due to rounding differences.

********
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)
3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)
4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (No. 333-161346) and filed on August 14, 2009)
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
10.5
Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014.)

10.6
Third Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated November 19, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012.)

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

10.9
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated December 31, 2014, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014.)

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