Form 10-Q
period 2015-03-31
NATURAL GAS SERVICES GROUP INC
filed 2015-05-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 1, 2015
Common Stock, $0.01 par value	12,733,527

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,620	$6,181
Trade accounts receivable, net of allowance for doubtful accounts of $670 and $507, respectively	9,629	10,408
Inventory, net	27,478	32,624
Prepaid income taxes	5,007	6,242
Prepaid expenses and other	426	472
Total current assets	51,160	55,927
Rental equipment, net of accumulated depreciation of $111,538 and $106,179, respectively	209,807	208,292
Property and equipment, net of accumulated depreciation of $10,776 and $10,830 respectively	8,802	7,362
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,288 and $1,257, respectively	1,871	1,902
Other assets	41	41
Total assets	$281,720	$283,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	2,325	4,990
Accrued liabilities	2,963	6,624
Current income tax liability	1,501	851
Deferred income	907	1,635
Total current liabilities	7,696	14,100
Line of credit, non-current portion	417	417
Deferred income tax liability	58,895	58,304
Other long-term liabilities	148	155
Total liabilities	67,156	72,976
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,578 and 12,466 shares issued and outstanding, respectively	126	124
Additional paid-in capital	95,346	95,065
Retained earnings	119,092	115,398
Total stockholders' equity	214,564	210,587
Total liabilities and stockholders' equity	$281,720	$283,563

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2015	2014
Revenue:
Rental income	$20,603	$18,789
Sales, net	3,912	3,338
Service and maintenance income	226	195
Total revenue	24,741	22,322
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,727	7,956
Cost of sales, exclusive of depreciation stated separately below	2,813	2,235
Cost of service and maintenance, exclusive of depreciation and amortization stated separately below	38	84
Selling, general, and administrative expense	2,588	2,643
Depreciation and amortization	5,788	5,042
Total operating costs and expenses	18,954	17,960
Operating income	5,787	4,362
Other income (expense):
Interest expense	(3)	(2)
Other income	42	5
Total other income (expense)	39	3
Income before provision for income taxes	5,826	4,365
Provision for income taxes	2,132	1,509
Net income	$3,694	$2,856
Earnings per share:
Basic	$0.30	$0.23
Diluted	$0.29	$0.23
Weighted average shares outstanding:
Basic	12,504	12,373
Diluted	12,713	12,692

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,694	$2,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,788	5,042
Deferred income taxes	591	40
Stock based compensation	794	749
Bad debt allowance	160	49
Gain on disposal of assets	(44)	—
Changes in current assets and liabilities:
Trade accounts receivables	619	94
Inventory	5,146	1,068
Prepaid expenses	1,184	1,578
Accounts payable and accrued liabilities	(6,229)	(781)
Current income tax liability	307	(289)
Deferred income	(728)	(742)
Other	—	(6)
Tax benefit from equity compensation	343	(43)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,625	9,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,712)	(13,439)
Proceeds from sale of property and equipment	44	—
NET CASH USED IN INVESTING ACTIVITIES	(8,668)	(13,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(7)	(9)
Repayments of line of credit, net	—	(80)
Proceeds from exercise of stock options	492	34
Taxes paid related to net share settlement of equity awards	(660)	—
Tax benefit from equity compensation	(343)	43
NET CASH USED IN FINANCING ACTIVITIES	(518)	(12)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,439	(3,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,181	24,443
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,620	$20,607
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3	$2
Income taxes paid	$—	$—

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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2015 and the results of our operations for the three months ended March 31, 2015 and 2014 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public entities, the amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is prohibited. In April 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2017. Under the proposal, the new standard will be effective during our first quarter ending March 31, 2018.We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2014, and changes during the three months ended March 31, 2015 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	432,269	$17.55	10.10	$2,786
Granted	—	—
Exercised	(50,000)	9.84
Canceled/Forfeited	(1,500)	30.41
Outstanding, March 31, 2015	380,769	$18.52	5.17	$957
Exercisable, March 31, 2015	325,599	$17.05	4.56	$951

The following table summarizes information about our stock options outstanding at March 31, 2015:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	95,852	3.96	$11.26	95,852	$11.26
$15.71-17.81	102,750	4.44	17.51	102,750	17.51
$17.82-20.48	124,667	4.93	19.60	111,167	19.71
$20.49-33.36	57,500	9.04	30.05	15,830	30.41
	380,769	5.17	$18.52	325,599	$17.05

The summary of the status of our unvested stock options as of December 31, 2014 and changes during the three months ended March 31, 2015 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,834	$14.19
Granted	—	—
Vested	(35,164)	12.88
Canceled/Forfeited	(1,500)	16.79
Unvested at March 31, 2015	55,170	$14.95

As of March 31, 2015, there was $693,517 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.8 years. Total compensation expense for stock options was $114,002 and $56,790 for the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2014 performance, Mr. Taylor, was awarded 83,590 restricted shares on January 16, 2015, which vest one year from the date of grant. On March 19, 2015, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest one year from the grant date. We also awarded and issued 21,968 shares of restricted common stock to our Board of Directors as partial payment for 2015 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2016. Total compensation expense related to restricted stock awards was $679,770 and $692,682 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was a total of $2,715,334 of unrecognized compensation expense related to these shares which is expected to be recognized over the next twelve months.

(3) Inventory

Our inventory, net of allowance for obsolescence of $225,000 at March 31, 2015 and December 31, 2014, consisted of the following amounts:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$21,596	$25,984
Work in process	5,882	6,640
	$27,478	$32,624

During the three months ended March 31, 2015 and 2014, there were no write offs of obsolete inventory against the allowance for obsolescence.

(4) Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.6 million borrowing base availability at March 31, 2015 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2015, our weighted average interest rate was 1.42%.

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

As of March 31, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2015 and December 31, 2014, our outstanding balance on the line of credit was $417,000.

(5) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended
	March 31,
	2015	2014
Numerator:
Net income	$3,694	$2,856
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,504	12,373

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,504	12,373
Dilutive effect of stock options and restricted stock	209	319
Diluted weighted average shares	12,713	12,692
Earnings per common share:
Basic	$0.30	$0.23
Diluted	$0.29	$0.23

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

For the three months ended March 31, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$20,603	$3,912	$226	$—	$24,741
Operating costs and expenses	7,727	2,813	38	8,376	18,954
Other income, net	—	—	—	39	39
Income before provision for income taxes	$12,876	$1,099	$188	$(8,337)	$5,826

For the three months ended March 31, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$18,789	$3,338	$195	$—	$22,322
Operating costs and expenses	7,956	2,235	84	7,685	17,960
Other income, net	—	—	—	3	3
Income before provision for income taxes	$10,833	$1,103	$111	$(7,682)	$4,365

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our  Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2015, we had 2,116 natural gas compressors totaling 292,527 horsepower rented to 100 customers compared to 2,076 natural gas compressors totaling 287,355 horsepower rented to 95 customers at March 31, 2014.

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

Demand for our products and services have been historically strong, but in 2009 and early 2010 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  This began to show signs of easing during the latter part of 2010 and through 2013. However, natural gas prices have had only slight movements up followed by downward movements. Meanwhile, opportunities have developed in non-conventional shale plays. The economics of these shale plays is more dependent on oil prices. While shale plays continued to offer opportunities, natural gas prices have not surged. In late 2014, oil prices dropped significantly. The low price environment for both oil and natural gas has left demand for compression in conventional areas uncertain.

Natural gas and oil prices continue at levels that do not encourage energy companies to invest capital in drilling projects. In addition, the domestic economy has not fully recovered. Notwithstanding the continuing uncertain economy and financial markets, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by our ability to withstand temporary disruptions and position the Company for the long term.

Results of Operations

Three months ended March 31, 2015, compared to the three months ended March 31, 2014.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2015 and 2014.

	Revenue Three months ended March 31,
	(in thousands)
	2015		2014
Rental	$20,603	83%	$18,789	84%
Sales	3,912	16%	3,338	15%
Service and Maintenance	226	1%	195	1%
Total	$24,741		$22,322

Total revenue increased to $24.7 million from $22.3 million, or 11%, for the three months ended March 31, 2015, compared to the same period ended March 31, 2014. The $2.4 million increase in revenue was due to an increase in rental revenue of $1.8 million, or 10% and an increase in sales revenue of $574,000, or 17%.

Rental revenue increased to $20.6 million from $18.8 million for the three months ended March 31, 2015, compared to the same period ended March 31, 2014.  This increase is the result of continued demand for low to mid horsepower compression.  We ended the quarter with 2,918 compressor packages in our rental fleet, up from 2,643 units at March 31, 2014.  The rental fleet had a utilization of 72.5% as of March 31, 2015 compared to 78.6% utilization as of March 31, 2014. This drop in utilization is mainly the result of compressor rental units being returned in older, dry gas areas. We continue to increase the number of compressors rented in non-conventional areas. In the event that natural gas prices increase, we should see additional utilization of our fleet due to a possible leveling of returns related to dry gas.

Sales revenue increased to $3.9 million from $3.3 million for the three months ended March 31, 2015, compared to the same period ended March 31, 2014.  This increase is the result of timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also an increase in demand for flares during this comparative period.

Our overall operating income increased $1.4 million to $5.8 million from $4.4 million with the margin percentage increasing to 23% from 20% for the three months ended March 31, 2015 and March 31, 2014. The operating margin increased primarily due to containment of costs.

Selling, general, and administrative expense remained steady at $2.6 million for the three months ended March 31, 2015, as compared to the same period ended March 31, 2014.

Depreciation and amortization expense increased to $5.8 million for the three months ended March 31, 2015, compared to $5.0 million for the period ended March 31, 2014.  This was the result of new gas compressor rental units being added to the rental fleet from March 31, 2014 to March 31, 2015. We added a net of 39 compressors to our rental fleet during the three month period ending March 31, 2015.

Provision for income tax was $2.1 million and $1.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The provision is the result of an increase in taxable income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2015 and December 31, 2014 are set forth below:

	March 31,	December 31,
	2015	2014
	(in thousands)
Current Assets:
Cash and cash equivalents	$8,620	$6,181
Trade accounts receivable, net	9,629	10,408
Inventory, net	27,478	32,624
Prepaid income taxes	5,007	6,242
Prepaid expenses and other	426	472
Total current assets	51,160	55,927
Current Liabilities:
Accounts payable	2,325	4,990
Accrued liabilities	2,963	6,624
Current portion of tax liability	1,501	851
Deferred income	907	1,635
Total current liabilities	7,696	14,100
Total working capital	$43,464	$41,827

For the three months ended March 31, 2015, we invested $8.7 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At March 31, 2015, we had cash and cash equivalents of $8.6 million compared to $6.2 million at December 31, 2014.  Our cash flow from operations of $11.6 million was offset by capital expenditures of $8.7 million, during the three months ended March 31, 2015.  We had working capital of $43.5 million at March 31, 2015 compared to $41.8 million at December 31, 2014. On March 31, 2015 and December 31, 2014, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as non-current. We had positive net cash flow from operating activities of $11.6 million during the first three months of 2015 compared to $9.6 million for the first three months of 2014.  The cash flow from operations of $11.6 million was primarily the result of the net income of $3.7 million and the non-cash items of depreciation of $5.8 million and $794,000 related to the expenses associated with stock options and restricted shares.

Strategy

For the remainder of the fiscal year 2015 and into 2016, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2015, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms. Capital expenditures for the year ending December 31, 2015 are not anticipated to exceed our internal cash generating capacity and our line of credit.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses.

Bank Borrowings

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.6 million million borrowing base availability at March 31, 2015, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2015, our weighted average interest rate was 1.42%.

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

As of March 31, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2015, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2015 (1)	2016	2017	2018	Thereafter	Total
Line of credit (secured)	$—	$—	$417	$—	$—	$417
Interest on line of credit(2)	13	17	17	—	—	47
Purchase obligations	357	476	476	476	568	2,353
Other long-term liabilities	—	—	—	—	148	148
Facilities and office leases	216	261	241	113	15	846
Equipment leases	10	7	2	—	—	19
Total	$596	$761	$1,153	$589	$731	$3,830

(1)For the nine months remaining in 2015.
(2)Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public entities, the amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is prohibited. In April 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2017. Under the proposal, the new standard will be effective during our first quarter ending March 31, 2018.We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2015, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2014.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the risks associated with our Company and industry.

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

10.1
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.2
2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated June 3, 2014 and filed with the Securities and Exchange Commission on June 6, 2014.)

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

10.10
Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)

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

May 8, 2015

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

10.1
Lease Agreement, dated March 26, 2008, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 9, 2009)

10.2
2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated June 3, 2014 and filed with the Securities and Exchange Commission on June 6, 2014.)

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

10.10
Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)

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