Form 10-Q
period 2015-06-30
NATURAL GAS SERVICES GROUP INC
filed 2015-08-07
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 4, 2015
Common Stock, $0.01 par value	12,736,411

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$21,532	$6,181
Trade accounts receivable, net of allowance for doubtful accounts of $816 and $507, respectively	9,443	10,408
Inventory, net	27,245	32,624
Prepaid income taxes	1,497	6,242
Prepaid expenses and other	815	472
Total current assets	60,532	55,927
Rental equipment, net of accumulated depreciation of $103,090 and $106,179, respectively	200,739	208,292
Property and equipment, net of accumulated depreciation of $10,863 and $10,830, respectively	8,840	7,362
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,320 and $1,257, respectively	1,839	1,902
Other assets	8	41
Total assets	$281,997	$283,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,113	$4,990
Accrued liabilities	3,319	6,624
Current income tax liability	4,278	851
Deferred income	185	1,635
Total current liabilities	8,895	14,100
Line of credit, non-current portion	417	417
Deferred income tax liability	56,427	58,304
Other long-term liabilities	141	155
Total liabilities	65,880	72,976
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,584 and 12,466 shares issued and outstanding, respectively	126	124
Additional paid-in capital	96,285	95,065
Retained earnings	119,706	115,398
Total stockholders' equity	216,117	210,587
Total liabilities and stockholders' equity	$281,997	$283,563

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Rental income	$19,712	$19,465	$40,315	$38,254
Sales, net	4,292	2,275	8,204	5,613
Service and maintenance income	226	212	452	407
Total revenue	24,230	21,952	48,971	44,274
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,008	7,749	14,735	15,705
Cost of sales, exclusive of depreciation stated separately below	3,153	1,098	5,966	3,333
Cost of service and maintenance, exclusive of depreciation and amortization stated separately below	43	84	81	168
Loss on retirement of rental equipment	4,373	—	4,373	—
Selling, general, and administrative expense	2,876	2,690	5,464	5,333
Depreciation and amortization	5,858	5,246	11,646	10,288
Total operating costs and expenses	23,311	16,867	42,265	34,827
Operating income	919	5,085	6,706	9,447
Other income (expense):
Interest expense	(3)	(3)	(6)	(5)
Other income	5	47	47	52
Total other income, net	2	44	41	47
Income before provision for income taxes	921	5,129	6,747	9,494
Provision for income taxes	307	1,744	2,439	3,253
Net income	$614	$3,385	$4,308	$6,241
Earnings per share:
Basic	$0.05	$0.27	$0.34	$0.50
Diluted	$0.05	$0.27	$0.34	$0.49
Weighted average shares outstanding:
Basic	12,579	12,436	12,542	12,405
Diluted	12,830	12,752	12,774	12,722

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,308	$6,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,646	10,288
Deferred income taxes	(1,877)	86
Stock based compensation	1,694	1,638
Bad debt allowance	371	—
Inventory allowance	70	—
Gain on sale of assets	(50)	(40)
Loss on retirement of rental equipment	4,373	—
Changes in current assets and liabilities:
Trade accounts receivables	594	(363)
Inventory	4,959	(1,453)
Prepaid expenses	4,618	(936)
Accounts payable and accrued liabilities	(7,398)	425
Current income tax liability	3,082	2,874
Deferred income	(1,450)	(234)
Other	33	(8)
Tax benefit from equity compensation	345	(287)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,318	18,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,563)	(28,462)
Proceeds from sale of property and equipment	82	40
NET CASH USED IN INVESTING ACTIVITIES	(9,481)	(28,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(14)	(21)
Repayments of line of credit, net	—	(140)
Proceeds from exercise of stock options	550	61
Taxes paid related to net share settlement of equity awards	(677)	—
Tax benefit from equity compensation	(345)	287
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(486)	187
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,351	(10,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,181	24,443
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,532	$14,439
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6	$5
Income taxes paid	$1,090	$981
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$969	$53
Transfer from inventory to property and equipment	$1,319	$—
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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2015 and the results of our operations for the three months and six months ended June 30, 2015 and 2014 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU No. 2014-09, by one year. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is prohibited. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which finalizes Proposed ASU No. 2014-210 of the same name, and responds to stakeholders’ concerns that the guidance regarding the measurement of inventory is unnecessarily complex because there are several potential outcomes. In particular, the amendments in this ASU will be added to the FASB ASC under Topic 330, Inventory. The core principle of this ASU is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, retirement, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2014, and changes during the six months ended June 30, 2015 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	432,269	$17.55	10.10	$2,786
Granted	50,000	22.90
Exercised	(53,500)	10.28
Canceled/Forfeited	(1,500)	30.41
Outstanding, June 30, 2015	427,269	$19.04	5.51	$2,033
Exercisable, June 30, 2015	322,099	$17.05	4.33	$1,978

The following table summarizes information about our stock options outstanding at June 30, 2015:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	94,852	3.73	$11.23	94,852	$11.23
$15.71-17.81	100,250	4.21	17.51	100,250	17.51
$17.82-20.48	124,667	4.68	19.60	111,167	19.71
$20.49-33.36	107,500	9.26	26.72	15,830	30.41
	427,269	5.51	$19.04	322,099	$17.05

The summary of the status of our unvested stock options as of December 31, 2014 and changes during the six months ended June 30, 2015 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,834	$14.19
Granted	50,000	10.33
Vested	(35,164)	12.88
Canceled/Forfeited	(1,500)	16.79
Unvested at June 30, 2015	105,170	$12.75

As of June 30, 2015, there was $1,008,953 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 2.0 years. Total compensation expense for stock options was $265,258 and $174,270 for the six months ended June 30, 2015 and 2014, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2014 performance, Mr. Taylor, was awarded 83,590 restricted shares on January 16, 2015, which vest one year from the date of grant. On March 19, 2015, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest one year from the grant date. We also awarded and issued 21,968 shares of restricted common stock to our Board of Directors as partial payment for 2015 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2016. Total compensation expense related to restricted stock awards was $1,429,142 and $1,463,733 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was a total of $1,967,577 of unrecognized compensation expense related to these shares which is expected to be recognized over the next twelve months.

(3) Inventory

Our inventory, net of allowance for obsolescence of $295,500 and $225,000 at June 30, 2015 and December 31, 2014, respectively, consisted of the following amounts:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$22,756	$25,984
Work in process	4,489	6,640
	$27,245	$32,624

During the six months ended June 30, 2015 and 2014, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Retirement of Long-Lived Assets

As a result of a decline in market conditions during the first half of 2015, management reviewed our rental compressor units that were not of the type, configuration, make or model that our customers were demanding or that were not cost efficient to refurbish, maintain and operate. As a result of that review, we determined that 258 units representing total horsepower of 32,259 should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $4.4 million loss on the retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $967,000 for the key components being kept. The retirement is recorded in the condensed income statement under loss on retirement of rental equipment.

(5) Credit Facility

We have a senior secured revolving credit agreement the "Amended Credit Agreement" with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2015 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2015, our weighted average interest rate was 1.44%.

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

As of June 30, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2015 and December 31, 2014 our outstanding balance on the line of credit was $417,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$614	$3,385	$4,308	$6,241
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,579	12,436	12,542	12,405

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,579	12,436	12,542	12,405
Dilutive effect of stock options and restricted stock	251	316	232	317
Diluted weighted average shares	12,830	12,752	12,774	12,722
Earnings per common share:
Basic	$0.05	$0.27	$0.34	$0.50
Diluted	$0.05	$0.27	$0.34	$0.49

(7) Segment Information

ASC 280-10-50, “Operating Segments", defines the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we indeed look at our products to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.  Our CODM does not make resource allocation decisions or access the performance of the business based on these categories, but rather in the aggregate. Based on this, management believes that it operates in one business segment.

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

For the three months ended June 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$19,712	$4,292	$226	$—	$—	$24,230
Operating costs and expenses	7,008	3,153	43	4,373	8,734	23,311
Other income, net	—	—	—	—	2	2
Income before provision for income taxes	$12,704	$1,139	$183	$(4,373)	$(8,732)	$921

For the three months ended June 30, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$19,465	$2,275	$212	$—	$21,952
Operating costs and expenses	7,749	1,098	84	7,936	16,867
Other income, net	—	—	—	44	44
Income before provision for income taxes	$11,716	$1,177	$128	$(7,892)	$5,129

For the six months ended June 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$40,315	$8,204	$452	$—	$—	$48,971
Operating costs and expenses	14,735	5,966	81	4,373	17,110	42,265
Other income, net	—	—	—	—	41	41
Income before provision for income taxes	$25,580	$2,238	$371	$(4,373)	$(17,069)	$6,747

For the six months ended June 30, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$38,254	$5,613	$407	$—	$44,274
Operating costs and expenses	15,705	3,333	168	15,621	34,827
Other income, net	—	—	—	47	47
Income before provision for income taxes	$22,549	$2,280	$239	$(15,574)	$9,494

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2015, we had 2,006 natural gas compressors totaling 278,827 horsepower rented to 90 customers compared to 2,142 natural gas compressors totaling 295,803 horsepower rented to 97 customers at June 30, 2014.

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

Demand for our products and services have been historically strong. However, a decline in demand is experienced, during periods of low crude oil and natural gas prices. Through 2013, signs of price recovery continued at a slow pace led by crude oil price. This led to opportunities in non-conventional shale plays. The economics of these shale plays are more dependent on oil prices. While shale plays continued to offer opportunities, natural gas prices have not surged. In late 2014, oil prices dropped significantly and have remained well below 2013 levels. The low price environment for both oil and natural gas has left demand for compression in conventional areas uncertain, and demand growth in non-conventional areas has declined.

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

Results of Operations

Three months ended June 30, 2015, compared to the three months ended June 30, 2014.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2015 and 2014.

	Revenue Three months ended June 30,
	(in thousands)
	2015		2014
Rental	$19,712	81%	$19,465	89%
Sales	4,292	18%	2,275	10%
Service and Maintenance	226	1%	212	1%
Total	$24,230		$21,952

Total revenue increased to $24.2 million from $22.0 million, or 10%, for the three months ended June 30, 2015, compared to the same period ended June 30, 2014. The $2.2 million increase in revenue was due to an increase in sales revenue of $2.0 million, or 89%.

Rental revenue increased slightly to $19.7 million from $19.5 million for the three months ended June 30, 2015, compared to the same period ended June 30, 2014.  This increase is the result of the continued demand for our higher rental rate low to mid horsepower lift compression.  We ended the quarter with 2,662 compressor packages in our rental fleet following the retirement of 258 units, down from 2,732 units at June 30, 2014.  The rental fleet had a utilization of 68.7% prior to the retirement of rental equipment, as mentioned in Note 4 to the Condensed Financial Statements, and 75.4% thereafter, as of June 30, 2015 compared to 78.4% utilization as of June 30, 2014. This drop in utilization is mainly the result of compressor rental units being returned in older, dry gas areas. We continue to increase the number of compressors rented in non-conventional areas. In the event that natural gas prices increase, we should see additional utilization of our fleet due to a possible leveling of returns related to dry gas.

Sales revenue increased to $4.3 million from $2.3 million for the three months ended June 30, 2015, compared to the same period ended June 30, 2014.  This increase is the result of the inconsistent timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations.

Our overall operating income decreased $4.2 million to $919,000 from $5.1 million, primarily due to the retirement of the rental equipment, mentioned in Note 4 to the Condensed Financial Statements. Operating margin percentage decreased slightly to 22%, excluding the rental fleet retirement, from 23% for the three months ended June 30, 2015 and June 30, 2014. The operating margin was consistent primarily due to containment of costs.

As a result of a decline in market conditions, management reviewed our rental compressor units and determined that 258 units should be retired (with certain key components being re-utilized), representing total horsepower of 32,259. Based on this optimization review, we recorded a $4.4 million non-cash loss on the retirement of rental equipment for the three months ended June 30, 2015, to reduce the book value to approximately $967,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expense increased to $2.9 million from $2.7 million, for the three months ended June 30, 2015, as compared to the same period ended June 30, 2014, due to increases in salaries and equity compensation expense.

Depreciation and amortization expense increased to $5.9 million for the three months ended June 30, 2015, compared to $5.2 million for the period ended June 30, 2014.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2014 to June 30, 2015. We added a net of 188 compressors to our rental fleet during the twelve month period ending June 30, 2015, prior to the retirement of 258 units at the end of this period.

Provision for income tax was $307,000 and $1.7 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The provision is the result of an decrease in taxable income due to the rental fleet retirement as mentioned in Note 4 to the Condensed Financial Statements, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six months ended June 30, 2015, compared to the six months ended June 30, 2014.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2015 and 2014.

	Revenue Six months ended June 30,
	(in thousands)
	2015		2014
Rental	$40,315	82%	$38,254	86%
Sales	8,204	17%	5,613	13%
Service and Maintenance	452	1%	407	1%
Total	$48,971		$44,274

Total revenue increased to $49.0 million from $44.3 million, or 10.6%, for the six months ended June 30, 2015, compared to the same period ended June 30, 2014. Comparing the six months ended June 30, 2015 to the same period in 2014, rental revenue increased 5% and sales revenue increased 46%.

Rental revenue increased to $40.3 million from $38.3 million for the six months ended June 30, 2015, compared to the same period ended June 30, 2014.  This increase is the result of higher oil and natural gas industry drilling and demand for our higher rental rate low to mid horsepower lift compression.  We ended the quarter with 2,662 compressor packages in our rental fleet following the retirement of 258 units, down from 2,732 units at June 30, 2014.  The rental fleet had a utilization of 68.7% prior to the retirement, as mentioned in Note 4 to the Condensed Financial Statements, and 75.4% thereafter, as of June 30, 2015 compared to 78.4% utilization as of June 30, 2014. This utilization decrease mainly results from compressor returns in the older, dry gas areas. We continue to increase the number of compressors rented in non-conventional areas. In the event that natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue increased to $8.2 million from $5.6 million for the six months ended June 30, 2015, compared to the same period ended June 30, 2014.  This increase is the result of the inconsistent timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a slight decrease in demand for flares during this comparative period.

Our overall operating income decreased $2.7 million to $6.7 million from $9.4 million, primarily due to the retirement of rental equipment, mentioned in Note 4 to the Condensed Financial Statements. Operating margin percentage increased to 23%, excluding the rental fleet retirement, from 21% for the six months ended June 30, 2015 compared to the same period ended June 30, 2014. The operating margin increased primarily due to containment of costs.

As a result of a decline in market conditions, management reviewed our rental compressor units and determined that 258 units should be retired (with certain key components being re-utilized), representing total horsepower of 32,259. Based on this optimization review, we recorded a $4.4 million non-cash loss on the retirement of rental equipment for the six months ended June 30, 2015, to reduce the book value to approximately $967,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expense increased to $5.5 million from $5.3 million, for the six months ended June 30, 2015, as compared to the same period ended June 30, 2014, due to increases in salaries and equity compensation expense.

Depreciation and amortization expense increased to $11.6 million for the six months ended June 30, 2015, compared to $10.3 million for the period ended June 30, 2014.  This was the result of new gas compressor rental units being added to the rental fleet from June 30, 2014 to June 30, 2015. We added a net of 188 compressors to our rental fleet during the twelve month period ending June 30, 2015, prior to the retirement of 258 units at the end of this period.

Provision for income tax decreased to $2.4 million from $3.3 million, or 27.2%, and is the result of the decrease in taxable income and a change in effective tax rate between the two periods. The provision is the result of an decrease in taxable income due to the rental fleet retirement, as mentioned in Note 4 to the Condensed Financial Statements, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2015 and December 31, 2014 are set forth below:

	June 30,	December 31,
	2015	2014
	(in thousands)
Current Assets:
Cash and cash equivalents	$21,532	$6,181
Trade accounts receivable, net	9,443	10,408
Inventory, net	27,245	32,624
Prepaid income taxes	1,497	6,242
Prepaid expenses and other	815	472
Total current assets	60,532	55,927
Current Liabilities:
Accounts payable	1,113	4,990
Accrued liabilities	3,319	6,624
Current portion of tax liability	4,278	851
Deferred income	185	1,635
Total current liabilities	8,895	14,100
Total working capital	$51,637	$41,827

For the six months ended June 30, 2015, we invested $9.6 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2015, we had cash and cash equivalents of $21.5 million compared to $6.2 million at December 31, 2014.  Our cash flow from operations of $25.3 million was offset by capital expenditures of $9.6 million, during the six months ended June 30, 2015.  We had working capital of $51.6 million at June 30, 2015 compared to $41.8 million at December 31, 2014. On June 30, 2015 and December 31, 2014, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as non-current. We had positive net cash flow from operating activities of $25.3 million during the first six months of 2015 compared to $18.2 million for the first six months of 2014.  The cash flow from operations of $25.3 million was primarily the result of the net income of $4.3 million and the non-cash items of depreciation of $11.6 million, $1.7 million related to the expenses associated with stock options and restricted shares, a loss on retirement of rental fleet of $4.4 million and an increase in working capital.

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

Bank Borrowings

We have a senior secured revolving credit agreement the "Amended Credit Agreement" with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million million borrowing base availability at June 30, 2015, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2015, our weighted average interest rate was 1.44%.

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

As of June 30, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2015, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2015 (1)	2016	2017	2018	Thereafter	Total
Line of credit (secured)	$—	$—	$417	$—	$—	$417
Interest on line of credit(2)	8	17	17	—	—	42
Purchase obligations	259	476	476	476	568	2,255
Other long-term liabilities	—	—	—	141	—	141
Facilities and office leases	222	268	243	113	15	861
Total	$489	$761	$1,153	$730	$583	$3,716

(1)For the six months remaining in 2015.
(2)Assumes an interest rate of 4.0% and no additional borrowings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU No. 2014-09, by one year. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is prohibited. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which finalizes Proposed ASU No. 2014-210 of the same name, and responds to stakeholders’ concerns that the guidance regarding the measurement of inventory is unnecessarily complex because there are several potential outcomes. In particular, the amendments in this ASU will be added to the FASB ASC under Topic 330, Inventory. The core principle of this ASU is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, retirement, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2015, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

August 7, 2015

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