Form 10-Q
period 2015-09-30
NATURAL GAS SERVICES GROUP INC
filed 2015-11-06
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 4, 2015
Common Stock, $0.01 par value	12,745,999

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$29,978	$6,181
Trade accounts receivable, net of allowance for doubtful accounts of $845 and $507, respectively	7,557	10,408
Inventory, net	28,085	32,624
Prepaid income taxes	3,776	6,242
Prepaid expenses and other	553	472
Total current assets	69,949	55,927
Rental equipment, net of accumulated depreciation of $108,229 and $106,179, respectively	196,951	208,292
Property and equipment, net of accumulated depreciation of $11,164 and $10,830, respectively	8,875	7,362
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,351 and $1,257, respectively	1,808	1,902
Other assets	60	41
Total assets	$287,682	$283,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,459	$4,990
Accrued liabilities	2,950	6,624
Current income tax liability	6,328	851
Deferred income	989	1,635
Total current liabilities	11,726	14,100
Line of credit, non-current portion	417	417
Deferred income tax liability	55,675	58,304
Other long-term liabilities	135	155
Total liabilities	67,953	72,976
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,597 and 12,466 shares issued and outstanding, respectively	126	124
Additional paid-in capital	97,335	95,065
Retained earnings	122,268	115,398
Total stockholders' equity	219,729	210,587
Total liabilities and stockholders' equity	$287,682	$283,563

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Rental income	$18,491	$20,177	$58,806	$58,431
Sales, net	2,468	5,218	10,672	10,831
Service and maintenance income	234	204	686	611
Total revenue	21,193	25,599	70,164	69,873
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,327	8,110	22,062	23,815
Cost of sales, exclusive of depreciation stated separately below	1,740	3,493	7,706	6,826
Cost of service and maintenance, exclusive of depreciation and amortization stated separately below	70	101	151	269
Loss on retirement of rental equipment	(3)	—	4,370	—
Selling, general, and administrative expense	2,667	2,527	8,131	7,860
Depreciation and amortization	5,594	5,528	17,240	15,816
Total operating costs and expenses	17,395	19,759	59,660	54,586
Operating income	3,798	5,840	10,504	15,287
Other income (expense):
Interest expense	(7)	(4)	(13)	(9)
Other income	20	131	67	183
Total other income, net	13	127	54	174
Income before provision for income taxes	3,811	5,967	10,558	15,461
Provision for income taxes	1,249	2,084	3,688	5,337
Net income	$2,562	$3,883	$6,870	$10,124
Earnings per share:
Basic	$0.20	$0.31	$0.55	$0.81
Diluted	$0.20	$0.30	$0.54	$0.80
Weighted average shares outstanding:
Basic	12,586	12,461	12,557	12,424
Diluted	12,801	12,740	12,783	12,728

See accompanying notes to these unaudited condensed financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,870	$10,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,240	15,816
Deferred income taxes	(2,629)	(226)
Stock based compensation	2,616	2,438
Bad debt allowance	402	—
Inventory allowance	70	395
Gain on sale of assets	(81)	(159)
Loss on retirement of rental equipment	4,370	—
Changes in current assets and liabilities:
Trade accounts receivables	2,449	(2,762)
Inventory	3,912	(4,895)
Prepaid expenses	2,287	(3,024)
Accounts payable and accrued liabilities	(7,107)	2,785
Current income tax liability	5,086	5,290
Deferred income	(646)	1,140
Other	(19)	(11)
Tax benefit from equity compensation	—	(414)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,820	26,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,163)	(46,388)
Proceeds from sale of property and equipment	113	239
NET CASH USED IN INVESTING ACTIVITIES	(11,050)	(46,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(20)	(33)
Repayments of line of credit, net	—	(160)
Proceeds from exercise of stock options	733	61
Taxes paid related to net share settlement of equity awards	(686)	—
Tax benefit from equity compensation	—	414
NET CASH PROVIDED BY FINANCING ACTIVITIES	27	282
NET CHANGE IN CASH AND CASH EQUIVALENTS	23,797	(19,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,181	24,443
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,978	$5,073
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13	$9
Income taxes paid	$3,185	$4,968
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$1,065	$—
Transfer from inventory to property and equipment	$1,622	$53
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

The accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2015 and the results of our operations for the three months and nine months ended September 30, 2015 and 2014 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the SEC.  In our opinion, the condensed financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2014, and changes during the nine months ended September 30, 2015 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	432,269	$17.55	10.10	$2,786
Granted	50,000	22.90
Exercised	(63,500)	11.56
Canceled/Forfeited	(1,500)	30.41
Outstanding, September 30, 2015	417,269	$19.06	5.31	$954
Exercisable, September 30, 2015	313,766	$17.10	4.12	$947

The following table summarizes information about our stock options outstanding at September 30, 2015:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	94,852	3.48	$11.23	94,852	$11.23
$15.71-17.81	95,250	3.93	17.55	95,250	17.55
$17.82-20.48	119,667	4.52	19.58	106,167	19.69
$20.49-33.36	107,500	9.00	26.72	17,497	30.69
	417,269	5.31	$19.06	313,766	$17.10

The summary of the status of our unvested stock options as of December 31, 2014 and changes during the nine months ended September 30, 2015 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,834	$14.19
Granted	50,000	10.33
Vested	(36,831)	13.12
Canceled/Forfeited	(1,500)	16.79
Unvested at September 30, 2015	103,503	$12.66

As of September 30, 2015, there was $868,663 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.8 years. Total compensation expense for stock options was $429,925 and $297,522 for the nine months ended September 30, 2015 and 2014, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2014 performance, Mr. Taylor, was awarded 83,590 restricted shares on January 16, 2015, which vest one year from the date of grant. On March 19, 2015, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest one year from the grant date. We also awarded and issued 21,968 shares of restricted common stock to our Board of Directors as partial payment for 2015 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2016. Total compensation expense related to restricted stock awards was $2,186,330 and $2,140,233 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was a total of $1,211,952 of unrecognized compensation expense related to these shares which is expected to be recognized over the next fifteen months.

(3) Inventory

Our inventory, net of allowance for obsolescence of $295,500 and $225,000 at September 30, 2015 and December 31, 2014, respectively, consisted of the following amounts:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$23,606	$25,984
Work in process	4,479	6,640
	$28,085	$32,624

During the nine months ended September 30, 2015 and 2014, there were no write-offs of obsolete inventory against the allowance for obsolescence.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2015 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2015, our weighted average interest rate was 1.45%.

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

As of September 30, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2015 and December 31, 2014 our outstanding balance on the line of credit was $417,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,562	$3,883	$6,870	$10,124
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,586	12,461	12,557	12,424

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,586	12,461	12,557	12,424
Dilutive effect of stock options and restricted stock	215	279	226	304
Diluted weighted average shares	12,801	12,740	12,783	12,728
Earnings per common share:
Basic	$0.20	$0.31	$0.55	$0.81
Diluted	$0.20	$0.30	$0.54	$0.80

In the three and nine months ended September 30, 2015, options to purchase 107,500 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three and nine months ended September 30, 2014, options to purchase 55,000 shares of common stock with exercise prices ranging from $30.41 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

For the three months ended September 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$18,491	$2,468	$234	$—	$—	$21,193
Operating costs and expenses	7,327	1,740	70	(3)	8,261	17,395
Other income, net	—	—	—	—	13	13
Income before provision for income taxes	$11,164	$728	$164	$3	$(8,248)	$3,811

For the three months ended September 30, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$20,177	$5,218	$204	$—	$25,599
Operating costs and expenses	8,110	3,493	101	8,055	19,759
Other income, net	—	—	—	127	127
Income before provision for income taxes	$12,067	$1,725	$103	$(7,928)	$5,967

For the nine months ended September 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$58,806	$10,672	$686	$—	$—	$70,164
Operating costs and expenses	22,062	7,706	151	4,370	25,371	59,660
Other income, net	—	—	—	—	54	54
Income before provision for income taxes	$36,744	$2,966	$535	$(4,370)	$(25,317)	$10,558

For the nine months ended September 30, 2014 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$58,431	$10,831	$611	$—	$69,873
Operating costs and expenses	23,815	6,826	269	23,676	54,586
Other income, net	—	—	—	174	174
Income before provision for income taxes	$34,616	$4,005	$342	$(23,502)	$15,461

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of September 30, 2015, we had 1,922 natural gas compressors totaling 267,202 horsepower rented to 89 customers compared to 2,162 natural gas compressors totaling 298,764 horsepower rented to 98 customers at September 30, 2014.

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

Demand for our products and services have been historically strong. However, a decline in demand is experienced during periods of low crude oil and natural gas prices. Through 2013, signs of price recovery continued at a slow pace led by crude oil price. This led to opportunities in non-conventional shale plays. The economics of these shale plays are more dependent on oil prices. While shale plays continued to offer opportunities, natural gas prices have not surged. In late 2014, oil prices dropped significantly and have remained well below 2013 levels. The low price environment for both oil and natural gas has left demand for compression in conventional areas uncertain, and demand growth in non-conventional areas has declined.

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

Results of Operations

Three months ended September 30, 2015, compared to the three months ended September 30, 2014.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2015 and 2014.

	Revenue Three months ended September 30,
	(in thousands)
	2015		2014
Rental	$18,491	87%	$20,177	79%
Sales	2,468	12%	5,218	20%
Service and Maintenance	234	1%	204	1%
Total	$21,193		$25,599

Total revenue decreased to $21.2 million from $25.6 million, or 17%, for the three months ended September 30, 2015, compared to the same period ended September 30, 2014. The $4.4 million drop in revenue is due to a combination of rental units being returned and the inconsistent timing of unit sales.

Rental revenue decreased to $18.5 million from $20.2 million for the three months ended September 30, 2015, compared to the same period ended September 30, 2014.  This decrease is due to the reduced demand from the drop in oil prices resulting in units being returned.  We ended the quarter with 2,664 compressor packages in our rental fleet following the retirement of 258 units, as of June 30, 2015, down from 2,842 units at September 30, 2014.  The rental fleet had a utilization of 72.1% as of September 30, 2015 compared to 76.1% utilization as of September 30, 2014. This drop in utilization is mainly the result of compressor rental units being returned. In the event that oil and natural gas prices increase, we should see an increase in the utilization of our fleet.

Sales revenue decreased to $2.5 million from $5.2 million for the three months ended September 30, 2015, compared to the same period ended September 30, 2014, respectively.  This decrease is the result of the inconsistent timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income decreased $2.0 million to $3.8 from $5.8 million, primarily due to a decrease in revenue. Operating margin percentage decreased to 18% from 23% for the three months ended September 30, 2015 and September 30, 2014, respectively. The operating margin decreased due the reduction in total revenue with a slight increase in costs.

Selling, general, and administrative expense increased to $2.7 million from $2.5 million, for the three months ended September 30, 2015, as compared to the same period ended September 30, 2014, due to increases in salaries and stock based compensation expense.

Depreciation and amortization expense increased to $5.6 million for the three months ended September 30, 2015, compared to $5.5 million for the period ended September 30, 2014.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2014 to September 30, 2015. We added a net of 80 compressors to our rental fleet during the twelve month period ending September 30, 2015, prior to the retirement of 258 units on June 30, 2015.

Provision for income tax was $1.2 and $2.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The decrease in the provision is the result of a decrease in revenues, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2015 and 2014.

	Revenue Nine months ended September 30,
	(in thousands)
	2015		2014
Rental	$58,806	84%	$58,431	84%
Sales	10,672	15%	10,831	15%
Service and Maintenance	686	1%	611	1%
Total	$70,164		$69,873

Total revenue increased to $70.2 million from $69.9 million, or 0.4%, for the nine months ended September 30, 2015, compared to the same period ended September 30, 2014. Comparing the nine months ended September 30, 2015 to the same period in 2014, rental revenue increased 1% and sales revenue decreased 1%.

Rental revenue increased slightly, to $58.8 million from $58.4 million for the nine months ended September 30, 2015, compared to the same period ended September 30, 2014.  This increase is the result of the slower than expected decline in demand from the oil and natural gas industry, and the relatively higher rental rate of low to mid horsepower lift compression.  We ended the quarter with 2,664 compressor packages in our rental fleet following the retirement of 258 units, at June 30, 2015, down from 2,842 units at September 30, 2014.  The rental fleet had a utilization of 72.1%, as of September 30, 2015 compared to 76.1% utilization as of September 30, 2014. This utilization decrease mainly results from compressor returns. In the event that oil and natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue decreased slightly, to $10.7 million from $10.8 million for the nine months ended September 30, 2015, compared to the same period ended September 30, 2014.  This decrease is the result of the inconsistent timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income decreased $4.8 million to $10.5 million from $15.3 million, primarily due to the retirement of rental equipment, mentioned in Note 4 to the Condensed Financial Statements. Operating margin percentage remained steady at 21% and 22%, respectively, for the nine months ended September 30, 2015 (excluding the loss on retirement of rental fleet), compared to the same period ended September 30, 2014. The operating margin decreased due to a slight increase in costs.

As a result of a decline in market conditions, management reviewed our rental compressor units and determined that 258 units should be retired (with certain key components being re-utilized), representing total horsepower of 32,259. Based on this optimization review, at June 30, 2015, we recorded a $4.4 million non-cash loss on the retirement of rental equipment for the six months ended June 30, 2015, to reduce the book value to approximately $967,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expense increased to $8.1 million from $7.9 million, for the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014, due to increases in salaries and stock based compensation expense.

Depreciation and amortization expense increased to $17.2 million for the nine months ended September 30, 2015, compared to $15.8 million for the period ended September 30, 2014.  This was the result of new gas compressor rental units being added to the rental fleet from September 30, 2014 to September 30, 2015. We added a net of 80 compressors to our rental fleet during the twelve month period ending September 30, 2015, prior to the retirement of 258 units on June 30, 2015.

Provision for income tax decreased to $3.7 million from $5.3 million, or 30.2%, and is the result of the decrease in taxable income and a change in effective tax rate between the two periods. The decrease in taxable income due to the rental fleet retirement, as mentioned in Note 4 to the Condensed Financial Statements, for the nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2015 and December 31, 2014 are set forth below:

	September 30,	December 31,
	2015	2014
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,978	$6,181
Trade accounts receivable, net	7,557	10,408
Inventory, net	28,085	32,624
Prepaid income taxes	3,776	6,242
Prepaid expenses and other	553	472
Total current assets	69,949	55,927
Current Liabilities:
Accounts payable	1,459	4,990
Accrued liabilities	2,950	6,624
Current portion of tax liability	6,328	851
Deferred income	989	1,635
Total current liabilities	11,726	14,100
Total working capital	$58,223	$41,827

For the nine months ended September 30, 2015, we invested $11.2 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At September 30, 2015, we had cash and cash equivalents of $30.0 million compared to $6.2 million at December 31, 2014.  Our cash flow from operations of $34.8 million was offset by capital expenditures of $11.2 million, during the nine months ended September 30, 2015.  We had working capital of $58.2 million at September 30, 2015 compared to $41.8 million at December 31, 2014. On September 30, 2015 and December 31, 2014, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as non-current. We had positive net cash flow from operating activities of $34.8 million during the first nine months of 2015 compared to $26.5 million for the first nine months of 2014.  The cash flow from operations of $34.8 million was primarily the result of the net income of $6.9 million and the non-cash items of depreciation of $17.2 million, $2.6 million related to the expenses associated with stock options and restricted shares, a loss on retirement of rental fleet of $4.4 million, a decrease in deferred income taxes of $2.6 million and an increase in working capital of $6.4 million.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2015, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2015, our weighted average interest rate was 1.45%.

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

As of September 30, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2015, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of September 30, 2015:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2015 (1)	2016	2017	2018	Thereafter	Total
Line of credit (secured)	$—	$—	$417	$—	$—	$417
Interest on line of credit(2)	4	17	17	—	—	38
Purchase obligations	100	476	476	476	620	2,148
Other long-term liabilities	—	—	—	—	135	135
Facilities and office leases	77	284	260	126	15	762
Total	$181	$777	$1,170	$602	$770	$3,500

(1)For the three months remaining in 2015.
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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2015, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

November 6, 2015

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