Form 10-K
period 2015-12-31
NATURAL GAS SERVICES GROUP INC
filed 2016-03-11
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐                  No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2015 was approximately $288,174,839 based on the closing price of the common stock on that date on the New York Stock Exchange.

At February 12, 2016, there were 12,789,197 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2016.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•	conditions in the oil and natural gas industry, including the supply and demand for natural gas and wide fluctuations and possible prolonged depression in the prices of oil and natural gas;

•	economic challenges presently faced by our customers in the oil and natural gas business that, in turn, could adversely affect our sales, rentals and collectability of our accounts receivable;

•	regulation or prohibition of new well completion techniques;

•	competition among the various providers of compression services and products;

•	changes in safety, health and environmental regulations;

•	changes in economic or political conditions in the markets in which we operate;

•	failure of our customers to continue to rent equipment after expiration of the primary rental term;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our debt;

•	future capital requirements and availability of financing;

•	fabrication and manufacturing costs;

•	general economic conditions;

•	acts of terrorism; and

•	fluctuations in interest rates.

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

The Company

We are a leading provider of small to medium horsepower compression equipment to the natural gas industry.  We focus primarily on the non-conventional natural gas and oil production business in the United States (such as coal bed methane, gas shale, tight gas and oil shales), which, according to data from the Energy Information Administration ("EIA"), is the single largest and fastest growing segment of U.S. hydrocarbon production.  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

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

We increased our revenue to $95.9 million in 2015 from $65.2 million in 2011.  During the same period, income from operations increased to $15.1 million from $14.9 million.  Our compressor rental fleet has grown to 2,622 compressors at December 31, 2015 from 2,120 compressors at the end of 2011.

Our revenue decreased to $95.9 million from $97.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Net income for the year ended December 31, 2015 decreased to $10.1 million ($0.79 per diluted share), as compared to $14.1 million ($1.11 per diluted share) for the year ended December 31, 2014.

At December 31, 2015, current assets were $73.2 million, which included $35.5 million of cash and cash equivalents.  Current liabilities were $4.6 million, and our line of credit due in 2017 was $417,000. Our stockholders' equity as of December 31, 2015 was $224.0 million.

See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further financial information.

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

The reduction in capital expenditures and production in the natural gas and oil industry, combined with problems in the global economy, led to a downturn in the demand for our products and services in 2009 and 2010. In 2011, a slow recovery began which produced an improvement in the utilization rate on our rental fleet and stability in our sales backlog.  In 2012, we saw growth in demand for our products and that growth continued in 2013 and 2014. Towards the end of 2014 oil prices began a steep decline which has resulted in capital budget cuts for many energy companies in 2015. These budget reductions translated to fewer well completions and a softening of near-term demand for compression that is expected to continue throughout 2016. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of natural gas in the United States increased 3.2% for the twelve months ended November 2015 compared to the same period 2014. This follows a 2.8% and a 2.1% increase in the periods from 2013 to 2014 and 2012 to 2013, respectively.  EIA expects total natural gas consumption in the U.S. to increase slightly in 2016.  While we anticipate long-term increased demand for natural gas, we expect our business to experience significant pressure on revenues for 2016 due to the overall uncertainty in the combined oil and gas market.

Long-Term Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue. Oil and natural gas are linked commodities with many drilling projects producing both products. The sustained oil price collapse that began towards the end of 2014 has made some of those drilling projects uneconomic.  Uncertainty continues to exist as to the direction of future natural gas and near-term crude oil price and oil trends are down in the United States and worldwide.  Over the last several years gas prices have not shown the resiliency that crude oil prices have and now crude prices are also down sharply.  We believe that natural gas is a more environmentally friendly source of energy which is likely to result in increases in demand over time.  Being primarily a provider of services and equipment to natural gas producers, we are impacted by changes in natural gas, crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal. Prices for oil and natural gas will also be determined by the energy strategies of the world's top producing companies.

We believe part of the growth of the rental compression capacity in the U.S. market has been driven by the trend toward outsourcing by energy producers and processors.  Renting does not require the purchaser to make large capital expenditures for new equipment or to obtain financing through a lending institution.  This allows the customer’s capital to be used for additional exploration and production of natural gas and oil. Balance sheet pressure associated with low energy prices could make renting an even more likely option, although overall producing activity could slow down.

Notwithstanding the downturn in natural gas prices, we believe that there will continue to be a growing demand for natural gas, in the long-term.  We expect long-term demand for our products and services will increase as prices recover as a result of:

•	the increasing demand for energy, both domestically and abroad;

•	continued non-conventional gas exploration and production;

•	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

•	the cost savings of using natural gas rather than electricity for heat generation;

•	implementation of international environmental and conservation laws;

•	the aging of producing natural gas reserves worldwide;

•	the extensive supply of undeveloped non-conventional natural gas reserves;

•	the increased drilling for shale oil and its associated gas production; and

•	the use of our equipment for gas lift on oil wells.

Our Operating Units

We identify our operating units based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional natural gas and oil production.  We provide rental of small to medium horsepower compression equipment to customers under contracts typically having minimum initial terms of six to twenty four months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. We maintain and service compressor equipment rented to our customers.

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

As of December 31, 2015, we had 2,622 natural gas compressors in our rental fleet totaling 372,482 horsepower, as compared to 2,879 natural gas compressors totaling 401,361 horsepower at December 31, 2014.  As of December 31, 2015, we had 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers, compared to 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers at December 31, 2014. As of December 31, 2015, the utilization rate of our rental fleet was 69.3% compared to 76.0% as of December 31, 2014.

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

Business Strategy

During the downturn in the economy beginning in mid 2008, our strategy was to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As the economy recovered, we adjusted this strategy to ensure that we kept pace with growth while balancing appropriate business risk. Entering into 2015 we reinstated our proven strategy of reducing expenses and fabricating on an as needed basis and will continue this strategy in 2016.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•
Expand rental fleet.  We intend to prudently increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas and oil production.

•
Geographic expansion.  We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Colorado, Kansas, Michigan, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming.

•
Expand our ‘secondary’ product lines.   In addition to our primary rental and engineered product business lines, we will emphasize the growth of our other products, e.g., flares, CiP compressor products and general compressor maintenance and repair services.

•
Selectively pursue acquisitions.  We will continue to evaluate potential acquisitions joint ventures and other opportunities that would provide us with access to new markets or enhance our current market position.

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

•
Broad geographic presence.  We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Colorado, Kansas, Michigan, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming.  Our footprint allows us to service many of the natural gas producing regions in the United States.  We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel. We also sell engineered compression products to international customers.

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

Major Customers

Sales and rental income to Devon Energy Production, Inc. ("Devon") and Occidental Permian, LTD. ("Oxy") for the year ended December 31, 2015 amounted to 21% and 10% of our revenue, respectively. Sales and rental income to Devon and EOG Resources, Inc. ("EOG") in the year ended December 31, 2014 amounted to 18% and 15% of our revenue, respectively. Sales and rental income to EOG and Devon in the year ended December 31, 2013 amounted to 18% and 15% of our revenue. No other single customer accounted for more than 10% of our revenues in 2015, 2014 or 2013.

Oxy and Devon amounted to 25% and 10% of our accounts receivable as of December 31, 2015. EOG, Promatcon Tepatguna ("Promatcon") and Oxy amounted to 20%, 18% and 14% of our accounts receivable as of December 31, 2014. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2015 and 2014. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2015, we had a sales backlog of approximately $4.1 million compared to $5.8 million as of December 31, 2014 .  We expect to fulfill the backlog in the first half of 2016.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2015, we had 263 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and natural gas industry, such as blowouts, explosions, craterings, fires, and oil spills.  We maintain liability insurance that we believe is customary in the industry and which includes environmental cleanup, but excludes product warranty insurance because the majority of components on our compressor unit are covered by the manufacturers.  We also maintain insurance with respect to our facilities.  Based on our historical experience, we believe that our insurance coverage is adequate.  However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses.  In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

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

In recent years, increased concern has been raised over the protection of the environment. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009 and Paris Accord in 2015. Also the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent a danger to human health and proposed to expand its regulations relating to those emissions.  To the extent that new laws or other governmental actions restrict the energy industry or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, we could be adversely affected.  We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Economic conditions in the United States and abroad have, and will likely continue to, affect our revenue and profitability. The condition of domestic and global financial markets, continued low  natural gas and oil prices, and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could become significant.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for gas and oil would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

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

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing.  Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time.  We may be required to enter into lower rate rental contracts in response to market conditions and our rentals and sales revenue may decrease as a result of such conditions. Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business.  As a result of the cyclicality of our industry, our results of operations may be volatile in the future.

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors

Fracturing (frac) is a process that results in the creation of fractures in geological formations  in order to stimulate production from oil and natural gas wells.  Fracturing is also done to increase the rate and ultimate recovery of oil and natural gas. Hydraulic frac is the technique that has allowed domestic oil and natural gas exploration and production companies to produce massive shale deposits often referred to as unconventional plays. Concerns have been raised over possible environmental damages related to fluids used in the frac process.  While the FRAC (Fracturing Responsibility and Awareness of Chemicals) Act has been introduced on multiple occasions in Congress, as of February 1, 2016 the Act has yet to be adopted. The FRAC Act seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level. In some sates there are initiatives at the local level to regulate or ban fracing activities.

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

Risks Associated With Our Company

As of December 31, 2015, a majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

During 2016, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. We do not anticipate demand for our products exceeding what we can fund with internally generated funds and bank borrowing with our current credit line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through cash flows from operations and borrowings under bank credit facilities. Although we believe that cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2016, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any unanticipated capital expenditures, including any acquisitions, and to fund our growth beyond 2016, and necessary capital may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $417,000 as of December 31, 2015.  All outstanding principal and unpaid interest is due on December 31, 2017.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

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

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2015, we had an aggregate of approximately $417,000 of outstanding indebtedness, and accounts payable, accrued expenses and current income tax liability of approximately $4.3 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2015, we had $417,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2016. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for an aggregate of approximately 31% of our revenue for the year ended December 31, 2015, and two customers that accounted for an aggregate of approximately 33% of our revenue for the year ended December 31, 2014.  At December 31, 2015, two customers accounted for an aggregate of 35% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

Loss of key members of our management could adversely affect our business.

In keeping with our streamlined approach to our business, our executive management team consists of three officers: our (i) Chief Executive Officer, (ii) Chief Financial Officer and (iii) Vice President of Technical Services. We depend on the continued employment and performance of these three key members of our executive management team. In particular, we are significantly reliant upon the leadership and guidance of Stephen C. Taylor, who has been our President, Chief Executive Officer and Board member since 2004. In addition to his management duties, Mr. Taylor has been instrumental in our communications and standing with the investment community. If any of our key executives resign or become unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.  We do not carry any key-man insurance on any of our officers or directors.

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

Our results of operations depend upon the level of activity in the energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, our customers’ production from unconventional natural gas sources such as tight sands, shale and coal beds constitute the majority percentage of our business.  Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities and credit markets generally have a material adverse effect on our business, financial condition and results of operations.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in flat or moderate growth in our customers’ spending for our products and services in 2016. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

Risks Associated With Our Common Stock

The price of our common stock may fluctuate.

The trading price of our common stock and the price at which we may sell securities in the future are subject to substantial fluctuations in response to various factors, including our ability to successfully accomplish our business strategy, the trading volume of our stock, changes in governmental regulations, actual or anticipated variations in our quarterly or annual financial results, our involvement in litigation, general market conditions, the prices of oil and natural gas, announcements by us and our competitors, our liquidity, our ability to raise additional funds, and other events.

Future sales of our common stock could adversely affect our stock price.

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. An aggregate of 22% of the outstanding shares of our common stock are owned by three institutional investors, each of which owns more than 5% of our outstanding shares as of March 2, 2016.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 7% of the outstanding shares of our common stock as of March 2, 2016, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2015:

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

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2015 and 2014.

2015	Low	High
First Quarter	$17.97	$22.99
Second Quarter	20.09	25.57
Third Quarter	18.78	22.39
Fourth Quarter	18.74	23.98
2014	Low	High
First Quarter	$26.19	$34.81
Second Quarter	28.90	34.69
Third Quarter	23.80	33.36
Fourth Quarter	21.23	26.75

As of December 31, 2015  as reflected by our transfer agent records, we had 16 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 7, 2016, the last reported sale price of our common stock as reported by the New York Stock Exchange was $19.50 per share.

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
December 2015
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Issuance or Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	414,769	(1)	$19.07	93,419
Restricted Stock / Unit Plan	145,558		$19.17	361,394
Total	560,327			454,813

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the year ended December 31, 2015.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2015.  This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.  The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$95,919	$96,974	$89,248	$93,722	$65,158
Costs of revenues, exclusive of depreciation and amortization shown separately below	42,655	43,147	40,943	49,907	30,394
Gross margin(1)	53,264	53,827	48,305	43,815	34,764
Loss on retirement of rental equipment	4,370	—	—	—	—
Depreciation and amortization	22,758	21,507	18,144	15,707	13,994
Selling, general and administrative expenses	10,989	10,334	8,141	7,893	5,910
Operating income	15,147	21,986	22,020	20,215	14,860
Total other income (expense), net	117	172	492	(4)	769
Income before income taxes	15,264	22,158	22,512	20,211	15,629
Income tax expense	5,117	8,030	8,122	7,526	5,869
Net income	$10,147	$14,128	$14,390	$12,685	$9,760
Net income per common share:
Basic	$0.81	$1.14	$1.17	$1.04	$0.80
Diluted	$0.79	$1.11	$1.15	$1.03	$0.80
Weighted average shares of common stock outstanding:
Basic	12,567	12,434	12,324	12,220	12,148
Diluted	12,793	12,721	12,550	12,320	12,250
Adjusted EBITDA(2)	$42,407	$43,675	$40,712	$35,936	$29,678

Cash flows from:
Operating Activities	$41,611	$34,564	$39,244	$35,418	$33,623
Investing Activities	(12,315)	(53,102)	(43,324)	(23,761)	(35,506)
Financing Activities	55	276	437	39	(864)
Net change in cash and cash equivalents	$29,351	$(18,262)	$(3,643)	$11,696	$(2,747)

	As of December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$73,204	$55,076	$60,645	$62,036	$49,503
Total assets	285,553	282,712	256,589	232,751	212,164
Long-term debt (including current portion)	417	417	577	897	1,017
Stockholders’ equity	223,981	210,587	192,737	175,825	161,542

(1)	Gross margin is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

(2)	Adjusted EBITDA is defined, reconciled to net income and discussed immediately below under “-- Non-GAAP Financial Measures”.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net income) from operations before interest, taxes, loss on retirement of rental equipment, depreciation and amortization.  This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•
it is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of Adjusted EBITDA, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles.  Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts; and

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.  Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net income, the most directly comparable GAAP financial measure.

Definition and use of gross margin

We define gross margin as total revenue less costs of revenues (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and costs (excluding depreciation and amortization expense), which are key components of our operations.  Gross margin differs from gross profit, in that gross profit includes depreciation expense.  We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes.  Depreciation expense does not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity.  Rather, depreciation expense reflects the systematic allocation of historical property and equipment values over the estimated useful lives.

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

Reconciliation

The following table reconciles Adjusted EBITDA and gross margin to our net income, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net Income	$10,147	$14,128	$14,390	$12,685	$9,760
Interest expense	15	10	56	18	55
Income taxes	5,117	8,030	8,122	7,526	5,869
Loss on retirement of rental equipment	4,370	—	—	—	—
Depreciation and amortization	22,758	21,507	18,144	15,707	13,994
Adjusted EBITDA	42,407	43,675	40,712	35,936	29,678
Selling, general and administrative expenses	10,989	10,334	8,141	7,893	5,910
Other income, net	(132)	(182)	(548)	(14)	(824)
Gross Margin	$53,264	$53,827	$48,305	$43,815	$34,764

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2015, 2014 and 2013.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts include maintenance charges and are paid monthly in advance.  As of December 31, 2015, we had 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers, compared to 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers at December 31, 2014.  Of the 1,818 compressors rented at December 31, 2015, 833 were rented on a month-to-month basis.

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

We provide service and maintenance to our non-rental customers under written maintenance contracts or on an as required basis in the absence of a service contract.  Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Rental	$76,432	$78,983	$69,062
Sales	18,519	17,200	19,479
Service and maintenance	968	791	707
Total	$95,919	$96,974	$89,248

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

Demand for our products and services was strong throughout most of 2008, but in 2009 the demand declined due to lower natural gas prices, decreased demand for natural gas and the economic recession.  During 2010, the economy began to recover from a global recession and demand for our products began to strengthen. This recovery continued through most of 2014 due to increasing oil prices, in spite of continued low natural gas prices. Towards the end of 2014 and throughout 2015, crude oil prices collapsed, placing uncertainty on the growth in demand for our products and services.

For fiscal year 2016, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2016.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, joint ventures or other opportunities, although that capital may not be available to us when we need it or on acceptable terms.

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2015, two customers accounted for approximately 25% and 10% of our accounts receivable, and at December 31, 2014, three customers accounted for approximately 20%, 18% and 14% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. At December 31, 2015 and 2014, our allowance for doubtful accounts balance was $833,000 and $507,000, respectively.

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

We completed a review of goodwill for impairment during the fourth quarter of 2015 under the guidance of Accounting Standards Update 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-lived Intangibles for Impairment (ASU 2012-02). Our analysis considered multiple qualitative factors to determine whether events and circumstances indicate that we more than likely than not experienced impairment to the stated value of goodwill. Our assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the analysis we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill was recorded in the year ending at December 31, 2015. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2015, an adjustment to the allowance of $418,000 was made to remove obsolete inventory and bring inventory to current estimated market value, which represents 1.5% of inventory. This adjustment was the result of our obsolescence review which is conducted each year. We ended 2015 with an inventory allowance balance of $12,000.

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of continued low natural gas and oil prices and potentially cautious capital spending by customers, we expect the overall activity levels to be lower in 2016. Currently, we believe that weak commodity prices will continue throughout 2016. In addition, credit and capital markets will show signs of stress resulting from the weakness of commodity prices and will impact the level of capital spending by our customers in the near term. We believe that the recovery from the recent market uncertainty will continue to be slow. The result will likely be lagging capital spending by our customers and therefore slow growth in demand for our products and services and price pressure from competitors.  We anticipate industry capital spending will be greatly decreased in 2016 compared to 2015 levels, and we believe our fabrication business will likely reflect this in our production level through 2016. We believe our rental operations business will also be down moderately.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The table below shows our revenues, percentage of total revenues, gross margin, exclusive of depreciation and amortization, and gross margin percentage of each of our operating units for the years ended December 31, 2015 and December 31, 2014.  Gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Revenue				Gross Margin, Exclusive of Depreciation and Amortization (1)
	Year Ended December 31,				Year Ended December 31,
	2015		2014		2015		2014
	(dollars in thousands)
Rental	$76,432	79.7%	$78,983	81.5%	$47,682	62.4%	$47,461	60.1%
Sales	18,519	19.3%	17,200	17.7%	4,886	26.4%	5,903	34.3%
Service & Maintenance	968	1.0%	791	0.8%	696	71.9%	463	58.5%
Total	$95,919		$96,974		$53,264	55.5%	$53,827	55.5%

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Item 6. Selected Financial Data – Non-GAAP Financial Measures” in this Report.

Total revenue decreased to $95.9 million from $97.0 million, or 1.1%, for the year ended December 31, 2015, compared to 2014. This was the result of a 3.2% decrease in rental revenue offset by a 7.7% increase in sales revenue and a 22.4% increase in service and maintenance revenue.

Rental revenue decreased to $76.4 million from $79.0 million, or 3.2%, for the year ended December 31, 2015, compared to 2014.  This decrease is due to reduced demand from the drop in oil and natural prices resulting in units being returned. As of December 31, 2015, we had 2,622 natural gas compressors in our rental fleet totaling 372,482 horsepower, as compared to 2,879 natural gas compressors totaling 401,361 horsepower as of December 31, 2014.  As of December 31, 2015, we had 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers, compared to 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers as of December 31, 2014. The rental fleet had a utilization of 69.3% as of December 31, 2015 as compared to 76.0% at year end 2014.

Sales revenue increased to $18.5 million from $17.2 million, or 7.7%, for the year ended December 31, 2015, compared to 2014. Our normal sales activity continues to reflect demand from our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2015 was $2.28/MMBtu, down from $3.14/MMBtu one year ago. The price of natural gas remains at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. During 2015, capital project funding continued to shift from gas projects to oil projects as the price of oil in early 2015 was not as volatile as gas, and many companies had locked in oil prices in support of those projects. Since our compressors are increasingly used in the production of oil and natural gas from shale plays which are driven by oil economics and typically by hedged prices, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have and will continue to cultivate new sales oriented customers and are actively pursuing small, medium and large reciprocating compressors as well as rotary screw-type equipment of any size. Sales include: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

The overall gross margin percentage remained steady at 55.5% for the twelve months ended December 31, 2015 and December 31, 2014, exclusive of depreciation and amortization. Our ability to remain flat in today's market is the result of the relatively higher margin rentals comprising a larger share of total revenue. Rental margins increased for the year ended December 31, 2015 compared to 2014 to 62.4% from 60.1%. Sales margin decreased to 26.4% from 34.3% for the year ended 2015 compared to 2014. Third party service and maintenance margins increased to 71.9% from 58.5% for the year ended December 31, 2015 compared to 2014. Service and maintenance represents 1% of our revenue providing minimal impact on our overall gross margin.

As a result of a decline in market conditions, management reviewed our rental compressor units and determined that 258 units should be retired, with certain key components being re-utilized, representing total horsepower of 32,259. Based on this optimization review, at June 30, 2015 we recorded a $4.4 million non-cash loss on the retirement of rental equipment to reduce the book value to approximately $967,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expenses increased to $11.0 million for the year ended December 31, 2015, as compared to $10.3 million for 2014.  This 6.3% increase is primarily due to our need to maintain consistent staffing levels, salary increases for existing staff ($180,000) and non-cash expenses related to stock compensation ($300,000).

Depreciation and amortization expense increased to $22.8 million from $21.5 million, or 5.8%, for the year ended December 31, 2015, compared to 2014.  This increase was the net result of 52 new gas compressor rental units being added to the rental fleet in 2015, which increased the depreciable base and a full year's of depreciation realized from the 323 rental units added in 2014.

Provision for income tax decreased to $5.1 million from $8.0 million, or 36.3%, and is the result of the decrease in pre-tax income and effective tax rate. Our effective tax rate was 33.5% for 2015 and 36.2% for 2014.

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

Sales revenue decreased to $17.2 million from $19.5 million, or 11.7%, for the year ended December 31, 2014, compared to 2013. Our normal sales activity continues to reflect demand from our customers' continued investment in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2014 was $3.14/MMBtu, down from $4.31/MMBtu at December 31, 2013. The price of natural gas remains at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. This has caused capital project funding to shift from gas projects to oil projects as the price of oil was not as volatile as gas, and oil prices have rebounded from its lows compared to natural gas prices. Since our compressors are increasingly used in the production of natural gas from shale plays which are driven by oil economics, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we have continued to cultivate new sales-oriented customers and are entertaining requests for bids on larger reciprocating compressors instead of being solely focused on screw-type equipment. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

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

Liquidity and Capital Resources

Our working capital positions as of December 31, 2015 and 2014 are set forth below.

	2015	2014
	(in thousands)
Current Assets:
Cash and cash equivalents	$35,532	$6,181
Trade accounts receivable, net	9,107	10,408
Inventory, net	27,722	32,624
Prepaid income taxes	81	5,391
Prepaid expenses and other	762	472
Total current assets	73,204	55,076
Current Liabilities:
Accounts payable	1,226	4,990
Accrued liabilities	3,071	6,624
Deferred income	271	1,635
Total current liabilities	4,568	13,249
Net working capital	$68,636	$41,827

Historically, we have funded our operations through cash flows from operations and borrowings under bank credit facilities. Proceeds of financings have been primarily used to repay debt, to fund the manufacture and fabrication of additional units for our rental fleet of natural gas compressors and for acquisitions. In recent years, we have primarily funded our operations through cash flow from operations and, to a lesser extent, borrowings under our bank line of credit, which is described below. For the year ended December 31, 2015, we invested approximately $12.5 million in equipment for our rental fleet and service vehicles.  We financed this activity with funds from operations.

Cash flows

At December 31, 2015, we had cash and cash equivalents of $35.5 million and working capital of $68.6 million, and total debt of $417,000 under our credit agreement, all which is due in 2017. Our cash and cash equivalents increased from 2014 due to a decrease in our capital program which was the result of a decrease in compressor rentals due to the decrease in oil and natural gas prices.We had positive net cash flow from operating activities of approximately $41.6 million during 2015. This was primarily from net income of $10.1 million and non-cash items of depreciation and amortization of $22.8 million, $3.5 million related to stock-based compensation, a loss on retirement of rental fleet of $4.4 million, a decrease in deferred income taxes of $1.8 million and an increase in working capital of $2.6 million.

At December 31, 2014, we had cash and cash equivalents of $6.2 million, working capital of $41.8 million and total debt of $417,000, under our line of credit, all which is due in 2017. Our cash and cash equivalent decreased from 2013 due to an increase in demand from our customers for additional rental compression. We had positive net cash flow from operating activities of approximately $34.6 million during 2014. This was primarily from net income of $14.1 million plus depreciation and amortization of $21.5 million.

     Raw materials and work in progress and finished goods inventory decreased to $27.7 million as of the end of 2015, as compared to $32.6 million as of the end of 2014. This decrease is mainly a reflection of inventory management activity and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2016	2017	2018	2019	Thereafter	Total
Line of credit	$—	$417	$—	$—	$—	$417
Interest on line of credit	17	17	—	—	—	34
Purchase obligations	400	400	400	400	466	2,066
Other long term liabilities	—	—	—	—	129	129
Facilities and office leases	383	407	275	59	—	1,124
Total	$800	$1,241	$675	$459	$595	$3,770

Senior Bank Borrowings

On November 19, 2014, we amended and renewed our $30 million Credit Agreement with JP Morgan Chase Bank, N.A. ("the Amended Credit Agreement"). The Amended Credit Agreement was extended to December 31, 2017, and the interest rate terms were amended. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). As of December 31, 2015, we owed $417,000 on the line of credit under the Credit Agreement.

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

As of December 31, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations.

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31, 2015:

Expenditure Category	2015	2014	2013
	(in thousands)
Rental equipment, vehicles and shop equipment	$12,504	$53,342	$43,419

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our operating cash flow and additional bank borrowings are adequate to fully fund our net capital expenditures requirements for 2016.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant.  When considered in relation to our total financial capacity, we do not have any material continuing commitments associated with expenditure plans related to our current operations can be met.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2015, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2015 we had met $2.7 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2015 was $129,000.

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently evaluating the potential impact this new standard may have on our financial statements.

On November 20, 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. We are currently evaluating the potential impact this new standard may have on our financial statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU No. 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not expect this new standard to have a material impact on our financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, by one year. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2015 and 2014, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2015, we had two customers that accounted for a total of approximately 35% of our accounts receivable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2015, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as December 2015 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in their Internal Control-Integrated Framework (2013).  Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2015. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 11, 2016 on the effectiveness of internal control over financial reporting. That report is included herein.
ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Natural Gas Services Group, Inc. as of December 31, 2015 and 2014 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 11, 2016

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

NATURAL GAS SERVICES GROUP, INC.

Date:	March 11, 2016	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2016
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 11, 2016
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 11, 2016
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 11, 2016
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 11, 2016
David L. Bradshaw
/s/ John W. Chisholm	Director	March 11, 2016
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying balance sheets of Natural Gas Services Group, Inc. (the "Company") as of December 31, 2015 and 2014 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 11, 2016

NATURAL GAS SERVICES GROUP, INC. BALANCE SHEETS (in thousands, except share amounts)
	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$35,532	$6,181
Trade accounts receivable, net of allowance for doubtful accounts of $833 and $507, respectively	9,107	10,408
Inventory, net of allowance for obsolescence of $12 and $225, respectively	27,722	32,624
Prepaid income taxes	81	5,391
Prepaid expenses and other	762	472
Total current assets	73,204	55,076
Rental equipment, net of accumulated depreciation of $111,293 and $106,179, respectively	191,933	208,292
Property and equipment, net of accumulated depreciation of $10,825 and $10,830, respectively	8,527	7,362
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,382 and $1,257, respectively	1,777	1,902
Other assets	73	41
Total assets	$285,553	$282,712
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,226	$4,990
Accrued liabilities	3,071	6,624
Deferred income	271	1,635
Total current liabilities	4,568	13,249
Line of credit	417	417
Deferred income tax liability	56,458	58,304
Other long-term liabilities	129	155
Total liabilities	61,572	72,125
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,603 and 12,466 shares issued and outstanding, respectively	126	124
Additional paid-in capital	98,310	95,065
Retained earnings	125,545	115,398
Total stockholders' equity	223,981	210,587
Total liabilities and stockholders' equity	$285,553	$282,712

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Rental income	$76,432	$78,983	$69,062
Sales	18,519	17,200	19,479
Service and maintenance income	968	791	707
Total revenue	95,919	96,974	89,248
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	28,750	31,522	29,017
Cost of sales, exclusive of depreciation stated separately below	13,633	11,297	11,582
Cost of service and maintenance, exclusive of depreciation stated separately below	272	328	344
Loss on retirement of rental equipment	4,370	—	—
Selling, general, and administrative expenses	10,989	10,334	8,141
Depreciation and amortization	22,758	21,507	18,144
Total operating costs and expenses	80,772	74,988	67,228
Operating income	15,147	21,986	22,020
Other income (expense):
Interest expense	(15)	(10)	(56)
Other income	132	182	548
Total other income, net	117	172	492
Income before provision for income taxes	15,264	22,158	22,512
Provision for income taxes:
Current	6,963	1,190	399
Deferred	(1,846)	6,840	7,723
Total income tax expense	5,117	8,030	8,122
Net income	$10,147	$14,128	$14,390
Earnings per share:
Basic	$0.81	$1.14	$1.17
Diluted	$0.79	$1.11	$1.15
Weighted average shares outstanding:
Basic	12,567	12,434	12,324
Diluted	12,793	12,721	12,550

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2012	—	$—	12,241	$122	$88,823	$86,880	$175,825
Exercise of common stock options	—	—	53	—	829	—	829
Compensation expense on common stock options	—	—	—	—	198	—	198
Issuance of restricted stock	—	—	72	—	—	—	—
Tax benefit of equity compensation			—	—	10	—	10
Compensation expense on restricted common stock	—	—	—	1	1,484	—	1,485
Net income	—	—	—	—	—	14,390	14,390
BALANCES, December 31, 2013	—	$—	12,366	$123	$91,344	$101,270	$192,737
Exercise of common stock options	—	—	3	—	59	—	59
Compensation expense on common stock options	—	—	—	—	426	—	426
Issuance of restricted stock	—	—	97	—	—	—	—
Tax benefit of equity compensation	—	—	—	—	419	—	419
Compensation expense on restricted common stock	—	—	—	1	2,817	—	2,818
Net income	—	—	—	—	—	14,128	14,128
BALANCES, December 31, 2014	—	$—	12,466	$124	$95,065	$115,398	$210,587
Exercise of common stock options	—	—	66	1	775	—	776
Compensation expense on common stock options	—	—	—	—	601	—	601
Issuance of restricted stock	—	—	71	—	—	—	—
Tax expense of equity compensation	—	—	—	—	(379)	—	(379)
Compensation expense on restricted common stock	—	—	—	1	2,943	—	2,944
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(695)	—	(695)
Net income	—	—	—	—	—	10,147	10,147
BALANCES, December 31, 2015	—	$—	12,603	$126	$98,310	$125,545	$223,981

See accompanying notes to these financial statements.

NATURAL GAS SERVICES GROUP, INC. STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,147	$14,128	$14,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,758	21,507	18,144
Deferred taxes	(1,846)	6,840	7,723
Gain on extinguishment of liability	—	—	(223)
Gain on disposal of assets	(179)	(160)	(48)
Loss on retirement of rental equipment	4,370	—	—
Bad debt allowance	477	121	14
Inventory allowance	205	395	—
Stock based compensation	3,545	3,244	1,682
Changes in current assets (increase) decrease in:
Trade accounts receivables	824	(3,779)	(73)
Inventory	5,382	(6,112)	(323)
Prepaid income taxes and prepaid expenses	5,774	(3,997)	(1,870)
Changes in current liabilities increase (decrease) in:
Accounts payable and accrued liabilities	(7,220)	1,126	1,154
Current income tax liability	(1,230)	920	(162)
Deferred income	(1,364)	762	(1,154)
Other	(32)	(12)	—
Tax benefit from equity compensation	—	(419)	(10)
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,611	34,564	39,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental, property and equipment	(12,504)	(53,342)	(43,419)
Proceeds from sale of property and equipment	189	240	95
NET CASH USED IN INVESTING ACTIVITIES	(12,315)	(53,102)	(43,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities, net	(26)	(42)	(82)
Repayments of line of credit, net	—	(160)	(320)
Proceeds from exercise of stock options	776	59	829
Tax benefit from equity compensation	—	419	10
Taxes paid related to net share settlement of equity awards	(695)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	55	276	437
NET CHANGE IN CASH AND CASH EQUIVALENTS	29,351	(18,262)	(3,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,181	24,443	28,086
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,532	$6,181	$24,443
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15	$10	$56
Income taxes paid	$6,530	$4,108	$2,590
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$2,309	$131	$207
Transfer of inventory to property and equipment	$1,624	$—	$—
Property and equipment purchases included in accounts payable	$—	$218	$251

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.   The allowance for doubtful accounts was $833,000 and $507,000 at December 31, 2015 and 2014, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer. From time to time, we have customers that request units and flares to be built under a bill and hold arrangement. In order to recognize revenue under a bill and hold arrangement the following criteria was met: risk of ownership was passed to the customer, customer made a fixed commitment to purchase the goods, the buyer requested the bill and hold, there was a fixed schedule for delivery, we no longer had any specific performance obligations, the purchase was segregated at our facility and the equipment was complete and ready to ship. As of December 31, 2015 we recognized revenue of $4 million under these bill and hold arrangements. Exchange and rebuilt compressor revenue is recognized when both the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

Major Customers and Concentration of Credit Risk

Sales and rental income to Devon Energy Production, Inc. ("Devon") and Occidental Permian, LTD. ("Oxy") in 2015 amounted to 21% and 10% of revenue, respectively. Sales and rental income to Devon and EOG Resources, Inc. ("EOG") in 2014 amounted to 18% and 15% of revenue, respectively. Sales and rental income to EOG and Devon in 2013 amounted to 18% and 15% of revenue. No other single customer accounted for more than 10% of our revenues in 2015, 2014 or 2013. Oxy and Devon amounted to 25%, and 10%, respectively, of our accounts receivable as of December 31, 2015. EOG, Promatcon Tepatguna and Oxy amounted to 20% and 18% and 14%, respectively, of our accounts receivable as of December 31, 2014. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2015 and 2014.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $12,000 and $225,000 at December 31, 2015 and 2014, respectively. There were 7 newly completed compressor units at December 31, 2015 and none at December 31, 2014 available for sale or for use in our rental fleet.  At December 31, 2015 and 2014, inventory consisted of the following (in thousands):

	2015	2014
Raw materials	$20,726	$25,984
Finished goods	1,051	—
Work in process	5,945	6,640
Total	$27,722	$32,624

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

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. Due to the weakening oil price environment, we performed a goodwill impairment test as of June 30, 2015 and our annual goodwill impairment test was performed in the fourth quarter of 2015. We experienced no impairment of goodwill during the years ended December 31, 2015 or 2014.

Intangibles

At December 31, 2015, NGSG had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2015 and 2014 was $1.8 million and $1.9 million respectively.  Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately nine years as of December 31, 2015.  Amortization expense recognized in each of the years ending December 31, 2015, 2014, and 2013 was $125,000, $125,000 and $130,000 respectively. Estimated amortization expense for the years 2016-2024 is $125,000 per year. NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2015 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2015			December 31, 2014

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$1,382	$1,123	$2,505	$1,257	$1,248
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$1,382	$1,777	$3,159	$1,257	$1,902

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2015 or 2014.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $103,000 and $0 for December 31, 2015 and 2014, respectively, and is included in accrued liabilities on the balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were anti-dilutive securities in 2015 and 2014 and none in 2013.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$10,147	$14,128	$14,390
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,567	12,434	12,324
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,567	12,434	12,324
Dilutive effect of stock options and restricted shares	226	287	226
Diluted weighted average shares	12,793	12,721	12,550
Earnings per common share:
Basic	$0.81	$1.14	$1.17
Diluted	$0.79	$1.11	$1.15

In the year-ended December 31, 2015, options to purchase 107,500 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the year-ended December 31, 2014, options to purchase 55,000 shares of common stock with exercise prices ranging from $30.41 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2015 or 2014.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC Topic 820 established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2015 and 2014 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To satisfy the foregoing objective, the FASB is creating Topic 842, Leases, which supersedes Topic 840. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently evaluating the potential impact this new standard may have on our financial statements.

On November 20, 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. We are currently evaluating the potential impact this new standard may have on our financial statements.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU No. 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not expect this new standard to have a material impact on our financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, by one year. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications had no effect on the reported results of operations.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to two years and continue on a month-to-month basis thereafter. Depreciation expense for rental equipment was $21.0 million, $19.8 million and $16.4 million for the years ended

December 31, 2015, 2014 and 2013, respectively. Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2015 are as follows :

Years Ending December 31, (in thousands)
2016	$24,284
2017	1,296
Thereafter	121
Total	$25,701

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2015 and 2014 (in thousands):

	Useful Lives (Years)	2015	2014
Land and building	30	$7,025	$5,636
Leasehold improvements	39	794	793
Office equipment and furniture	5	1,380	1,376
Software	5	573	573
Machinery and equipment	7	3,105	2,847
Vehicles	3	6,475	6,967
Total		19,352	18,192
Less accumulated depreciation		(10,825)	(10,830)
Total		$8,527	$7,362

Depreciation expense for property and equipment was $1.6 million for the years ended December 31, 2015, 2014 and 2013.

4. Retirement of Long-Lived Assets

As a result of a decline in market conditions during the first half of 2015, management reviewed our rental compressor units that were not of the type, configuration, make or model that our customers were demanding or that were not cost efficient to refurbish, maintain and operate. As a result of that review, we determined that 258 units representing total horsepower of 32,259 should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $4.4 million loss on the retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $967,000 for the key components being kept. The retirement is recorded in the income statement under loss on retirement of rental equipment.

5. Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at December 31, 2015 under the terms of our Amended Credit Agreement.

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

As of December 31, 2015, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2015 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2015 was 1.69%.

6.  Other Long-term Liabilities

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

In addition, we entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $129,000 and $155,000 as of December 31, 2015 and 2014, respectively.

7.  Income Taxes

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013, consists of the following (in thousands):

	2015	2014	2013
Current provision:
Federal	$6,440	$995	$69
State	523	195	330
Total current provision	6,963	1,190	399
Deferred provision:
Federal	(1,846)	6,840	7,723
Total deferred provision	(1,846)	6,840	7,723
Total provision	$5,117	$8,030	$8,122

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2015 and 2014, are as follows (in thousands):

	2015	2014
Deferred income tax assets:
Stock Compensation	$1,011	$1,249
Other	4	80
Total deferred income tax assets	$1,015	$1,329

Deferred income tax liabilities:
Property and equipment	$(56,132)	(58,610)
Goodwill and other intangible assets	(998)	(1,023)
Other	(343)	—
Total deferred income tax liabilities	(57,473)	(59,633)
Net deferred income tax liabilities	$(56,458)	$(58,304)

The effective tax rate for the years ended December 31, 2015, 2014 and 2013, differs from the statutory rate as follows:

	2015	2014	2013
Statutory rate	34.0%	34.0%	34.0%
State and local taxes	1.5%	1.5%	1.7%
Other	(2.0)%	0.7%	0.4%
Effective rate	33.5%	36.2%	36.1%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2015, 2014 and 2013, there were no significant income tax interest or penalty items in the statement of income.

We had a federal net operating loss carry forward of $3.2 million as of December 31, 2012, which was utilized in the year ended December 31, 2013. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2011.

8.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2015 and 2014, there were no issued or outstanding preferred shares.

9. Stock-Based Compensation

Restricted Stock

 On June 3, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the 2009 Restricted Stock/Unit Plan (the "Plan") to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. On March 19, 2015, the Compensation Committee awarded 20,000 shares of restricted common stock each to G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services, which vest one year from the grant date. We also awarded and issued 21,968 shares of restricted common stock to our Board of Directors as partial payment for 2015 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2016. In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2014 performance, Mr. Taylor, was awarded 83,590 restricted shares on January 16, 2015, which vest one year from the date of grant. Compensation expense related to the restricted shares was approximately $2,944,000, $2,818,000 and $1,485,000 for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was a total of approximately $457,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares.  This expense is expected to be recognized within one year. As of December 31, 2015, 361,394 shares were still available for issuance under the Plan.

A summary of all restricted stock activity as of December 31, 2015 and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	99,238	$28.22	9.00	$2,286
Granted	145,558	19.17	—	2,886
Vested	(99,238)	28.22	—	2,100
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2015	145,558	$19.17	9.12	$3,246

Stock Option Plan

Our 1998 Stock Option Plan (the "Stock Option Plan"), which is stockholder approved, permits the granting of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Stock Option Plan to add additional 200,000 shares of common stock to the Stock Option Plan, thereby authorizing the issuance of up to 750,000 shares of common stock under the Stock Option Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is March 1, 2016, pending shareholder approval of an extension to the Stock Option Plan.  As of December 31, 2015, 93,419 shares were still available for issue under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the years ended December 31, are as follows:	2015	2014	2013
Risk free rate	1.56%	1.96%	1.02%
Expected life	6 years	6 years	6 years
Expected volatility	45.07%	58.44%	60.39%
Expected dividend yield	—	—	—

A summary of all option activity as of December 31, 2015 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	432,269	$17.55	4.89	$2,786
Granted	50,000	22.90
Exercised	(66,000)	11.76		481
Canceled/Forfeited	(1,500)	30.41		—
Expired	—	—
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Exercisable, December 31, 2015	312,933	$17.13	3.93	$1,766

We granted one option to purchase a total of 50,000 shares to non-executive employees in April 2015 at an exercise price of $22.90 with a three year vesting period.

The weighted average grant date fair value of options granted during the years 2015, 2014, and 2013 was $10.33, $16.56, and $10.30 respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $$481,000, $48,000, and $458,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $776,000, $59,000, and $829,000, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2015:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	94,852	3.23	$11.23	94,852	$11.23
$15.71-17.81	92,750	3.78	$17.56	92,750	$17.56
$17.82-20.48	119,667	4.27	$19.58	106,167	$19.69
$20.49-33.36	107,500	8.75	$26.72	19,164	$30.05
	414,769	5.08	$19.07	312,933	$17.13

The summary of the status of our unvested stock options as of December 31, 2015 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	91,834	$14.19
Granted	50,000	$10.33
Vested	(38,498)	$13.09
Cancelled/Forfeited	(1,500)	$16.79
Unvested at December 31, 2015	101,836	$12.67

We recognized stock compensation expense from stock options vesting of $601,000, $426,000, and $198,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $722,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 3.0 years.

10. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $387,000, $296,000, and $294,000 to the 401(k) Plan in 2015, 2014 and 2013, respectively.

Rented Facilities, Vehicles and Equipment

We lease certain of our facilities and equipment under operating leases with terms generally ranging from month-to-month to five years.  Most leases contain renewal options.  Remaining future minimum rental payments due under these leases are as follows:

Years Ending December 31, (in thousands)
2016	$383
2017	407
2018	275
2019	59
Total	$1,124

Rent expense under such leases was $375,000, $380,000, and $358,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

11.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2015	Q1	Q2	Q3	Q4	Total
Total revenue	$24,741	$24,230	$21,193	$25,755	$95,919
Operating income	5,787	919	3,798	4,643	15,147
Net income	3,694	614	2,562	3,277	10,147
Net income per share - Basic	0.30	0.05	0.20	0.26	0.81
Net income per share - Diluted	0.29	0.05	0.20	0.26	0.79

2014	Q1	Q2	Q3	Q4	Total
Total revenue	$22,322	$21,952	$25,599	$27,101	$96,974
Operating income	4,362	5,085	5,840	6,699	21,986
Net income	2,856	3,385	3,883	4,004	14,128
Net income per share - Basic	0.23	0.27	0.31	0.32	1.14
Net income per share - Diluted	0.23	0.27	0.30	0.32	1.11

Amounts may not add due to rounding differences.

********
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)
3.2	Bylaws (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2, No. 333-88314)
4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)
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