Form 10-Q
period 2016-03-31
NATURAL GAS SERVICES GROUP INC
filed 2016-05-06
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 2, 2016
Common Stock, $0.01 par value	12,864,226

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$43,055	$35,532
Trade accounts receivable, net of allowance for doubtful accounts of $711 and $833, respectively	10,847	9,107
Inventory, net	25,095	27,722
Prepaid income taxes	396	81
Prepaid expenses and other	297	762
Total current assets	79,690	73,204
Rental equipment, net of accumulated depreciation of $116,359 and $111,293, respectively	188,549	191,933
Property and equipment, net of accumulated depreciation of $10,972 and $10,825 respectively	8,217	8,527
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,413 and $1,382, respectively	1,746	1,777
Other assets	124	73
Total assets	$288,365	$285,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$605	$1,226
Accrued liabilities	3,760	3,071
Deferred income	185	271
Total current liabilities	4,550	4,568
Line of credit, non-current portion	417	417
Deferred income tax liability	56,593	56,458
Other long-term liabilities	177	129
Total liabilities	61,737	61,572
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,708 and 12,603 shares issued and outstanding, respectively	127	126
Additional paid-in capital	98,415	98,310
Retained earnings	128,086	125,545
Total stockholders' equity	226,628	223,981
Total liabilities and stockholders' equity	$288,365	$285,553

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2016	2015
Revenue:
Rental income	$16,408	$20,603
Sales, net	4,910	3,912
Service and maintenance income	258	226
Total revenue	21,576	24,741
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	5,694	7,727
Cost of sales, exclusive of depreciation stated separately below	3,932	2,813
Cost of service and maintenance	111	38
Selling, general, and administrative expense	2,569	2,588
Depreciation and amortization	5,503	5,788
Total operating costs and expenses	17,809	18,954
Operating income	3,767	5,787
Other income (expense):
Interest expense	(2)	(3)
Other income	19	42
Total other income, net	17	39
Income before provision for income taxes	3,784	5,826
Provision for income taxes	1,243	2,132
Net income	$2,541	$3,694
Earnings per share:
Basic	$0.20	$0.30
Diluted	$0.20	$0.29
Weighted average shares outstanding:
Basic	12,648	12,504
Diluted	12,838	12,713

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,541	$3,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,503	5,788
Deferred income taxes	135	591
Stock based compensation	648	794
Bad debt allowance	29	160
Gain on sale of assets	(25)	(44)
Gain on company owned life insurance	(3)	—
Changes in current assets and liabilities:
Trade accounts receivables	(1,769)	619
Inventory	2,791	5,146
Prepaid expenses	165	1,491
Accounts payable and accrued liabilities	68	(6,229)
Deferred income	(86)	(728)
Other	51	—
Tax benefit from equity compensation	(15)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,033	11,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,942)	(8,712)
Purchase of company owned life insurance	(48)	—
Proceeds from sale of property and equipment	25	44
NET CASH USED IN INVESTING ACTIVITIES	(1,965)	(8,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(3)	(7)
Proceeds from exercise of stock options	352	492
Taxes paid related to net share settlement of equity awards	(909)	(660)
Tax benefit from equity compensation	15	—
NET CASH USED IN FINANCING ACTIVITIES	(545)	(175)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,523	2,439
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,532	6,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,055	$8,620
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2	$3
Income taxes paid	$1,550	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$164	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed consolidated financial statements of Natural Gas Services Group, Inc. a Colorado corporation (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our").

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2016 and the results of our operations for the three months ended March 31, 2016 and 2015 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the SEC.  In our opinion, the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer. From time to time, we have customers that request units and flares to be built under a bill and hold arrangement. In order to recognize revenue under a bill and hold arrangement the following criteria must be met: risk of ownership was passed to the customer, customer made a fixed commitment to purchase the goods, the buyer requested the bill and hold, there was a fixed schedule for delivery, we no longer had any specific performance obligations, the purchase was segregated at our facility and the equipment was complete and ready to ship. As of March 31, 2016, we recognized revenue of $3.2 million under these bill and hold arrangements. Exchange and rebuilt compressor revenue is recognized when the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, deferred compensation plan (cash portion) and our line of credit. Pursuant to ASC 820 (Accounting Standards Codification), the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their fair values because of their nature and relatively short maturity dates or durations.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, by one year. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications had no effect on the reported results of operations.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2015, and changes during the three months ended March 31, 2016 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Exercised	(22,750)	15.46		137
Outstanding, March 31, 2016	392,019	$19.28	5.01	$1,468
Exercisable, March 31, 2016	336,187	$18.22	4.40	$1,468

The following table summarizes information about our stock options outstanding at March 31, 2016:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	79,852	3.42	$10.67	79,852	$10.67
$15.71-17.81	85,750	3.49	17.55	85,750	17.55
$17.82-20.48	118,917	4.00	19.59	118,917	19.59
$20.49-33.36	107,500	8.50	26.72	51,668	27.85
	392,019	5.01	$19.28	336,187	$18.22

The summary of the status of our unvested stock options as of December 31, 2015 and changes during the three months ended March 31, 2016 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2015	101,836	$12.67
Vested	(46,004)	12.55
Unvested at March 31, 2016	55,832	$12.77

As of March 31, 2016, there was $579,103 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.4 years. Total compensation expense for stock options was $166,523 and $114,002 for the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2015 performance, Mr. Taylor, was awarded 75,915 restricted shares on January 6, 2016, which vest over two years, in equal installments, beginning January 6, 2017. On April 6, 2016, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest over two years, in equal installments, beginning April 6, 2017. We also awarded and issued 23,536 shares of restricted common stock to our Board of Directors as partial payment for 2016 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2017. Total compensation expense related to restricted stock awards was $481,753 and $679,770 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was a total of $1,651,237 of unrecognized compensation expense related to these shares which is expected to be recognized over the next two years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $12,000 at March 31, 2016 and December 31, 2015, consisted of the following amounts:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$20,283	$20,726
Finished Goods	1,034	1,051
Work in process	3,778	5,945
	$25,095	$27,722

During the three months ended March 31, 2016 and 2015, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Retirement of Long-Lived Assets

As a result of a decline in market conditions during the first half of 2015, management reviewed our rental compressor units that were not of the type, configuration, make or model that our customers were demanding or that were not cost efficient to refurbish, maintain and operate. As a result of that review, we determined that 258 units representing total horsepower of 32,259 should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $4.4 million loss on the retirement of rental equipment to reduce the book value of each unit to the estimated aggregate fair value of approximately $967,000 for the key components being kept. The retirement was recorded in second quarter of 2015. No retirements have been made in 2016.

(5) Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $51,000 as of March 31, 2016, with a gain related to the policy of $3,000 reported in other income in our condensed consolidated income statement for the three months ending March 31, 2016.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $51,000 as of March 31, 2016. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock, the plan does not allow for diversification, therefore, distributions are paid in shares and the obligation is carried at grant value. As of March 31, 2016, no shares had been deferred.

(6) Credit Facility

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2016 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2016, our weighted average interest rate was 1.69%.

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

As of March 31, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2016 and December 31, 2015 our outstanding balance on the line of credit was $417,000.

(7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended
	March 31,
	2016	2015
Numerator:
Net income	$2,541	$3,694
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,648	12,504

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,648	12,504
Dilutive effect of stock options and restricted stock	190	209
Diluted weighted average shares	12,838	12,713
Earnings per common share:
Basic	$0.20	$0.30
Diluted	$0.20	$0.29

In the three months ended March 31, 2016, options to purchase 187,500 shares of common stock with exercise prices ranging from $19.61 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three months ended March 31, 2015, options to purchase 136,500 shares of common stock with exercise prices ranging from$19.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

(8) Segment Information

ASC 280-10-50, “Operating Segments", defines the characteristics of an operating segment as a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the Company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we look at our products to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.  Our CODM does not make resource allocation decisions or access the performance of the business based on these categories, but rather in the aggregate. Based on this, management believes that it operates in one business segment.

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

For the three months ended March 31, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$16,408	$4,910	$258	$—	$21,576
Operating costs and expenses	5,694	3,932	111	8,072	17,809
Other income, net	—	—		17	17
Income before provision for income taxes	$10,714	$978	$147	$(8,055)	$3,784

For the three months ended March 31, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$20,603	$3,912	$226	$—	$24,741
Operating costs and expenses	7,727	2,813	38	8,376	18,954
Other income, net	—	—		39	39
Income before provision for income taxes	$12,876	$1,099	$188	$(8,337)	$5,826

(9)  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow.  We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2016, we had 1,610 natural gas compressors totaling 230,170 horsepower rented to 84 customers compared to 2,116 natural gas compressors totaling 292,527 horsepower rented to 100 customers at March 31, 2015.

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

Demand for our products and services have been historically strong. However, a decline in demand is experienced during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2015 have continued in the first three months of 2016. Through much of this period, producers maintained their focus on non-conventional opportunities. The continued low price environment has caused reduced project spending on both conventional and non-conventional plays. While the timing of a return of aggressive investment in the projects in uncertain, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by our ability to withstand temporary disruptions and position the Company for the long term.

Results of Operations

Three months ended March 31, 2016, compared to the three months ended March 31, 2015.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2016 and 2015.

	Revenue Three months ended March 31,
	(in thousands)
	2016		2015
Rental	$16,408	76%	$20,603	83%
Sales	4,910	23%	3,912	16%
Service and Maintenance	258	1%	226	1%
Total	$21,576		$24,741

Total revenue decreased to $21.6 million from $24.7 million, or 13%, for the three months ended March 31, 2016, compared to the same period ended March 31, 2015. The $3.1 million drop in revenue is due to rental units being returned in connection with depressed oil and gas prices.

Rental revenue decreased to $16.4 million from $20.6 million for the three months ended March 31, 2016, compared to the same period ended March 31, 2015.  This decrease is due to the reduced demand from the drop in oil prices resulting in units being returned.  We ended the quarter with 2,627 compressor packages, down from 2,918 units at March 31, 2015.  The rental fleet had a utilization of 61.3% as of March 31, 2016 compared to 72.5% utilization as of March 31, 2015. This drop in utilization is mainly the result of compressor rental units being returned. In the event that oil and natural gas prices increase, we should see an increase in the utilization of our fleet.

Sales revenue increased to $4.9 million from $3.9 million for the three months ended March 31, 2016, compared to the same period ended March 31, 2015, respectively.  This increase is the result of the inconsistent timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income decreased $2.0 million to $3.8 from $5.8 million, primarily due to a decrease in revenue. Operating margin percentage decreased to 17% from 23% for the three months ended March 31, 2016 and March 31, 2015, respectively. The operating margin decreased due the reduction in total revenue with a slight decrease in costs.

Selling, general, and administrative expense remained flat at $2.6 million, for the three months ended March 31, 2016, and March 31, 2015.

Depreciation and amortization expense decreased to $5.5 million for the three months ended March 31, 2016, compared to $5.8 million for the period ended March 31, 2015.  This decrease is the result of fewer units being added to the fleet, older units becoming fully depreciated and the retirement of 258 rental units during the second quarter of 2015. We added only 18 units over the past 12 months to our fleet and the retired units would have incurred approximately $250,000 in depreciation this quarter, if they were still in service.

Provision for income tax was $1.2 and $2.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in the provision is due to a decrease in taxable income which is largely driven by the decrease in revenues, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2016 and December 31, 2015 are set forth below:

	March 31,	December 31,
	2016	2015
	(in thousands)
Current Assets:
Cash and cash equivalents	$43,055	$35,532
Trade accounts receivable, net	10,847	9,107
Inventory, net	25,095	27,722
Prepaid income taxes	396	81
Prepaid expenses and other	297	762
Total current assets	79,690	73,204
Current Liabilities:
Accounts payable	605	1,226
Accrued liabilities	3,760	3,071
Deferred income	185	271
Total current liabilities	4,550	4,568
Total working capital	$75,140	$68,636

For the three months ended March 31, 2016, we invested $1.9 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At March 31, 2016, we had cash and cash equivalents of $43.1 million compared to $35.5 million at December 31, 2015.  Our cash flow from operations of $10.0 million was offset by capital expenditures of $1.9 million, during the three months ended March 31, 2016.  We had working capital of $75.1 million at March 31, 2016 compared to $68.6 million at December 31, 2015. On March 31, 2016 and December 31, 2015, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as non-current. We had positive net cash flow from operating activities of $10.0 million during the first three months of 2016 compared to $11.3 million for the first three months of 2015.  The cash flow from operations of $10.0 million was primarily the result of the net income of $2.5 million and the non-cash items of depreciation of $5.5 million, $648,000 related to the expenses associated with stock options and restricted shares, an increase in deferred income taxes of $135,000 and an increase in working capital.

Strategy

For the remainder of the fiscal year 2016 and into 2017, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2016, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms.

Bank Borrowings

We have a senior secured revolving credit agreement the "Amended Credit Agreement" with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2016, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2016, our weighted average interest rate was 1.69%.

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

As of March 31, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2016, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of March 31, 2016:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2016 (1)	2017	2018	2019	Thereafter	Total
Line of credit (secured)	$—	$417	$—	$—	$—	$417
Interest on line of credit(2)	13	17	—	—	—	30
Purchase obligations(3)	342	400	400	400	466	2,008
Other long-term liabilities	—	—	—	—	126	126
Facilities and office leases	316	407	275	59	—	1,057
Total	$671	$1,241	$675	$459	$592	$3,638

(1)For the nine months remaining in 2016.
(2)Assumes an interest rate of 4.0% and no additional borrowings.
(3)    Vendor exclusive purchase agreement related to paint and costings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is identifies areas for simplification involving several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, by one year. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2016, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2015.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow.  We are not currently a party to any material legal proceedings and we are not aware of any threatened litigation.

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the risks associated with our Company and industry.

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

*10.11	The Executive Nonqualified Excess Plan Adoption Agreement (Nonqualified Deferred Compensation Plan)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 6, 2016

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

*10.11	The Executive Nonqualified Excess Plan Adoption Agreement (Nonqualified Deferred Compensation Plan)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.