Form 10-Q
period 2016-06-30
NATURAL GAS SERVICES GROUP INC
filed 2016-08-05
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 2, 2016
Common Stock, $0.01 par value	12,867,226

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$52,166	$35,532
Trade accounts receivable, net of allowance for doubtful accounts of $693 and $833, respectively	5,012	9,107
Inventory, net	24,675	27,722
Prepaid income taxes	1,795	81
Prepaid expenses and other	619	762
Total current assets	84,267	73,204
Rental equipment, net of accumulated depreciation of $121,402 and $111,293, respectively	184,032	191,933
Property and equipment, net of accumulated depreciation of $11,335 and $10,825 respectively	8,005	8,527
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,445 and $1,382, respectively	1,714	1,777
Other assets	207	73
Total assets	$288,264	$285,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$690	$1,226
Accrued liabilities	2,177	3,071
Deferred income	557	271
Total current liabilities	3,424	4,568
Line of credit, non-current portion	417	417
Deferred income tax liability	55,688	56,458
Other long-term liabilities	232	129
Total liabilities	59,761	61,572
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,717 and 12,603 shares issued and outstanding, respectively	127	126
Additional paid-in capital	99,031	98,310
Retained earnings	129,345	125,545
Total stockholders' equity	228,503	223,981
Total liabilities and stockholders' equity	$288,264	$285,553

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Rental income	$14,655	$19,712	$31,063	$40,315
Sales, net	2,300	4,292	7,210	8,204
Service and maintenance income	239	226	497	452
Total revenue	17,194	24,230	38,770	48,971
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	5,411	7,008	11,105	14,735
Cost of sales, exclusive of depreciation stated separately below	2,236	3,153	6,168	5,966
Cost of service and maintenance	85	43	196	81
Loss on retirement of rental equipment	—	4,373	—	4,373
Selling, general and administrative expense	2,152	2,876	4,721	5,464
Depreciation and amortization	5,437	5,858	10,940	11,646
Total operating costs and expenses	15,321	23,311	33,130	42,265
Operating income	1,873	919	5,640	6,706
Other income (expense):
Interest expense	(2)	(3)	(4)	(6)
Other income (expense)	(7)	5	12	47
Total other income (expense), net	(9)	2	8	41
Income before provision for income taxes	1,864	921	5,648	6,747
Provision for income taxes	605	307	1,848	2,439
Net income	$1,259	$614	$3,800	$4,308
Earnings per share:
Basic	$0.10	$0.05	$0.30	$0.34
Diluted	$0.10	$0.05	$0.29	$0.34
Weighted average shares outstanding:
Basic	12,709	12,579	12,678	12,542
Diluted	12,936	12,830	12,887	12,774

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,800	$4,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,940	11,646
Deferred income taxes	(770)	(1,877)
Stock-based compensation	1,186	1,694
Bad debt allowance	61	371
Inventory allowance	32	70
Gain on sale of assets	(25)	(50)
Loss on retirement of rental equipment	—	4,373
Gain on company owned life insurance	(4)	—
Changes in current assets and liabilities:
Trade accounts receivables	4,034	594
Inventory	3,179	4,959
Prepaid expenses	(1,532)	5,264
Accounts payable and accrued liabilities	(1,430)	(7,398)
Current income tax liability	—	2,436
Deferred income	286	(1,450)
Other	84	33
Tax benefit from equity compensation	(39)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,802	24,973
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,618)	(9,563)
Purchase of company owned life insurance	(105)	—
Proceeds from sale of property and equipment	25	82
NET CASH USED IN INVESTING ACTIVITIES	(2,698)	(9,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(6)	(14)
Proceeds from exercise of stock options	406	550
Taxes paid related to net share settlement of equity awards	(909)	(677)
Tax benefit from equity compensation	39	—
NET CASH USED IN FINANCING ACTIVITIES	(470)	(141)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,634	15,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,532	6,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,166	$21,532
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4	$6
Income taxes paid	$4,435	$1,090
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$164	$969
Transfer from inventory to property and equipment	$—	1,319

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2016 and the results of our operations for the three months and six months ended June 30, 2016 and 2015 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the SEC.  In our opinion, the consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer. From time to time, we have customers that request units and flares to be built under a bill and hold arrangement. In order to recognize revenue under a bill and hold arrangement the following criteria must be met: risk of ownership was passed to the customer, customer made a fixed commitment to purchase the goods, the buyer requested the bill and hold, there was a fixed schedule for delivery, we no longer had any specific performance obligations, the purchase was segregated at our facility and the equipment was complete and ready to ship. As of June 30, 2016, we recognized revenue of $4.0 million under these bill and hold arrangements. Exchange and rebuilt compressor revenue is recognized when the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as part of a joint project with the International Accounting Standards Board (IASB) to clarify revenue-recognizing principles and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU No. 2014-09 finalizes Proposed ASU Nos. 1820-100, 2011-230 and 2011-250 and is expected, among other things, to remove inconsistencies and weaknesses in revenue requirements and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In particular, the amendments in this ASU will be added to the FASB Accounting Standards Codification (FASB ASC) as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in FASB ASC 605, Revenue Recognition, as well as some cost guidance in FASB ASC Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date of ASU No. 2014-09, by one year. In March 2016, the FASB issued ASU 2016-08 which further clarifies the guidance on the principal versus agent considerations within ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 to clarify the assessment of the likelihood that revenue will be collected from a contract ,the guidance for recognizing sales taxes and similar taxes and the timing for measuring customers payments that are not in cash within ASU 2014-09. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that year. Additionally, an entity should apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects the latter, transition method, then it must also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the new standard to determine which reporting option allows us to report the most meaningful information and are still evaluating the potential impact this new standard may have on our financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2015, and changes during the six months ended June 30, 2016 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Exercised	(25,750)	15.77		154
Outstanding, June 30, 2016	389,019	$19.29	4.74	$1,815
Exercisable, June 30, 2016	333,187	$18.22	4.13	$1,815

The following table summarizes information about our stock options outstanding at June 30, 2016:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	79,352	3.15	$10.64	79,352	$10.64
$15.71-17.81	85,750	3.24	17.55	85,750	17.55
$17.82-20.48	116,417	3.69	19.61	116,417	19.61
$20.49-33.36	107,500	8.25	26.72	51,668	27.85
	389,019	4.74	$19.29	333,187	$18.22

The summary of the status of our unvested stock options as of December 31, 2015 and changes during the six months ended June 30, 2016 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2015	101,836	$12.67
Vested	(46,004)	12.55
Unvested at June 30, 2016	55,832	$12.77

As of June 30, 2016, there was $481,333 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of 1.2 years. Total compensation expense for stock options was $277,549 and $265,258 for the six months ended June 30, 2016 and 2015, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2015 performance, Mr. Taylor, was awarded 75,915 restricted shares on January 6, 2016, which vest over two years, in equal installments, beginning January 6, 2017. On April 6, 2016, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest over two years, in equal installments, beginning April 6, 2017. We also awarded and issued 23,536 shares of restricted common stock to our Board of Directors as partial payment for 2016 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2017. Total compensation expense related to restricted stock awards was $908,879 and $1,492,142 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was a total of $2,518,209 of unrecognized compensation expense related to these shares which is expected to be recognized over the next two years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $44,000 and $12,000 at June 30, 2016 and December 31, 2015, respectively, consisted of the following amounts:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$19,736	$20,726
Finished Goods	1,029	1,051
Work in process	3,910	5,945
	$24,675	$27,722

During the six months ended June 30, 2016 and 2015, there were no write-offs of obsolete inventory against the allowance for obsolescence.

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

(5) Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $109,000 as of June 30, 2016, with a gain related to the policy of $4,000 reported in other income in our condensed consolidated income statement for the six months ending June 30, 2016.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $109,000 as of June 30, 2016. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock, the plan does not allow for diversification, therefore, distributions are paid in shares and the obligation is carried at grant value. As of June 30, 2016, no shares had been deferred.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2016 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2016, our weighted average interest rate was 1.75%.

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

As of June 30, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2016 and December 31, 2015 our outstanding balance on the line of credit was $417,000.

(7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,259	$614	$3,800	$4,308
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,709	12,579	12,678	12,542

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,709	12,579	12,678	12,542
Dilutive effect of stock options and restricted stock	227	251	209	232
Diluted weighted average shares	12,936	12,830	12,887	12,774
Earnings per common share:
Basic	$0.10	$0.05	$0.30	$0.34
Diluted	$0.10	$0.05	$0.29	$0.34

In the three and six months ended June 30, 2016, options to purchase 107,500 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the three months ended June 30, 2015, options to purchase 52,500 shares of common stock with exercise prices ranging from$30.41 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the six months ended June 30, 2015, options to purchase 107,500 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

For the three months ended June 30, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$14,655	$2,300	$239	$—	$17,194
Operating costs and expenses	5,411	2,236	85	7,589	15,321
Total other expense, net	—	—		(9)	(9)
Income before provision for income taxes	$9,244	$64	$154	$(7,598)	$1,864

For the three months ended June 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$19,712	$4,292	$226	$—	$—	$24,230
Operating costs and expenses	7,008	3,153	43	4,373	8,734	23,311
Total other income, net	—	—		—	2	2
Income before provision for income taxes	$12,704	$1,139	$183	$(4,373)	$(8,732)	$921

For the six months ended June 30, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$31,063	$7,210	$497	$—	$38,770
Operating costs and expenses	11,105	6,168	196	15,661	33,130
Total other income, net	—	—	—	8	8
Income before provision for income taxes	$19,958	$1,042	$301	$(15,653)	$5,648

For the six months ended June 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$40,315	$8,204	$452	$—	$—	$48,971
Operating costs and expenses	14,735	5,966	81	4,373	17,110	42,265
Total other income, net	—	—	—	—	41	41
Income before provision for income taxes	$25,580	$2,238	$371	$(4,373)	$(17,069)	$6,747

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed, consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2016, we had 1,463 natural gas compressors totaling 209,596 horsepower rented to 82 customers compared to 2,006 natural gas compressors totaling 278,827 horsepower rented to 90 customers at June 30, 2015.

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

Demand for our products and services have been historically strong. However, a decline in demand is experienced during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2015 have continued in the first six months of 2016, with some price strengthening. Through much of this period, producers maintained their focus on non-conventional opportunities. The continued low price environment has caused reduced project spending on both conventional and non-conventional plays. While the timing of a return of aggressive investment in the projects in uncertain, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by our ability to withstand temporary disruptions and position the Company for the long term.

Results of Operations

Three months ended June 30, 2016, compared to the three months ended June 30, 2015.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2016 and 2015.

	Revenue Three months ended March 31,
	(in thousands)
	2016		2015
Rental	$14,655	85%	$19,712	81%
Sales	2,300	14%	4,292	18%
Service and Maintenance	239	1%	226	1%
Total	$17,194		$24,230

Total revenue decreased to $17.2 million from $24.2 million, or 29%, for the three months ended June 30, 2016, compared to the same period ended June 30, 2015. The $7.0 million drop in revenue is due to rental units being returned in connection with the low oil and gas price environment and timing of unit sales.

Rental revenue decreased to $14.7 million from $19.7 million for the three months ended June 30, 2016, compared to the same period ended June 30, 2015.  This decrease is due to the reduced demand from the drop in oil prices resulting in units being returned.  We ended the quarter with 2,626 compressor packages, down from 2,662 units at June 30, 2015.  The rental fleet had a utilization of 55.7% as of June 30, 2016 compared to 75.4% utilization as of June 30, 2015. This drop in utilization is mainly the result of compressor rental units being returned. In the event that oil and natural gas prices increase, we should see an increase in the utilization of our fleet.

Sales revenue decreased to $2.3 million from $4.3 million for the three months ended June 30, 2016, compared to the same period ended June 30, 2015, respectively.  This decrease is the result of the inconsistent timing of industry activity related to the completion of capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income increased $981,000 to $1.9 million from $919,000 for the three months ended June 30,2016 compared to the same period ended June 30, 2015, due to the retirement of rental equipment in the prior year mentioned in Note 4 to the Condensed Consolidated Financial Statements. Operating margin percentage decreased to 11% from 22%, excluding the rental fleet retirement, for the three months ended June 30, 2016 and June 30, 2015, respectively. The operating margin decreased due the reduction in total revenue with a slight relative increase in costs.

Selling, general, and administrative expense decreased to $2.2 million from $2.9 million for the three months ended June 30, 2016, and June 30, 2015, primarily due to changing the vesting periods of newly issued restricted stock grants, from one to two years.

Depreciation and amortization expense decreased to $5.4 million for the three months ended June 30, 2016, compared to $5.9 million for the period ended June 30, 2015.  This decrease is the result of fewer units being added to the fleet, older units becoming fully depreciated and the retirement of 258 rental units during the second quarter of 2015. We added only 18 units over the past 12 months to our fleet.

Provision for income tax was $605,000 and $307,000 for the three months ended June 30, 2016 and June 30, 2015, respectively. The increase in the provision is a result of a decrease in taxable income due to the retirement of rental equipment, in the prior year, mentioned in Note 4 to the Condensed Consolidated Financial Statements, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016, compared to the six months ended June 30, 2015.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2016 and 2015.

	Revenue Six months ended June 30,
	(in thousands)
	2016		2015
Rental	$31,063	80%	$40,315	82%
Sales	7,210	19%	8,204	17%
Service and Maintenance	497	1%	452	1%
Total	$38,770		$48,971

Total revenue decreased to $38.8 million from $49.0 million, or 20.8%, for the six months ended June 30, 2016, compared to the same period ended June 30, 2015. Comparing the six months ended June 30, 2016 to the same period in 2015, rental revenue decreased 23% and sales revenue decreased 12%.

Rental revenue decreased, to $31.1 million from $40.3 million for the six months ended June 30, 2016, compared to the same period ended June 30, 2015.  This decrease is the result of the decline in demand from the oil and natural gas industry, due to the continued depressed oil and gas prices.  We ended the quarter with 2,626 compressor packages in our rental fleet, down from 2,662 units at June 30, 2015.  The rental fleet had a utilization of 55.7%, as of June 30, 2016 compared to 75.4% utilization as of June 30, 2015. This utilization decrease mainly results from compressor returns reflecting the impact of the low price environment. In the event that oil and natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue decreased, to $7.2 million from $8.2 million for the six months ended June 30, 2016, compared to the same period ended June 30, 2015.  This decrease is the result of the inconsistent timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income decreased $1.1 million to $5.6 million from $6.7 million for the six months ended June 30, 2016, compared to the same period ended June 30,2015, primarily due to a decrease in revenue. Operating margin percentage decreased, to 15% from 23%, excluding the rental fleet retirement, for the six months ended June 30, 2016, compared to the same period ended June 30, 2015. The operating margin decreased due to the reduction in total revenue with a slight increase in costs.

As a result of a decline in market conditions, in June 2015, management reviewed our rental compressor units and determined that 258 units should be retired (with certain key components being re-utilized), representing total horsepower of 32,259. Based on this optimization review, at June 30, 2015, we recorded a $4.4 million non-cash loss on the retirement of rental equipment for the six months ended June 30, 2015, to reduce the book value to approximately $967,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expense decreased to $4.7 million from $5.5 million for the six months ended June 30, 2016, as compared to the same period ended June 30, 2015, primarily due to changing the vesting periods of newly issued restricted stock grants, from one to two years.

Depreciation and amortization expense decreased to $10.9 million for the six months ended June 30, 2016, compared to $11.6 million for the period ended June 30, 2015.  This decrease is the result of fewer units being added to the fleet, older units becoming fully depreciated and the retirement of 258 rental units during 2nd quarter of 2015. We added only 18 units over the past 12 months to our fleet.

Provision for income tax decreased to $1.8 million from $2.4 million, or 25.0%, and is the result of the decrease in taxable income and a change in effective tax rate between the two periods. The decrease in the provision is due to a decease in taxable income which is largely driven by a decrease in revenues, for the six months ended June 30, 2016 compared to six months ended June 30, 2015.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2016 and December 31, 2015 are set forth below:

	June 30,	December 31,
	2016	2015
	(in thousands)
Current Assets:
Cash and cash equivalents	$52,166	$35,532
Trade accounts receivable, net	5,012	9,107
Inventory, net	24,675	27,722
Prepaid income taxes	1,795	81
Prepaid expenses and other	619	762
Total current assets	84,267	73,204
Current Liabilities:
Accounts payable	690	1,226
Accrued liabilities	2,177	3,071
Deferred income	557	271
Total current liabilities	3,424	4,568
Total working capital	$80,843	$68,636

For the six months ended June 30, 2016, we invested $2.6 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2016, we had cash and cash equivalents of $52.2 million compared to $35.5 million at December 31, 2015.  Our cash flow from operations of $19.8 million was offset by capital expenditures of $2.6 million, during the six months ended June 30, 2016.  We had working capital of $80.8 million at June 30, 2016 compared to $68.6 million at December 31, 2015. On June 30, 2016 and December 31, 2015, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as non-current. We had positive net cash flow from operating activities of $19.8 million during the first six months of 2016 compared to $25.0 million for the first six months of 2015.  The cash flow from operations of $19.8 million was primarily the result of the net income of $3.8 million and the non-cash items of depreciation of $10.9 million, $1.2 million related to the expenses associated with stock options and restricted shares, a decrease in deferred income taxes of $770,000 and an increase in working capital.

Strategy

For the remainder of the fiscal year 2016 and into 2017, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2016, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations, our current cash position and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2016, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2016, our weighted average interest rate was 1.75%.

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

As of June 30, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2016, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of June 30, 2016:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2016 (1)	2017	2018	2019	Thereafter	Total
Line of credit (secured)	$—	$417	$—	$—	$—	$417
Interest on line of credit(2)	8	17	—	—	—	25
Purchase obligations(3)	297	400	400	400	466	1,963
Other long-term liabilities	—	—	—	—	123	123
Facilities and office leases	213	417	275	59	—	964
Total	$518	$1,251	$675	$459	$589	$3,492

(1)For the six months remaining in 2016.
(2)Assumes an interest rate of 4.0% and no additional borrowings.
(3)Vendor exclusive purchase agreement related to paint and costings.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2016, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Principal Accounting Officer, of the effectiveness of the design and of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Principal Accounting Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements or omissions may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

August 5, 2016

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