Form 10-Q
period 2016-09-30
NATURAL GAS SERVICES GROUP INC
filed 2016-11-04
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 1, 2016
Common Stock, $0.01 par value	12,868,726

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$61,157	$35,532
Trade accounts receivable, net of allowance for doubtful accounts of $616 and $833, respectively	5,332	9,107
Inventory, net	24,368	27,722
Prepaid income taxes	979	81
Prepaid expenses and other	519	762
Total current assets	92,355	73,204
Rental equipment, net of accumulated depreciation of $126,104 and $111,293, respectively	179,561	191,933
Property and equipment, net of accumulated depreciation of $11,534 and $10,825 respectively	7,817	8,527
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,476 and $1,382, respectively	1,683	1,777
Other assets	169	73
Total assets	$291,624	$285,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$902	$1,226
Accrued liabilities	2,845	3,071
Deferred income	1,900	271
Total current liabilities	5,647	4,568
Line of credit, non-current portion	417	417
Deferred income tax liability	54,685	56,458
Other long-term liabilities	271	129
Total liabilities	61,020	61,572
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,724 and 12,603 shares issued and outstanding, respectively	127	126
Additional paid-in capital	99,623	98,310
Retained earnings	130,854	125,545
Total stockholders' equity	230,604	223,981
Total liabilities and stockholders' equity	$291,624	$285,553

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Rental income	$13,157	$18,491	$44,220	$58,806
Sales, net	2,536	2,468	9,746	10,672
Service and maintenance income	488	234	985	686
Total revenue	16,181	21,193	54,951	70,164
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	4,513	7,327	15,618	22,062
Cost of sales, exclusive of depreciation stated separately below	2,191	1,740	8,359	7,706
Cost of service and maintenance	122	70	318	151
Loss on retirement of rental equipment	—	(3)	—	4,370
Selling, general and administrative expense	2,101	2,667	6,822	8,131
Depreciation and amortization	5,431	5,594	16,371	17,240
Total operating costs and expenses	14,358	17,395	47,488	59,660
Operating income	1,823	3,798	7,463	10,504
Other income (expense):
Interest expense	(2)	(7)	(6)	(13)
Other income	10	20	22	67
Total other income, net	8	13	16	54
Income before provision for income taxes	1,831	3,811	7,479	10,558
Provision for income taxes	322	1,249	2,170	3,688
Net income	$1,509	$2,562	$5,309	$6,870
Earnings per share:
Basic	$0.12	$0.20	$0.42	$0.55
Diluted	$0.12	$0.20	$0.41	$0.54
Weighted average shares outstanding:
Basic	12,717	12,586	12,691	12,557
Diluted	12,962	12,801	12,913	12,783

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,309	$6,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,371	17,240
Deferred income taxes	(1,773)	(2,629)
Stock-based compensation	1,739	2,616
Bad debt allowance	61	402
Inventory allowance	32	70
Gain on sale of assets	(49)	(81)
Loss on retirement of rental equipment	—	4,370
Gain on company owned life insurance	(7)	—
Changes in current assets and liabilities:
Trade accounts receivables	3,714	2,449
Inventory	3,556	3,912
Prepaid expenses	(604)	2,287
Accounts payable and accrued liabilities	(550)	(7,107)
Current income tax liability	—	5,086
Deferred income	1,629	(646)
Other	133	(19)
Tax benefit from equity compensation	(51)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,510	34,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,359)	(11,163)
Purchase of company owned life insurance	(142)	—
Proceeds from sale of property and equipment	49	113
NET CASH USED IN INVESTING ACTIVITIES	(3,452)	(11,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(8)	(20)
Proceeds from exercise of stock options	433	733
Taxes paid related to net share settlement of equity awards	(909)	(686)
Tax benefit from equity compensation	51	—
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(433)	27
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,625	23,797
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,532	6,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,157	$29,978
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6	$13
Income taxes paid	$4,795	$3,185
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$164	$1,065
Transfer from inventory to property and equipment	$—	1,622

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2016 and the results of our operations for the three months and nine months ended September 30, 2016 and 2015 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer. From time to time, we have customers that request units and flares to be built under a bill and hold arrangement. In order to recognize revenue under a bill and hold arrangement the following criteria must be met: risk of ownership was passed to the customer, customer made a fixed commitment to purchase the goods, the customer requested the bill and hold, there was a fixed schedule for delivery, we no longer had any specific performance obligations, the purchase was segregated at our facility and the equipment was complete and ready to ship. As of September 30, 2016, we recognized revenue of $4.4 million under these bill and hold arrangements. Exchange and rebuilt compressor revenue is recognized when the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the potential impact of this accounting standard on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2015, and changes during the nine months ended September 30, 2016 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Exercised	(27,250)	15.93
Canceled/Forfeited	(1,667)	22.90
Outstanding, September 30, 2016	385,852	$19.28	4.47	$2,370
Exercisable, September 30, 2016	333,353	$18.29	3.88	$2,312

The following table summarizes information about our stock options outstanding at September 30, 2016:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	79,352	2.90	$10.64	79,352	$10.64
$15.71-17.81	85,750	3.00	17.55	85,750	17.55
$17.82-20.48	114,917	3.39	19.62	114,917	19.62
$20.49-33.36	105,833	8.00	26.78	53,334	28.03
	385,852	4.47	$19.28	333,353	$18.29

The summary of the status of our unvested stock options as of December 31, 2015 and changes during the nine months ended September 30, 2016 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2015	101,836	$12.67
Vested	(47,670)	12.75
Canceled/Forfeited	(1,667)	10.33
Unvested at September 30, 2016	52,499	$12.67

As of September 30, 2016, there was $367,232 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of one year. Total compensation expense for stock options was $388,732 and $429,925 for the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2015 performance, Mr. Taylor, was awarded 75,915 restricted shares on January 6, 2016, which vest over two years, in equal installments, beginning January 6, 2017. On April 6, 2016, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest over two years, in equal installments, beginning April 6, 2017. We also awarded and issued 23,536 shares of restricted common stock to our Board of Directors as partial payment for 2016 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2017. Total compensation expense related to restricted stock awards was $1,350,427 and $2,186,330 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was a total of $2,077,829 of unrecognized compensation expense related to these shares which is expected to be recognized over the next two years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $44,000 and $12,000 at September 30, 2016 and December 31, 2015, respectively, consisted of the following amounts:

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$19,300	$20,726
Finished Goods	1,039	1,051
Work in process	4,029	5,945
	$24,368	$27,722

During the nine months ended September 30, 2016 and 2015, there were no write-offs of obsolete inventory against the allowance for obsolescence.

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

(5) Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $149,000 as of September 30, 2016, with a gain related to the policy of $7,000 reported in other income in our condensed consolidated income statement for the nine months ending September 30, 2016.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $151,000 as of September 30, 2016. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock, the plan does not allow for diversification, therefore, distributions are paid in shares and the obligation is carried at grant value. As of September 30, 2016, no shares had been deferred.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2016 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2016, our weighted average interest rate was 1.81%.

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

As of September 30, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2016 and December 31, 2015 our outstanding balance on the line of credit was $417,000.

(7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,509	$2,562	$5,309	$6,870
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,717	12,586	12,691	12,557

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,717	12,586	12,691	12,557
Dilutive effect of stock options and restricted stock	245	215	222	226
Diluted weighted average shares	12,962	12,801	12,913	12,783
Earnings per common share:
Basic	$0.12	$0.20	$0.42	$0.55
Diluted	$0.12	$0.20	$0.41	$0.54

In the three months ended September 30, 2016, options to purchase 52,500 shares of common stock with exercise prices ranging from $30.41 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the nine months ended September 30, 2016, options to purchase 105,833 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

For the three months ended September 30, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$13,157	$2,536	$488	$—	$16,181
Operating costs and expenses	4,513	2,191	122	7,532	14,358
Total other expense, net	—	—		8	8
Income before provision for income taxes	$8,644	$345	$366	$(7,524)	$1,831

For the three months ended September 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$18,491	$2,468	$234	$—	$—	$21,193
Operating costs and expenses	7,327	1,740	70	(3)	8,261	17,395
Total other income, net	—	—		—	13	13
Income before provision for income taxes	$11,164	$728	$164	$3	$(8,248)	$3,811

For the nine months ended September 30, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$44,220	$9,746	$985	$—	$54,951
Operating costs and expenses	15,618	8,359	318	23,193	47,488
Total other income, net	—	—	—	16	16
Income before provision for income taxes	$28,602	$1,387	$667	$(23,177)	$7,479

For the nine months ended September 30, 2015 (in thousands):
	Rental	Sales	Service & Maintenance	Retirement of Rental Equipment	Corporate	Total
Revenue	$58,806	$10,672	$686	$—	$—	$70,164
Operating costs and expenses	22,062	7,706	151	4,370	25,371	59,660
Total other income, net	—	—	—	—	54	54
Income before provision for income taxes	$36,744	$2,966	$535	$(4,370)	$(25,317)	$10,558

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of September 30, 2016, we had 1,387 natural gas compressors totaling 196,721 horsepower rented to 79 customers compared to 1,922 natural gas compressors totaling 267,202 horsepower rented to 89 customers at September 30, 2015.

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

Demand for our products and services have been historically strong. However, a decline in demand is experienced during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2015 have continued in the first nine months of 2016, with some price strengthening. Through much of this period, producers maintained their focus on non-conventional opportunities. The continued low price environment has caused reduced project spending on both conventional and non-conventional plays. While the timing of a return to aggressive investment in the projects is uncertain, we believe the long-

term trend in our market is favorable.  We believe this outlook is supported by our ability to withstand temporary disruptions and position the Company for the long term.

Results of Operations

Three months ended September 30, 2016, compared to the three months ended September 30, 2015.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2016 and 2015.

	Revenue Three months ended September 30,
	(in thousands)
	2016		2015
Rental	$13,157	81%	$18,491	87%
Sales	2,536	16%	2,468	12%
Service and Maintenance	488	3%	234	1%
Total	$16,181		$21,193

Total revenue decreased to $16.2 million from $21.2 million, or 24%, for the three months ended September 30, 2016, compared to the same period ended September 30, 2015. The $5.0 million drop in revenue is due to rental units being returned in connection with the low oil and gas price environment.

Rental revenue decreased to $13.2 million from $18.5 million for the three months ended September 30, 2016, compared to the same period ended September 30, 2015.  This decrease is due to the reduced demand from the drop in oil prices resulting in units being returned.  We ended the quarter with 2,626 compressor packages, down from 2,664 units at September 30, 2015.  The rental fleet had a utilization of 52.8% as of September 30, 2016 compared to 72.1% utilization as of September 30, 2015. This drop in utilization is mainly the result of compressor rental units being returned. In the event that oil and natural gas prices increase, we should see an increase in the utilization of our fleet.

Sales revenue remained constant at $2.5 million for the three months ended September 30, 2016 and September 30, 2015. We had an increase in our compressors product line offset by a decrease in our flare sales during this comparative period.

Our overall operating income decreased $2.0 million to $1.8 million from $3.8 million for the three months ended September 30, 2016 compared to the same period ended September 30, 2015, primarily due to a decrease in revenue. Operating margin percentage decreased to 11% from 18% for the three months ended September 30, 2016 and September 30, 2015, respectively. The operating margin decreased due the reduction in total revenue.

Selling, general, and administrative expense decreased to $2.1 million from $2.7 million for the three months ended September 30, 2016, and September 30, 2015, primarily due to changing the vesting periods of newly issued restricted stock grants, from one to two years.

Depreciation and amortization expense decreased to $5.4 million for the three months ended September 30, 2016, compared to $5.6 million for the period ended September 30, 2015.  This decrease is the result of fewer units being added to the fleet, older units becoming fully depreciated and the retirement of 258 rental units during the second quarter of 2015. We added only 18 units over the past 12 months to our fleet.

Provision for income tax was $322,000 and $1.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the provision is due to a decrease in taxable income and a change in effective tax rate between the two periods. The decrease in the provision is due to a decrease in taxable income which is largely driven by a decrease in revenues, for the three months ended September 30, 2016 compared to three months ended September 30, 2015.

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2016 and 2015.

	Revenue Nine months ended September 30,
	(in thousands)
	2016		2015
Rental	$44,220	80%	$58,806	84%
Sales	9,746	18%	10,672	15%
Service and Maintenance	985	2%	686	1%
Total	$54,951		$70,164

Total revenue decreased to $55.0 million from $70.2 million, or 21.7%, for the nine months ended September 30, 2016, compared to the same period ended September 30, 2015. Comparing the nine months ended September 30, 2016 to the same period in 2015, rental revenue decreased 25% and sales revenue decreased 9%. This decrease was due to rental units being returned in connection with the low oil and gas price environment and timing of unit sales.

Rental revenue decreased to $44.2 million from $58.8 million for the nine months ended September 30, 2016, compared to the same period ended September 30, 2015.  This decrease is the result of the decline in demand from the oil and natural gas industry, due to the continued depressed oil and gas prices.  We ended the quarter with 2,626 compressor packages in our rental fleet, down from 2,664 units at September 30, 2015.  The rental fleet had a utilization of 52.8%, as of September 30, 2016 compared to 72.1% utilization as of September 30, 2015. This utilization decrease mainly results from compressor returns reflecting the impact of the low price environment. In the event that oil and natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue decreased to $9.7 million from $10.7 million for the nine months ended September 30, 2016, compared to the same period ended September 30, 2015.  This decrease is the result of the inconsistent timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in inconsistent compressor units sales to third parties from our Tulsa and Midland operations. There was also a decrease in demand for flares during this comparative period.

Our overall operating income decreased $3.0 million to $7.5 million from $10.5 million for the nine months ended September 30, 2016, compared to the same period ended September 30, 2015, primarily due to a decrease in revenue. Operating margin percentage decreased slightly to 14% from 15%, for the nine months ended September 30, 2016, compared to the same period ended September 30, 2015. When excluding the rental fleet retirement for the comparative nine months, operating margin percentage for September 30, 2015 was 21%, this 7% decrease in margin is due to the reduction in total revenue.

As a result of a decline in market conditions, in 2015, management reviewed our rental compressor units and determined that 258 units should be retired (with certain key components being re-utilized), representing total horsepower of 32,259. Based on this optimization review, at June 30, 2015, we recorded a $4.4 million non-cash loss on the retirement of rental equipment for the six months ended June 30, 2015, to reduce the book value to approximately $967,000, the estimated fair value of the key components being kept. This loss on the retirement of rental equipment is reported under operating costs and expenses in our condensed consolidated income statement for the nine months ended September 30, 2015.

Selling, general, and administrative expense decreased to $6.8 million from $8.1 million for the nine months ended September 30, 2016, as compared to the same period ended September 30, 2015, primarily due to changing the vesting periods of newly issued restricted stock grants, from one to two years.

Depreciation and amortization expense decreased to $16.4 million for the nine months ended September 30, 2016, compared to $17.2 million for the period ended September 30, 2015.  This decrease is the result of fewer units being added to the fleet, older units becoming fully depreciated and the retirement of 258 rental units during second quarter of 2015. We added only 18 units over the past 12 months to our fleet.

Provision for income tax decreased to $2.2 million from $3.7 million, or 41.0%, and is the result of the decrease in taxable income and a change in effective tax rate between the two periods. The decrease in the provision is due to a decrease in taxable income which is largely driven by a decrease in revenues, for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2016 and December 31, 2015 are set forth below:

	September 30,	December 31,
	2016	2015
	(in thousands)
Current Assets:
Cash and cash equivalents	$61,157	$35,532
Trade accounts receivable, net	5,332	9,107
Inventory, net	24,368	27,722
Prepaid income taxes	979	81
Prepaid expenses and other	519	762
Total current assets	92,355	73,204
Current Liabilities:
Accounts payable	902	1,226
Accrued liabilities	2,845	3,071
Deferred income	1,900	271
Total current liabilities	5,647	4,568
Total working capital	$86,708	$68,636

For the nine months ended September 30, 2016, we invested $3.4 million in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At September 30, 2016, we had cash and cash equivalents of $61.2 million compared to $35.5 million at December 31, 2015.  Our cash flow from operations of $29.5 million was offset by capital expenditures of $3.4 million, during the nine months ended September 30, 2016.  We had working capital of $86.7 million at September 30, 2016 compared to $68.6 million at December 31, 2015. On September 30, 2016 and December 31, 2015, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as non-current. We had positive net cash flow from operating activities of $29.5 million during the first nine months of 2016 compared to $34.8 million for the first nine months of 2015.  The cash flow from operations of $29.5 million was primarily the result of the net income of $5.3 million and the non-cash items of depreciation of $16.4 million, $1.7 million related to the expenses associated with stock options and restricted shares, an increase in working capital of $7.9 million and a decrease in deferred income taxes of $1.8 million.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2016, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2016, our weighted average interest rate was 1.81%.

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

As of September 30, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2016, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of September 30, 2016:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2016 (1)	2017	2018	2019	Thereafter	Total
Line of credit (secured)	$—	$417	$—	$—	$—	$417
Interest on line of credit(2)	4	17	—	—	—	21
Purchase obligations(3)	297	400	400	400	437	1,934
Other long-term liabilities	—	—	—	—	121	121
Facilities and office leases	106	422	284	59	—	871
Total	$407	$1,256	$684	$459	$558	$3,364

(1)For the three months remaining in 2016.
(2)Assumes an interest rate of 4.0% and no additional borrowings.
(3)Vendor exclusive purchase agreement related to paint and costings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard will be effective during our first quarter ending March 31, 2018. We are currently evaluating the potential impact of this accounting standard on our financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is identifies areas for simplification involving several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. The new standard will be effective during our first quarter ending March 31, 2017. We are currently evaluating the potential impact this new standard may have on our financial statements.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2016, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

10.11
The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

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

November 4, 2016

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

10.11
The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

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