Form 10-K
period 2016-12-31
NATURAL GAS SERVICES GROUP INC
filed 2017-03-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐                  No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2016 was approximately $292,624,650 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 3, 2017, there were 12,907,777 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 15, 2017.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

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

Our revenue decreased to $71.7 million from $95.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Net income for the year ended December 31, 2016 decreased to $6.5 million ($0.50 per diluted share), as compared to $10.1 million ($0.79 per diluted share) for the year ended December 31, 2015.

At December 31, 2016, current assets were $99.8 million, which included $64.1 million of cash and cash equivalents.  Current liabilities were $6.5 million, and the amount outstanding on our line of credit at December 31, 2016 was $417,000. Our stockholders' equity as of December 31, 2016 was $233.0 million.

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further financial information.

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

The reduction in capital expenditures and production in the natural gas and oil industry, combined with problems in the global economy, led to a downturn in the demand for our products and services in 2009 and 2010. In 2011, a slow recovery began which produced an improvement in the utilization rate on our rental fleet and stability in our sales backlog.  In 2012, we saw growth in demand for our products and that growth continued in 2013 and 2014. Towards the end of 2014 oil prices began a steep decline which resulted in capital budget cuts for many energy companies in 2015 and most of 2016. These budget reductions translated to fewer well completions and a softening of near-term demand for compression. In the latter half of 2016, we began to see increased activity and we anticipate a continuation of increased activity in E&P companies in 2017. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of oil and natural gas in the United States increased 0.3% and 0.6%, respectively for the twelve months ended November 2016 compared to the same period 2015. This follows a 1.6% and 1.0% increase in oil compensation and a 3.2% and 2.8% increase in natural gas compensation in the periods from 2014 to 2015 and 2013 to 2014, respectively. EIA expects total oil consumption in the U.S. to slightly increase with a slight decrease in natural gas consumption in the U.S in 2017. While we anticipate long-term increased demand for oil and natural gas, we expect our business to experience pressure on revenues for 2017 due to the overall uncertainty in the combined oil and gas market and the delayed impact of an upturn on the compression business.

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

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional natural gas and oil production.  We provide rental of small to medium horsepower compression equipment to customers under contracts typically having minimum initial terms of six to twenty four months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  At December 31, 2016, 22% of our rented compressors were under a lease term while the remainder were leased on a month-to-month basis. By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. We maintain and service compressor equipment rented to our customers.

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

As of December 31, 2016, we had 2,530 natural gas compressors in our rental fleet totaling 362,408 horsepower, as compared to 2,622 natural gas compressors totaling 372,482 horsepower at December 31, 2015.  As of December 31, 2016, we had 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers, compared to 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers at December 31, 2015. As of December 31, 2016, the utilization rate of our rental fleet was 51.3% compared to 69.3% as of December 31, 2015.

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

Business Strategy

During the downturn in the economy beginning in late 2014, our strategy has been to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

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

•
Selectively pursue acquisitions.  We will continue to evaluate potential acquisitions, joint ventures and other opportunities that could provide us with access to new markets or enhance our current market position.

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

•
Experienced management team.  On average, each of our executive and operating team members has over 30 years of oilfield services industry experience.  We believe our management team has successfully demonstrated its ability to grow our business during times of expansion and to manage through downturns.

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

Major Customers

Sales and rental income to Devon Energy Production, Inc. ("Devon") and Occidental Permian, LTD. ("Oxy") for the year ended December 31, 2016 amounted to 21% and 19% of our revenue, respectively. Sales and rental income to Devon and Oxy for the year ended December 31, 2015 amounted to 21% and 10% of our revenue, respectively. Sales and rental income to Devon and EOG Resources Inc. ("EOG") for the year ended December 31, 2014 amounted to 18% and 15% of our revenue. No other single customer accounted for more than 10% of our revenues in 2016, 2015 or 2014.

Oxy, APR Energy, LLC and BP America Inc. amounted to 15%, 15% and 14% of our accounts receivable as of December 31, 2016. Oxy and Devon amounted to 25% and 10% of our accounts receivable as of December 31, 2015. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2016 and 2015. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2016, we had a sales backlog of approximately $6.0 million compared to $4.1 million as of December 31, 2015 .  We expect to fulfill the backlog in the first half of 2017.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2016, we had 217 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

The Clean Water Act ("CWA") and the Oil Pollution Act of 1990 and implementing regulations govern:

•	the prevention of discharges, including oil and produced water spills, and

•	liability for drainage into waters.

The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters and wetlands is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA also requires the development and implementation of spill prevention, control and countermeasures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill or leak at hydrocarbon facilities. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Our compression operations do not generate process wastewaters that are discharged to waters of the U.S. However, the operations of our customers may generate such wastewaters subject to the CWA. While it is the responsibility of our customers to follow CWA regulations and obtain proper permits, violations of the CWA may indirectly impact our operations in a negative manner.

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
For instance, in 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. In 2012, the EPA proposed amendments to the final rule in response to several petitions for reconsideration, which were finalized and became effective in 2013. The rule requires us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment on certain compressor engines and/or purchasing certified engines from complaint manufacturers.

In recent years, the EPA has lowered the National Ambient Air Quality Standard (“NAAQs”) for several air pollutants. For example, in 2013, the EPA lowered the annual standard for fine particulate matter from 15 to 12 micrograms per cubic meter. In 2015, the EPA published the final rule strengthening the standards for ground level ozone, and the states are expected to establish revised attainment/non-attainment regions. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, which could negatively impact our customers’ operations by increasing the cost of additions to equipment, and negatively impact our business.

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These new standards, if fully and finally enacted, will expand the 2012 regulations by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps, as well as compressors, and imposing leak detection and repair requirements for natural gas compressors.

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

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright.  Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products and product improvements.  We do not own any unexpired patents.  Although we continue to use technology that was previously covered by a patent and consider it useful in certain applications, we do not consider the expired patent to be material to our business as a whole.

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

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors.

Fracturing (frac) is a process that results in the creation of fractures in geological formations  in order to stimulate production from oil and natural gas wells.  Fracturing is also done to increase the rate and ultimate recovery of oil and natural gas. Hydraulic frac is the technique that has allowed domestic oil and natural gas exploration and production companies to produce massive shale deposits often referred to as unconventional plays. Concerns have been raised over possible environmental damages related to fluids used in the frac process.  While the FRAC (Fracturing Responsibility and Awareness of Chemicals) Act has been introduced on multiple occasions in Congress, as of March 1, 2017 the Act has yet to be adopted. The FRAC Act seeks to amend the Safe Drinking Water Act so that hydraulic fracturing would be regulated on a federal level. In some sates there are initiatives at the local level to regulate or ban fracing activities.

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

Risks Associated With Our Company

As of December 31, 2016, a majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for an aggregate of approximately 40% of our revenue for the year ended December 31, 2016, and two customers that accounted for an aggregate of approximately 31% of our revenue for the year ended December 31, 2015.  At December 31, 2016, three customers accounted for an aggregate of 44% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in flat or moderate growth in our customers’ spending for our products and services in 2017. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

We may require a substantial amount of capital to expand our compressor rental fleet and grow our business.

During 2017, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. We do not anticipate demand for our products exceeding what we can fund with cash on hand, internally generated funds and/or bank borrowing with our current credit line.  The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through cash flows from operations and borrowings under bank credit facilities. Although we believe that cash on hand and cash flows from our operations will provide us with sufficient cash to fund our planned capital expenditures for 2017, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any significant unanticipated capital expenditures, such as material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $417,000 as of December 31, 2016.  All outstanding principal and unpaid interest is due on December 31, 2017.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

Our debt levels may negatively impact our current and future financial stability.

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2016, we had an aggregate of approximately $417,000 of outstanding indebtedness, and accounts payable, accrued expenses and current income tax liability of approximately $3.9 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2016, we had $417,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2017. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

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

As part of our business strategy, we evaluate potential acquisitions of other businesses or assets.  However, there can be no assurance that we will be successful in consummating any such acquisitions.  Successful acquisition of businesses or assets will depend on various factors, including, but not limited to, our ability to obtain financing and the competitive environment for acquisitions.  In addition, we may not be able to successfully integrate any businesses or assets that we acquire in the future.  The integration of acquired businesses is likely to be complex and time consuming and place a significant strain on management and may disrupt our business.  We also may be adversely impacted by any unknown liabilities of acquired businesses, including environmental liabilities.  We may encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers.  These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

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

The Company has witnessed the effects of the foregoing risks. Since the beginning of the steep decline in oil and gas prices in late 2014, the Company's revenues have declined approximately 26% from 2014 and its compressor utilization rate has declined form 76.0% at December 31, 2014 to 51.3% at December 31, 2016.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. An aggregate of 27.8% of the outstanding shares of our common stock are owned by four institutional investors, each of which owns more than 5% of our outstanding shares as of March 3, 2017.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.7% of the outstanding shares of our common stock as of March 3, 2017, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2016:

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

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2016 and 2015.

2016	Low	High
First Quarter	$16.16	$22.41
Second Quarter	20.27	24.61
Third Quarter	22.18	26.00
Fourth Quarter	21.00	33.90
2015	Low	High
First Quarter	$17.97	$22.99
Second Quarter	20.09	25.57
Third Quarter	18.78	22.39
Fourth Quarter	18.74	23.98

As of December 31, 2016  as reflected by our transfer agent records, we had 16 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 6, 2017, the last reported sale price of our common stock as reported by the New York Stock Exchange was $26.00 per share.

The following graph shows a five year comparison of the cumulative total stockholder return on our common stock as compared to the cumulative total return of two other indexes:  a custom composite index of the Philadelphia Oil Service Index and the Standard & Poor’s 500 Composite Stock Price Index.  These comparisons assume an initial investment of $100 and the reinvestment of dividends.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying a cash dividend on our common stock.  Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.  Our credit agreement also contains restrictions on our paying dividends.

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Issuance or Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	350,186	(1)	$19.45	345,919
Restricted Stock / Unit Plan	139,451		$21.34	268,005
Total	489,637			613,924

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the year ended December 31, 2016.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2016.

ITEM 6.     SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2016.  In the table we also present non-GAAP financial measures, Adjusted Gross Margin and Adjusted EBITDA, which we use in our business. These measures are not calculated or presented in accordance with GAAP. We explain these measures below and reconcile them to the most directly comparable financial measure calculated and presented in accordance with GAAP in "-- non-GAAP Financial Measures." This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.

The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$71,654	$95,919	$96,974	$89,248	$93,722
Costs of revenues, exclusive of depreciation and amortization shown separately below	31,872	42,655	43,147	40,943	49,907
Loss on retirement of rental equipment	545	4,370	—	—	—
Depreciation and amortization	21,796	22,758	21,507	18,144	15,707
Selling, general and administrative expenses	9,011	10,989	10,334	8,141	7,893
Operating income	8,430	15,147	21,986	22,020	20,215
Total other income (expense), net	35	117	172	492	(4)
Income before income taxes	8,465	15,264	22,158	22,512	20,211
Income tax expense	1,996	5,117	8,030	8,122	7,526
Net income	$6,469	$10,147	$14,128	$14,390	$12,685
Net income per common share:
Basic	$0.51	$0.81	$1.14	$1.17	$1.04
Diluted	$0.50	$0.79	$1.11	$1.15	$1.03
Weighted average shares of common stock outstanding:
Basic	12,702	12,567	12,434	12,324	12,220
Diluted	12,935	12,793	12,721	12,550	12,320
Adjusted EBITDA(1)	$30,814	$42,407	$43,675	$40,712	$35,936
Adjusted gross margin (2)	$39,782	$53,264	$53,827	$48,305	$43,815

Cash flows from:
Operating Activities	$32,771	$41,611	$34,564	$39,244	$35,418
Investing Activities	(4,400)	(12,315)	(53,102)	(43,324)	(23,761)
Financing Activities	191	55	276	437	39
Net change in cash and cash equivalents	$28,562	$29,351	$(18,262)	$(3,643)	$11,696

	As of December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$99,759	$73,204	$55,076	$60,645	$62,036
Total assets	293,524	285,553	282,712	256,589	232,751
Long-term debt (including current portion)	417	417	417	577	897
Stockholders’ equity	232,954	223,981	210,587	192,737	175,825

(1) Adjusted EBITDA is defined, reconciled to net income and discussed immediately  below under “-- Non-GAAP Financial Measures”.

(2) Adjusted Gross Margin is defined, reconciled to operating income and discussed immediately below under "--Non-GAAP Financial Measures".

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

Reconciliation

The following table reconciles our net income to Adjusted EBITDA, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net Income	$6,469	$10,147	$14,128	$14,390	$12,685
Interest expense	8	15	10	56	18
Income taxes	1,996	5,117	8,030	8,122	7,526
Loss on retirement of rental equipment	545	4,370	—	—	—
Depreciation and amortization	21,796	22,758	21,507	18,144	15,707
Adjusted EBITDA	$30,814	$42,407	$43,675	$40,712	$35,936

Our definition and use of Adjusted Gross Margin

We define “Adjusted Gross Margin” as total revenue less costs of revenues (excluding depreciation and amortization expense). Adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and costs (excluding depreciation and amortization expense), which are key components of our operations. Adjusted gross margin differs from gross profit, in that gross profit includes depreciation expense. We believe adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes. Depreciation expense does not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. Rather, depreciation expense reflects the systematic allocation of historical property and equipment values over the estimated useful lives.

Adjusted gross margin has certain material limitations associated with its use as compared to operating income. These limitations are primarily due to the exclusion of certain expenses. Each of these excluded expenses is material to our results of operations. Because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expense is a necessary cost to support our operations and required corporate activities. In order to compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.

Reconciliation

The following table reconciles our operating income to adjusted gross margin, the most directly comparable GAAP financial measure:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Operating Income	$8,430	$15,147	$21,986	$22,020	$20,215
Depreciation and amortization	21,796	22,758	21,507	18,144	15,707
Selling, general, and administration expenses	9,011	10,989	10,334	8,141	7,893
Loss on retirement of rental equipment	545	4,370	—	—	—
Adjusted Gross Margin	$39,782	$53,264	$53,827	$48,305	$43,815

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2016, 2015 and 2014.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts include maintenance charges and are paid monthly in advance.  As of December 31, 2016, we had 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers, compared to 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers at December 31, 2015.  Of the 1,298 compressors rented at December 31, 2016, 1,009 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Rental	$56,717	$76,432	$78,983
Sales	13,621	18,519	17,200
Service and maintenance	1,316	968	791
Total	$71,654	$95,919	$96,974

Our strategy for growth is focused on our compressor rental business.  Margins, exclusive of depreciation and amortization, for our rental business historically run in the high 50% to low 60% range, while margins for the compressor sales business tend to be in the mid 20% range.  If our rental business grows and contributes a larger percentage of our total revenues, we expect our overall company-wide margins, exclusive of depreciation and amortization, to improve over time.

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

In general, we expect our overall business activity and revenues to track the level of activity in the natural gas industry, with changes in domestic natural gas production and consumption levels and prices more significantly affecting our business than changes in crude oil and condensate production and consumption levels and prices.  We also believe that demand for compression services and products is driven by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased focus by producers on non-conventional natural gas production, such as coal bed methane, gas and oil shale and tight gas, which typically requires more compression than production from conventional natural gas reservoirs.

Demand for our products and services was relatively strong through most of 2014 due to increasing oil prices, in spite of continued low natural gas prices. Towards the end of 2014 and throughout 2015 and 2016, crude oil prices collapsed, placing uncertainty on the growth in demand for our products and services.

For fiscal year 2017, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash on hand and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2017.  If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, which exceed our current resources. To the extent needed, any such additional capital may not be available to us when we need it or on acceptable terms.

Notwithstanding the continued low energy price environment, we believe the long-term trend in our market is favorable.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment.The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Title of the equipment and risk of loss passes to the customer when the equipment is complete and ready for shipment, per the customer’s agreement. At the transfer of title, all risks of ownership has passed to the customer on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured equipment. Revenues recognized at the completion of manufacturing in 2016 and 2015 were approximately $5.6 million and $4 million, respectively.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2016, three customers accounted for approximately 15%, 15% and 14% of our accounts receivable, and at December 31, 2015, two customers accounted for approximately 25% and 10% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. At December 31, 2016 and 2015, our allowance for doubtful accounts balance was $597,000 and $833,000, respectively.

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

We completed a review for impairment on our goodwill and indefinite-lived intangibles assets during the fourth quarter of 2016 under the guidance of Accounting Standards Update 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-lived Intangibles for Impairment (ASU 2012-02). Our analysis considered multiple qualitative factors to determine whether events and circumstances indicate that we more than likely than not experienced impairment to the stated value of goodwill. Our assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the analysis we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill was recorded in the year ending at December 31, 2016. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2016, an adjustment to the allowance of $563,000 or 3% inventory was made to remove obsolete inventory and bring inventory to current estimated market value. This adjustment was the result of our obsolescence and lower cost or market review which is conducted each year. We ended 2016 with an inventory allowance balance of $15,000.

Our Performance Trends and Outlook

In anticipation of a slow recovery of natural gas and oil prices our customers are expected to be cautious in capital investments. We expect the overall activity levels will increase as we move through 2017. The expected slow increase in capital commitments and the inherent delay in demand for our products may result in modestly higher activity levels for 2017. In addition, we may continue to experience price pressure from our competitors until a more stable demand for products and services is established. We believe our fabrication business will likely reflect this level of activity in our production level through 2017. We believe growth in our rental operations business will also be moderated by this slow recovery.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2016 and December 31, 2015.

	Revenue
	Year Ended December 31,
	2016		2015
	(dollars in thousands)
Rental	$56,717	79.2%	$76,432	79.7%
Sales	13,621	19.0%	18,519	19.3%
Service & Maintenance	1,316	1.8%	968	1.0%
Total	$71,654		$95,919

Total revenue decreased to $71.7 million from $95.9 million, or 25.3%, for the year ended December 31, 2016, compared to 2015. This was the result of a 25.8% decrease in rental revenue and a 26.4% decrease in sales revenue offset, partially, by a 36.0% increase in service and maintenance revenue.

Rental revenue decreased to $56.7 million from $76.4 million, or 25.8%, for the year ended December 31, 2016, compared to 2015.  This decrease is due to reduced demand from the significant drop in oil and natural prices resulting in units being returned. As of December 31, 2016, we had 2,530 natural gas compressors in our rental fleet totaling 362,408 horsepower, as compared to 2,622 natural gas compressors totaling 372,482 horsepower as of December 31, 2015.  As of December 31, 2016, we had 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers, compared to 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers as of December 31, 2015. The rental fleet had a utilization of 51.3% as of December 31, 2016 as compared to 69.3% at year end 2015.

Sales revenue decreased to $13.6 million from $18.5 million, or 26.4%, for the year ended December 31, 2016, compared to 2015. Our sales activity continues to reflect a softening of demand from our customers' investments in non-conventional shale plays which require compression for producing natural gas. Due to lagging crude oil prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending. While our strategy is to maintain our rental revenues so that they are a larger component of total revenue, we will continue to build and sell custom fabricated equipment. In support of this, we intend to cultivate new sales oriented customers and are actively pursuing small, medium and large reciprocating compressor fabrication projects, as well as, building rotary screw-type equipment of any size. Sales include: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Operating income decreased to $8.4 million from $15.1 million, for the year ended December 31, 2016, compared to 2015. This decrease is attributed to a 25.8% drop in our rental revenue, due to the significant drop in oil and natural gas prices, resulting in the return of our units, as mentioned earlier.

During the fourth quarter of 2016 management performed a review of our rental compressor units and determined that 63 units should be retired, with certain key components being re-utilized, representing total horsepower of 7,749. Based on this review, at December 31, 2016 we recorded a $545,000 non-cash loss on the retirement of rental equipment to reduce the book value to approximately $242,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expenses decreased to $9.0 million for the year ended December 31, 2016, as compared to $11.0 million for 2015.  This 18.0% decrease is primarily a result in a reduction in stock compensation of $1.0 million due to moving from a one year vesting period to a two vesting period for our 2016 restricted stock awards to our executive officers and a decrease in the executive incentive cash bonus of $400,000.

Depreciation and amortization expense decreased to $21.8 million from $22.8 million, or 4.4%, for the year ended December 31, 2016, compared to 2015.  The decrease in depreciation expense is driven by the 258 units we retired in 2015 that had a net book value of $5.3 million, which was slightly offset by the full year of deprecation recognized on the 52 units added to our rental fleet in 2015 and the 18 units we added in 2016.

Provision for income tax decreased to $2.0 million from $5.1 million, or 61.0%. This is the result of the decrease in pre-tax income and effective tax rate, due to research and development credits taken in 2016. Our effective tax rate was 23.6% for 2016 and 33.5% for 2015.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The table below shows our revenue and percentage of total revenues for each of our product lines for the years ended December 31, 2015 and December 31, 2014.

	Revenue
	Year Ended December 31,
	2015		2014
	(dollars in thousands)
Rental	$76,432	79.7%	$78,983	81.5%
Sales	18,519	19.3%	17,200	17.7%
Service & Maintenance	968	1.0%	791	0.8%
Total	$95,919		$96,974

Total revenue decreased to $95.9 million from $97.0 million, or 1.1%, for the year ended December 31, 2015, compared to 2014. This was the result of a 3.2% decrease in rental revenue offset by a 7.7% increase in sales revenue and a 22.4% increase in service and maintenance revenue.

Rental revenue decreased to $76.4 million from $79.0 million, or 3.2%, for the year ended December 31, 2015, compared to 2014.  This decrease is due to reduced demand from the drop in oil and natural gas prices resulting in units being returned. As of December 31, 2015, we had 2,622 natural gas compressors in our rental fleet totaling 372,482 horsepower, as compared to 2,879 natural gas compressors totaling 401,361 horsepower at December 31, 2014.  As of December 31, 2015, we had 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers, compared to 2,189 natural gas compressors totaling 301,392 horsepower rented to 102 customers at December 31, 2014. The rental fleet had a utilization of 69.3% as of December 31, 2015 as compared to 76.0% at year end 2014.

Sales revenue increased to $18.5 million from $17.2 million, or 7.7%, for the year ended December 31, 2015, compared to 2014. Our normal sales activity continues to reflect demand from our customers' continued investments in non-conventional shale plays which require compression for produced natural gas. The price of natural gas on December 31, 2015 was $2.28/MMBtu, down from $3.14/MMBtu one year ago. The price of natural gas remains at levels that are considered depressed. Because of lagging natural gas prices, along with economic uncertainty and continued tight credit markets, the energy industry continues to encounter reduced capital spending, particularly for goods and services with respect to natural gas activities. During 2015, capital project funding continued to shift from gas projects to oil projects as the price of oil in early 2015 was not as volatile as gas, and many companies had locked in oil prices in support of those projects. Since our compressors are increasingly used in the production of oil and natural gas from shale plays which are driven by oil economics and typically by hedged prices, we have been able to increase our sales. Our strategy over time has been to increase our rental revenues so that they are a larger component of total revenue, but we intend to maintain our ability to build and sell custom fabricated equipment. In support of this, we continued to cultivate new sales oriented customers and are actively pursuing small, medium and large reciprocating compressors as well as rotary screw-type equipment of any size. Sales included: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Operating income decreased to $15.1 million from $22.0 million, for the year ended December 31, 2015, compared to 2014. This decrease is due to the $4.4 million loss the Company incurred on the retirement of rental equipment and a $1.2 million increase in depreciation, please see separate discussions on each item below.

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

Selling, general, and administrative expenses increased to $11.0 million for the year ended December 31, 2015, as compared to $10.3 million for 2014.  This 6.3% increase is primarily due to our need to maintain consistent staffing levels, salary increases for existing staff of $180,000 and non-cash expenses related to stock compensation of $300,000 mainly due to more stock options vesting between the comparative periods.

Depreciation and amortization expense increased to $22.8 million from $21.5 million, or 5.8%, for the year ended December 31, 2015, compared to 2014.  This increase was the net result of 52 new gas compressor rental units being added to the rental fleet in 2015, which increased the depreciable base and a full year's of depreciation realized from the 323 rental units added in 2014.

Provision for income tax decreased to $5.1 million from $8.0 million, or 36.3%. This is the result of the decrease in pre-tax income and effective tax rate, due to an increase in our domestic production deduction. Our effective tax rate was 33.5% for 2015 and 36.2% for 2014.

Adjusted Gross Margin Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2016 and December 31, 2015.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2016		2015
	(dollars in thousands)
Rental	$36,367	64.1%	$47,682	62.4%
Sales	2,497	18.3%	4,886	26.4%
Service & Maintenance	918	69.8%	696	71.9%
Total	$39,782	55.5%	$53,264	55.5%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Item 6. Selected Financial Data - Non-GAAP Financial Measures" in this Report.

The overall adjusted gross margin percentage remained steady at 55.5% for the twelve months ended December 31, 2016 and December 31, 2015, exclusive of depreciation and amortization. Our ability to maintain the percentage during the depressed market is the result of the relatively higher margin rentals comprising a larger share of total revenue. Rental margins increased for the year ended December 31, 2016 compared to 2015 to 64.1% from 62.4%. Sales margin decreased to 18.3% from 26.4% for the year ended 2016 compared to 2015. Third party service and maintenance margins decreased to 69.8% from 71.9% for the year ended December 31, 2016 compared to 2015. Service and maintenance represents 2% of our revenue providing minimal impact on our overall adjusted gross margin.

Adjusted Gross Margin Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2015 and December 31, 2014.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2015		2014
	(dollars in thousands)
Rental	$47,682	62.4%	$47,461	60.1%
Sales	4,886	26.4%	5,903	34.3%
Service & Maintenance	696	71.9%	463	58.5%
Total	$53,264	55.5%	$53,827	55.5%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Item 6. Selected Financial Data - Non-GAAP Financial Measures" in this Report.

The overall adjusted gross margin percentage remained steady at 55.5% for the twelve months ended December 31, 2015 and December 31, 2014, exclusive of depreciation and amortization. Our ability to remain flat in today's market is the result of the relatively higher margin rentals comprising a larger share of total revenue. Rental margins increased for the year ended December 31, 2015 compared to 2014 to 62.4 % from 60.1%. Sales margin decreased to 26.4% from 34.3% for the year ended 2015 compared to 2014. Third party service and maintenance margins increased to 71.9% from 58.5% for the year ended December 31, 2015 compared to 2014. Service and maintenance represents 1% of our revenue providing minimal impact on our overall adjusted gross margin.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2016 and 2015 are set forth below.

	2016	2015
	(in thousands)
Current Assets:
Cash and cash equivalents	$64,094	$35,532
Trade accounts receivable, net	7,378	9,107
Inventory, net	25,833	27,722
Prepaid income taxes	1,482	81
Prepaid expenses and other	972	762
Total current assets	99,759	73,204
Current Liabilities:
Line of credit	$417	$—
Accounts payable	971	1,226
Accrued liabilities	2,887	3,071
Deferred income	2,225	271
Total current liabilities	6,500	4,568
Net working capital	$93,259	$68,636

Historically, we have funded our operations through cash flows from operations and borrowings under bank credit facilities. In recent years, we have primarily funded our operations through cash flow from operations and, to a lesser extent, borrowings under our bank line of credit, which is described below. For the year ended December 31, 2016, we invested approximately $4.3 million in equipment for our rental fleet and service vehicles.  We financed this activity with cash on hand.

Cash flows

At December 31, 2016, we had cash and cash equivalents of $64.1 million and working capital of $93.3 million, and total debt of $417,000 under our credit agreement, which is due in 2017. Our cash and cash equivalents increased from 2015 due to a decrease in our capital program which was the result of a decrease in compressor rentals due to the decrease in oil and natural gas prices.We had positive net cash flow from operating activities of approximately $32.8 million during 2016. This was primarily from net income of $6.5 million and non-cash items of depreciation and amortization of $21.8 million, $2.3 million related to stock-based compensation, a loss on retirement of rental fleet of $545,000, a decrease in deferred income taxes of $2.7 million and an increase in working capital of $4.4 million.

At December 31, 2015, we had cash and cash equivalents of $35.5 million, working capital of $68.6 million and total debt of $417,000, under our line of credit which is due in 2017. Our cash and cash equivalents increased from 2014 due to a decrease in our capital program which was the result of a decrease in compressor rentals due to the decrease in oil and natural gas prices. We had positive net cash flow from operating activities of approximately $41.6 million during 2015. This was primarily from net income of $10.1 million and non-cash items of depreciation and amortization of $22.8 million, $3.5 million related to stock-based compensation, a loss on retirement of rental fleet of $4.4 million, a decrease in deferred income taxes of $1.8 million and an increase in working capital of $2.6 million.

Inventory decreased to $25.8 million as of the end of 2016, as compared to $27.7 million as of the end of 2015. This decrease is mainly a reflection of inventory management activity and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2017	2018	2019	2020	Thereafter	Total
Line of credit	$417	$—	$—	$—	$—	$417
Interest on line of credit	17	—	—	—	—	17
Purchase obligations	300	300	300	300	639	1,839
Other long term liabilities	—	—	—	—	115	115
Facilities and office leases	422	284	59	—	—	765
Total	$1,156	$584	$359	$300	$754	$3,153

Senior Bank Borrowings

On November 19, 2014, we amended and renewed our $30 million Credit Agreement with JP Morgan Chase Bank, N.A. ("the Amended Credit Agreement"). The Amended Credit Agreement was extended to December 31, 2017, and the interest rate terms were amended. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). As of December 31, 2016, we owed $417,000 on the line of credit under the Credit Agreement.

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

Maturity. The maturity date of the Amended Credit Agreement is December 31, 2017, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default. We expect to extend our credit agreement prior to the agreement expiring in December of 2017.

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

As of December 31, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations if we were to borrow a significant amount under facility.

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31, 2016:

Expenditure Category	2016	2015	2014
	(in thousands)
Rental equipment, vehicles and shop equipment	$4,307	$12,504	$53,342

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and additional bank borrowings are adequate to fully fund our net capital expenditures requirements for 2017 and beyond.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our current line of credit.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2016, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2016, we had met $2.9 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2016 was $115,000.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard will be effective during our first quarter ending March 31, 2018. We do not foresee this new standard having a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326). The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expect to be collected. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. The new standard will be effective during our first quarter ending March 31, 2017. Based upon our evaluation, we noted the following: (1) there is no impact to our consolidated statement of cash flows, as we previously disclosed taxes paid related to net share settlement of equity awards as a financing activity; (2) we do not plan on making a change to our forfeiture policy; (3) we currently do not have any employees interested in withholding at the maximum statutory withholding, but if we did, this could have an impact to our cash on hand balance; and (4) we foresee the new requirement to recognize share-based payments excess tax benefits and deficiencies as income tax expense will bring a new element of volatility to our provision for income taxes that could impact our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently determining the impacts of the new standard on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a five-step analysis on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard’s effective date for all entities, which changed the effectiveness to interim and annual reporting periods beginning after December 15, 2017. As a result, we expect to adopt this guidance on January 1, 2018. This standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. We are currently determining the impacts of the new standard on our consolidated financial statements. Our approach includes performing a detailed review of key contracts representative of our revenue units and comparing historical accounting policies and practices to the new standard. A majority of our revenue transactions are short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial position or results of operations upon adoption.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2016 and 2015, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2016, we had two customers that accounted for a total of approximately 46% of our accounts receivable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2016, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in their Internal Control-Integrated Framework (2013).  Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2016. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 10, 2017 on the effectiveness of internal control over financial reporting on page 36.
ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting."  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Gas Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Gas Services Group, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 10, 2017

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Consolidated Financial Statements

For a list of Consolidated Financial Statements, see “Index to Consolidated Financial Statements” and incorporated herein by reference.

(a)(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.11 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)
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

10.3
Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

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

10.1
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

10.12	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2012.)
*23.1	Consent of BDO USA, LLP
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

Date:	March 10, 2017	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2017
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 10, 2017
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 10, 2017
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 10, 2017
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 10, 2017
David L. Bradshaw
/s/ John W. Chisholm	Director	March 10, 2017
John W. Chisholm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Gas Services Group, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Gas Services Group, Inc.’s, internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 10, 2017

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$64,094	$35,532
Trade accounts receivable, net of allowance for doubtful accounts of $597 and $833, respectively	7,378	9,107
Inventory, net of allowance for obsolescence of $15 and $12, respectively	25,833	27,722
Prepaid income taxes	1,482	81
Prepaid expenses and other	972	762
Total current assets	99,759	73,204
Rental equipment, net of accumulated depreciation of $126,096 and $111,293, respectively	174,060	191,933
Property and equipment, net of accumulated depreciation of $11,267 and $10,825, respectively	7,753	8,527
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,508 and $1,382, respectively	1,651	1,777
Other assets	262	73
Total assets	$293,524	$285,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$417	$—
Accounts payable	971	1,226
Accrued liabilities	2,887	3,071
Deferred income	2,225	271
Total current liabilities	6,500	4,568
Line of credit	—	417
Deferred income tax liability	53,745	56,458
Other long-term liabilities	325	129
Total liabilities	60,570	61,572
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,764 and 12,603 shares issued and outstanding, respectively	128	126
Additional paid-in capital	100,812	98,310
Retained earnings	132,014	125,545
Total stockholders' equity	232,954	223,981
Total liabilities and stockholders' equity	$293,524	$285,553

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Rental income	$56,717	$76,432	$78,983
Sales	13,621	18,519	17,200
Service and maintenance income	1,316	968	791
Total revenue	71,654	95,919	96,974
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	20,350	28,750	31,522
Cost of sales, exclusive of depreciation stated separately below	11,124	13,633	11,297
Cost of service and maintenance, exclusive of depreciation stated separately below	398	272	328
Loss on retirement of rental equipment	545	4,370	—
Selling, general, and administrative expenses	9,011	10,989	10,334
Depreciation and amortization	21,796	22,758	21,507
Total operating costs and expenses	63,224	80,772	74,988
Operating income	8,430	15,147	21,986
Other income (expense):
Interest expense	(8)	(15)	(10)
Other income	43	132	182
Total other income, net	35	117	172
Income before provision for income taxes	8,465	15,264	22,158
Provision for income taxes:
Current	4,709	6,963	1,190
Deferred	(2,713)	(1,846)	6,840
Total income tax expense	1,996	5,117	8,030
Net income	$6,469	$10,147	$14,128
Earnings per share:
Basic	$0.51	$0.81	$1.14
Diluted	$0.50	$0.79	$1.11
Weighted average shares outstanding:
Basic	12,702	12,567	12,434
Diluted	12,935	12,793	12,721

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2013	—	$—	12,366	$123	$91,344	$101,270	$192,737
Exercise of common stock options	—	—	3	—	59	—	59
Compensation expense on common stock options	—	—	—	—	426	—	426
Issuance of restricted stock	—	—	97	—	—	—	—
Tax benefit of equity compensation			—	—	419	—	419
Compensation expense on restricted common stock	—	—	—	1	2,817	—	2,818
Net income	—	—	—	—	—	14,128	14,128
BALANCES, December 31, 2014	—	$—	12,466	$124	$95,065	$115,398	$210,587
Exercise of common stock options	—	—	66	1	775	—	776
Compensation expense on common stock options	—	—	—	—	601	—	601
Issuance of restricted stock	—	—	71	—	—	—	—
Tax benefit of equity compensation	—	—	—	—	(379)	—	(379)
Compensation expense on restricted common stock	—	—	—	1	2,943	—	2,944
Taxes paid related to net shares settlement of equity awards	—				(695)		(695)
Net income	—	—	—	—	—	10,147	10,147
BALANCES, December 31, 2015	—	$—	12,603	$126	$98,310	$125,545	$223,981
Exercise of common stock options	—	—	62	1	1,041	—	1,042
Compensation expense on common stock options	—	—	—	—	506	—	506
Issuance of restricted stock	—	—	99	—	—	—	—
Tax expense of equity compensation	—	—	—	—	72	—	72
Compensation expense on restricted common stock	—	—	—	1	1,792	—	1,793
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(909)	—	(909)
Net income	—	—	—	—	—	6,469	6,469
BALANCES, December 31, 2016	—	$—	12,764	$128	$100,812	$132,014	$232,954

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,469	$10,147	$14,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,796	22,758	21,507
Deferred taxes	(2,713)	(1,846)	6,840
Gain on disposal of assets	(86)	(179)	(160)
Loss on retirement of rental equipment	545	4,370	—
Bad debt allowance	61	477	121
Inventory allowance	566	205	395
Stock based compensation	2,299	3,545	3,244
Gain on company owned life insurance	(14)	—	—
Changes in operating assets (increase) decrease in:
Trade accounts receivables	1,668	824	(3,779)
Inventory	2,117	5,382	(6,112)
Prepaid income taxes and prepaid expenses	(1,539)	5,774	(3,997)
Changes in operating liabilities increase (decrease) in:
Accounts payable and accrued liabilities	(439)	(7,220)	1,126
Current income tax liability	—	(1,230)	920
Deferred income	1,954	(1,364)	762
Other	159	(32)	(12)
Tax benefit from equity compensation	(72)	—	(419)
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,771	41,611	34,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental, property and equipment	(4,307)	(12,504)	(53,342)
Purchase of company owned life insurance	(194)	—	—
Proceeds from sale of property and equipment	101	189	240
NET CASH USED IN INVESTING ACTIVITIES	(4,400)	(12,315)	(53,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities, net	(14)	(26)	(42)
Repayments of line of credit, net	—	—	(160)
Proceeds from exercise of stock options	1,042	776	59
Tax benefit from equity compensation	72	—	419
Taxes paid related to net share settlement of equity awards	(909)	(695)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	191	55	276
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,562	29,351	(18,262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,532	6,181	24,443
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,094	$35,532	$6,181
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8	$15	$10
Income taxes paid	$5,825	$6,530	$4,108
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$724	$2,309	$131
Transfer of inventory to property and equipment	$—	$1,624	$—
Property and equipment purchases included in accounts payable	$—	$—	$218

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Principles of Consolidation

These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group, Inc. was formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities. The accompanying consolidated financial statements include the accounts of the Company and the rabbi trust associated with the Company’s deferred compensation plan, see Note 5. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.   The allowance for doubtful accounts was $597,000 and $833,000 at December 31, 2016 and 2015, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment.The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Title of the equipment and risk of loss passes to the customer when the equipment is complete and ready for shipment, per the customer’s agreement. At the transfer of title, all risks of ownership has passed to the customer on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured equipment. Revenues recognized at the completion of manufacturing in 2016 and 2015 were approximately $5.6 million and $4 million, respectively.

Major Customers and Concentration of Credit Risk

Sales and rental income to Devon Energy Production, Inc. ("Devon") and Occidental Permian, LTD. ("Oxy") in 2016 amounted to 21% and 19% of revenue, respectively. Sales and rental income to Devon and Oxy in 2015 amounted to 21% and 10% of revenue, respectively. Sales and rental income to Devon and EOG Resources Inc. ("EOG") in 2014 amounted to 18% and 15% of revenue. No other single customer accounted for more than 10% of our revenues in 2016, 2015 or 2014. Oxy, APR Energy, LLC and BP America Inc. amounted to 15%, 15% and 14%, respectively, of our accounts receivable as of December 31, 2016. Oxy and Devon amounted to 25% and 10%, respectively, of our accounts receivable as of December 31, 2015. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2016 and 2015.

Inventory

Inventory is valued at the lower of cost or market.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $15,000 and $12,000 at December 31, 2016 and 2015, respectively. There were 7 newly completed compressor units at December 31, 2016 and December 31, 2015 available for sale or for use in our rental fleet.  At December 31, 2016 and 2015, inventory consisted of the following (in thousands):

	2016	2015
Raw materials	$18,365	$20,726
Finished goods	2,558	1,051
Work in process	4,910	5,945
Total	$25,833	$27,722

Rental Equipment and Property and Equipment

Rental Equipment and property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has an estimated useful life of 15 years, while our property and equipment has an estimate useful lives which range from three to thirty-nine years.  The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue and the following table depicts the depreciation associated with each product line at December 31, 2016 , 2015 and 2014 (in thousands):

	2016	2015	2014
Rentals	$21,325	$22,308	$20,973
Sales	291	281	339
Service & Maintenance	25	16	12
Total	$21,641	$22,605	$21,324

We assess the impairment of rental equipment and property and equipment whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable.  The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant adverse changes in the extent or manner in which asset is being used or its condition, significant negative industry trends or legislative changes prohibiting us from leasing our units or flares. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value. We recognized no impairments in years ended December 31, 2016, 2015 or 2014.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. Due to a continued decline in rental utilization, we determined a triggering event occurred during each quarter and we performed a goodwill impairment test each quarter of 2016 and our annual goodwill impairment test was performed in the fourth quarter of 2016. We experienced no impairment of goodwill during the years ended December 31, 2016 or 2015.

Intangibles

At December 31, 2016, NGSG had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2016 and 2015 was $1.7 million and $1.8 million respectively.  Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately eight years as of December 31, 2016.  Amortization expense recognized in each of the years ending December 31, 2016, 2015, and 2014 was $125,000. Estimated amortization expense for the years 2017-2024 is $125,000 per year. NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2016 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2016			December 31, 2015

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$1,508	$997	$2,505	$1,382	$1,123
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$1,508	$1,651	$3,159	$1,382	$1,777

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2016 or 2015. Separately, we reviewed our indefinite life intangible for impairment with our goodwill impairment review, which we performed each quarter in 2016 due to a continued decline in our rental utilization and then annually in the fourth quarter of 2016. Based on this analysis, we experienced no impairment on our indefinite life intangible during the years ended December 31, 2016 or 2015.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $103,000 for December 31, 2016 and 2015 and is included in accrued liabilities on the consolidated balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were anti-dilutive securities in 2016, 2015 and 2014.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$6,469	$10,147	$14,128
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,702	12,567	12,434
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,702	12,567	12,434
Dilutive effect of stock options and restricted shares	233	226	287
Diluted weighted average shares	12,935	12,793	12,721
Earnings per common share:
Basic	$0.51	$0.81	$1.14
Diluted	$0.50	$0.79	$1.11

In the year-ended December 31, 2016, options to purchase 51,167 shares of common stock with exercise prices ranging from $30.41 to $33.36 were not included in the computation of dilutive income per share, due to their anti-dilutive effect.

In the year-ended December 31, 2015, options to purchase 107,500 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their anti-dilutive effect.

In the year-ended December 31, 2014, options to purchase 55,000 shares of common stock with exercise prices ranging from $30.41 to $33.36 were not included in the computation of dilutive income per share, due to their anti-dilutive effect

Income Taxes

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2016 or 2015.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2016 and 2015 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard will be effective during our first quarter ending March 31, 2018. We do not foresee this new standard having a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326). The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expect to be collected. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. The new standard will be effective during our first quarter ending March 31, 2017. Based upon our evaluation, we noted the following: (1) there is no impact to our consolidated statement of cash flows, as we are already, disclosing taxes paid related to net share settlement of equity awards as a financing activity; (2) we do not plan on making a change to our forfeiture policy; (3) we currently do not have any employees interested in withholding at the maximum statutory withholding, but if we did, this could have an impact to our cash on hand balance; and we foresee the new requirement to recognize share-based payments excess tax benefits and deficiencies as income tax expense will bring a new element of volatility to our provision for income taxes that could significantly impact our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently determining the impacts of the new standard on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a five-step analysis on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard’s effective date for all entities, which changed the effectiveness to interim and annual reporting periods beginning after December 15, 2017. As a result, we expect to adopt this guidance on January 1, 2018. This standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. We are currently determining the impacts of the new standard on our consolidated financial statements. Our approach includes performing a detailed review of key contracts representative of our revenue units and comparing historical accounting policies and practices to the new standard. A majority of our revenue transactions are short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our consolidated financial position or results of operations upon adoption.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to twenty-four months and continue on a month-to-month basis thereafter. Depreciation expense for rental equipment was $20.2 million, $21.0 million and $19.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2016 are as follows :

Years Ending December 31, (in thousands)
2017	$6,207
2018	500
Total	$6,707

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2016 and 2015 (in thousands):

	Useful Lives (Years)	2016	2015
Land and building	30	$7,025	$7,025
Leasehold improvements	39	794	794
Office equipment and furniture	5	1,454	1,380
Software	5	573	573
Machinery and equipment	7	3,111	3,105
Vehicles	3	6,063	6,475
Total		19,020	19,352
Less accumulated depreciation		(11,267)	(10,825)
Total		$7,753	$8,527

Depreciation expense for property and equipment was $1.4 million for the year ended December 31, 2016 and $1.6 million for the years ended December 31, 2015 and 2014.

4. Retirement of Long-Lived Assets

During the annual review of our rental compressor units, management looks for any units that are not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. From our review in 2016, we determined 63 units should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $545,000 thousand loss on retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $242,000 thousand for key components being kept. As a result of our 2015 review, we retired 258 units from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. Based on our optimization review we recorded a $4.4 million loss on the retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $967,000 for the key components being kept. These retirements are recorded in the consolidated income statement under loss on retirement of rental equipment.

5. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $207,000 as of December 31, 2016, with a gain related to the policy of $13,900 reported in other income in our consolidated income statement for the year ended December 31, 2016.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $208,000 as of December 31, 2016. The deferred obligation is included in other long-term liabilities in the consolidated balance sheet.

For deferrals of restricted stock, the plan does not allow for diversification, therefore, distributions are paid in shares and the obligation is carried at grant value. As of December 31, 2016, no shares had been deferred.

6. Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at December 31, 2016 under the terms of our Amended Credit Agreement.

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

As of December 31, 2016, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2016 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2016 was 2.04%.

7.  Income Taxes

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014, consists of the following (in thousands):

	2016	2015	2014
Current provision:
Federal	$4,280	$6,440	$995
State	429	523	195
Total current provision	4,709	6,963	1,190
Deferred provision:
Federal	(2,713)	(1,846)	6,840
Total deferred provision	(2,713)	(1,846)	6,840
Total provision	$1,996	$5,117	$8,030

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2016 and 2015, are as follows (in thousands):

	2016	2015
Deferred income tax assets:
Stock Compensation	$664	$1,011
Other	84	4
Total deferred income tax assets	$748	$1,015

Deferred income tax liabilities:
Property and equipment	$(53,120)	(56,132)
Goodwill and other intangible assets	(973)	(998)
Other	(400)	(343)
Total deferred income tax liabilities	(54,493)	(57,473)
Net deferred income tax liabilities	$(53,745)	$(56,458)

The effective tax rate for the years ended December 31, 2016, 2015 and 2014, differs from the statutory rate as follows:

	2016	2015	2014
Statutory rate	34.0%	34.0%	34.0%
State and local taxes	1.6%	1.5%	1.5%
Other	(12.0)%	(2.0)%	0.7%
Effective rate	23.6%	33.5%	36.2%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2016, 2015 and 2014, there were no significant income tax interest or penalty items in the statement of income.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2012.

8.  Other Long-term Liabilities

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $115,000 and $129,000 as of December 31, 2016 and 2015, respectively.

9.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2016 and 2015, there were no issued or outstanding preferred shares.

10. Stock-Based Compensation

Restricted Stock

 On June 18, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the 2009 Restricted Stock/Unit Plan (the "Plan") to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2015 performance, Mr. Taylor, was awarded 75,915 restricted shares on January 6, 2016, which vest over two years, in equal installments beginning January 6, 2017. On April 6, 2016, the Compensation Committee awarded 20,000 shares of restricted common stock each to G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest over two years, in equal installments, beginning April 6, 2017. We also awarded and issued 23,536 shares of restricted common stock to our Board of Directors as partial payment for 2016 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2017. Compensation expense related to the restricted shares was approximately $1,793,000, $2,944,000 and $2,818,000 for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was a total of approximately $1,638,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares.  This expense is expected to be recognized over two years. As of December 31, 2016, 268,005 shares were still available for issuance under the Plan.

A summary of all restricted stock activity as of December 31, 2016 and changes during the year then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	145,558	$19.17	9.07	$3,246
Granted	139,451	21.34	—	3,007
Vested	(145,558)	19.17	—	2,963
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2016	139,451	$21.34	9.13	$4,483

Stock Option Plan

Our Stock Option Plan which is stockholder approved, permits the granting of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved to add an additional 200,000 shares of common stock to the Stock Option Plan. On June 16, 2016, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Stock Option Plan to add an additional 250,000 shares of common stock ot the Stock Option Plan, thereby authorizing the issuance of up to 1.0 million shares of common stock under the Stock Option Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2016, 345,919 shares were still available for issue under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the years ended December 31, are as follows:	2015	2014
Risk free rate	1.56%	1.96%
Expected life	6 years	6 years
Expected volatility	45.07%	58.44%
Expected dividend yield	—	—

A summary of all option activity as of December 31, 2016 and changes during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Granted	—	—
Exercised	(62,083)	16.79		625
Canceled/Forfeited	(2,500)	22.90		—
Expired	—	—
Outstanding, December 31, 2016	350,186	$19.45	4.25	$4,453
Exercisable, December 31, 2016	299,353	$18.41	3.63	$4,118

The weighted average grant date fair value of options granted during the years 2015 and 2014 was $10.33 and $16.56, respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $625,000, $481,000, and $48,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $1,042,000, $776,000, and $59,000, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2016:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	67,352	2.62	$9.94	67,352	$9.94
$15.71-17.81	72,750	2.79	$17.53	72,750	$17.53
$17.82-20.48	107,250	2.92	$19.68	107,250	$19.68
$20.49-33.36	102,834	7.74	$26.80	52,001	$27.98
	350,186	4.25	$19.45	299,353	$18.41

The summary of the status of our unvested stock options as of December 31, 2016 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	101,836	$12.67
Granted	—	$—
Vested	(49,336)	$12.74
Cancelled/Forfeited	(1,667)	$10.33
Unvested at December 31, 2016	50,833	$12.67

We recognized stock compensation expense from stock options vesting of $506,000, $601,000, and $426,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $262,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 2.0 years.

11. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $295,000, $387,000, and $296,000 to the 401(k) Plan in 2016, 2015 and 2014, respectively.

Rented Facilities, Vehicles and Equipment

We lease certain of our facilities and equipment under operating leases with terms generally ranging from month-to-month to five years.  Most leases contain renewal options.  Remaining future minimum rental payments (excluding month to month) due under these leases are as follows:

Years Ending December 31, (in thousands)
2017	$422
2018	284
2019	59
2020	—
Total	$765

Rent expense under such leases was $325,000, $375,000, and $380,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

12.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2016	Q1	Q2	Q3	Q4	Total
Total revenue	$21,576	$17,194	$16,181	$16,703	$71,654
Operating income	3,767	1,873	1,823	967	8,430
Net income	2,541	1,259	1,509	1,160	6,469
Net income per share - Basic	0.20	0.10	0.12	0.09	0.51
Net income per share - Diluted	0.20	0.10	0.12	0.09	0.50

2015	Q1	Q2	Q3	Q4	Total
Total revenue	$24,741	$24,230	$21,193	$25,755	$95,919
Operating income	5,787	919	3,798	4,643	15,147
Net income	3,694	614	2,562	3,277	10,147
Net income per share - Basic	0.30	0.05	0.20	0.26	0.81
Net income per share - Diluted	0.29	0.05	0.20	0.26	0.79

Amounts may not add due to rounding differences.

********
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.11 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
4.1	Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 30, 2005)
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

10.3
Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

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

10.12	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2012.)
*23.1	Consent of BDO USA, LLP
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

E-1

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

E-2