Form 10-Q
period 2017-03-31
NATURAL GAS SERVICES GROUP INC
filed 2017-05-05
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 1, 2017
Common Stock, $0.01 par value	12,937,363

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$74,370	$64,094
Trade accounts receivable, net of allowance for doubtful accounts of $646 and $597, respectively	4,681	7,378
Inventory, net	23,900	25,833
Prepaid income taxes	123	1,482
Prepaid expenses and other	401	972
Total current assets	103,475	99,759
Rental equipment, net of accumulated depreciation of $130,990 and $126,096, respectively	169,500	174,060
Property and equipment, net of accumulated depreciation of $11,248 and $11,267 respectively	7,432	7,753
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,539 and $1,508, respectively	1,620	1,651
Other assets	375	262
Total assets	$292,441	$293,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$417	$417
Accounts payable	496	971
Accrued liabilities	3,430	2,887
Deferred income	484	2,225
Total current liabilities	4,827	6,500
Deferred income tax liability	52,479	53,745
Other long-term liabilities	372	325
Total liabilities	57,678	60,570
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,818 and 12,764 shares issued and outstanding, respectively	128	128
Additional paid-in capital	102,369	100,812
Retained earnings	132,266	132,014
Total stockholders' equity	234,763	232,954
Total liabilities and stockholders' equity	$292,441	$293,524

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2017	2016
Revenue:
Rental income	$11,922	$16,408
Sales	6,637	4,910
Service and maintenance income	343	258
Total revenue	18,902	21,576
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	4,668	5,694
Cost of sales, exclusive of depreciation stated separately below	5,423	3,932
Cost of service and maintenance	94	111
Selling, general and administrative expense	3,046	2,569
Depreciation and amortization	5,328	5,503
Total operating costs and expenses	18,559	17,809
Operating income	343	3,767
Other income (expense):
Interest expense	(2)	(2)
Other income	3	19
Total other income, net	1	17
Income before provision for income taxes	344	3,784
Provision for income taxes	92	1,243
Net income	$252	$2,541
Earnings per share:
Basic	$0.02	$0.20
Diluted	$0.02	$0.20
Weighted average shares outstanding:
Basic	12,804	12,648
Diluted	13,056	12,838

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$252	$2,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,328	5,503
Deferred income taxes	(1,266)	135
Stock-based compensation	1,532	648
Bad debt allowance	60	29
Gain on sale of assets	(27)	(25)
Gain on company owned life insurance	(12)	(3)
Changes in operating assets and liabilities:
Trade accounts receivables	2,637	(1,769)
Inventory	1,981	2,791
Prepaid expenses	1,930	165
Accounts payable and accrued liabilities	68	68
Deferred income	(1,741)	(86)
Other	43	51
Tax benefit from equity compensation	—	(15)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,785	10,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(464)	(1,942)
Purchase of company owned life insurance	(93)	(48)
Proceeds from sale of property and equipment	27	25
NET CASH USED IN INVESTING ACTIVITIES	(530)	(1,965)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(4)	(3)
Proceeds from exercise of stock options	517	352
Taxes paid related to net share settlement of equity awards	(492)	(909)
Tax benefit from equity compensation	—	15
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	21	(545)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,276	7,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,094	35,532
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,370	$43,055
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2	$2
Income taxes paid	$—	$1,550
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$48	$164

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2017 and the results of our operations for the three months ended March 31, 2017 and 2016 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer. From time to time, we have customers that request units and flares to be built under a bill and hold arrangement. In order to recognize revenue under a bill and hold arrangement the following criteria must be met: risk of ownership was passed to the customer, customer made a fixed commitment to purchase the goods, the customer requested the bill and hold, there was a fixed schedule for delivery, we no longer had any specific performance obligations, the purchase was segregated at our facility and the equipment was complete and ready to ship. For the three months ended March 31, 2017, we recognized revenue of $837,000 under these bill and hold arrangements. Exchange and rebuilt compressor revenue is recognized when the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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

Recently Issued Accounting Pronouncements

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of accounting for share-based payment transactions, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The section of the update that will have the most impact on our financial statements will be how the excess tax benefits and tax deficiencies on stock-based compensation awards are recorded. These items are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than in previous accounting of being recorded in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. We applied the update prospectively beginning January 1, 2017, and the adoption did not have a material impact on our condensed consolidated financial statements.

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently determining the impacts of the new standard on our condensed consolidated financial statements and the additional applicable disclosure requirements.

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

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2016, and changes during the three months ended March 31, 2017 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	350,186	$19.45	4.25	$4,453
Granted	32,750	28.15
Exercised	(25,580)	20.19		271
Canceled/Forfeited	—	—
Outstanding, March 31, 2017	357,356	$20.19	4.68	$2,399
Exercisable, March 31, 2017	305,441	$19.11	3.92	$2,345

The following table summarizes information about our stock options outstanding at March 31, 2017:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	65,852	2.31	$9.82	65,852	$9.82
$15.71-17.81	72,750	2.54	17.53	72,750	17.53
$17.82-20.48	86,836	3.09	19.60	86,836	19.60
$20.49-33.36	131,918	8.09	27.23	80,003	27.67
	357,356	4.68	$20.19	305,441	$19.11

The summary of the status of our unvested stock options as of December 31, 2016 and changes during the three months ended March 31, 2017 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2016	50,833	$12.67
Granted	32,750	11.93
Vested	(31,668)	13.56
Canceled/Forfeited	—	—
Unvested at March 31, 2017	51,915	$11.66

As of March 31, 2017, there was $491,128 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of three years. Total compensation expense for stock options was $124,331 and $166,523 for the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2016 performance, Mr. Taylor, was awarded 70,464 restricted shares on February 14, 2017, which vest over three years, in equal installments, beginning February 14, 2018. On March 23, 2017, the Compensation Committee awarded 20,000 shares of restricted common stock to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Hazlett and Lawrence vest over three years, in equal installments, beginning March 23, 2018. We also awarded and issued 15,968 shares of restricted common stock to our Board of Directors as partial payment for 2017 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2018. Total compensation expense related to restricted stock awards was $1,408,265 and $481,753 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was a total of $3,649,957 of unrecognized compensation expense related to these shares which is expected to be recognized over the next two years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $16,458 and $15,000 at March 31, 2017 and December 31, 2016, respectively, consisted of the following amounts:

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$18,183	$18,365
Finished Goods	1,008	2,558
Work in process	4,709	4,910
	$23,900	$25,833

During the three months ended March 31, 2017 and 2016, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Retirement of Long-Lived Assets

During the annual review of our rental compressor units, management looks for any units that are not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. From our review in 2016, we determined 63 units should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $545,000 loss on retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $242,000 for key components being kept. This retirement was recorded in the 2016 consolidated income statement under loss on retirement of rental equipment. No retirements have been made in 2017.

(5) Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $312,000 and $51,000 as of March 31, 2017 and 2016, respectively, with a gain related to the policy of approximately $12,000 and $3,000 reported in other income in the condensed consolidated income statement for the three months ending March 31, 2017and 2016, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $261,000 and $51,000 as of March 31, 2017 and 2016, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of March 31, 2017, 97,011 unvested shares have been deferred.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory

(not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2017 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2017, our weighted average interest rate was 2.24%.

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

As of March 31, 2017, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2017 and December 31, 2016 our outstanding balance on the line of credit was $417,000.

7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended
	March 31,
	2017	2016
Numerator:
Net income	$252	$2,541
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,804	12,648

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,804	12,648
Dilutive effect of stock options and restricted stock	252	190
Diluted weighted average shares	13,056	12,838
Earnings per common share:
Basic	$0.02	$0.20
Diluted	$0.02	$0.20

In the three months ended March 31, 2017, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the three months ended March 31, 2016, options to purchase 187,500 shares of common stock with exercise prices ranging from $19.61 to $33.46 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

For the three months ended March 31, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,922	$6,637	$343	$—	$18,902
Operating costs and corporate expenses	4,668	5,423	94	8,374	18,559
Total other expense, net	—	—		1	1
Income before provision for income taxes	$7,254	$1,214	$249	$(8,373)	$344

For the three months ended March 31, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$16,408	$4,910	$258	$—	$21,576
Operating costs and corporate expenses	5,694	3,932	111	8,072	17,809
Total other income, net	—	—		17	17
Income before provision for income taxes	$10,714	$978	$147	$(8,055)	$3,784

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed, consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2017, we had 1,261 natural gas compressors totaling 180,594 horsepower rented to 75 customers compared to 1,610 natural gas compressors totaling 230,170 horsepower rented to 84 customers at March 31, 2016.

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

In general, we expect our overall business activity and revenues to track the level of activity in the natural gas industry, with changes in domestic natural gas production and consumption levels and prices more significantly affecting our business than changes in crude oil and condensate production and consumption levels and prices. However, in recent years we have increased our rental and sales in the non-conventional shale plays which are more dependent on crude oil prices. We also believe that demand for compression services and products is driven by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased focus by producers on non-conventional natural gas production, such as coalbed methane, gas shales and tight gas, which typically requires more compression than production from conventional natural gas reservoirs.

Demand for our products and services have been generally strong. However, we typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 have continued in the first three months of 2017, with some price movement but no significant sustaining price increases. Through much of this period, producers maintained their focus on non-conventional opportunities. The continued inconsistent price environment has caused reduced project spending on both conventional and non-conventional plays. While the timing of a return to aggressive investment in the projects is uncertain, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by our ability to withstand temporary disruptions and position the Company for the long term.

Results of Operations

Three months ended March 31, 2017, compared to the three months ended March 31, 2016.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2017 and 2016.

	Revenue Three months ended March 31,
	(in thousands)
	2017		2016
Rental	$11,922	63%	$16,408	76%
Sales	6,637	35%	4,910	23%
Service and Maintenance	343	2%	258	1%
Total	$18,902		$21,576

Total revenue decreased to $18.9 million from $21.6 million, or 12%, for the three months ended March 31, 2017, compared to the same period ended March 31, 2016. The decrease is mainly a result of the $4.5 million drop in rental revenue due to the number of units being rented, as the oil and natural gas price environment persists at levels below that which promotes increased developments.

Rental revenue decreased to $11.9 million from $16.4 million for the three months ended March 31, 2017, compared to the same period ended March 31, 2016. We ended the quarter with 2,531 compressor packages in our fleet, down from 2,627 units at March 31, 2016.  The rental fleet had a utilization of 49.8% as of March 31, 2017 compared to 61.3% utilization as of March 31, 2016. The drop in utilization is mainly the result of compressor rental units being returned due to the continuing depressed oil and natural gas prices. In the event that oil and natural gas prices increase, we should see an increase in the utilization of our fleet.

Sales revenue increased to $6.6 million from $4.9 million for the three months ended March 31, 2017 compared to the same period ended March 31, 2016. We had an increase in our sales of compressors product line offset by a decrease in our sales of flares during this comparative period.

Our overall operating income decreased $3.4 million to $343,000 from $3.8 million for the three months ended March 31, 2017 compared to the same period ended March 31, 2016, due to a decrease in rental revenue and an increase in stock compensation expense. Operating margin percentage decreased to 2% from 17% for the three months ended March 31, 2017 and March 31, 2016, respectively. The operating margin decreased due the reduction in rental revenue and an increase in stock compensation expense.

Selling, general, and administrative expense increased to $3.0 million from $2.6 million for the three months ended March 31, 2017, and March 31, 2016, primarily due to an increase in stock compensation expense.

Depreciation and amortization expense decreased to $5.3 million for the three months ended March 31, 2017, compared to $5.5 million for the period ended March 31, 2016.  This decrease is the result of fewer units being added to the fleet and older units becoming fully depreciated. We added only 15 units over the past 12 months to our fleet.

Provision for income tax was $92,000 and $1.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in the provision is due to a decrease in taxable income and a change in effective tax rate between the two periods.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2017 and December 31, 2016 are set forth below:

	March 31,	December 31,
	2017	2016
	(in thousands)
Current Assets:
Cash and cash equivalents	$74,370	$64,094
Trade accounts receivable, net	4,681	7,378
Inventory, net	23,900	25,833
Prepaid income taxes	123	1,482
Prepaid expenses and other	401	972
Total current assets	103,475	99,759
Current Liabilities:
Line of credit	417	417
Accounts payable	496	971
Accrued liabilities	3,430	2,887
Deferred income	484	2,225
Total current liabilities	4,827	6,500
Total working capital	$98,648	$93,259

For the three months ended March 31, 2017, we invested $464,000 in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.
Cash flows

At March 31, 2017, we had cash and cash equivalents of $74.4 million compared to $64.1 million at December 31, 2016.  Our cash flow from operations of $10.8 million was offset by capital expenditures of $464,000, during the three months ended March 31, 2017.  We had working capital of $98.6 million at March 31, 2017 compared to $93.3 million at December 31, 2016. On March 31, 2017 and December 31, 2016, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as current. We had positive net cash flow from operating activities of $10.8 million during the first three months of 2017 compared to $10.0 million for the first three months of 2016.  The cash flow from operations of $10.8 million was primarily the result of the net income of $252,000 and the non-cash items of depreciation of $5.3 million, $1.5 million related to the expenses associated with stock options and restricted shares, an increase in working capital of $5.0 million and a decrease in deferred income taxes of $1.3 million.

Strategy

For the remainder of the fiscal year 2017 and into 2018, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2017, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations, our current cash position and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2017, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2017, our weighted average interest rate was 2.24%.

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

As of March 31, 2017, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2017, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of March 31, 2017:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2017 (1)	2018	2019	2020	Thereafter	Total
Line of credit (secured)	$417	$—	$—	$—	$—	$417
Interest on line of credit(2)	13	—	—	—	—	13
Purchase obligations(3)	247	300	300	300	639	1,786
Other long-term liabilities	—	—	—	—	112	112
Facilities and office leases	330	284	59	—	—	673
Total	$1,007	$584	$359	$300	$751	$3,001

(1)For the nine months remaining in 2017.
(2)Assumes an interest rate of 4.0% and no additional borrowings.
(3)Vendor exclusive purchase agreement related to paint and coatings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of accounting for share-based payment transactions, including the income tax impact, classification of awards as equity or liabilities, classifications on the statement of cash flows and forfeitures. The section of the update that will have the most impact on our financial statements will be how the excess tax benefits and tax deficiencies on stock-based compensation awards are recorded. These items are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than in previous accounting of being recorded in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. We applied the update prospectively beginning January 1, 2017, and the adoption did not have a material impact on our condensed consolidated financial statements.
On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently determining the impacts of the new standard on our condensed consolidated financial statements and the additional applicable disclosure requirements.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2017, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2016.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of the risks associated with our Company and industry.

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

10.12	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission December 8, 2012.)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 5, 2017

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

10.12	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission December 8, 2012.)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.