Form 10-Q
period 2017-06-30
NATURAL GAS SERVICES GROUP INC
filed 2017-08-04
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	July 31, 2017
Common Stock, $0.01 par value	12,937,363

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$73,038	$64,094
Trade accounts receivable, net of allowance for doubtful accounts of $646 and $597, respectively	6,171	7,378
Inventory, net	25,431	25,833
Prepaid income taxes	1,944	1,482
Prepaid expenses and other	1,921	972
Total current assets	108,505	99,759
Rental equipment, net of accumulated depreciation of $135,924 and $126,096, respectively	164,553	174,060
Property and equipment, net of accumulated depreciation of $11,184 and $11,267 respectively	7,290	7,753
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,570 and $1,508, respectively	1,589	1,651
Other assets	798	262
Total assets	$292,774	$293,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$417	$417
Accounts payable	1,309	971
Accrued liabilities	2,846	2,887
Deferred income	376	2,225
Total current liabilities	4,948	6,500
Deferred income tax liability	51,136	53,745
Other long-term liabilities	820	325
Total liabilities	56,904	60,570
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,838 and 12,764 shares issued and outstanding, respectively	128	128
Additional paid-in capital	103,101	100,812
Retained earnings	132,641	132,014
Total stockholders' equity	235,870	232,954
Total liabilities and stockholders' equity	$292,774	$293,524

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Rental income	$11,420	$14,655	$23,342	$31,063
Sales	4,407	2,300	11,044	7,210
Service and maintenance income	391	239	734	497
Total revenue	16,218	17,194	35,120	38,770
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	4,255	5,411	8,923	11,105
Cost of sales, exclusive of depreciation stated separately below	3,745	2,236	9,168	6,168
Cost of service and maintenance	104	85	198	196
Selling, general and administrative expense	2,390	2,152	5,436	4,721
Depreciation and amortization	5,310	5,437	10,638	10,940
Total operating costs and expenses	15,804	15,321	34,363	33,130
Operating income	414	1,873	757	5,640
Other income (expense):
Interest expense	(2)	(2)	(4)	(4)
Other income (expense), net	3	(7)	6	12
Total other income (expense), net	1	(9)	2	8
Income before provision for income taxes	415	1,864	759	5,648
Provision for income taxes	40	605	132	1,848
Net income	$375	$1,259	$627	$3,800
Earnings per share:
Basic	$0.03	$0.10	$0.05	$0.30
Diluted	$0.03	$0.10	$0.05	$0.29
Weighted average shares outstanding:
Basic	12,831	12,709	12,818	12,678
Diluted	13,130	12,936	13,093	12,887

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627	$3,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,638	10,940
Deferred income taxes	(2,609)	(770)
Stock-based compensation	2,416	1,186
Bad debt allowance	60	61
Inventory allowance	—	32
Gain on sale of assets	(49)	(25)
Gain on company owned life insurance	(17)	(4)
Changes in operating assets and liabilities:
Trade accounts receivables	1,147	4,034
Inventory	450	3,179
Prepaid expenses and prepaid income taxes	(1,411)	(1,532)
Accounts payable and accrued liabilities	297	(1,430)
Deferred income	(1,849)	286
Other	512	84
Tax benefit from equity compensation	—	(39)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,212	19,802
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(654)	(2,618)
Purchase of company owned life insurance	(529)	(105)
Proceeds from sale of property and equipment	49	25
NET CASH USED IN INVESTING ACTIVITIES	(1,134)	(2,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(7)	(6)
Proceeds from exercise of stock options	517	406
Taxes paid related to net share settlement of equity awards	(644)	(909)
Tax benefit from equity compensation	—	39
NET CASH USED IN FINANCING ACTIVITIES	(134)	(470)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,944	16,634
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,094	35,532
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,038	$52,166
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4	$4
Income taxes paid	$3,203	$4,435
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$48	$164

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2017 and the results of our operations for the three and six months ended June 30, 2017 and 2016 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

Revenue Recognition

Revenue from the sales of custom and fabricated compressors, and flare systems is recognized when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by our customer. From time to time, we have customers that request units and flares to be built under a bill and hold arrangement. In order to recognize revenue under a bill and hold arrangement the following criteria must be met: risk of ownership was passed to the customer, customer made a fixed commitment to purchase the goods, the customer requested the bill and hold, there was a fixed schedule for delivery, we no longer had any specific performance obligations, the purchase was segregated at our facility and the equipment was complete and ready to ship. For the six months ended June 30, 2017, we recognized revenue of $3.0 million under these bill and hold arrangements. Exchange and rebuilt compressor revenue is recognized when the replacement compressor has been delivered and the rebuild assessment has been completed.  Revenue from compressor service and retrofitting services is recognized upon providing services to the customer.  Maintenance agreement revenue is recognized as services are rendered.  Rental revenue is recognized over the terms of the respective rental agreements.  Deferred income represents payments received before a product is shipped.  Revenue from the sale of rental units is included in sales revenue when equipment is shipped or title is transferred to the customer.

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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a five-step analysis on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard’s effective date for all entities, which changed the effectiveness to interim and annual reporting periods beginning after December 15, 2017. As a result, we expect to adopt this guidance on January 1, 2018. The guidance offers two transition methods: a full retrospective approach to be applied to each prior reporting period presented or a modified retrospective approach where the cumulative effect of initially applying the standard is recognized at the date of initial application. We have not yet selected the transition method. We are currently determining the impacts of the new standard on our consolidated financial statements. Our approach includes performing a detailed review of key contracts that are representative of our various revenue streams and comparing our historical accounting policies and practices to the new standard. Our sales and service and maintenance contracts are more short-term in nature or can usually be completed within the same quarter they are started; but, at this stage in our assessment we are still evaluating the extent to which we will have changes, upon adoption. For the impact related to our rental revenues, we are still in the early stages of our review and have not concluded as to what impact, if any, there may be to our rental revenues. We expect to complete our review by mid-November 2017.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2016, and changes during the six months ended June 30, 2017 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	350,186	$19.45	4.25	$4,453
Granted	32,750	28.15
Exercised	(25,580)	20.19		271
Outstanding, June 30, 2017	357,356	$20.19	4.43	$2,071
Exercisable, June 30, 2017	305,441	$19.11	3.67	$2,038

The following table summarizes information about our stock options outstanding at June 30, 2017:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	65,852	2.06	$9.82	65,852	$9.82
$15.71-17.81	72,750	2.29	17.53	72,750	17.53
$17.82-20.48	86,836	2.84	19.60	86,836	19.60
$20.49-33.36	131,918	7.84	27.23	80,003	27.67
	357,356	4.43	$20.19	305,441	$19.11

The summary of the status of our unvested stock options as of December 31, 2016 and changes during the six months ended June 30, 2017 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2016	50,833	$12.67
Granted	32,750	11.93
Vested	(31,668)	13.56
Unvested at June 30, 2017	51,915	$11.66

As of June 30, 2017, there was $418,151 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of two years. Total compensation expense for stock options was $207,560 and $277,549 for the six months ended June 30, 2017 and 2016, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2016 performance, Mr. Taylor, was awarded 70,464 restricted shares/units on February 14, 2017, which vest over three years, in equal installments, beginning February 14, 2018. On March 23, 2017, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal installments, beginning March 23, 2018. We also awarded and issued 15,968 shares of restricted common stock to our Board of Directors as partial payment for 2017 directors' fees. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2018. Total compensation expense related to restricted awards was $2,209,455 and $908,879 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was a total of $2,848,876 of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next two years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $16,458 and $15,000 at June 30, 2017 and December 31, 2016, respectively, consisted of the following amounts:

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$19,098	$18,365
Finished Goods	1,006	2,558
Work in process	5,327	4,910
	$25,431	$25,833

During the six months ended June 30, 2017 and 2016, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Retirement of Long-Lived Assets

During the review of our rental compressor units, management looks for any units that are not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. From our review in 2016, we determined 63 units should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $545,000 loss on retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $242,000 for key components being kept. This retirement was recorded in the 2016 consolidated income statement under loss on retirement of rental equipment. No retirements have been made in 2017.

(5) Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $754,000 and $109,000 as of June 30, 2017 and 2016, respectively, with a gain related to the policy of approximately $17,000 and $4,000 reported in other income in the condensed consolidated income statement for the six months ending June 30, 2017 and 2016, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $713,000 and $109,000 as of June 30, 2017 and 2016, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of June 30, 2017, 97,011 unvested restricted stock units have been deferred.

(6) Credit Facility

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2017 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the half month period ended June 30, 2017, our weighted average interest rate was 2.49%.

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

Maturity. The maturity date of the Amended Credit Agreement is December 31, 2017, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default. Due to our debt maturing in less than twelve months, the debt was classified as current on the condensed consolidated balance sheet.

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

As of June 30, 2017, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2017 and December 31, 2016 our outstanding balance on the line of credit was $417,000.

7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data).

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$375	$1,259	$627	$3,800
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,831	12,709	12,818	12,678

Denominator for diluted net income per share:
Weighted average common shares outstanding	12,831	12,709	12,818	12,678
Dilutive effect of stock options and restricted stock	299	227	275	209
Diluted weighted average shares	13,130	12,936	13,093	12,887
Earnings per common share:
Basic	$0.03	$0.10	$0.05	$0.30
Diluted	$0.03	$0.10	$0.05	$0.29

In the three and six months ended June 30, 2017, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the three and six months ended June 30, 2016, options to purchase 107,500 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

(8) Segment Information

ASC 280-10-50, “Operating Segments", defines the characteristics of an operating segment as: a) being engaged in business activity from which it may earn revenue and incur expenses, b) being reviewed by the Company's chief operating decision maker (CODM) for decisions about resources to be allocated and assess its performance and c) having discrete financial information.  Although we look at our products to analyze the nature of our revenue, other financial information, such as certain costs and expenses, net income and EBITDA are not captured or analyzed by these categories.  Our CODM does not make resource allocation decisions or access the performance of the business based on these categories, but rather in the aggregate. Based on this, management believes that it operates in one business segment.

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

For the three months ended June 30, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,420	$4,407	$391	$—	$16,218
Operating costs and corporate expenses	4,255	3,745	104	7,700	15,804
Total other expense, net	—	—		1	1
Income before provision for income taxes	$7,165	$662	$287	$(7,699)	$415

For the three months ended June 30, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$14,655	$2,300	$239	$—	$17,194
Operating costs and corporate expenses	5,411	2,236	85	7,589	15,321
Total other expense, net	—	—		(9)	(9)
Income before provision for income taxes	$9,244	$64	$154	$(7,598)	$1,864

For the six months ended June 30, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$23,342	$11,044	$734	$—	$35,120
Operating costs and expenses	8,923	9,168	198	16,074	34,363
Total other income, net	—	—	—	2	2
Income before provision for income taxes	$14,419	$1,876	$536	$(16,072)	$759

For the six months ended June 30, 2016 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$31,063	$7,210	$497	$—	$38,770
Operating costs and expenses	11,105	6,168	196	15,661	33,130
Total other income, net	—	—	—	8	8
Income before provision for income taxes	$19,958	$1,042	$301	$(15,653)	$5,648

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

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2017, we had 1,248 natural gas compressors totaling 179,366 horsepower rented to 76 customers compared to 1,463 natural gas compressors totaling 209,596 horsepower rented to 82 customers at June 30, 2016.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 have continued in the first half of 2017, with some price movement but no significant sustaining price increases. Through much of this period, producers maintained their focus on non-conventional oil and gas opportunities. The continued inconsistent price environment has caused reduced project spending on both conventional and non-conventional plays. While the timing of a return to aggressive investment in the projects is uncertain, we believe the long-term trend in our market is favorable.  We believe this outlook is supported by our ability to withstand cyclical disruptions and position the Company for the long term.

Results of Operations

Three months ended June 30, 2017, compared to the three months ended June 30, 2016.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2017 and 2016.

	Revenue Three months ended June 30,
	(in thousands)
	2017		2016
Rental	$11,420	71%	$14,655	85%
Sales	4,407	27%	2,300	14%
Service and Maintenance	391	2%	239	1%
Total	$16,218		$17,194

Total revenue decreased to $16.2 million from $17.2 million, or 6%, for the three months ended June 30, 2017, compared to the same period ended June 30, 2016. The decrease is mainly a result of the $3.2 million drop in rental revenue due to the number of units being rented, partially offset by increased sales.

Rental revenue decreased to $11.4 million from $14.7 million for the three months ended June 30, 2017, compared to the same period ended June 30, 2016. We ended the quarter with 2,531 compressor packages in our fleet, down from 2,626 units at June 30, 2016.  The rental fleet had a utilization of 49.3% as of June 30, 2017 compared to 55.7% utilization as of June 30, 2016. The drop in utilization is mainly the result of compressor rental units being returned due to the continuing depressed oil and natural gas prices. We have experienced some relief in the number of returns over the past few months, resulting in the smallest decline in our utilization since the start of 2015. In the event that oil and natural gas prices increase, we expect to see an increase in the utilization of our fleet.

Sales revenue increased to $4.4 million from $2.3 million for the three months ended June 30, 2017 compared to the same period ended June 30, 2016. This increase is the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations. We also had an increase in our flares product line during this comparative period, due to customer demand.

Our overall operating income decreased $1.5 million to $414,000 from $1.9 million for the three months ended June 30, 2017 compared to the same period ended June 30, 2016, largely due to the decrease in rental revenue, net of the increase in slaes revenue. Operating margin percentage decreased to 3% from 11% for the three months ended June 30, 2017 and June 30, 2016, respectively. The operating margin decreased due the reduction in rental revenue.

Selling, general, and administrative expense increased to $2.4 million from $2.2 million for the three months ended June 30, 2017, and June 30, 2016, primarily due to an increase in stock compensation expense.

Depreciation and amortization expense decreased to $5.3 million for the three months ended June 30, 2017, compared to $5.4 million for the period ended June 30, 2016.  This decrease is the result of fewer units being added to the fleet and older units becoming fully depreciated. We added only 11 units over the past 12 months to our fleet.

Provision for income tax was $40,000 and $605,000 for the three months ended June 30, 2017 and June 30, 2016, respectively. The decrease in the provision is due to a decrease in taxable income and a change in effective tax rate between the two periods.

Six months ended June 30, 2017, compared to the six months ended June 30, 2016.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	(in thousands)
	2017		2016
Rental	$23,342	67%	$31,063	80%
Sales	11,044	31%	7,210	19%
Service and Maintenance	734	2%	497	1%
Total	$35,120		$38,770

Total revenue decreased to $35.1 million from $38.8 million, or 9.4%, for the six months ended June 30, 2017, compared to the same period ended June 30, 2016. Comparing the six months ended June 30, 2017 to the same period in 2016, rental revenue decreased 25% and sales revenue increased 53%.

Rental revenue decreased to $23.3 million from $31.1 million for the six months ended June 30, 2017, compared to the same period ended June 30, 2016.  This decrease is the result of the number of units returned due to low oil and natural gas prices. We ended the quarter with 2,531 compressor packages in our rental fleet down from 2,626 units at June 30, 2016.  The rental fleet had a utilization of 49.3%, as of June 30, 2017 compared to 55.7% utilization as of June 30, 2016. We have experienced some relief in the number of returns over the past few months, resulting in the smallest decline in our utilization since the start of 2015. In the event that oil and natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue increased to $11.0 million from $7.2 million for the six months ended June 30, 2017, compared to the same period ended June 30, 2016.  This increase is the result of the fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations. There was also an increase in demand for flares during this comparative period, due to customer demand.

Our overall operating income decreased $4.8 million to $757,000 from $5.6 million for the six months ended June 30, 2017 compared to the same period ended 2016, largely due to a decrease in rental revenue, offset by the increase in sales revenue and by an increase in stock compensation expense. Operating margin percentage decreased to 2% from 15%, respectively, for the six months ended June 30, 2017 compared to the same period ended June 30, 2016. Our overall operating income and operating margin decreased due the reduction in rental revenue and an increase in stock compensation expense.

Selling, general, and administrative expense increased to $5.4 million from $4.7 million, for the six months ended June 30, 2017, as compared to the same period ended June 30, 2016, due to an increase in stock compensation expense.

Depreciation and amortization expense decreased to $10.6 million for the six months ended June 30, 2017, compared to $10.9 million for the period ended June 30, 2016.  This decrease is the result of fewer units being added to the fleet and older units becoming fully depreciated. We added only 11 units over the past 12 months to our fleet.

Provision for income tax decreased to $132,000 from $1.8 million and is the result of the decrease in taxable income and a change in effective tax rate between the two periods.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2017 and December 31, 2016 are set forth below:

	June 30,	December 31,
	2017	2016
	(in thousands)
Current Assets:
Cash and cash equivalents	$73,038	$64,094
Trade accounts receivable, net	6,171	7,378
Inventory, net	25,431	25,833
Prepaid income taxes	1,944	1,482
Prepaid expenses and other	1,921	972
Total current assets	108,505	99,759
Current Liabilities:
Line of credit	417	417
Accounts payable	1,309	971
Accrued liabilities	2,846	2,887
Deferred income	376	2,225
Total current liabilities	4,948	6,500
Total working capital	$103,557	$93,259

For the six months ended June 30, 2017, we invested $654,000 in equipment for our rental fleet and service vehicles. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2017, we had cash and cash equivalents of $73.0 million compared to $64.1 million at December 31, 2016.  Our cash flow from operations of $10.2 million was offset by capital expenditures of $654,000, during the six months ended June 30, 2017.  We had working capital of $103.6 million at June 30, 2017 compared to $93.3 million at December 31, 2016. On June 30, 2017 and December 31, 2016, we had outstanding debt of $417,000, which is all related to our line of credit and is classified as current. We had positive net cash flow from operating activities of $10.2 million during the first six months of 2017 compared to $19.8 million for the first six months of 2016.  The cash flow from operations of $10.2 million was primarily the result of the net income of $627,000 and the non-cash items of depreciation of $10.6 million, $2.4 million related to the expenses associated with stock-based compensation, a decrease in deferred income taxes of $2.6 million and a decrease in working capital of $860,000.

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

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million).

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2017, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the half month period ended June 30, 2017, our weighted average interest rate was 2.49%.

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

Maturity. The maturity date of the Amended Credit Agreement is December 31, 2017, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement may be terminated early upon our request or the occurrence of an event of default. Due to our debt maturing in less than twelve months, the debt was classified as current on the condensed consolidated balance sheet.

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

As of June 30, 2017, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2017, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of June 30, 2017:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2017 (1)	2018	2019	2020	Thereafter	Total
Line of credit (secured)	$417	$—	$—	$—	$—	$417
Interest on line of credit(2)	8	—	—	—	—	8
Purchase obligations(3)	181	300	300	300	639	1,720
Other long-term liabilities	—	—	—	—	108	108
Facilities and office leases	209	284	59	—	—	552
Total	$815	$584	$359	$300	$747	$2,805

(1)For the six months remaining in 2017.
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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a five-step analysis on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard’s effective date for all entities, which changed the effectiveness to interim and annual reporting periods beginning after December 15, 2017. As a result, we expect to adopt this guidance on January 1, 2018. The guidance offers two transition methods: a full retrospective approach to be applied to each prior reporting period presented or a modified retrospective approach where the cumulative effect of initially applying the standard is recognized at the date of initial application. We have not yet selected the transition method. We are currently determining the impacts of the new standard on our consolidated financial statements. Our approach includes performing a detailed review of key contracts that are representative of our various revenue streams and comparing our historical accounting policies and practices to the new standard. Our sales and service and maintenance contracts are more short-term in nature or can usually be completed within the same quarter they are started; but, at this stage in our assessment we are still evaluating the extent to which we will have changes, upon adoption. For the impact related to our rental revenues, we are still in the early stages of our review and have not concluded as to what impact, if any, there may be to our rental revenues. We expect to complete our review by mid-November 2017.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2017, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

August 4, 2017

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