Form 10-K
period 2017-12-31
NATURAL GAS SERVICES GROUP INC
filed 2018-03-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☑                   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐                  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2017 was approximately $321,493,471 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 2, 2018, there were 12,982,262 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 21, 2018.

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

The Company

We are a leading provider of small to medium horsepower compression equipment to the natural gas industry, with an emerging position in the large horsepower market. We focus primarily on the non-conventional natural gas and oil production business in the United States (such as coal bed methane, gas shale, tight gas and oil shales), which, according to data from the Energy Information Administration ("EIA"), is the single largest and fastest growing segment of U.S. hydrocarbon production.  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells and provide maintenance services for those compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and gas plant and production facilities.

The vast majority of our rental operations are in non-conventional natural gas and oil regions, which typically have lower initial reservoir pressures, lower production pressures and/or faster well decline rates.  These areas usually require compression to be installed sooner and with greater frequency.

Natural gas compressors are used in a number of applications for the production and enhancement of gas wells and in gas transportation lines and processing plants.  Compression equipment is often required to boost a well’s production to economically viable levels and to enable gas to continue to flow in the pipeline to its destination.

Our revenue decreased to $67.7 million from $71.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Net income for the year ended December 31, 2017 increased to $19.9 million ($1.51 per diluted share), includes a net income tax benefit of approximately $18.4 million due to a reduction in corporate income tax rates (see Note 7 to our Consolidated Financial Statements for further information), as compared to $6.5 million ($0.50 per diluted share) for the year ended December 31, 2016.

At December 31, 2017, current assets were $108.2 million, which included $69.2 million of cash and cash equivalents.  Current liabilities were $7.5 million, and the amount outstanding on our line of credit at December 31, 2017 was $417,000. Our stockholders' equity as of December 31, 2017 was $257.3 million.

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

The steep decline in oil prices towards the end of 2014 resulted in capital budget cuts for many energy companies in 2015 and 2016. These budget reductions translated to fewer well completions and a softening of near-term demand for compression. In the latter half of 2017, we began to see an increase in oil prices and activity, and we anticipate a continuation of these increased prices and activity in E&P companies in 2018. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of oil in the United States increased 1.0% while natural gas decreased 1.1% for the twelve months ended November 2017 compared to the same period 2016. This follows a 0.3% and 1.6% increase in oil consumption and a 0.6% and 3.2% increase in natural gas consumption in the periods from 2015 to 2016 and 2014 to 2015, respectively. EIA expects total oil and natural gas consumption in the U.S. to increase in the U.S in 2018. While we anticipate long-term increased demand for oil and natural gas, we expect our business to continue to experience pressure on revenues in 2018 due to the delayed impact of an upturn on the compression business.

Long-Term Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue. Oil and natural gas are linked commodities with many drilling projects producing both products. The sustained oil price collapse that began towards the end of 2014 has made some of those drilling projects uneconomic.  Uncertainty continues to exist as to the direction of future natural gas and near-term crude oil price and oil trends in the United States and worldwide.  Over the last several years gas prices have not shown the resiliency that crude oil prices have typically shown. Now crude prices are beginning to show strength.  We believe that natural gas is a more environmentally friendly source of energy which is likely to result in increases in demand over time.  Being primarily a provider of services and equipment to natural gas producers, we are impacted by changes in natural gas, crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal. Prices for oil and natural gas will also be determined by the energy strategies of the world's top producing companies.

We believe part of the growth of the rental compression capacity in the U.S. market has been driven by the trend toward outsourcing by energy producers and processors.  Renting does not require the purchaser to make large capital expenditures for new equipment or to obtain financing through a lending institution.  This allows the customer’s capital to be used for additional exploration and production of natural gas and oil. Balance sheet pressure associated with low energy prices could make renting an even more likely option, as overall producing activity begins to increase.

Notwithstanding the downturn in natural gas prices, we believe that there will continue to be a growing demand for natural gas, in the long-term.  We expect long-term demand for our products and services will increase as prices recover as a result of:

•	the increasing demand for energy, both domestically and abroad;

•	continued non-conventional gas exploration and production;

•	environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;

•	the cost savings of using natural gas rather than electricity for heat generation;

•	implementation of international environmental and conservation laws;

•	the aging of producing natural gas reserves worldwide;

•	the extensive supply of undeveloped non-conventional natural gas reserves;

•	the increased drilling for shale oil and its associated gas production; and

•	the use of our equipment for gas lift on oil wells.

•	the increase in worldwide mobility of natural gas via LNG

Our Operating Units

We identify our operating units based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional natural gas and oil production.  We provide rental of small to medium horsepower compression equipment, with an emerging position in the large horsepower market, to customers under contracts typically having minimum initial terms of six to twenty four months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  At December 31, 2017, 32% of our rented compressors were under a lease term while the remainder were leased on a month-to-month basis. By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. We maintain and service compressor equipment rented to our customers.

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

As of December 31, 2017, we had 2,546 natural gas compressors in our rental fleet totaling 369,961 horsepower, as compared to 2,530 natural gas compressors totaling 362,408 horsepower at December 31, 2016.  As of December 31, 2017, we had 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers, compared to 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers at December 31, 2016. As of December 31, 2017, the utilization rate of our rental fleet was 49.5% compared to 51.3% as of December 31, 2016.

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

Business Strategy

During the downturn in the economy beginning in late 2014, our strategy has been to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. As the industry recovery has been slow, we will continue with this strategy. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•
Expand rental fleet.  We intend to prudently increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience.  We believe our growth will continue to be primarily driven through our placement of small to medium horsepower wellhead natural gas compressors for non-conventional natural gas and oil production, with an emerging position in the large horsepower market.

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

Major Customers

Sales and rental income to Occidental Permian, LTD. ("Oxy") and Devon Energy Production, Inc. ("Devon") for the year ended December 31, 2017 amounted to 20% and 15% of our revenue, respectively. Sales and rental income to Devon and Oxy for the year ended December 31, 2016 amounted to 21% and 19% of our revenue, respectively. Sales and rental income to Devon and Oxy for the year ended December 31, 2015 amounted to 21% and 10% of our revenue. No other single customer accounted for more than 10% of our revenues in 2017, 2016 or 2015.

Oxy amounted to 14% of our accounts receivables as of December 31, 2017. Oxy, APR Energy, LLC and BP America Inc. amounted to 15%, 15% and 14% of our accounts receivable as of December 31, 2016. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2017 and 2016. The loss of any of the above customers could have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2017, we had a sales backlog of approximately $7.8 million compared to $6.0 million as of December 31, 2016.  We are scheduled to fulfill the backlog primarily in the first half of 2018.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2017, we had 235 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. However, in a March 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements.

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

Available Information

We use our website as a channel of distribution for Company information.  We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.  We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors.   Paper copies of our filings are also available, without charge upon written request, at Natural Gas Services Group, Inc., 508 West Wall Street, Suite 550, Midland, Texas 79701. The information contained on our website is not part of this Report.

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

Decreased oil and natural gas prices and oil and gas industry expenditure levels adversely affect our revenue.

Our revenue is derived primarily from expenditures in the oil and natural gas industry, which, in turn, are based on budgets to explore for, develop and produce oil and natural gas.  When these expenditures decline, as they have during the past several years, our revenue will suffer.  The industry’s willingness to explore for, develop and produce oil and natural gas depends largely upon the prevailing view of future oil and natural gas prices.  Prices for oil and natural gas historically have been, and are likely to continue to be, highly volatile.  Many factors affect the supply and demand for oil and natural gas and, therefore, influence oil and natural gas prices, including:

•	the level of oil and natural gas production;

•	the level of oil and natural gas inventories;

•	domestic and worldwide demand for oil and natural gas;

•	the expected cost of developing new reserves;

•	the cost of producing oil and natural gas;

•	the level of drilling and completions activity;

•	inclement weather;

•	domestic and worldwide economic activity;

•	regulatory and other federal and state requirements in the United States;

•	the ability of the Organization of Petroleum Exporting Countries, national oil companies and other large producers to set and maintain production levels and prices for oil;

•	political conditions in or affecting oil and natural gas producing countries;

•	terrorist activities in the United States and elsewhere;

•	the cost of developing alternate energy sources;

•	environmental regulation; and

•	tax policies.

Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services.  Our rental contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices.  Any prolonged reduction in drilling and production activities historically has materially eroded both pricing and utilization rates for our equipment and services and adversely affects our financial results.  As a result, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

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

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing.  Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time. We have been required to enter into lower rate rental contracts in response to market conditions and our rentals and sales revenue have decreased as a result of such conditions. Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business.  As a result of the cyclicality of our industry, we anticipate results of operations will be volatile in the future.

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors.

From time to time, for example, legislation has been proposed in Congress to amend the federal Safe Drinking Water Act (“SDWA”) to require federal permitting of hydraulic fracturing and the disclosure of chemicals used in the hydraulic fracturing process. Further, the EPA completed a study finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. Further, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

More recently, federal and state governments have begun investigating whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. The results of these studies could lead federal and state governments and agencies to develop and implement additional regulations.

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

Risks Associated With Our Company

As of December 31, 2017, a majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area.  In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment.  We cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates.  The inability to timely renew or re-rent a substantial portion of our compressor rental fleet has and will have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for an aggregate of approximately 35% of our revenue for the year ended December 31, 2017, and two customers that accounted for an aggregate of approximately 40% of our revenue for the year ended December 31, 2016.  At December 31, 2017, one customer accounted for an aggregate of 14% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values and liquidity substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in flat or moderate growth in our customers’ spending for our products and services in 2018. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

During 2018, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through cash flows from operations and borrowings under bank credit facilities. Although we believe that cash on hand, cash flows from our operations and/or bank borrowing from our line of credit will provide us with sufficient cash to fund our planned capital expenditures for 2018, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any significant unanticipated capital expenditures, such as material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $417,000 as of December 31, 2017.  All outstanding principal and unpaid interest is due on December 31, 2020.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

Our debt levels may negatively impact our current and future financial stability.

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2017, we had an aggregate of approximately $417,000 of outstanding indebtedness, and accounts payable and accrued expenses of approximately $7.3 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:

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

As of December 31, 2017, we had $417,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2018. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:

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

Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results.

Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. New accounting pronouncements and taxation rules can have a material impact on effective tax rates, results of operations, and our financial condition. On December 22, 2017, President Trump signed into law the statute commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. This change could materially affect our financial position.

Our income taxes may change.

We are subject to income tax on a jurisdictional or legal entity basis and significant judgment is required in certain instances to allocate our taxable income to a jurisdiction and to determine the related income tax expense and benefits. Losses in one jurisdiction generally may not be used to offset profits in other jurisdictions. As a result, changes in the mix of our earnings (or losses) between jurisdictions, among other factors, could alter our overall effective income tax rate, possibly resulting in significant tax rate increases.

We are regularly audited by various tax authorities. Income tax audit assessments or changes in tax laws, regulations, or other interpretations may result in increased tax provisions which could materially affect our operating results in the period or periods in which such determinations are made or changes occur.

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

The Company has witnessed the effects of the foregoing risks. Since the beginning of the steep decline in oil and gas prices in late 2014, the Company's revenues have declined approximately 30% from 2014 and its compressor utilization rate has declined from 76.0% at December 31, 2014 to 49.5% at December 31, 2017.

We are exposed to risks related to Computer systems failures or cyber security threats

In the conduct of our business we are dependent upon our computing systems and those of third parties to collect, store, transmit and process data used in our operational activities and to record, process and track financial transactions. If interruptions were to occur we would be unable to access these systems for a period of time and there is a risk of data loss. Data backup and storage measures are in place that would allow recovery in a time frame that we believe would not materially impact our ability to conduct business.

We are also subject to cyber security attacks and have taken steps to minimize the probability of an attack penetrating our systems. These include network security, virus protection, filtering software and intrusion protection measures. While an attack could potentially disrupt our activity, we do not house sensitive data that would affect the privacy of our customers, employees or business partners.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. An aggregate of 15.25% of the outstanding shares of our common stock are owned by two institutional investors, each of which owns more than 5.0% of our outstanding shares as of March 5, 2018.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.0% of the outstanding shares of our common stock as of March 5, 2018, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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

We have not paid cash dividends in the past and do not intend to pay dividends on our common stock in the foreseeable future.  Net income from our operations, if any, will be used for the development of our business, including capital expenditures, and to retire debt.  In addition, our credit agreement contains restrictions on our ability to pay cash dividends on our common stock under certain circumstances.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2017:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	70,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Leased	13,135	Corporate offices
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Godley, Texas	Leased	5,000	Parts and services
Vernal, Utah	Leased	3,200	Parts and services
Carrollton, Ohio	Leased	2,600	Parts and services
Loveland, Colorado	Leased	2,400	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services
Grapevine, Texas	Leased	800	Sales
Midland, Texas	Owned	—	Corporate Office*
Total		222,035

*In 2017, the Company purchased 3.059 acres in Midland, Texas for the location of its new corporate office. Construction for the new 45,000 sq ft building is under way, and expected to cost approximately $12.0 million and complete in the first quarter of 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2017 and 2016.

2017	Low	High
First Quarter	$24.50	$32.05
Second Quarter	22.85	28.80
Third Quarter	22.80	29.25
Fourth Quarter	24.35	29.05
2016	Low	High
First Quarter	$16.16	$22.41
Second Quarter	20.27	24.61
Third Quarter	22.18	26.00
Fourth Quarter	21.00	33.90

As of December 31, 2017  as reflected by our transfer agent records, we had 18 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 6, 2018, the last reported sale price of our common stock as reported by the New York Stock Exchange was $26.45 per share.

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

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying a cash dividend on our common stock.  Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.  Our credit agreement also contains restrictions on our paying dividends under certain circumstances.

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options		(b) Weighted-average Issuance or Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	327,270	(1)	$20.21	313,169
Restricted Stock / Unit Plan	184,389		$25.32	162,770
Total	511,659			475,939

(1)	Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the year ended December 31, 2017.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2017.

ITEM 6.     SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2017.  In the table we also present non-GAAP financial measures, Adjusted EBITDA and Adjusted Gross Margin, which we use in our business. These measures are not calculated or presented in accordance with GAAP. We explain these measures below and reconcile them to the most directly comparable financial measure calculated and presented in accordance with GAAP in "Non-GAAP Financial Measures." This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.

The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$67,693	$71,654	$95,919	$96,974	$89,248
Costs of revenues, exclusive of depreciation and amortization shown separately below	34,743	31,872	42,655	43,147	40,943
Loss on retirement of rental equipment	—	545	4,370	—	—
Depreciation and amortization	21,302	21,796	22,758	21,507	18,144
Selling, general and administrative expenses	10,081	9,011	10,989	10,334	8,141
Operating income	1,567	8,430	15,147	21,986	22,020
Total other income, net	36	35	117	172	492
Income before income taxes	1,603	8,465	15,264	22,158	22,512
Income tax (benefit) expense	(18,248)	1,996	5,117	8,030	8,122
Net income	$19,851	$6,469	$10,147	$14,128	$14,390
Net income per common share:
Basic	$1.55	$0.51	$0.81	$1.14	$1.17
Diluted	$1.51	$0.50	$0.79	$1.11	$1.15
Weighted average shares of common stock outstanding:
Basic	12,831	12,702	12,567	12,434	12,324
Diluted	13,110	12,935	12,793	12,721	12,550
Adjusted EBITDA(1)	$22,919	$30,814	$42,407	$43,675	$40,712
Adjusted gross margin (2)	$32,950	$39,782	$53,264	$53,827	$48,305
Cash flows from:
Operating Activities	$17,452	$31,785	$41,566	$33,742	$40,039
Investing Activities	(12,791)	(3,414)	(12,270)	(52,280)	(44,119)
Financing Activities	453	191	55	276	437
Net change in cash and cash equivalents	$5,114	$28,562	$29,351	$(18,262)	$(3,643)

	As of December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$108,226	$95,359	$68,074	$49,631	$54,062
Total assets	298,310	293,524	285,553	282,712	256,589
Long-term debt (including current portion)	417	417	417	417	577
Stockholders’ equity	257,319	232,954	223,981	210,587	192,737

(1) Adjusted EBITDA is defined, reconciled to net income and discussed immediately  below under “Non-GAAP Financial Measures”.

(2) Adjusted Gross Margin is defined, reconciled to operating income and discussed immediately below under "Non-GAAP Financial Measures".

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

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net Income	$19,851	$6,469	$10,147	$14,128	$14,390
Interest expense	14	8	15	10	56
Income taxes (benefit) expense	(18,248)	1,996	5,117	8,030	8,122
Loss on retirement of rental equipment	—	545	4,370	—	—
Depreciation and amortization	21,302	21,796	22,758	21,507	18,144
Adjusted EBITDA	$22,919	$30,814	$42,407	$43,675	$40,712

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

Reconciliation

The following table reconciles our operating income, the most directly comparable GAAP financial measure, to Adjusted Gross Margin:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Operating Income	$1,567	$8,430	$15,147	$21,986	$22,020
Depreciation and amortization	21,302	21,796	22,758	21,507	18,144
Selling, general, and administration expenses	10,081	9,011	10,989	10,334	8,141
Loss on retirement of rental equipment	—	545	4,370	—	—
Adjusted Gross Margin	$32,950	$39,782	$53,264	$53,827	$48,305

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2017, 2016 and 2015.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 24 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts include maintenance charges and are paid monthly in advance.  As of December 31, 2017, we had 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers, compared to 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers at December 31, 2016.  Of the 1,259 compressors rented at December 31, 2017, 853 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Rental	$46,046	$56,717	$76,432
Sales	20,208	13,621	18,519
Service and maintenance	1,439	1,316	968
Total	$67,693	$71,654	$95,919

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

Demand for our products and services was relatively strong through most of 2014 due to increasing oil prices, in spite of continued low natural gas prices. Towards the end of 2014 crude oil prices collapsed and remained low through mid-2017, placing uncertainty on the growth in demand for our products and services.

For fiscal year 2018, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash on hand and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2018.  If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, which exceed our current resources. To the extent needed, any such additional capital may not be available to us when we need it or on acceptable terms.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment.The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Title of the equipment and risk of loss passes to the customer when the equipment is complete and ready for shipment, per the customer’s agreement. At the transfer of title, all risks of ownership has passed to the customer on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured equipment. Revenues recognized at the completion of manufacturing in 2017 and 2016 were approximately $4.6 million and $5.6 million, respectively.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2017, one customer accounted for 14% of our accounts receivable, and at December 31, 2016, three customers accounted for approximately 15% , 15% and 14% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. At December 31, 2017 and 2016, our allowance for doubtful accounts balance was $569,000 and $597,000, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). See Note 7, “Income Taxes,” to our Consolidated Financial Statements included here for further information on the financial statement impact of the 2017 Tax Act.

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

We completed a review for impairment on our goodwill and indefinite-lived intangibles assets during the fourth quarter of 2017. Our analysis considered multiple qualitative factors to determine whether events and circumstances indicate that we more than likely than not experienced impairment to the stated value of goodwill. Our assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the analysis we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill or indefinite-lived intangibles was recorded during the year ended December 31, 2017. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2017, an adjustment to the allowance of $273,000 or 1% of inventory was made to remove obsolete inventory and bring inventory to current estimated net realizable value. This adjustment was the result of our obsolescence and lower cost and net realizable value which is conducted each year. We ended 2017 with an inventory allowance balance of $15,000.

Our Performance Trends and Outlook

In anticipation of a slow recovery of natural gas and oil prices our customers are expected to be cautious in capital investments. We expect the overall activity levels will increase as we move through 2018. The expected slow increase in capital commitments and the inherent delay in demand for our products may result in modestly higher activity levels for 2018. In addition, we may continue to experience price pressure from our competitors until a more stable demand for products and services is established. We believe our fabrication business will likely reflect this level of activity in our production level through 2018. We believe growth in our rental operations business will also be moderated by this slow recovery.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2017 and December 31, 2016.

	Revenue
	Year Ended December 31,
	2017		2016
	(dollars in thousands)
Rental	$46,046	68.0%	$56,717	79.2%
Sales	20,208	29.9%	13,621	19.0%
Service & Maintenance	1,439	2.1%	1,316	1.8%
Total	$67,693		$71,654

Total revenue decreased to $67.7 million from $71.7 million, or 5.5%, for the year ended December 31, 2017, compared to 2016. This was the result of a 18.8% decrease in rental revenue offset by a 48.4% increase in sales revenue and a 9.3% increase in service and maintenance revenue.

Rental revenue decreased to $46.0 million from $56.7 million, or 18.8%, for the year ended December 31, 2017, compared to 2016.  This decrease is due to reduced demand from the lower average oil and natural prices for the year ended December31, 2017, resulting in units being returned. As of December 31, 2017, we had 2,546 natural gas compressors in our rental fleet totaling 369,961 horsepower, as compared to 2,530 natural gas compressors totaling 362,408 horsepower as of December 31, 2016.  As of December 31, 2017, we had 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers, compared to 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers as of December 31, 2016. The rental fleet had a utilization of 49.5% as of December 31, 2017 as compared to 51.3% at December 31, 2016.

Sales revenue increased to $20.2 million from $13.6 million, or 48.4%, for the year ended December 31, 2017, compared to 2016. Our sales activity continues to reflect a demand from our customers' investments in non-conventional shale plays which require compression for producing natural gas. Due to lagging crude oil prices, along with economic uncertainty and continued tight credit markets, the energy industry continued to encounter reduced capital spending. While our strategy is to maintain our rental revenues so that they are a larger component of total revenue, we will continue to build and sell custom fabricated equipment. In support of this, we intend to cultivate new sales oriented customers and are actively pursuing small, medium and large reciprocating compressor fabrication projects, as well as, building rotary screw-type equipment of any size. Sales include: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Operating income decreased to $1.6 million from $8.4 million, for the year ended December 31, 2017, compared to 2016. This decrease is attributed to a 18.8% drop in our rental revenue, due to the low oil and natural gas prices, resulting in the return of our units, as mentioned earlier.

During the fourth quarter of 2017, management performed a review of our rental compressor units and determined there were no units in our rental fleet which needed to be retired.  In management’s annual review performed in 2016, we determined that 63 units should be retired, with certain key components being re-utilized, representing total horsepower of 7,749. Based on this review, at December 31, 2016 we recorded a $545,000 non-cash loss on the retirement of rental equipment to reduce the book value to approximately $242,000, the estimated fair value of the key components being kept.

Selling, general, and administrative expenses increased to $10.1 million for the year ended December 31, 2017, as compared to $9.0 million for 2016.  This 11.9% increase is primarily a result in an increase in stock compensation of $1.7 million offset by a decrease in the executive incentive cash bonus of $570,000.

Depreciation and amortization expense decreased to $21.3 million from $21.8 million, or 2.3%, for the year ended December 31, 2017, compared to 2016.  The decrease is the result of fewer units being added to the fleet and older units becoming fully depreciated. We added only 20 units to our fleet over the past twelve months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act’), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in our financial results in accordance with SAB 118. SAB 118 provides SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 (“ASC 740”) Income Taxes, and the required disclosures due to the enactment of the 2017 Tax Act. The income tax effects of the 2017 Tax Act include a $18.4 million income tax benefit related to the re-measurement of our deferred tax assets and liabilities at the reduced rate of 21 percent. Refer to Note 7, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further information on the financial statement impact of the 2017 Tax Act.

Provision for income tax decreased to a benefit of $18.2 million from $2.0 million in expense for the year ended December 31, 2017 compared to 2016. This is a result of the $18.4 million income tax benefit recorded in connection with the 2017 Tax Act, due to the re-measurement of our deferred tax assets and liabilities at the new federal statutory rate.

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

Rental revenue decreased to $56.7 million from $76.4 million, or 25.8%, for the year ended December 31, 2016, compared to 2015.  This decrease is due to reduced demand from the significant drop in oil and natural gas prices resulting in units being returned. As of December 31, 2016, we had 2,530 natural gas compressors in our rental fleet totaling 362,408 horsepower, as compared to 2,622 natural gas compressors totaling 372,482 horsepower as of December 31, 2015.  As of December 31, 2016, we had 1,298 natural gas compressors totaling 186,328 horsepower rented to 79 customers, compared to 1,818 natural gas compressors totaling 256,204 horsepower rented to 84 customers as of December 31, 2015. The rental fleet had a utilization of 51.3% as of December 31, 2016 as compared to 69.3% at year end 2015.

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

Adjusted Gross Margin Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2017 and December 31, 2016.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2017		2016
	(dollars in thousands)
Rental	$27,959	60.7%	$36,367	64.1%
Sales	3,922	19.4%	2,497	18.3%
Service & Maintenance	1,069	74.3%	918	69.8%
Total	$32,950	48.7%	$39,782	55.5%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Item 6. Selected Financial Data - Non-GAAP Financial Measures" in this Report.

The overall adjusted gross margin percentage dropped to 48.7% for the year ended December 31, 2017 compared to 55.5% for the year ended December 31, 2016, exclusive of depreciation and amortization. Our drop in gross margins is mainly due to the drop in rental revenue margins due to some pricing pressures from our customers. Rental margins decreased for the year ended December 31, 2017 compared to 2016 to 60.7% from 64.1%. Sales margin increased to 19.4% from 18.3% for the year ended 2017 compared to 2016. Third party service and maintenance margins increased to 74.3% from 69.8% for the year ended December 31, 2017 compared to 2016. Service and maintenance represents 2% of our revenue providing minimal impact on our overall adjusted gross margin.

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

The overall adjusted gross margin percentage remained steady at 55.5% for the twelve months ended December 31, 2016 and December 31, 2015, exclusive of depreciation and amortization. Our ability to maintain the percentage during the depressed market is a result of the relatively higher margin rentals comprising a larger share of total revenue. Rental margins increased for the year ended December 31, 2016 compared to 2015 to 64.1% from 62.4%. Sales margin decreased to 18.3% from 26.4% for the year ended 2016 compared to 2015. Third party service and maintenance margins increased to 69.8% from 71.9% for the year ended December 31, 2016 compared to 2015. Service and maintenance represents 2% of our revenue providing minimal impact on our overall adjusted gross margin.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2017 and 2016 are set forth below.

	2017	2016
	(in thousands)
Current Assets:
Cash and cash equivalents	$69,208	$64,094
Trade accounts receivable, net	8,534	7,378
Inventory, net	26,224	21,433
Prepaid income taxes	3,443	1,482
Prepaid expenses and other	817	972
Total current assets	108,226	95,359
Current Liabilities:
Line of credit	$—	$417
Accounts payable	4,162	971
Accrued liabilities	3,106	2,887
Deferred income	185	2,225
Total current liabilities	7,453	6,500
Net working capital	$100,773	$88,859

Historically, we have funded our operations through cash flows from operations and borrowings under bank credit facilities. In recent years, we have primarily funded our operations through cash flow from operations and, to a lesser extent, borrowings under our bank line of credit, which is described below. For the year ended December 31, 2017, we invested approximately $13.5 million in equipment for our rental fleet service vehicles and land for our new corporate office.  We financed this activity with cash on hand.

Cash flows

At December 31, 2017, we had cash and cash equivalents of $69.2 million and working capital of $100.8 million, and total debt of $417,000 under our credit agreement, which is due in 2020. Our cash and cash equivalents increased from 2016 due to the continued hold on our capital program for non-contracted new compressor builds due to the continuing depressed oil and natural gas prices. We had positive net cash flow from operating activities of approximately $17.5 million during 2017. This was primarily from net income of $19.9 million and non-cash items of depreciation and amortization of $21.3 million and $4.0 million related to stock-based compensation, offset by a decrease in deferred income taxes of $21.6 million and a decrease in cash flows related to working capital and other of $6.1 million.

At December 31, 2016, we had cash and cash equivalents of $64.1 million, working capital of $88.9 million and total debt of $417,000, under our line of credit which was due in 2017, and has subsequently been renewed. Our cash and cash equivalents increased from 2016 due to a the continued hold in our capital program which was the result of a decrease in compressor rentals due to the decrease in oil and natural gas prices. We had positive net cash flow from operating activities of approximately $31.8 million during 2016. This was primarily from net income of $6.5 million and non-cash items of depreciation and amortization of $21.8 million, $2.3 million related to stock-based compensation, a loss on retirement of rental fleet of $545,000, a decrease in deferred income taxes of $2.7 million and an increase in working capital of $4.4 million.

Inventory increased to $26.2 million as of the end of 2017, as compared to $21.4 million as of the end of 2016. This increase is mainly due to purchases related to future jobs and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2018	2019	2020	2021	Thereafter	Total
Line of credit	$—	$—	$417	$—	$—	$417
Interest on line of credit	17	17	17	—	—	51
Purchase obligations	300	300	300	300	266	1,466
Other long term liabilities	—	—	—	—	92	92
Facilities and office leases	484	122	9	1	—	616
Total	$801	$439	$743	$301	$358	$2,642

The Company also has a contractual obligation related to the construction of a new corporate office of $12 million. Construction on the new office began in late 2017 and is expected to be completed in early 2019.
Senior Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, which was set to expire on December 31, 2017. The Credit Agreement Amendment extends the maturity date to December 31, 2020. No other material revisions were made to the credit facility. As of December 31, 2017, we owed $417,000 on the line of credit under the Credit Agreement.

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

As of December 31, 2017, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations if we were to borrow a significant amount under facility.

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31, 2017:

Expenditure Category	2017	2016	2015
	(in thousands)
Rental equipment and property and equipment	$13,489	$3,321	$12,459

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available bank line of credit are adequate to fully fund our net capital expenditures requirements for 2018 and beyond.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our current line of credit.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2017, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2017, we had met $3.3 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2017 was $92,000.

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently determining the impacts of the new standard on our consolidated financial statements and the additional applicable disclosure requirements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a five-step analysis on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard’s effective date for all entities, which changed the effectiveness to interim and annual reporting periods beginning after December 15, 2017. As a result, we adopted the guidance on January 1, 2018. The guidance offered two transition methods: a full retrospective approach to be applied to each prior reporting period presented or a modified retrospective approach where the cumulative effect of initially applying the standard is recognized at the date of initial application. We have selected the modified retrospective transition method. We have determined the impact of the new standard on our consolidated financial statements. Our approach included performing a detailed review of key contracts that are representative of our various revenue streams and comparing our historical accounting policies and practices to the new standard. Based upon our analysis, we have determined there will be no material financial impact upon adoption, but we will have a change in our disclosures under the new standard and have implemented new internal controls to ensure compliance under this new standard.

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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2017 and 2016, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2017, we had one customers that accounted for a total of approximately 14% of our accounts receivable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the President and Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures as of December 31, 2017, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures.  Due to the inherent limitations of control systems, not all misstatements may be detected.  Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in their Internal Control-Integrated Framework (2013).  Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2017. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 9, 2018 on the effectiveness of internal control over financial reporting on page 36.
ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

Opinion on Internal Control over Financial Reporting

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Houston, Texas
March 9, 2018

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

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
10.1
Lease Agreement, dated January 9, 2018, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2017 and filed with the Securities and Exchange Commission on March 9, 2018)

10.2
2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated June 3, 2014 and filed with the Securities and Exchange Commission on June 6, 2014.)

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

10.5
Fifth Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated August 31, 2017 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2017.)

10.6
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

10.9
Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)

10.10
The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.11	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2012.)
*21.1	Subsidiaries of the registrant
*23.1	Consent of BDO USA, LLP
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

Date:	March 9, 2018	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2018
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 9, 2018
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 9, 2018
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 9, 2018
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 9, 2018
David L. Bradshaw
/s/ John W. Chisholm	Director	March 9, 2018
John W. Chisholm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2010.

Houston, Texas
March 9, 2018

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$69,208	$64,094
Trade accounts receivable, net of allowance for doubtful accounts of $569 and $597, respectively	8,534	7,378
Inventory	26,224	21,433
Prepaid income taxes	3,443	1,482
Prepaid expenses and other	817	972
Total current assets	108,226	95,359
Long-Term Inventory, net of allowance for obsolescence of $15 and $15, respectively	2,829	2,488
Rental equipment, net of accumulated depreciation of $145,851 and $126,096, respectively	167,099	175,972
Property and equipment, net of accumulated depreciation of $11,274 and $11,267, respectively	7,652	7,753
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,632 and $1,508, respectively	1,526	1,651
Other assets	939	262
Total assets	$298,310	$293,524
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$—	$417
Accounts payable	4,162	971
Accrued liabilities	3,106	2,887
Deferred income	185	2,225
Total current liabilities	7,453	6,500
Line of credit	417	—
Deferred income tax liability	32,163	53,745
Other long-term liabilities	958	325
Total liabilities	40,991	60,570
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,880 and 12,764 shares issued and outstanding, respectively	129	128
Additional paid-in capital	105,325	100,812
Retained earnings	151,865	132,014
Total stockholders' equity	257,319	232,954
Total liabilities and stockholders' equity	$298,310	$293,524

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Rental income	$46,046	$56,717	$76,432
Sales	20,208	13,621	18,519
Service and maintenance income	1,439	1,316	968
Total revenue	67,693	71,654	95,919
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	18,087	20,350	28,750
Cost of sales, exclusive of depreciation stated separately below	16,286	11,124	13,633
Cost of service and maintenance, exclusive of depreciation stated separately below	370	398	272
Loss on retirement of rental equipment	—	545	4,370
Selling, general, and administrative expenses	10,081	9,011	10,989
Depreciation and amortization	21,302	21,796	22,758
Total operating costs and expenses	66,126	63,224	80,772
Operating income	1,567	8,430	15,147
Other income (expense):
Interest expense	(14)	(8)	(15)
Other income	50	43	132
Total other income, net	36	35	117
Income before provision for income taxes	1,603	8,465	15,264
Provision for income taxes:
Current	3,334	4,709	6,963
Deferred	(21,582)	(2,713)	(1,846)
Total income tax expense (benefit)	(18,248)	1,996	5,117
Net income	$19,851	$6,469	$10,147
Earnings per share:
Basic	$1.55	$0.51	$0.81
Diluted	$1.51	$0.50	$0.79
Weighted average shares outstanding:
Basic	12,831	12,702	12,567
Diluted	13,110	12,935	12,793

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2014	—	$—	12,466	$124	$95,065	$115,398	$210,587
Exercise of common stock options	—	—	66	1	775	—	776
Compensation expense on common stock options	—	—	—	—	601	—	601
Issuance of restricted stock	—	—	71	—	—	—	—
Tax benefit of equity compensation			—	—	(379)	—	(379)
Compensation expense on restricted common stock	—	—	—	1	2,943	—	2,944
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(695)	—	(695)
Net income	—	—	—	—	—	10,147	10,147
BALANCES, December 31, 2015	—	$—	12,603	$126	$98,310	$125,545	$223,981
Exercise of common stock options	—	—	62	1	1,041	—	1,042
Compensation expense on common stock options	—	—	—	—	506	—	506
Issuance of restricted stock	—	—	99	—	—	—	—
Tax expense of equity compensation	—	—	—	—	72	—	72
Compensation expense on restricted common stock	—	—	—	1	1,792	—	1,793
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(909)	—	(909)
Net income	—	—	—	—	—	6,469	6,469
BALANCES, December 31, 2016	—	$—	12,764	$128	$100,812	$132,014	$232,954
Exercise of common stock options	—	—	56	—	1,120	—	1,120
Compensation expense on common stock options	—	—	—	—	363	—	363
Issuance of restricted stock	—	—	60	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	3,674	—	3,675
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(644)	—	(644)
Net income	—	—	—	—	—	19,851	19,851
BALANCES, December 31, 2017	—	$—	12,880	$129	$105,325	$151,865	$257,319

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,851	$6,469	$10,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,302	21,796	22,758
Deferred taxes	(21,582)	(2,713)	(1,846)
Gain on disposal of assets	(87)	(86)	(179)
Loss on retirement of rental equipment	—	545	4,370
Bad debt allowance	90	61	477
Inventory allowance	273	566	205
Stock based compensation	4,038	2,299	3,545
Gain on company owned life insurance	(67)	(14)	—
Changes in assets (increase) decrease in:
Trade accounts receivables	(1,246)	1,668	824
Inventory	(5,350)	1,131	5,337
Prepaid income taxes and prepaid expenses	(1,806)	(1,539)	5,774
Changes in liabilities increase (decrease) in:
Accounts payable and accrued liabilities	3,410	(439)	(7,220)
Current income tax liability	—	—	(1,230)
Deferred income	(2,040)	1,954	(1,364)
Other	666	159	(32)
Tax benefit from equity compensation	—	(72)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,452	31,785	41,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental, property and equipment	(13,489)	(3,321)	(12,459)
Purchase of company owned life insurance	(620)	(194)	—
Proceeds from insurance claim	1,231	—	—
Proceeds from sale of property and equipment	87	101	189
NET CASH USED IN INVESTING ACTIVITIES	(12,791)	(3,414)	(12,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities	(23)	(14)	(26)
Proceeds from exercise of stock options	1,120	1,042	776
Tax benefit from equity compensation	—	72	—
Taxes paid related to net share settlement of equity awards	(644)	(909)	(695)
NET CASH PROVIDED BY FINANCING ACTIVITIES	453	191	55
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,114	28,562	29,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,094	35,532	6,181
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,208	$64,094	$35,532
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14	$8	$15
Income taxes paid	$3,725	$5,825	$6,530
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$55	$724	$2,309
Transfer of inventory to property and equipment	$—	$—	$1,624

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Principles of Consolidation

These notes apply to the consolidated financial statements of Natural Gas Services Group, Inc.  (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation).  Natural Gas Services Group was formed on December 17, 1998 for the purposes of combining the operations of certain manufacturing, service and leasing entities. The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company’s deferred compensation plan, see Note 5. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

Nature of Operations

Natural Gas Services Group is a leading provider of small to medium horsepower compression equipment to the natural gas industry, with an emerging position in the large horsepower market.  We focus primarily on the non-conventional natural gas and oil production business in the United States (such as coal bed methane, gas shale, tight gas and oil shale).  We manufacture, fabricate and rent natural gas compressors that enhance the production of natural gas wells.  NGSG provides maintenance services for its natural gas compressors.  In addition, we sell custom fabricated natural gas compressors to meet customer specifications dictated by well pressures, production characteristics and particular applications.  We also manufacture and sell flare systems for oil and natural gas plant and production facilities.

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.   The allowance for doubtful accounts was $569,000 and $597,000 at December 31, 2017 and 2016, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment.The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Title of the equipment and risk of loss passes to the customer when the equipment is complete and ready for shipment, per the customer’s agreement. At the transfer of title, all risks of ownership has passed to the customer on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for this manufactured equipment. Revenues recognized at the completion of manufacturing in 2017 and 2016 were approximately $4.6 million and $5.6 million, respectively.

Major Customers and Concentration of Credit Risk

Sales and rental income to Occidental Permian, LTD. ("Oxy") and Devon Energy Production, Inc. ("Devon") in 2017 amounted to 20% and 15% of revenue, respectively. Sales and rental income to Devon and Oxy in 2016 amounted to 21% and 19% of revenue, respectively. Sales and rental income to Devon and Oxy in 2015 amounted to 21% and 10% of revenue. No other single customer accounted for more than 10% of our revenues in 2017, 2016 or 2015. Oxy amounted to 14% of our accounts receivable as of December 31, 2017. Oxy, APR Energy, LLC and BP America Inc. amounted to 15%, 15% and 14%, respectively, of our accounts receivable as of December 31, 2016. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2017 and 2016.

Inventory

Inventory (current and long-term) is valued at the lower of cost and net realizable value.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $15,000 and $15,000 at December 31, 2017 and 2016, respectively. There were 7 newly completed compressor units at December 31, 2017 and December 31, 2016 available for sale or for use in our rental fleet.  Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell within the next year. At December 31, 2017 and 2016, inventory consisted of the following (in thousands):

	2017	2016
Raw materials -current	$22,813	$15,877
Raw materials - long term	2,829	2,488
Finished Goods	1,022	2,558
Work in process	2,389	2,998
Total	$29,053	$23,921

Rental Equipment and Property and Equipment

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to the fleet. At December 31 2017 and 2016, we had $6.4 million and $1.9 million in rental equipment work-in-progress, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has an estimated useful life of 15 years, while our property and equipment has an estimate useful lives which range from three to thirty-nine years.  The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue and the following table depicts the depreciation associated with each product line at December 31, 2017 , 2016 and 2015 (in thousands):

	2017	2016	2015
Rentals	$20,861	$21,325	$22,308
Sales	265	291	281
Service & Maintenance	21	25	16
Total	$21,147	$21,641	$22,605

We assess the impairment of rental equipment and property and equipment whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable.  The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant adverse changes in the extent or manner in which asset is being used or its condition, significant negative industry trends or legislative changes prohibiting us from leasing our units or flares. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value. We recognized no impairments in years ended December 31, 2017, 2016 or 2015.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. Due to continued low oil and natural gas prices, we determined a triggering event occurred during each quarter and we performed a goodwill impairment test each quarter of 2017 and our annual goodwill impairment test was performed in the fourth quarter of 2017. We experienced no impairment of goodwill during the years ended December 31, 2017 or 2016.

Intangibles

At December 31, 2017, NGSG had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2017 and 2016 was $1.5 million and $1.7 million respectively.  Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately seven years as of December 31, 2017.  Amortization expense recognized in each of the years ending December 31, 2017, 2016, and 2015 was $125,000. Estimated amortization expense for the years 2018-2024 is $125,000 per year. NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2017 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2017			December 31, 2016

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$1,633	$872	$2,505	$1,508	$997
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$1,633	$1,526	$3,159	$1,508	$1,651

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2017 or 2016. Separately, we reviewed our indefinite life intangible for impairment with our goodwill impairment review, which we performed each quarter in 2017 due to a continued decline in our rental utilization and then annually in the fourth quarter of 2017. Based on this analysis, we experienced no impairment on our indefinite life intangible during the years ended December 31, 2017 or 2016.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $65,000 and $103,000 for December 31, 2017 and 2016, respectively, and is included in accrued liabilities on the consolidated balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were anti-dilutive securities in 2017, 2016 and 2015.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$19,851	$6,469	$10,147
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,831	12,702	12,567
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,831	12,702	12,567
Dilutive effect of stock options and restricted shares	279	233	226
Diluted weighted average shares	13,110	12,935	12,793
Earnings per common share:
Basic	$1.55	$0.51	$0.81
Diluted	$1.51	$0.50	$0.79

In the year-ended December 31, 2017, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of dilutive income per share, due to their anti-dilutive effect.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2017 or 2016.

Our policy regarding income tax interest and penalties is to expense those items as other expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). As we do not have all of the necessary information to analyze all income tax effects of the 2017 Tax Act, we will continue to evaluate tax reform and adjust the provisional amounts as additional information is obtained. We expect to complete our detailed analysis no later than the fourth quarter of 2018. See Note 7, “Income Taxes,” for further information on the financial statement impact of the 2017 Tax Act.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2017 and 2016 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are currently determining the impacts of the new standard on our consolidated financial statements and the additional applicable disclosure requirements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a five-step analysis on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard’s effective date for all entities, which changed the effectiveness to interim and annual reporting periods beginning after December 15, 2017. As a result, we adopted the guidance on January 1, 2018. The guidance offered two transition methods: a full retrospective approach to be applied to each prior reporting period presented or a modified retrospective approach where the cumulative effect of initially applying the standard is recognized at the date of initial application. We have selected the modified retrospective transition method. We have determined the impact of the new standard on our consolidated financial statements. Our approach included performing a detailed review of key contracts that are representative of our various revenue streams and comparing our historical accounting policies and practices to the new standard. Based upon our analysis, we have determined there will be no material financial impact upon adoption, but we will have a change in our disclosures under the new standard and have implemented new internal controls to ensure compliance under this new standard.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications had no effect on the reported results of operations.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to twenty-four months and continue on a month-to-month basis thereafter. Depreciation expense for rental equipment was $20.0 million, $20.2 million and $21.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2017 are as follows :

Years Ending December 31, (in thousands)
2018	$6,494
2019	976
2020	543
2021	542
2022	542
Total	$9,097

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2017 and 2016 (in thousands):

	Useful Lives (Years)	2017	2016
Land	—	$1,290	$169
Building	39	6,116	6,856
Leasehold improvements	39	808	794
Office equipment and furniture	5	1,490	1,454
Software	5	573	573
Machinery and equipment	7	3,133	3,111
Vehicles	3	5,516	6,063
Total		18,926	19,020
Less accumulated depreciation		(11,274)	(11,267)
Total		$7,652	$7,753

Depreciation expense for property and equipment was $1.2 million, $1.4 million and $1.6 million for the year ended December 31, 2017, 2016 and 2015, respectively.

In 2017, the Midland fabrication facility suffered two separate damages, due to hailstorms. We did not incur a loss, as our insurance proceed fully cover the estimated cost for the repair. In accordance with ASC 605-40, we reduced the value of the building for these damages.

4. Retirement of Long-Lived Assets

During the annual review of our rental compressor units, management looks for any units that are not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. We had no retirement from our rental fleet in 2017. From our review in 2016, we determined 63 units should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $545,000 loss on retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $242,000 for key components being kept. As a result of our 2015 review, we retired 258 units from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. Based on our optimization review we recorded a $4.4 million loss on the retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $967,000 for the key components being kept. These retirements are recorded in the consolidated income statement under loss on retirement of rental equipment.

5. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $894,000 and $207,000 as of December 31, 2017 and 2016, respectively, with a gain related to the policy of $66,400 and $13,900 reported in other income in our consolidated income statement for the year ended December 31, 2017 and 2016, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $866,000 and $208,000 as of December 31, 2017 and 2016, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheet.

For deferrals of restricted stock, the plan does not allow for diversification, therefore, distributions are paid in shares and the obligation is carried at grant value. As of December 31, 2017, a total of $97,011 unvested restricted stock units have been deferred.

6. Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, which was set to expire on December 31, 2017. The Credit Agreement Amendment extends the maturity date to December 31, 2020. No other material revisions were made to the credit facility.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at December 31, 2017 under the terms of our Amended Credit Agreement.

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

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and lease receivables, along with a first priority lien on a variable number of our leased compressor equipment the book value of must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date.)

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

As of December 31, 2017, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2017 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2017 was 1.60%.

7.  Income Taxes

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015, consists of the following (in thousands):

	2017	2016	2015
Current provision:
Federal	$3,074	$4,280	$6,440
State	260	429	523
Total current provision	3,334	4,709	6,963
Deferred provision:
Federal benefit	(21,582)	(2,713)	(1,846)
Total deferred benefit	(21,582)	(2,713)	(1,846)
Total (benefit) provision	$(18,248)	$1,996	$5,117

On December 22, 2017, the U.S. government enacted the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affects the Company’s 2017 financial results. The 2017 Tax Act also establishes new tax laws that will affect the Company’s financial results after 2017, including a reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent; additional limitations on the deductibility of executive compensation; limitations on the deductibility of interest; and repeal of the domestic manufacturing deduction. As such, the Company recognized a $18.4 income tax benefit related to the re-measurement of our deferred tax assets and liabilities in our 2017 financial statements in accordance with SAB 118, which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. As we do not have all of the necessary information to analyze all income tax effects of the 2017 Tax Act, we will continue to evaluate tax reform and adjust the provisional amounts as additional information is obtained. We expect to complete our detailed analysis no later than the fourth quarter of 2018.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2017 and 2016, are as follows (in thousands):

	2017	2016
Deferred income tax assets:
Stock Compensation	$843	$664
Other	201	84
Total deferred income tax assets	$1,044	$748
Deferred income tax liabilities:
Property and equipment	$(32,377)	(53,120)
Goodwill and other intangible assets	(604)	(973)
Other	(226)	(400)
Total deferred income tax liabilities	(33,207)	(54,493)
Net deferred income tax liabilities	$(32,163)	$(53,745)

The effective tax rate for the years ended December 31, 2017, 2016 and 2015, differs from the statutory rate as follows:

	2017	2016	2015
Statutory rate	34.0%	34.0%	34.0%
State and local taxes	1.5%	1.6%	1.5%
Domestic production credit	(14.3)%	(5.4)%	(3.6)%
Permanent stock differences	(13.4)%	0.3%	1.1%
Other	(1.5)%	(6.9)%	0.5%
Effective rate prior to tax act	6.3%	23.6%	33.5%
Deferred re-measurement for rate change	(1,144.4)%	—%	—%
Effective rate	(1,138.1)%	23.6%	33.5%

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense. During the years ended December 31, 2017, 2016 and 2015, there were no significant income tax interest or penalty items in the statement of income.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2013.

8.  Other Long-term Liabilities

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $92,000 and $115,000 as of December 31, 2017 and 2016, respectively.

9.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2017 and 2016, there were no issued or outstanding preferred shares.

10. Stock-Based Compensation

Restricted Stock/Units

 On June 18, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the 2009 Restricted Stock/Unit Plan (the "Plan") to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2016 performance, Mr. Taylor, was awarded 70,464 restricted shares/units on February 14, 2017, which vest over three years, in equal installments beginning February 14, 2018. On March 23, 2017, the Compensation Committee awarded 20,000 restricted shares/units to each G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares/units to Messrs. Hazlett and Lawrence vest over three years, in equal installments, beginning March 23, 2018. We also awarded and issued 15,968 shares of restricted common stock/units to our Board of Directors as partial payment for 2017 directors' fees. The restricted stock/units issued to our directors vests over one year, in quarterly installments, beginning March 31, 2018. Compensation expense related to the restricted shares/units was approximately $3,675,000, $1,793,000 and $2,944,000 for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was a total of approximately

$1,385,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares/units.  This expense is expected to be recognized over the next one year and a quarter. As of December 31, 2017, 162,770 shares were still available for issuance under the Plan.

A summary of all restricted stock/units activity as of December 31, 2015, 2016 and 2017 and changes during the years then ended are presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	99,238	$28.22	9.00	$2,286
Granted	145,558	$19.17	—	$2,886
Vested	(99,238)	$28.22	—	$2,100
Canceled/Forfeited	—	$—	—	$—
Outstanding, December 31, 2015	145,588	$19.17	9.12	$3,246
Granted	139,451	$21.34	—	$3,007
Vested	(145,558)	$19.17	—	$2,963
Canceled/Forfeited	—	$—	—	$—
Outstanding, December 31, 2016	139,451	$21.34	9.13	$4,483
Granted	126,432	27.06	—	3,421
Vested	(81,494)	21.20	—	2,361
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2017	184,389	$25.32	8.83	$4,831

Stock Option Plan

Our Stock Option Plan which is stockholder approved, permits the granting of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved to add an additional 200,000 shares of common stock to the Stock Option Plan. On June 16, 2016, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Stock Option Plan to add an additional 250,000 shares of common stock ot the Stock Option Plan, thereby authorizing the issuance of up to 1.0 million shares of common stock under the Stock Option Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2017, 313,169 shares were still available for issue under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the years ended December 31, are as follows:	2017	2015
Risk free rate	2.12%	1.56%
Expected life	6 years	6 years
Expected volatility	39.59%	45.07%
Expected dividend yield	—	—

There were no stock option grants made in 2016.

A summary of all option activity as of December 31, 2015, 2016 and 2017 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	432,269	$17.55	4.89	$2,786
Granted	50,000	$22.90
Exercised	(66,000)	$11.76		481
Canceled/Forfeited	(1,500)	$30.41		$—
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Granted	—	$—
Exercised	(62,083)	$16.79		625
Canceled/Forfeited	(2,500)	$22.90		—
Outstanding, December 31, 2016	350,186	$19.45	4.25	$4,453
Granted	32,750	28.15
Exercised	(55,666)	20.12		446
Outstanding, December 31, 2017	327,270	$20.21	4.28	$2,255
Exercisable, December 31, 2017	278,689	$19.12	3.54	$2,203

The weighted average grant date fair value of options granted during the years 2017 and 2015 was $11.93 and $10.33, respectively.  The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2017, 2016, and 2015 was approximately $446,000, $625,000, and $481,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2017, 2016, and 2015 was approximately $1,120,000, $1,042,000, and $776,000, respectively.

The following table summarizes information about our stock options outstanding at December 31,:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	65,852	1.56	$9.82	65,852	$9.82
$15.71-17.81	72,750	1.79	$17.53	72,750	$17.53
$17.82-20.48	56,750	3.54	$19.36	56,750	$19.36
$20.49-33.36	131,918	7.34	$27.23	83,337	$27.70
	327,270	4.28	$20.21	278,689	$19.12

The summary of the status of our unvested stock options as of December 31, 2017 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	50,833	$12.67
Granted	32,750	$11.93
Vested	(35,002)	$13.73
Unvested at December 31, 2017	48,581	$11.41

We recognized stock compensation expense from stock options vesting of $363,000, $506,000, and $601,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $282,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 2.0 years.

11. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $301,000, $295,000, and $387,000 to the 401(k) Plan in 2017, 2016 and 2015, respectively.

Rented Facilities, Vehicles and Equipment

We lease certain of our facilities and equipment under operating leases with terms generally ranging from month-to-month to five years.  Most leases contain renewal options.  Remaining future minimum rental payments (excluding month to month) due under these leases are as follows:

Years Ending December 31, (in thousands)
2018	$484
2019	122
2020	9
2021	1
Total	$616

Rent expense under such leases was $310,000, $325,000, and $375,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

12.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2017	Q1	Q2	Q3	Q4	Total
Total revenue	$18,902	$16,218	$15,913	$16,660	$67,693
Operating income	343	414	593	217	1,567
Net income (1)	252	375	522	18,702	19,851
Net income per share - Basic	0.02	0.03	0.04	1.46	1.55
Net income per share - Diluted	0.02	0.03	0.04	1.42	1.51

(1) The increase in fourth quarter net income is largely a result of the 2017 Tax Act, see Note 7.

2016	Q1	Q2	Q3	Q4	Total
Total revenue	$21,576	$17,194	$16,181	$16,703	$71,654
Operating income	3,767	1,873	1,823	967	8,430
Net income	2,541	1,259	1,509	1,160	6,469
Net income per share - Basic	0.20	0.10	0.12	0.09	0.51
Net income per share - Diluted	0.20	0.10	0.12	0.09	0.50

Amounts may not add due to rounding differences.