Form 10-Q
period 2018-03-31
NATURAL GAS SERVICES GROUP INC
filed 2018-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 4, 2018
Common Stock, $0.01 par value	13,085,607

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$65,138	$69,208
Trade accounts receivable, net of allowance for doubtful accounts of $495 and $569, respectively	7,719	8,534
Inventory	25,749	26,224
Prepaid income taxes	3,443	3,443
Prepaid expenses and other	329	817
Total current assets	102,378	108,226
Long-term inventory, net of allowance for obsolescence of $21 and $15, respectively	3,315	2,829
Rental equipment, net of accumulated depreciation of $150,859 and $145,851, respectively	168,790	167,099
Property and equipment, net of accumulated depreciation of $11,528 and $11,274, respectively	9,277	7,652
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,664 and $1,632, respectively	1,495	1,526
Other assets	1,066	939
Total assets	$296,360	$298,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,322	$4,162
Accrued liabilities	3,407	3,106
Deferred income	294	185
Total current liabilities	5,023	7,453
Line of credit, non-current portion	417	417
Deferred income tax liability	32,211	32,163
Other long-term liabilities	1,075	958
Total liabilities	38,726	40,991
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,949 and 12,880 shares issued and outstanding, respectively	129	129
Additional paid-in capital	105,415	105,325
Retained earnings	152,090	151,865
Total stockholders' equity	257,634	257,319
Total liabilities and stockholders' equity	$296,360	$298,310

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2018	2017
Revenue:
Rental income	$11,471	$11,922
Sales	2,998	6,637
Service and maintenance income	249	343
Total revenue	14,718	18,902
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	4,704	4,668
Cost of sales, exclusive of depreciation stated separately below	2,191	5,423
Cost of service and maintenance	65	94
Selling, general and administrative expense	2,021	3,046
Depreciation and amortization	5,387	5,328
Total operating costs and expenses	14,368	18,559
Operating income	350	343
Other income (expense):
Interest expense	(3)	(2)
Other (expense) income , net	(73)	3
Total other (expense) income, net	(76)	1
Income before provision for income taxes	274	344
Provision for income taxes	49	92
Net income	$225	$252
Earnings per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average shares outstanding:
Basic	12,920	12,804
Diluted	13,169	13,056

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$225	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,387	5,328
Deferred income taxes	48	(1,266)
Stock-based compensation	428	1,532
Bad debt allowance	(50)	60
Gain on sale of assets	—	(27)
Loss (gain) on company owned life insurance	67	(12)
Changes in operating assets and liabilities:
Trade accounts receivables	865	2,637
Inventory	15	1,661
Prepaid expenses and prepaid income taxes	488	1,930
Accounts payable and accrued liabilities	(2,539)	68
Deferred income	109	(1,741)
Other	85	43
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,128	10,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(8,712)	(144)
Purchase of company owned life insurance	(139)	(93)
Proceeds from sale of property and equipment	—	27
NET CASH USED IN INVESTING ACTIVITIES	(8,851)	(210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(9)	(4)
Proceeds from exercise of stock options	157	517
Taxes paid related to net share settlement of equity awards	(495)	(492)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(347)	21
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,070)	10,276
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,208	64,094
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,138	$74,370
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3	$2
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$40	$48

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2018 and the results of our operations for the three months ended March 31, 2018 and 2017 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

Revenue Recognition Policy
The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.
The Company applied ASC 606 using the cumulative effect method. We had no significant changes in our recognition of revenue at adoption and our review of all open revenue from contracts with customers on January 1, 2018 indicated we had no adjustment to be made. If an adjustment had been needed, we would have recognized the cumulative effect of initially applying ASC 606 with an adjustment to the opening balance of equity at January 1, 2018. Therefore, our consolidated financial statements for 2017 reported under ASC 605 are comparable to the consolidated financial statements for 2018 reported under ASC 606, since an adjustment was not needed, except for the respective additional disclosures as detailed below.

Revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). We recognize revenue once a performance obligation has been satisfied and control over a product or service has transferred to the customer. Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our condensed consolidated income statement.
Nature of goods and Services
The following is a description of principal activities from which the Company generates its revenue:
Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts range from six to twenty-four months, with revenue being recognized over time, in equal payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance with generally accepted accounting principles, the revenue earned from servicing rental equipment is recognized in accordance with ASC 606, while the revenue earned from the rental of the equipment is recognized in accordance with ASC 840 - Leases.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, flare systems and parts, as well as, exchange/rebuilding customer owned compressors and sale of used rental equipment.

Custom/fabricated compressors and flare systems - The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is complete and shipped, or in accordance with a bill and hold arrangements the customer accepts title and assumes the risk and rewards of ownership. We request some of our customer’s to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the condensed consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement, title of the equipment, all risk of ownership including, the risk of loss, is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized at the completion of manufacturing for the three months ended March 31, 2018 was approximately $1.7 million.
Parts - Revenue is recognized after the customer obtains control of the parts. Control is passed either by the customer taking physical possession or the parts being shipped. The amount of revenue recognized is not adjusted for expected returns, as our historical part returns have been de minimis.

Exchange or rebuilding customer owned compressors - Based on the contract, the Company will either exchange a new/rebuilt compressor for the customer’s malfunctioning compressor or rebuild the customer’s compressor. Revenue is recognized after control of the replacement compressor has transferred to the customer by physical delivery, delivery and installment or shipment of the compressor.

Used compressors or flares - From time to time, a customer may request to purchase a used compressor or flare out of our rental fleet. Revenue from the sale of rental equipment is recognized when the control has passed to the customer, when the customer has taken physical possession or the equipment has been shipped.

Service and Maintenance Revenue. The Company provides routine or call-out services on customer owned equipment. Revenue is recognized after services in the contract are rendered.

Payment terms for sales revenue and service and maintenance revenue discussed above are generally 30 to 60 days although terms for specific customers can vary. Also, the transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three moths ended March 31, 2018 and 2017:

	Three months ended March 31,
	(in thousands)
	2018	2017
Compressors - sales	$1,829	$5,640
Flares - sales	522	269
Other (Parts/Rebuilds) - sales	647	727
Service and maintenance [1]	4,837	5,116
Total revenue from contracts with customers	7,835	11,752
Add: non-ASC 606 rental revenue	6,883	7,150
Total revenue	$14,718	$18,902

1Service and maintenance includes revenue from servicing our own rental equipment contracted to customers and third party equipment.

Contract Balances

As of March 31, 2018 and December 31, 2017, we had the following receivables and deferred income from contracts with customers:

	March 31, 2018	December 31, 2017
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,080	$5,454
Accounts receivable - non-ASC 606	3,134	3,649
Total Accounts Receivable	$8,214	$9,103
Less:Allowance for doubtful accounts	$(495)	$(569)
Total Accounts Receivable, net	$7,719	$8,534

Deferred income	$294	$185

The Company did not recognize any revenue for the period ended March 31, 2018 that were included in deferred income at the beginning of the period. For the period ended December 31, 2017, the Company recognized revenue of $1.9 million from amounts related to sales that were included in deferred income at the beginning of the period.

The increases (decreases) of Accounts Receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

(in thousands)	2019(1)	2020	2021	2022	2023	Total
Service and Maintenance	$610	$595	$542	$542	$9	$2,298

(1) For the nine months starting April 2019.

All consideration from contracts with customers is included in the amounts presented above.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
The Company applies the transition practical expedient in ASC 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for 2017.

Contract Costs

The Company applies the practical expedient in ASC 340-40-25-4 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expense on our consolidated income statement.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of March 31, 2018.

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

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. The process of reviewing our leases and evaluating the impact of the new standard on our condensed consolidated financial statements and disclosures is ongoing, but we expect our review to be completed in the latter half of 2018.
Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications had no effect on the reported results of operations.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2017, and changes during the three months ended March 31, 2018 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	327,270	$20.21	4.28	$2,255
Exercised	(8,500)	18.51		86
Outstanding, March 31, 2018	318,770	$20.25	4.07	$1,638
Exercisable, March 31, 2018	296,738	$19.67	3.72	$1,638

The following table summarizes information about our stock options outstanding at March 31, 2018:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	65,852	1.31	$9.82	65,852	$9.82
$15.71-17.81	67,750	1.62	17.53	67,750	17.53
$17.82-20.48	54,250	3.22	19.39	54,250	19.39
$20.49-33.36	130,918	7.09	27.27	108,886	27.09
	318,770	4.07	$20.25	296,738	$19.67

The summary of the status of our unvested stock options as of December 31, 2017 and changes during the three months ended March 31, 2018 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2017	48,581	$11.41
Vested	(26,549)	10.97
Unvested at March 31, 2018	22,032	$11.93

As of March 31, 2018, there was $223,511 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of two years. Total compensation expense for stock options was $66,625 and $124,331 for the three months ended March 31, 2018 and 2017, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2017 performance, Mr. Taylor, was awarded 84,700 restricted shares/units on March 15, 2018, which vest over three years, in equal installments, beginning March 15, 2019. On March 15, 2018, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal installments, beginning March 15, 2019. We also awarded and issued 16,288 shares of restricted common stock to the independent members of our Board of Directors as partial payment for 2018 services as directors. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2019. Total compensation expense related to restricted awards was $361,630 and $1,408,265 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was a total of $4,408,825 of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next three years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $20,785 and $15,000 at March 31, 2018 and December 31, 2017, respectively, consisted of the following amounts:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials - current	$21,482	$22,813
Raw materials - long term	3,315	2,829
Finished Goods	1,022	1,022
Work in process	3,245	2,389
	$29,064	$29,053

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell within the year.

During the three months ended March 31, 2018 and 2017, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Deferred Compensation Plans

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $966,000 and $312,000 as of March 31, 2018 and 2017, respectively. For the three months ending March 31, 2018, we reported in other (expense) income in the consolidated income statement a loss related to the policy of approximately $67,000 and for the same period in 2017, a gain of approximately $12,000.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $992,000 and $261,000 as of March 31, 2018 and 2017, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of March 31, 2018, 104,590 unvested restricted stock units have been deferred and 32,037 units have been released; carrying a value of $816,373 to the deferred compensation plan.

(5) Credit Facility

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, which was set to expire on December 31, 2017. The Credit Agreement Amendment extended the maturity date to December 31, 2020. No other material revisions were made to the credit facility.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2018 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2018, our weighted average interest rate was 3.16%.

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

As of March 31, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2018 and December 31, 2017 our outstanding balance on the line of credit was $417,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation(in thousands, except per share data):

	Three months ended
	March 31,
	2018	2017
Numerator:
Net income	$225	$252
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,920	12,804
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,920	12,804
Dilutive effect of stock options and restricted stock	249	252
Diluted weighted average shares	13,169	13,056
Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

In the three months ended March 31, 2018 and 2017, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

For the three months ended March 31, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,471	$2,998	$249	$—	$14,718
Operating costs and corporate expenses	4,704	2,191	65	7,408	14,368
Total other expense, net	—	—	—	(76)	(76)
Income before provision for income taxes	$6,767	$807	$184	$(7,484)	$274

For the three months ended March 31, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,922	$6,637	$343	$—	$18,902
Operating costs and corporate expenses	4,668	5,423	94	8,374	18,559
Total other income, net	—	—	—	1	1
Income before provision for income taxes	$7,254	$1,214	$249	$(8,373)	$344

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

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $10.5 million, financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in early 2019.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed, consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2018, we had 1,213 natural gas compressors totaling 183,927 horsepower rented to 84 customers compared to 1,261 natural gas compressors totaling 180,594 horsepower rented to 75 customers at March 31, 2017.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we began to see a increase in oil prices and activity that has continued into 2018. We anticipate a continuation of these increased prices and activity in E&P companies for the remainder of 2018. While the continuation of this increased activity is uncertain, we believe the long-tem trend in out market is favorable.

Results of Operations

Three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2018 and 2017.

	Revenue Three months ended March 31,
	(in thousands)
	2018		2017
Rental	$11,471	78%	$11,922	63%
Sales	2,998	20%	6,637	35%
Service and Maintenance	249	2%	343	2%
Total	$14,718		$18,902

Total revenue decreased to $14.7 million from $18.9 million, or 22%, for the three months ended March 31, 2018, compared to the same period ended March 31, 2017. The decrease is mainly a result of the fluctuation in sales due to the timing of industry activity.

Rental revenue decreased to $11.5 million from $11.9 million for the three months ended March 31, 2018, compared to the same period ended March 31, 2017. We ended the quarter with 2,552 compressor packages in our fleet, up from 2,531 units at March 31, 2017.  The rental fleet had a utilization of 47.5% as of March 31, 2018 compared to 49.8% utilization as of March 31, 2017. The drop in utilization is mainly the result of compressor rental units being returned due to the slow reaction to changes in oil and natural gas prices. We have experienced some relief in the number of sets versus returns over the last twelve months. In the event that oil and natural gas prices keep steady or continued to increase, we expect to see an increase in the utilization of our fleet.

Sales revenue decreased to $3.0 million from $6.6 million for the three months ended March 31, 2018 compared to the same period ended March 31, 2017. This decrease is the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations. We had an increase in our flares product line during this comparative period, due to customer demand.

Our overall operating income was relatively flat at $350,000 compared to $343,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. Operating margin percentage also remained flat at 2% for the three months ended March 31, 2018 and March 31, 2017. The low operating margin was due to the reduction in revenue.

Selling, general, and administrative expense decreased to $2.0 million from $3.0 million for the three months ended March 31, 2018, and March 31, 2017, primarily due to a $1.1 million decrease in stock compensation expense.

Depreciation and amortization expense was relatively flat at $5.4 million for the three months ended March 31, 2018, compared to $5.3 million for the period ended March 31, 2017.  This slight increase is the result of larger horsepower units being added to the fleet. We added 25 units to our fleet over the past 12 months, with 19 being 400 horsepower or larger.

Provision for income tax was $49,000 and $92,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease in the provision is due to a change in effective tax rate between the two periods. The change in effective tax rate is driven by the U.S. government enacted Tax Cuts and Jobs Act (effective December 2017), which reduced the corporate rate from 35 percent to 21 percent.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2018 and December 31, 2017 are set forth below:

	March 31,	December 31,
	2018	2017
	(in thousands)
Current Assets:
Cash and cash equivalents	$65,138	$69,208
Trade accounts receivable, net	7,719	8,534
Inventory	25,749	26,224
Prepaid income taxes	3,443	3,443
Prepaid expenses and other	329	817
Total current assets	102,378	108,226
Current Liabilities:
Accounts payable	1,322	4,162
Accrued liabilities	3,407	3,106
Deferred income	294	185
Total current liabilities	5,023	7,453
Total working capital	$97,355	$100,773

For the three months ended March 31, 2018, we invested $8.7 million in property and equipment. During these three months, we’ve added $7.4 million in new equipment to our rental fleet, $1.4 million in payments related to the construction of our new corporate office and $477 thousand in vehicles. Our investment in property and equipment also includes any changes between work in progress related to rental fleet jobs started and completed during the period, this change was a decrease to the property and equipment of $529 thousand. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At March 31, 2018, we had cash and cash equivalents of $65.1 million compared to $69.2 million at December 31, 2017.  Our cash flow from operations of $5.1 million was offset by capital expenditures of $8.7 million, during the three months ended March 31, 2018.  We had working capital of $97.4 million at March 31, 2018 compared to $100.8 million at December 31, 2017. On March 31, 2018 and December 31, 2017, we had outstanding debt of $417,000, which is all related to our line of credit. We had positive net cash flow from operating activities of $5.1 million during the first three months of 2018 compared to $10.5 million for the first three months of 2017.  The cash flow from operations of $5.1 million was primarily the result of the net income of $225,000 and the non-cash items of depreciation of $5.4 million, $428,000 related to the expenses associated with stock-based compensation, and a decrease in cash flows related to working capital and other of $1.0 million.

Strategy

For the remainder of the fiscal year 2018, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2018, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations, our current cash position and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, which was set to expire on December 31, 2017. The Credit Agreement Amendment extended the maturity date to December 31, 2020. No other material revisions were made to the credit facility.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2018, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2018, our weighted average interest rate was 3.16%.

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

As of March 31, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2018, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of March 31, 2018:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2018 (1)	2019	2020	2021	Thereafter	Total
Line of credit (secured)	$—	$—	$417	$—	$—	$417
Interest on line of credit(2)	13	17	17	—	—	47
Purchase obligations(3)	157	300	300	300	266	1,323
Other long-term liabilities	—	—	—	—	83	83
Facilities and office leases	379	122	9	1	—	511
Total	$549	$439	$743	$301	$349	$2,381

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $10.5 million, financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in early 2019.

(1)For the nine months remaining in 2018.
(2)Assumes an interest rate of 4.0% and no additional borrowings.
(3)Vendor exclusive purchase agreement related to paint and coatings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2017.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2018, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Controls.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers using the modified retrospective method of transition applied to all contracts. This ASU formed ASC 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and includes a five step process to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

During the first quarter of 2018, we added internal control processes over financial reporting as a result of the adoption of ASC 606. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of the risks associated with our Company and industry.

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

10.1
Lease Agreement, dated January 9, 2018, between WNB Tower, LTD and Natural Gas Services Group, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s  Form 10-K for the fiscal year ended December 31, 2017 and filed with the Securities and Exchange Commission on March 9, 2018.)

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

May 10, 2018