Form 10-Q
period 2018-06-30
NATURAL GAS SERVICES GROUP INC
filed 2018-08-09
CIK 1084991

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 3, 2018
Common Stock, $0.01 par value	13,086,506

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$62,490	$69,208
Trade accounts receivable, net of allowance for doubtful accounts of $443 and $569, respectively	9,375	8,534
Inventory	23,042	26,224
Prepaid income taxes	3,177	3,443
Prepaid expenses and other	762	817
Total current assets	98,846	108,226
Long-term inventory, net of allowance for obsolescence of $21 and $15, respectively	3,467	2,829
Rental equipment, net of accumulated depreciation of $155,989 and $145,851, respectively	169,702	167,099
Property and equipment, net of accumulated depreciation of $11,176 and $11,274, respectively	11,076	7,652
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,695 and $1,632, respectively	1,464	1,526
Other assets	1,118	939
Total assets	$295,712	$298,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$801	$4,162
Accrued liabilities	2,140	3,106
Deferred income	487	185
Total current liabilities	3,428	7,453
Line of credit, non-current portion	417	417
Deferred income tax liability	32,333	32,163
Other long-term liabilities	1,139	958
Total liabilities	37,317	40,991
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 12,968 and 12,880 shares issued and outstanding, respectively	130	129
Additional paid-in capital	105,928	105,325
Retained earnings	152,337	151,865
Total stockholders' equity	258,395	257,319
Total liabilities and stockholders' equity	$295,712	$298,310

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Rental income	$11,427	$11,420	$22,898	$23,342
Sales	6,383	4,407	9,381	11,044
Service and maintenance income	394	391	643	734
Total revenue	18,204	16,218	32,922	35,120
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	5,195	4,255	9,899	8,923
Cost of sales, exclusive of depreciation stated separately below	4,924	3,745	7,115	9,168
Cost of service and maintenance	101	104	166	198
Selling, general and administrative expense	2,309	2,390	4,330	5,436
Depreciation and amortization	5,449	5,310	10,836	10,638
Total operating costs and expenses	17,978	15,804	32,346	34,363
Operating income	226	414	576	757
Other income (expense):
Interest expense	(3)	(2)	(6)	(4)
Other income, net	78	3	5	6
Total other income (expense), net	75	1	(1)	2
Income before provision for income taxes	301	415	575	759
Provision for income taxes	54	40	103	132
Net income	$247	$375	$472	$627
Earnings per share:
Basic	$0.02	$0.03	$0.04	$0.05
Diluted	$0.02	$0.03	$0.04	$0.05
Weighted average shares outstanding:
Basic	12,963	12,831	12,941	12,818
Diluted	13,261	13,130	13,215	13,093

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$472	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,836	10,638
Deferred income taxes	170	(2,609)
Stock-based compensation	1,076	2,416
Bad debt allowance	(102)	60
Gain on sale of assets	(49)	(49)
Loss (gain) on company owned life insurance	55	(17)
Changes in operating assets and liabilities:
Trade accounts receivables	(739)	1,147
Inventory	2,673	1,383
Prepaid expenses and prepaid income taxes	321	(1,411)
Accounts payable and accrued liabilities	(4,327)	297
Deferred income	302	(1,849)
Other	172	512
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,860	11,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(16,945)	(1,587)
Purchase of company owned life insurance	(191)	(529)
Proceeds from sale of property and equipment	49	49
NET CASH USED IN INVESTING ACTIVITIES	(17,087)	(2,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(19)	(7)
Proceeds from exercise of stock options	157	517
Taxes paid related to net share settlement of equity awards	(629)	(644)
NET CASH USED IN FINANCING ACTIVITIES	(491)	(134)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,718)	8,944
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,208	64,094
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,490	$73,038
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6	$4
Income taxes paid	$66	$3,203
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$144	$48

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed consolidated financial statements of Natural Gas Services Group, Inc. a Colorado corporation (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our").  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company's deferred compensations plan, see Note 4. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2018 and the results of our operations for the three and six months ended June 30, 2018 and 2017 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP). These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

Custom/fabricated compressors and flare systems - The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is complete and shipped, or in accordance with a bill and hold arrangements the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the condensed consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized at the completion of manufacturing for the six months ended June 30, 2018 was approximately $6.3 million.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Compressors - sales	$4,735	$2,980	$6,564	$8,620
Flares - sales	969	562	1,491	831
Other (Parts/Rebuilds) - sales	679	866	1,326	1,593
Service and maintenance [1]	4,964	4,959	9,801	10,075
Total revenue from contracts with customers	11,347	9,367	19,182	21,119
Add: non-ASC 606 rental revenue	6,857	6,851	13,740	14,001
Total revenue	$18,204	$16,218	$32,922	$35,120

1Service and maintenance includes revenue from servicing our own rental equipment contracted to customers and third party equipment.

Contract Balances

As of June 30, 2018 and December 31, 2017, we had the following receivables and deferred income from contracts with customers:

	June 30, 2018	December 31, 2017
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$7,001	$5,454
Accounts receivable - non-ASC 606	2,817	3,649
Total Accounts Receivable	$9,818	$9,103
Less:Allowance for doubtful accounts	$(443)	$(569)
Total Accounts Receivable, net	$9,375	$8,534

Deferred income	$487	$185

The Company did not recognize any revenue for the period ended June 30, 2018 that were included in deferred income at the beginning of 2018. For the period ended December 31, 2017, the Company recognized revenue of $1.9 million from amounts related to sales that were included in deferred income at the beginning of 2017.

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

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

(in thousands)	2019(1)	2020	2021	2022	2023	Total
Service and Maintenance	$750	$1,173	$1,085	$1,085	$145	$4,238

(1) For the six months starting July 2019.

All consideration from contracts with customers is included in the amounts presented above.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
The Company applies the transition practical expedient in ASC 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for 2018.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of June 30, 2018.

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

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for finance and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The ASU initially required a modified retrospective transition method where a company applies the new leases standard at the beginning of the earliest period presented in the financial statements, but in July 2018 the FASB issued ASU 2018-11. ASU 2018-11 added an optional transition method where a company applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are in the process of reviewing our leases and evaluating what impact the new standard will have on our accounting policies, internal controls and condensed consolidated balance sheet. We expect there will be an increase in assets and liabilities on the condensed consolidated balance sheets at adoption due to recording the right-of-use assets and corresponding lease liabilities, but do not believe this to be a significant impact at this time. We also expect an increase in our disclosures revolving around leases. We anticipate our review to be completed in the latter half of 2018.
Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications had no effect on the reported results of operations.

  (2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2017, and changes during the six months ended June 30, 2018 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	327,270	$20.21	4.28	$2,255
Exercised	(8,500)	18.51	—	86
Canceled/Forfeited	(500)	28.15	—	—
Outstanding, June 30, 2018	318,270	$20.24	3.82	$1,579
Exercisable, June 30, 2018	296,738	$19.67	3.47	$1,579

The following table summarizes information about our stock options outstanding at June 30, 2018:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	65,852	1.06	$9.82	65,852	$9.82
$15.71-17.81	67,750	1.37	17.53	67,750	17.53
$17.82-20.48	54,250	2.97	19.39	54,250	19.39
$20.49-33.36	130,418	6.83	27.26	108,886	27.09
	318,270	3.82	$20.24	296,738	$19.67

The summary of the status of our unvested stock options as of December 31, 2017 and changes during the six months ended June 30, 2018 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2017	48,581	$11.41
Vested	(26,549)	10.97
Canceled/Forfeited	(500)	11.93
Unvested at June 30, 2018	21,532	$11.93

As of June 30, 2018, there was $192,000 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of two years. Total compensation expense for stock options was $97,140 and $207,560 for the six months ended June 30, 2018 and 2017, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2017 performance, Mr. Taylor, was awarded 84,700 restricted shares/units on March 15, 2018, which vest over three years, in equal annual installments, beginning March 15, 2019. On March 15, 2018, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal annual installments, beginning March 15, 2019. We also awarded and issued 16,288 shares of restricted common stock to the independent members of our Board of Directors as partial payment for 2018 services as directors. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2019. Total compensation expense related to restricted awards was $978,432 and $2,209,455 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was a total of $3,864,982 of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next three years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $20,785 and $15,000 at June 30, 2018 and December 31, 2017, respectively, consisted of the following amounts:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials - current	$19,565	$22,813
Raw materials - long term	3,467	2,829
Finished Goods	1,022	1,022
Work in process	2,455	2,389
	$26,509	$29,053

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell within the year.

During the six months ended June 30, 2018 and 2017, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Deferred Compensation Plans

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.0 million and $754,000 as of June 30, 2018 and 2017, respectively. For the six months ending June 30, 2018, we reported in other (expense) income in the consolidated income statement a loss related to the policy of approximately $55,000 and for the same period in 2017, a gain of approximately $17,000.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.1 million and $713,000 as of June 30, 2018 and 2017, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of June 30, 2018, 103,691 unvested restricted stock units have been deferred of which 32,936 units have been released and issued to the deferred compensation plan with a value of $837,589.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b)  50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2018 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2018, our weighted average interest rate was 3.37%.

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

As of June 30, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2018 and December 31, 2017 our outstanding balance on the line of credit was $417,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$247	$375	$472	$627
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,963	12,831	12,941	12,818
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,963	12,831	12,941	12,818
Dilutive effect of stock options and restricted stock	298	299	274	275
Diluted weighted average shares	13,261	13,130	13,215	13,093
Earnings per common share:
Basic	$0.02	$0.03	$0.04	$0.05
Diluted	$0.02	$0.03	$0.04	$0.05

In the three and six months ended June 30, 2018, options to purchase 83,417 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

For the three months ended June 30, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,427	$6,383	$394	$—	$18,204
Operating costs and corporate expenses	5,195	4,924	101	7,758	17,978
Total other income, net	—	—	—	75	75
Income before provision for income taxes	$6,232	$1,459	$293	$(7,683)	$301

For the three months ended June 30, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,420	$4,407	$391	$—	$16,218
Operating costs and corporate expenses	4,255	3,745	104	7,700	15,804
Total other income, net	—	—	—	1	1
Income before provision for income taxes	$7,165	$662	$287	$(7,699)	$415

For the six months ended June 30, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$22,898	$9,381	$643	$—	$32,922
Operating costs and corporate expenses	9,899	7,115	166	15,166	32,346
Total other income, net	—	—	—	(1)	(1)
Income before provision for income taxes	$12,999	$2,266	$477	$(15,167)	$575

For the six months ended June 30, 2017 (in thousands):
	Rental		Sales		Service & Maintenance		Corporate		Total
Revenue	$23,342		$11,044		$734		$—		$35,120
Operating costs and corporate expenses	8,923		9,168		198		16,074		34,363
Total other income, net	—		—		—		2		2
Income before provision for income taxes	$14,419	$—	$1,876	$—	$536	$—	$(16,072)	$—	$759

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

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $8.9 million, financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in early 2019.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2018, we had 1,247 natural gas compressors totaling 194,948 horsepower rented to 88 customers compared to 1,248 natural gas compressors totaling 179,366 horsepower rented to 76 customers at June 30, 2017.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics, and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers, and other components, and our assembling of these components on skids for delivery to customer locations. The major components of our compressors packages are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently require lead times between three to six months with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

We provide service and maintenance to our customers under written maintenance contracts or on an as-required basis in the absence of a service contract. Formal maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in domestic natural gas production and consumption levels and prices affecting our business marginally more than changes in crude oil and condensate production and consumption levels and prices. However, in recent years we have increased our rental and sales in the non-conventional oil shale plays which are more dependent on crude oil prices. With this shift towards oil-associated gas production the demand for overall compression services and products is driven by two general factors; declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production, and an increased focus by producers on artificial lift applications; e.g., production enhancement with compression assisted gas lift. These type of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities which have increased the market need for larger horsepower compressor packages. We recognized this need over the past two to three years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1380 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we began to see an increase in oil prices and activity that has continued into 2018. We anticipate a continuation of these increased prices and activity in E&P companies for the remainder of 2018. While the continuation of this increased activity is uncertain, we believe the long-tem trend in our market is favorable.

Results of Operations

Three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2018 and 2017.

	Revenue Three months ended June 30,
	(in thousands)
	2018		2017
Rental	$11,427	63%	$11,420	71%
Sales	6,383	35%	4,407	27%
Service and Maintenance	394	2%	391	2%
Total	$18,204		$16,218

Total revenue increased to $18.2 million from $16.2 million, or 12%, for the three months ended June 30, 2018, compared to the same period ended June 30, 2017. The increase is mainly a result of the fluctuation in sales due to the timing of industry activity.

Rental revenue held steady at $11.4 million for the three months ended June 30, 2018 and 2017. We ended the quarter with 2,557 compressor packages in our fleet, up from 2,531 units at June 30, 2017.  The rental fleet had a utilization of 48.8% as of June 30, 2018 compared to 49.3% utilization as of June 30, 2017. The drop in utilization is mainly the result of compressor rental units being returned due to customers shifting operations to more profitable basins. We have experienced some relief in the number of sets versus returns in recent months. In the event that oil and natural gas prices remain steady or continued to increase, we expect to see an increase in the utilization of our fleet.

Sales revenue increased to $6.4 million from $4.4 million for the three months ended June 30, 2018 compared to the same period ended June 30, 2017. This increase is the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations. We also had an increase in our flares product line during this comparative period, due to customer demand.

Our overall operating income decreased to $226,000 compared to $414,000 for the three months ended June 30, 2018 and June 30, 2017, respectively. Operating margin percentage also dropped to 1% from 3% for the three months ended June 30, 2018 and June 30, 2017, respectively. The lower operating margin was due a mix shift in revenues from higher margin rentals to lower margin sales.

Selling, general, and administrative expense decreased slightly to $2.3 million from $2.4 million for the three months ended June 30, 2018, and June 30, 2017.

Depreciation and amortization expense was relatively flat at $5.4 million for the three months ended June 30, 2018, compared to $5.3 million for the period ended June 30, 2017.  This slight increase is the result of larger horsepower units being added to the fleet. We added 31 units (approximately 21,000 horsepower) to our fleet over the past 12 months. Twenty-two of these were 400 horsepower or larger; representing 97% of the horsepower added.

Provision for income tax was $54,000 and $40,000 for the three months ended June 30, 2018 and June 30, 2017, respectively. The increase in the provision is due to a change in effective tax rate between the two periods.

Six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2018 and 2017.

	Revenue Six months ended June 30,
	(in thousands)
	2018		2017
Rental	$22,898	70%	$23,342	67%
Sales	9,381	28%	11,044	31%
Service and Maintenance	643	2%	734	2%
Total	$32,922		$35,120

Total revenue decreased to $32.9 million from $35.1 million, or 6%, for the six months ended June 30, 2018, compared to the same period ended June 30, 2017. The decrease is mainly a result of the fluctuation in sales due to the timing of industry activity.

Rental revenue decreased slightly to $22.9 million from $23.3 million for the six months ended June 30, 2018, compared to the same period ended June 30, 2017.  This decrease is the result of the relative price of units returned to the units going into service. We ended the quarter with 2,557 compressor packages in our rental fleet up from 2,531 units at June 30, 2017.  The rental fleet had a utilization of 48.8%, as of June 30, 2018 compared to 49.3% utilization as of June 30, 2017. The drop in utilization is mainly the result of compressor rental units being returned due to customers shifting operations to more profitable basins. We have experienced some relief in the number of sets versus returns in recent months. In the event that oil and natural gas prices increase, we should see incremental utilization of our fleet.

Sales revenue decreased to $9.4 million from $11.0 million for the six months ended June 30, 2018, compared to the same period ended June 30, 2017.  This decrease is the result of the fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations. There was an offsetting increase in demand for flares during this comparative period, due to customer demand.

Our overall operating income decreased to $576,000 from $757,000 for the six months ended June 30, 2018 and June 30, 2017, respectively. Operating margin percentage decrease to 2% for the six months ended June 30, 2018 and June 30, 2017. The low operating margin was due to the decrease in revenue discussed above.

Selling, general, and administrative expense decreased to $4.3 million from $5.4 million, for the six months ended June 30, 2018, as compared to the same period ended June 30, 2017, primarily due to a $1.1 million decrease in stock compensation expense.

Depreciation and amortization expense increased to $10.8 million for the six months ended June 30, 2018, compared to $10.6 million for the period ended June 30, 2017.  This slight increase is the result of larger horsepower units being added to the fleet. We added 31 units (approximately 21,000 horsepower) to our fleet over the past 12 months. Twenty-two of these were 400 horsepower or larger; representing 97% of the horsepower added.

Provision for income tax decreased to $103,000 from $132,000 and is the result of the decrease in taxable income.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2018 and December 31, 2017 are set forth below:

	June 30, 2018	December 31, 2017

	(in thousands)
Current Assets:
Cash and cash equivalents	$62,490	$69,208
Trade accounts receivable, net	9,375	8,534
Inventory	23,042	26,224
Prepaid income taxes	3,177	3,443
Prepaid expenses and other	762	817
Total current assets	98,846	108,226
Current Liabilities:
Accounts payable	801	4,162
Accrued liabilities	2,140	3,106
Deferred income	487	185
Total current liabilities	3,428	7,453
Total working capital	$95,418	$100,773

For the six months ended June 30, 2018, we invested $16.9 million in property and equipment. During these six months, we’ve added $11.0 million in new equipment to our rental fleet, $3.2 million in payments related to the construction of our new corporate office and $582,000 in vehicles. Our investment in property and equipment also includes any changes between work in progress related to rental fleet jobs started and completed during the period, this change was an increase to the property and equipment of $2.0 million. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2018, we had cash and cash equivalents of $62.5 million compared to $69.2 million at December 31, 2017.  Our cash flow from operations of $10.9 million was offset by capital expenditures of $16.9 million, during the six months ended June 30, 2018.  We had working capital of $95.4 million at June 30, 2018 compared to $100.8 million at December 31, 2017. On June 30, 2018 and December 31, 2017, we had outstanding debt of $417,000, which is all related to our line of credit. We had positive net cash flow from operating activities of $10.9 million during the first six months of 2018 compared to $11.1 million for the first six months of 2017.  The cash flow from operations of $10.9 million was primarily the result of the net income of $472,000 and the non-cash items of depreciation of $10.8 million, $1.1 million related to the expenses associated with stock-based compensation, and a decrease in cash flows related to working capital and other of $1.5 million.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2018, under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2018, our weighted average interest rate was 3.37%.

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

As of June 30, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2018, our balance on the line of credit was $417,000.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of June 30, 2018:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2018 (1)	2019	2020	2021	Thereafter	Total
Line of credit (secured)	$—	$—	$417	$—	$—	$417
Interest on line of credit(2)	8	17	17	—	—	42
Purchase obligations(3)	275	300	300	302	—	1,177
Other long-term liabilities	—	—	—	74	—	74
Facilities and office leases	272	137	17	1	—	427
Total	$555	$454	$751	$377	$—	$2,137

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $8.9 million, which we intend to fiance by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in early 2019.

1. For the six months remaining in 2018.
2. Assumes an interest rate of 4.0% and no additional borrowings.
3. Vendor exclusive purchase agreement related to paint and coatings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for finance and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The ASU initially required a modified retrospective transition method where a company applies the new leases standard at the beginning of the earliest period presented in the financial statements, but in July 2018 the FASB issued ASU 2018-11. ASU 2018-11 added an optional transition method where a company applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will be effective during our first quarter ending March 31, 2019. We are in the process of reviewing our leases and evaluating what impact the new standard will have on our accounting policies, internal controls and condensed consolidated balance sheet. We expect there will be an increase in assets and liabilities on the condensed consolidated balance sheets at adoption due to recording the right-of-use assets and corresponding lease liabilities, but do not believe this to be a significant impact at this time. We also expect an increase in our disclosures revolving around leases. We anticipate our review to be completed in the latter half of 2018

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2018, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

During the first quarter of 2018, we added internal control processes over financial reporting as a result of the adoption of ASC 606. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 9, 2018