Form 10-Q
period 2018-09-30
NATURAL GAS SERVICES GROUP INC
filed 2018-11-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 5, 2018, there were 13,117,154 shares of the Registrant's common stock, $0.01 par value, outstanding.

1

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30, 2018	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$63,267	$69,208
Trade accounts receivable, net of allowance for doubtful accounts of $405 and $569, respectively	8,116	8,534
Inventory	19,065	26,224
Prepaid income taxes	3,240	3,443
Prepaid expenses and other	1,436	817
Total current assets	95,124	108,226
Long-term inventory, net of allowance for obsolescence of $21 and $15, respectively	3,815	2,829
Rental equipment, net of accumulated depreciation of $161,094 and $145,851, respectively	173,891	167,099
Property and equipment, net of accumulated depreciation of $11,429 and $11,274, respectively	13,253	7,652
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,727 and $1,632, respectively	1,432	1,526
Other assets	1,198	939
Total assets	$298,752	$298,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,424	$4,162
Accrued liabilities	3,447	3,106
Deferred income	134	185
Total current liabilities	5,005	7,453
Line of credit, non-current portion	417	417
Deferred income tax liability	32,296	32,163
Other long-term liabilities	1,227	958
Total liabilities	38,945	40,991
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,001 and 12,880 shares issued and outstanding, respectively	130	129
Additional paid-in capital	107,104	105,325
Retained earnings	152,573	151,865
Total stockholders' equity	259,807	257,319
Total liabilities and stockholders' equity	$298,752	$298,310

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Rental income	$12,039	$11,292	$34,937	$34,634
Sales	3,947	4,256	13,328	15,300
Service and maintenance income	410	365	1,053	1,099
Total revenue	16,396	15,913	49,318	51,033
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	5,363	4,333	15,262	13,256
Cost of sales, exclusive of depreciation stated separately below	3,081	3,237	10,196	12,405
Cost of service and maintenance	107	90	273	288
Selling, general and administrative expense	2,353	2,340	6,683	7,776
Depreciation and amortization	5,536	5,320	16,372	15,958
Total operating costs and expenses	16,440	15,320	48,786	49,683
Operating (loss) income	(44)	593	532	1,350
Other income (expense):
Interest expense	(4)	(7)	(10)	(11)
Other income, net	184	(7)	189	(1)
Total other income (expense), net	180	(14)	179	(12)
Income before provision for income taxes	136	579	711	1,338
Income tax (benefit) expense	(100)	57	3	189
Net income	$236	$522	$708	$1,149
Earnings per share:
Basic	$0.02	$0.04	$0.05	$0.09
Diluted	$0.02	$0.04	$0.05	$0.09
Weighted average shares outstanding:
Basic	12,977	12,838	12,953	12,825
Diluted	13,254	13,117	13,228	13,102

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$708	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,372	15,958
Deferred income taxes	133	(3,233)
Stock-based compensation	1,729	3,231
Bad debt (recovery) allowance	(137)	70
Gain on sale of assets	(49)	(49)
Loss (gain) on company owned life insurance	15	(35)
Changes in operating assets and liabilities:
Trade accounts receivables	555	145
Inventory	6,307	(1,305)
Prepaid expenses and prepaid income taxes	(416)	(1,012)
Accounts payable and accrued liabilities	(2,397)	1,927
Deferred income	(51)	(2,040)
Other	267	578
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,036	15,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(28,815)	(5,892)
Purchase of company owned life insurance	(237)	(571)
Proceeds from sale of property and equipment	49	49
NET CASH USED IN INVESTING ACTIVITIES	(29,003)	(6,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(25)	(13)
Proceeds from exercise of stock options	680	517
Taxes paid related to net share settlement of equity awards	(629)	(644)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26	(140)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,941)	8,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,208	64,094
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,267	$72,924
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10	$11
Income taxes paid	$66	$4,288
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$144	$48

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2018 and the results of our operations for the three and nine months ended September 30, 2018 and 2017 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

Revenue Recognition Policy
The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January, 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.
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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the nine months ended September 30, 2018 was approximately $7.6 million.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Compressors - sales	$2,891	$2,683	$9,454	$11,303
Flares - sales	336	679	1,827	1,510
Other (Parts/Rebuilds) - sales	720	896	2,046	2,487
Service and maintenance [1]	5,221	4,878	15,022	14,959
Total revenue from contracts with customers	9,168	9,136	28,349	30,259
Add: non-ASC 606 rental revenue	7,228	6,777	20,969	20,774
Total revenue	$16,396	$15,913	$49,318	$51,033

1Service and maintenance includes revenue from servicing our own rental equipment contracted to customers and third party equipment.

Contract Balances

As of September 30, 2018 and December 31, 2017, we had the following receivables and deferred income from contracts with customers:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,313	$5,454
Accounts receivable - non-ASC 606	3,208	3,649
Total Accounts Receivable	$8,521	$9,103
Less: Allowance for doubtful accounts	$(405)	$(569)
Total Accounts Receivable, net	$8,116	$8,534

Deferred income	$134	$185

The Company recognized $176,000 in revenue for the period ended September 30, 2018 that was included in deferred income at the beginning of 2018. For the period ended December 31, 2017, the Company recognized revenue of $1.9 million from amounts related to sales that were included in deferred income at the beginning of 2017.

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

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

(in thousands)	2019(1)	2020	2021	2022	2023	Total
Service and Maintenance	$559	$1,773	$1,375	$1,375	$462	$5,544

(1) For the three months starting October 2019.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, deferred compensation plan (cash portion) and our line of credit. Pursuant to ASC 820 (Accounting Standards Codification), the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their fair values because of their nature (variable rate debt) and relatively short maturity dates or durations.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that has a greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of September 30, 2018.

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
The new standard will be effective during our first quarter ending March 31, 2019. We anticipate applying certain practical expedients provided by ASU 2016-02 that allow companies to not reassess leases that are in effect prior to adoption and the practical expedient in ASU 2018-11 that allows lessors to not separate lease and non-lease components for certain asset classes. We are in the process of reviewing our leases and evaluating what impact the new standard will have on our accounting policies, internal controls and condensed consolidated balance sheet. We expect there will be an increase in assets and liabilities on the condensed consolidated balance sheets at adoption due to recording the right-of-use assets and corresponding lease liabilities, but do not believe this to be a significant impact at this time. We also expect an increase in our disclosures revolving around leases. We anticipate our review to be completed in the fourth quarter of 2018.

Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications had no effect on the reported results of operations.

  (2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2017, and changes during the nine months ended September 30, 2018 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	327,270	$20.21	4.28	$2,255
Exercised	(38,250)	17.79	—	216
Canceled/Forfeited	(5,334)	24.02	—	3
Outstanding, September 30, 2018	283,686	$20.46	3.83	$970
Exercisable, September 30, 2018	262,821	$19.85	3.47	$970

The following table summarizes information about our stock options outstanding at September 30, 2018:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	64,852	0.77	$9.75	64,852	$9.75
$15.71-17.81	42,000	1.82	17.54	42,000	17.54
$17.82-20.48	50,500	2.59	19.43	50,500	19.43
$20.49-33.36	126,334	6.57	27.35	105,469	27.19
	283,686	3.83	$20.46	262,821	$19.85

The summary of the status of our unvested stock options as of December 31, 2017 and changes during the nine months ended September 30, 2018 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2017	48,581	$11.41
Vested	(26,549)	10.97
Canceled/Forfeited	(1,167)	11.93
Unvested at September 30, 2018	20,865	$11.93

As of September 30, 2018, there was $158,759 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of two years. Total compensation expense for stock options was $127,055 and $286,500 for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2017 performance, Mr. Taylor, was awarded 84,700 restricted shares/units on March 15, 2018, which vest over three years, in equal annual installments, beginning March 15, 2019. On March 15, 2018, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal annual installments, beginning March 15, 2019. We also awarded and issued 16,288 shares of restricted common stock to the independent members of our Board of Directors as partial payment for 2018 services as directors. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2019. Total compensation expense related to restricted awards was $1,602,265 and $2,945,020 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was a total of $3,242,095 of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next three years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $20,785 and $15,000 at September 30, 2018 and December 31, 2017, respectively, consisted of the following amounts:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials - current	$15,080	$22,813
Raw materials - long term	3,815	2,829
Finished Goods	1,022	1,022
Work in process	2,963	2,389
	$22,880	$29,053

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

During the nine months ended September 30, 2018 and 2017, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Deferred Compensation Plans

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.1 million and $814,000 as of September 30, 2018 and 2017, respectively. For the nine months ending September 30, 2018, we reported in other (expense) income in the consolidated income statement a loss related to the policy of approximately $15,000 and for the same period in 2017, a gain of approximately $35,000.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.2 million and $779,000 as of September 30, 2018 and 2017, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of September 30, 2018, 102,793 unvested restricted stock units have been deferred of which 33,834 units have been released and issued to the deferred compensation plan with a value of $856,837.

(5) Credit Facility

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, extending the maturity date to December 31, 2020. No other material revisions were made to the credit facility.

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2018 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2018, our weighted average interest rate was 3.50%.

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

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and leases receivables, along with a first priority lien on a variable number of our leased compressor equipment the book value of which must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date).

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

As of September 30, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2018 and December 31, 2017 our outstanding balance on the line of credit was $417,000.

(6) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$236	$522	$708	$1,149
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,977	12,838	12,953	12,825
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,977	12,838	12,953	12,825
Dilutive effect of stock options and restricted stock	277	279	275	277
Diluted weighted average shares	13,254	13,117	13,228	13,102
Earnings per common share:
Basic	$0.02	$0.04	$0.05	$0.09
Diluted	$0.02	$0.04	$0.05	$0.09

In the three months ended September 30, 2018, options to purchase 126,334 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

In the nine months ended September 30, 2018, options to purchase 82,167 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

In the three and nine months ended September 30, 2017, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

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

For the three months ended September 30, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$12,039	$3,947	$410	$—	$16,396
Operating costs and corporate expenses	5,363	3,081	107	7,889	16,440
Total other income, net	—	—	—	180	180
Income before provision for income taxes	$6,676	$866	$303	$(7,709)	$136

For the three months ended September 30, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,292	$4,256	$365	$—	$15,913
Operating costs and corporate expenses	4,333	3,237	90	7,660	15,320
Total other expense, net	—	—	—	(14)	(14)
Income before provision for income taxes	$6,959	$1,019	$275	$(7,674)	$579

For the nine months ended September 30, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$34,937	$13,328	$1,053	$—	$49,318
Operating costs and corporate expenses	15,262	10,196	273	23,055	48,786
Total other income, net	—	—	—	179	179
Income before provision for income taxes	$19,675	$3,132	$780	$(22,876)	$711

For the nine months ended September 30, 2017 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$34,634	$15,300	$1,099	$—	$51,033
Operating costs and corporate expenses	13,256	12,405	288	23,734	49,683
Total other expense, net	—	—	—	(12)	(12)
Income before provision for income taxes	$21,378	$2,895	$811	$(23,746)	$1,338

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

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $7.0 million, financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in early 2019.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of September 30, 2018, we had 1,324 natural gas compressors totaling 217,315 horsepower rented to 87 customers compared to 1,251 natural gas compressors totaling 180,433 horsepower rented to 80 customers at September 30, 2017.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we began to see an increase in oil prices and activity that has continued into 2018. We anticipate a continuation of these increased prices and activity in E&P companies for the remainder of 2018. While the continuation of this increased activity is uncertain and variable period to period, we believe the long-tem trend in our market is favorable.

Results of Operations

Three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2018 and 2017.

	Revenue Three months ended September 30,
	(in thousands)
	2018		2017
Rental	$12,039	73%	$11,292	71%
Sales	3,947	24%	4,256	27%
Service and Maintenance	410	3%	365	2%
Total	$16,396		$15,913

Total revenue increased to $16.4 million from $15.9 million, or 3%, for the three months ended September 30, 2018, compared to the same period ended September 30, 2017. The increase is mainly a result of an increase in rental revenue due to a greater number of units and higher horsepower with higher rates being rented.

Rental revenue increased to $12.0 million from $11.3 million for the three months ended September 30, 2018, compared to the same period ended September 30, 2017. We ended the quarter with 2,567 compressor packages in our fleet, up from 2,538 units at September 30, 2017.  The rental fleet had a utilization of 51.6% as of September 30, 2018 compared to 49.3% utilization as of September 30, 2017. The rise in utilization is mainly the result of the rise in demand for our higher horsepower units. We have experienced some relief in the number of sets versus returns in recent months. In the event that oil and natural gas prices remain steady or continue to increase, we expect to see an increase in the utilization of our fleet.

Sales revenue decreased to $3.9 million from $4.3 million for the three months ended September 30, 2018 compared to the same period ended September 30, 2017. This decrease is the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations.

Our overall operating income decreased to a loss of $44,000 compared to income of $593,000 for the three months ended September 30, 2018 and September 30, 2017, respectively.  The lower operating income was largely due to lower sales and higher depreciation expenses.

Selling, general, and administrative expense increased slightly to $2.4 million from $2.3 million for the three months ended September 30, 2018, and September 30, 2017.

Depreciation and amortization expense increased to $5.5 million for the three months ended September 30, 2018, from $5.3 million for the period ended September 30, 2017.  This increase is the result of larger horsepower units being added to the fleet. We added 34 units (approximately 29,000 horsepower) to our fleet over the past 12 months. Twenty-six of these were 400 horsepower or larger; representing 98% of the horsepower added.

We had an income tax benefit of $100,000 and an expense of $57,000 for the three months ended September 30, 2018 and September 30, 2017, respectively. The decrease in the provision is due to a decrease in taxable income and an increase in bonus depreciation.

Nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2018 and 2017.

	Revenue Nine months ended September 30,
	(in thousands)
	2018		2017
Rental	34,937	71%	$34,634	68%
Sales	13,328	27%	15,300	30%
Service and Maintenance	1,053	2%	1,099	2%
Total	$49,318		$51,033

Total revenue decreased to $49.3 million from $51.0 million, or 3%, for the nine months ended September 30, 2018, compared to the same period ended September 30, 2017. The decrease is mainly a result of the fluctuation in sales due to the timing of industry activity.

Rental revenue increased slightly to $34.9 million from $34.6 million for the nine months ended September 30, 2018, compared to the same period ended September 30, 2017.  This increase is the result of more units being set. We ended the quarter with 2,567 compressor packages in our rental fleet up from 2,538 units at September 30, 2017, The rental fleet had a utilization of 51.6%, as of September 30, 2018 compared to 49.3% utilization as of September 30, 2017. The rise in utilization is mainly the result of more compressors units being rented. We have experienced some relief in the number of sets versus returns in recent quarters.

Sales revenue decreased to $13.3 million from $15.3 million for the nine months ended September 30, 2018, compared to the same period ended September 30, 2017.  This decrease is the result of the fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations. There was an offsetting increase in flares during this comparative period, due to customer demand.

Our overall operating income decreased to $532,000 from $1.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Operating margin percentage decrease to 1% from 3%, respectively for the nine months ended September 30, 2018 and September 30, 2017. The low operating margin was due to the decrease in rental revenue.

Selling, general, and administrative expense decreased to $6.7 million from $7.8 million, for the nine months ended September 30, 2018, as compared to the same period ended September 30, 2017, primarily due to the decrease in stock compensation expense.

Depreciation and amortization expense increased to $16.4 million for the nine months ended September 30, 2018, compared to $16.0 million for the period ended September 30, 2017.  This increase is the result of larger horsepower units being added to the fleet. We added 34 units (approximately 29,000 horsepower) to our fleet over the past 12 months. Twenty-six of these were 400 horsepower or larger; representing 98% of the horsepower added.

Provision for income tax decreased to $3,000 from $189,000 and is the result of the decrease in taxable income and an increase in bonus depreciation.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2018 and December 31, 2017 are set forth below:

	September 30,	December 31,
	2018	2017
	(in thousands)
Current Assets:
Cash and cash equivalents	$63,267	$69,208
Trade accounts receivable, net	8,116	8,534
Inventory	19,065	26,224
Prepaid income taxes	3,240	3,443
Prepaid expenses and other	1,436	817
Total current assets	95,124	108,226
Current Liabilities:
Accounts payable	1,424	4,162
Accrued liabilities	3,447	3,106
Deferred income	134	185
Total current liabilities	5,005	7,453
Total working capital	$90,119	$100,773

For the nine months ended September 30, 2018, we invested $28.8 million in property and equipment. During these nine months, we’ve added $19.8 million in new equipment to our rental fleet, $5.3 million in payments related to the construction of our new corporate office and $898,000 in vehicles. Our investment in property and equipment also includes any changes between work in progress related to rental fleet jobs started and completed during the period, this change was an increase to the property and equipment of $2.6 million. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At September 30, 2018, we had cash and cash equivalents of $63.3 million compared to $69.2 million at December 31, 2017.  Our cash flow from operations of $23.0 million was offset by capital expenditures of $28.8 million, during the nine months ended September 30, 2018.  We had working capital of $90.1 million at September 30, 2018 compared to $100.8 million at December 31, 2017. On September 30, 2018 and December 31, 2017, we had outstanding debt of $417,000, which is all related to our line of credit. We had positive net cash flow from operating activities of $23.0 million during the first nine months of 2018 compared to $15.4 million for the first nine months of 2017.  The cash flow from operations of $23.0 million was primarily the result of the net income of $708,000 and the non-cash items of depreciation of $16.4 million, $1.7 million related to the expenses associated with stock-based compensation, and an increase in cash flows related to working capital and other of $4.1 million.

Strategy

For the remainder of the fiscal year 2018, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of 2018, our forecasted capital expenditures with respect to compression equipment will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations, our current cash position and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, extending the maturity date to December 31, 2020. No other material revisions were made to the credit facility. We had $29.5 million borrowing base availability at September 30, 2018, under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. For further information, see Footnote 5 "Credit Facility" on page 10.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of September 30, 2018:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2018 (1)	2019	2020	2021	Thereafter	Total
Line of credit (secured)	$—	$—	$417	$—	$—	$417
Interest on line of credit(2)	4	17	17	—	—	38
Purchase obligations(3)	130	300	300	302	34	1,066
Other long-term liabilities	—	—	—	67	—	67
Facilities and office leases	159	215	36	14	—	424
Total	$293	$532	$770	$383	$34	$2,012

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $7.0 million, which we intend to finance by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in early 2019.

1. For the three months remaining in 2018.
2. Assumes an interest rate of 4.0% and no additional borrowings.
3. Vendor exclusive purchase agreement related to paint and coatings.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

For further information, see Footnote 1 "Basis of Presentation and Summary of Significant Accounting Polices" on page 4.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2018, the  off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

During the first quarter of 2018, we added internal control processes over financial reporting as a result of the adoption of ASC 606. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 9, 2018