Form 10-K
period 2018-12-31
NATURAL GAS SERVICES GROUP INC
filed 2019-03-18
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☐                  No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2018 was approximately $306,723,300 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 5, 2019, there were 13,193,044 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on June 20, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•conditions in the oil and natural gas industry, including the supply and demand for natural gas and wide fluctuations and possible prolonged depression in the prices of oil and natural gas;
•economic challenges presently faced by our customers in the oil and natural gas business that, in turn, could adversely affect our sales, rentals and collectability of our accounts receivable;
•regulation or prohibition of new well completion techniques;
•competition among the various providers of compression services and products;
•changes in safety, health and environmental regulations;
•changes in economic or political conditions in the markets in which we operate;
•failure of our customers to continue to rent equipment after expiration of the primary rental term;
•the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;
•our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our debt;
•future capital requirements and availability of financing;
•fabrication and manufacturing costs;
•general economic conditions;
•acts of terrorism; and
•fluctuations in interest rates.

We believe that it is important to communicate our expectations of future performance to our investors.  However, events may occur in the future that we are unable to accurately predict or that we are unable to control.  When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.

i

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

Our revenue decreased to $65.5 million from $67.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net income for the year ended December 31, 2018 decreased to $426,000 ($0.03 per diluted share), as compared to $19.9 million ($1.51 per diluted share) for the year ended December 31, 2017. Net Income for the year-ended December 31, 2017 includes a net income tax benefit of approximately $18.4 million due to a reduction in corporate income tax rates. See Note 7 to our Consolidated Financial Statements for further information.

At December 31, 2018, current assets were $96.4 million, which included $52.6 million of cash and cash equivalents.  Current liabilities were $10.9 million, and the amount outstanding on our line of credit at December 31, 2018 was $417,000. Our stockholders' equity as of December 31, 2018 was $260.2 million.

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further financial information.

We were incorporated in Colorado on December 17, 1998  and at the end of December 31, 2018 we maintained our principal offices at 508 W. Wall St., Suite 550, Midland, Texas 79701. Our telephone number is (432) 262-2700.

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

An uncertain price environment typically impacts capital commitments by many energy companies. Since 2016 the result has been a moderation of demand for compression. The industry has seen higher prices exiting 2018 that have continued into 2019. Oil prices have continued to rebound from an average in 2016 below $40 per barrel to finish 2018 averaging above $56. As a result, we anticipate a continued increase in activity in E&P companies in 2019. See “Item 1 -- Business – Our Operating Units” and “Business – Backlog” for more information.

According to the U.S. Energy Information Administration (“EIA”), total consumption of oil in the United States increased 2.5% while natural gas consumption increased 9.8% for the year-ended November 2018 compared to the same period 2017. This follows a 1.0% increase in oil consumption and a 1.1% decrease in natural gas consumption in the periods from 2016 to 2017. EIA expects total oil and natural gas consumption in the U.S. to increase in the U.S in 2019. While we anticipate long-term increased demand for oil and natural gas, we expect our business to continue to experience pressure on revenues in 2019 due to the delayed impact of an upturn in oil and gas prices on the compression business.

Long-Term Industry Trends

Natural gas prices historically have been volatile, and this volatility is expected to continue. Oil and natural gas are linked commodities with many drilling projects producing both products. The sustained low oil price environment has made some drilling projects uneconomic.  Uncertainty continues to exist as to the direction of future natural gas and near-term crude oil price and oil trends in the United States and worldwide.  Over the last several years, gas prices have not shown the resiliency that crude oil prices have typically shown. Oil-based projects tend to produce a marketable quantity of gas. With crude prices beginning to show strength, gas production and compression is expected to follow. We also believe that natural gas is a more environmentally friendly source of energy which is likely to result in increases in demand over time.  Being primarily a provider of services and equipment to natural gas producers, we are impacted by changes in natural gas, crude oil and condensate prices.  Longer term natural gas prices will be determined by the supply and demand for natural gas as well as the prices of competing fuels, such as oil and coal, and renewable energy such as wind and solar. Prices for oil and natural gas will also be determined by the energy strategies of the world's top producing companies.

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

Notwithstanding the recent softness in natural gas prices, we believe that there be a growing demand for natural gas related products, in the long-term.  We expect long-term demand for our products and services will increase as prices recover as a result of:

•the increasing demand for energy, both domestically and abroad;
•continued non-conventional gas exploration and production;
•environmental considerations which provide strong incentives to use natural gas in place of other carbon fuels;
•the cost savings of using natural gas rather than electricity for heat generation;
•implementation of international environmental and conservation laws;
•the aging of producing natural gas reserves worldwide;
•the extensive supply of undeveloped non-conventional natural gas reserves;
•the increased drilling for shale oil and its associated gas production;
•the use of our equipment for gas lift on oil wells; and
•the increase in worldwide mobility of natural gas via LNG.

Our Operating Units

We identify our operating units based upon major revenue sources as Gas Compressor Rental, Engineered Equipment Sales, Service and Maintenance and Corporate.

Gas Compressor Rental.  Our rental business is primarily focused on non-conventional natural gas and oil production.  We provide rental of small to medium horsepower compression equipment, with an emerging position in the large horsepower market, to customers under contracts typically having minimum initial terms of six to twenty four months.  Historically, in our experience, most customers retain the equipment beyond the expiration of the initial term.  At December 31, 2018, 43% of our rented compressors were under a lease term while the remainder were leased on a month-to-month basis. By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing a higher volume of natural gas due to greater equipment run-time.  Outsourcing also allows our customers to reduce their compressor downtime, operating and maintenance costs and capital investments and more efficiently meet their changing compression needs. We maintain and service compressor equipment rented to our customers.

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

As of December 31, 2018, we had 2,572 natural gas compressors in our rental fleet totaling 398,765 horsepower, as compared to 2,546 natural gas compressors totaling 369,961 horsepower at December 31, 2017.  As of December 31, 2018, we had 1,361 natural gas compressors totaling 230,089 horsepower rented to 94 customers, compared to 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers at December 31, 2017. As of December 31, 2018, the utilization rate of our rental fleet was 52.9% compared to 49.5% as of December 31, 2017.

Engineered Equipment Sales.  This operating unit includes the following components:

•Compressor fabrication.  Fabrication involves the assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale.  In addition to fabricating compressors for our rental fleet, we engineer and fabricate natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought.

•Compressor manufacturing.  We design and manufacture our own proprietary line of reciprocating compressor frames, cylinders and parts known as our “CiP”, or Cylinder-in-Plane, product line.  We use the finished components to fabricate compressor units for our rental fleet or for sale to customers.  We also sell finished components to other fabricators.

•Flare fabrication.  We design, fabricate, sell, install and service flare stacks and related ignition and control devices for the onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases.  Applications for this equipment are often environmentally and regulatory driven, and we believe we are a leading supplier to this market.

•Parts sales and compressor rebuilds.  To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations.  We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business.

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

Business Strategy

During downturns in the economy and adverse swings in oil and gas prices, our strategy has been to reduce expenses in line with the lower anticipated business activity, and fabricate compressor equipment only in direct response to market requirements. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Performance Trends and Outlook" for more information.  Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•Expand rental fleet.  We intend to prudently increase the size of our rental fleet by fabricating compressor units in numbers that correspond to the growth of the market and in relation to market share gains we may experience. We believe our future growth will be primarily driven through our placement of larger horsepower wellhead natural gas compressors for non-conventional natural gas and oil production, with selected fabrication of medium horsepower compressors to meet customer demand beyond our inventory.

•Geographic expansion.  We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Colorado, Kansas, Michigan, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming.

•Expand our ‘secondary’ product lines.   In addition to our primary rental and engineered product business lines, we will emphasize the growth of our other products, e.g., flares, CiP compressor products and general compressor maintenance and repair services.

•Selectively pursue acquisitions.  We will continue to evaluate potential acquisitions, joint ventures and other opportunities that could provide us with access to new markets or enhance our current market position.

Competitive Strengths

We believe our competitive strengths include:
•Superior customer service.  Our availability of the small to high horsepower compression has enabled us to effectively meet the evolving needs of our customers.  We believe these markets provide the maximum demand, coupled with our personalized services and in-depth knowledge of our customers’ operating needs and growth plans, have allowed us to enhance our relationships with existing customers as well as attract new customers.  The size, type and geographic diversity of our rental fleet enable us to provide customers with a range of compression units that can serve a wide variety of applications.  We are able to select the correct equipment for the job, rather than the customer trying to fit its application to our equipment.
•Diversified product line.  Our compressors are available as high and low pressure rotary screw and reciprocating packages.  They are designed to meet a number of applications, including wellhead production, natural gas gathering, natural gas transmission, vapor recovery and gas and plunger lift.  In addition, our compressors can be built to handle a variety of gas mixtures, including air, nitrogen, carbon dioxide, hydrogen sulfide and hydrocarbon gases.  A diversified compression product line helps us compete by being able to satisfy widely varying pressure, volume and production conditions that customers encounter. Our "Flare King" product line provides flares and gas incineration devices to the industry for production maintenance and environmental compliance.
•Purpose-built rental compressors.  Our rental compressor packages have been designed and built to address the primary requirements of our customers in the producing regions in which we operate.  Our units are compact in design and are easy, quick and inexpensive to move, install and start-up.  Our control systems are technically advanced and allow the operator to start and stop our units remotely and/or in accordance with well conditions.  We believe our rental fleet is also one of the newest.
•Experienced management team.  On average, each of our executive and operating team members has over 30 years of oilfield services industry experience.  We believe our management team has successfully demonstrated its ability to grow our business during times of expansion and to manage through downturns.
•Broad geographic presence.  We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Colorado, Kansas, Michigan, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming.  Our footprint allows us to service many of the natural gas producing regions in the United States.  We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel. We also sell engineered compression products to international customers.
•Long-standing customer relationships.  We have developed long-standing relationships providing compression equipment to many major and independent oil and natural gas companies.  Our customers generally continue to rent our compressors after the expiration of the initial terms of our rental agreements, which we believe reflects their satisfaction with the reliability and performance of our services and products.

Major Customers

Sales and rental income to Occidental Permian, LTD. ("Oxy") for the year ended December 31, 2018 amounted to 28% of our revenue. Sales and rental income to Oxy and Devon Energy Production, Inc. ("Devon") for the year ended December 31, 2017 amounted to 20% and 15% of our revenue, respectively. Sales and rental income to Devon and Oxy for the year ended December 31, 2016 amounted to 21% and 19% of our revenue. No other single customer accounted for more than 10% of our revenues in 2018, 2017 or 2016.

Oxy amounted to 26% of our accounts receivables as of December 31, 2018 and 14% of our accounts receivable as of December 31, 2017. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2018 and 2017. The loss of either of these two key customers would have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2018, we had a sales backlog of approximately $14.8 million compared to $7.8 million as of December 31, 2017.  We are scheduled to fulfill the backlog primarily by the end of third quarter 2019. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that in many instances require three or four months of lead time prior to delivery of the order.

Employees

As of December 31, 2018, we had 273 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, commonly known as CERCLA, and comparable state statutes impose strict liability on:

•owners and operators of sites, and
•persons who disposed of or arranged for the disposal of "hazardous substances" found at sites.

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

The Clean Water Act ("CWA") and the Oil Pollution Act of 1990 and implementing regulations govern:

•the prevention of discharges, including oil and produced water spills, and
•liability for drainage into waters.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controllers at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. However, in a March 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In June 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements.  On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule's fugitive emissions monitoring requirements, and expects to "significantly reduce" the regulatory burden of the rule in doing so. These standards, as well as any future laws and their implementing regulations, may impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Suppliers and Raw Materials

Fabrication of our rental compressors involves the purchase by us of engines, compressors, coolers and other components, and the assembly of these components on skids for delivery to customer locations.  These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an "as needed" basis, which typically requires a three to six month lead time with delivery dates scheduled to coincide with our estimated production schedules.  Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available.  In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors.  However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we are unable to increase our rental rates and sale prices proportionate to any such component price increases.

Available Information

We use our website as a channel of distribution for Company information.  We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.  We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors.   Paper copies of our filings are also available, without charge upon written request. Please mail requests sent before March 31, 2019 to Natural Gas Services Group, Inc. at 508 West Wall Street, Suite 550, Midland, Texas 79701. Mail all requests made after March 31, 2019 to our new location at 404 Veterans AirPark Lane, Suite 300 Midland, TX 79705.  The information contained on our website is not part of this Report.

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

Economic conditions in the United States and abroad have, and will likely continue to, affect our revenue and profitability. The condition of domestic and global financial markets, relatively low  natural gas and oil prices, and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could become significant.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for gas and oil would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

Decreased oil and natural gas prices and oil and gas industry expenditure levels adversely affect our revenue.

Our revenue is derived primarily from expenditures in the oil and natural gas industry, which, in turn, are based on budgets to explore for, develop and produce oil and natural gas.  When these expenditures decline, as they have at various times during the past several years, our revenue will suffer.  The industry’s willingness to explore for, develop and produce oil and natural gas depends largely upon the prevailing view of future oil and natural gas prices.  Prices for oil and natural gas historically have been, and are likely to continue to be, highly volatile.  Many factors affect the supply and demand for oil and natural gas and, therefore, influence oil and natural gas prices, including:

•the level of oil and natural gas production;
•the level of oil and natural gas inventories;
•domestic and worldwide demand for oil and natural gas;
•the expected cost of developing new reserves;
•the cost of producing oil and natural gas;
•the level of drilling and completions activity;
•inclement weather;
•domestic and worldwide economic activity;
•regulatory and other federal and state requirements in the United States;
•the ability of the Organization of Petroleum Exporting Countries, national oil companies and other large producers to set and maintain production levels and prices for oil;
•political conditions in or affecting oil and natural gas producing countries;
•terrorist activities in the United States and elsewhere;
•the cost of developing alternate energy sources;
•environmental regulation; and
•tax policies.

Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services.  Our rental contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices.  Any prolonged reduction in drilling and production activities historically has materially eroded both pricing and utilization rates for our equipment and services and adversely affects our financial results.  As a result of any such prolonged reductions, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

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

The Company has witnessed the effects of the foregoing risks. Since the beginning of the steep decline in oil and gas prices in late 2014, the Company's revenues have declined approximately 32% from 2014 and its compressor utilization rate has declined from 76.0% at December 31, 2014 to 52.9% at December 31, 2018.

Our industry is highly cyclical, and our results of operations may be volatile.

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing.  Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time. We have been required to enter into lower rate rental contracts in response to market conditions and our rentals and sales revenue have decreased as a result of such conditions. Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business.  As a result of the cyclicality of our industry, we anticipate our results of operations will be volatile in the future.

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

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could harm our operations and financial condition, including the:
•issuance of administrative, civil and criminal penalties;
•denial or revocation of permits or other authorizations;
•reduction or cessation in operations; and

•performance of site investigatory, remedial or other corrective actions.

Risks Associated With Our Company

As of December 31, 2018, a majority of our compressor rentals were for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

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

Our products are used in production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations. While we maintain insurance coverage, we face the following risks under our insurance coverage:

•we may not be able to continue to obtain insurance on commercially reasonable terms;
•we may be faced with types of liabilities that will not be covered by our insurance, such as damages from significant product liabilities and from environmental contamination;
•the dollar amount of any liabilities may exceed our policy limits; and
•we do not maintain coverage against the risk of interruption of our business.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 28% of our revenue for the year ended December 31, 2018, and two customers that accounted for an aggregate of approximately 35% of our revenue for the year ended December 31, 2017.  At December 31, 2018, one customer accounted for an aggregate of 26% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values and liquidity substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in flat or moderate growth in our customers’ spending for our products and services in 2019. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

During 2019, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. The amount and timing of any of these capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through cash flows from operations and borrowings under bank credit facilities. Although we believe that cash on hand, cash flows from our operations and/or bank borrowing from our line of credit will provide us with sufficient cash to fund our planned capital expenditures for 2019, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30 million line of credit, we owe $417,000 as of December 31, 2018.  All outstanding principal and unpaid interest is due on December 31, 2020.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations

Our variable rate debt is tied to the benchmark LIBOR. LIBOR is calculated by reference to a market for interbank lending, and it's based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner that LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

U.S. Dollar LIBOR will likely be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York; however, the timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR, and there is not an established process to create robust, forward-looking, SOFR term rates. Changing the benchmark rate for our debt instruments from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by the transition, but there is no assurance that the calculated spread will be fair and accurate. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. If LIBOR ceases to exist, we may need to renegotiate our line of credit to determine the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our interest expense cannot yet be determined.

Our debt levels may negatively impact our current and future financial stability.

Should we utilize our full debt capacity, growth beyond that point could be impacted. As of December 31, 2018, we had an aggregate of approximately $417,000 of outstanding indebtedness, and accounts payable and accrued expenses of approximately $10.9 million.  As a result of our  indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness.  The level of our indebtedness could have several important effects on our future operations, including:
•our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;
•a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for other purposes; and
•our leverage if increased to an unacceptable level, could make us more vulnerable to economic downturns.

If we are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

As of December 31, 2018, we had $417,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current revolver are sufficient to meet our capital needs through 2019. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:
•sell assets at disadvantageous prices;
•obtain additional financing; or
•refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current credit agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our credit agreement, we must:
•comply with a minimum leverage ratio;
•comply with a commitment coverage ratio;
•not exceed specified levels of debt; and
•comply with limits on asset sales.

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

We have significantly expanded our operations since our formation in 1998 and anticipate that our growth will continue if we are able to execute our strategy, subject to the supply and demand for oil and natural gas.  Future growth may place significant strain on our management and other resources. To manage our future growth, we must be able to, among other things:

•accurately assess the number of additional officers and employees we will require and the areas in which they will be required;
•attract, hire and retain additional highly skilled and motivated officers and employees;
•train and manage our work force in a timely and effective manner;
•upgrade and expand our office infrastructure so that it is appropriate for our level of activity; and
•improve our financial and management controls, reporting systems and procedures.

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

 Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. An aggregate of 22.7% of the outstanding shares of our common stock are owned by three institutional investors, each of which owns more than 5% of our outstanding shares as of March 8, 2019.  Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price.  In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.2% of the outstanding shares of our common stock as of March 8, 2019, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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

Our articles of incorporation and bylaws contain provisions that may discourage acquisition bids and may limit the price investors are willing to pay for our common stock.  Our articles of incorporation and bylaws provide that:
•directors are elected for three-year terms, with approximately one-third of the board of directors standing for election each year;
•cumulative voting is not allowed, which limits the ability of minority shareholders to elect any directors;
•the unanimous vote of the board of directors or the affirmative vote of the holders of not less than 80% of the votes entitled to be cast by the holders of all shares entitled to vote in the election of directors is required to change the size of the board of directors; and
•directors may be removed only for cause and only by the holders of not less than 80% of the votes entitled to be cast on the matter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2018:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	70,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Owned	45,000	Corporate office*
Midland, Texas	Leased	13,135	Corporate office
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Godley, Texas	Leased	5,000	Parts and services
Vernal, Utah	Leased	3,200	Parts and services
Carrollton, Ohio	Leased	2,600	Parts and services
Loveland, Colorado	Leased	2,400	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services
Grapevine, Texas	Leased	800	Sales

*In 2017, the Company purchased 3.059 acres in Midland, Texas for the location of its new corporate office. Construction of the new 45,000 sq. ft. building is under way, and is expected to cost approximately $12.0 million and completed in late first quarter or early second quarter of 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported for 2018 and 2017.

2018	Low	High
First Quarter	$23.30	$29.10
Second Quarter	21.90	26.55
Third Quarter	20.80	24.00
Fourth Quarter	15.42	21.10
2017	Low	High
First Quarter	$24.50	$32.05
Second Quarter	22.85	28.80
Third Quarter	22.80	29.25
Fourth Quarter	24.35	29.05

As of December 31, 2018  as reflected by our transfer agent records, we had 15 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 4, 2019, the last reported sale price of our common stock as reported by the New York Stock Exchange was $18.37 per share.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2018

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Natural Gas Services Group, Inc
S&P 500 Index
Philadelphia Oil Services Index

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options		(b) Weighted-average issuance or exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	283,686	(1)	$20.46	318,503
Restricted Stock / Unit Plan	214,630		$25.51	45,533
Total	498,316			364,036

(1) Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Repurchase of Equity Securities

No repurchases of our securities were made by us or on our behalf by any “affiliated purchaser” during the year ended December 31, 2018.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2018.  In the table we also present non-GAAP financial measures, Adjusted EBITDA and Adjusted Gross Margin, which we use in our business. These measures are not calculated or presented in accordance with GAAP. We explain these measures below and reconcile them to the most directly comparable financial measure calculated and presented in accordance with GAAP in "Non-GAAP Financial Measures." This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.

The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
STATEMENTS OF INCOME AND OTHER INFORMATION:
Revenues	$65,478	$67,693	$71,654	$95,919	$96,974
Costs of revenues, exclusive of depreciation and amortization shown separately below	33,695	34,743	31,872	42,655	43,147
Loss on retirement of rental equipment	—	—	545	4,370	—
Depreciation and amortization	22,049	21,302	21,796	22,758	21,507
Selling, general and administrative expenses	9,096	10,081	9,011	10,989	10,334
Operating income	638	1,567	8,430	15,147	21,986
Total other income, net	113	36	35	117	172
Income before income taxes	751	1,603	8,465	15,264	22,158
Income tax expense (benefit)	325	(18,248)	1,996	5,117	8,030
Net income	$426	$19,851	$6,469	$10,147	$14,128
Net income per common share:
Basic	$0.03	$1.55	$0.51	$0.81	$1.14
Diluted	$0.03	$1.51	$0.50	$0.79	$1.11
Weighted average shares of common stock outstanding:
Basic	12,965	12,831	12,702	12,567	12,434
Diluted	13,233	13,110	12,935	12,793	12,721
Adjusted EBITDA(1)	$22,869	$22,919	$30,814	$42,407	$43,675
Adjusted gross margin (2)	$31,783	$32,950	$39,782	$53,264	$53,827
Cash flows from:
Operating Activities	$23,414	$17,452	$31,785	$41,566	$33,742
Investing Activities	(40,010)	(12,791)	(3,414)	(12,270)	(52,280)
Financing Activities	16	453	191	55	276
Net change in cash and cash equivalents	$(16,580)	$5,114	$28,562	$29,351	$(18,262)

	As of December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$96,399	$108,226	$95,359	$68,074	$49,631
Total assets	305,401	298,310	293,524	285,553	282,712
Long-term debt (including current portion)	417	417	417	417	417
Stockholders’ equity	260,181	257,319	232,954	223,981	210,587

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

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net income) from operations before interest, taxes, loss on retirement of rental equipment, depreciation and amortization.  This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
•it is widely used by investors in the energy industry to measure a company’s operating performance without regard to items excluded from the calculation of Adjusted EBITDA, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
•it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating structure; and
•it is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, as a basis for strategic planning and forecasting, and as a component for setting incentive compensation.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles.  Some of these limitations are:
•Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income	$426	$19,851	$6,469	$10,147	$14,128
Interest expense	69	14	8	15	10
Income tax expense (benefit)	325	(18,248)	1,996	5,117	8,030
Loss on retirement of rental equipment	—	—	545	4,370	—
Depreciation and amortization	22,049	21,302	21,796	22,758	21,507
Adjusted EBITDA	$22,869	$22,919	$30,814	$42,407	$43,675

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

Reconciliation

The following table reconciles our operating income, the most directly comparable GAAP financial measure, to Adjusted Gross Margin:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Operating Income	$638	$1,567	$8,430	$15,147	$21,986
Depreciation and amortization	22,049	21,302	21,796	22,758	21,507
Selling, general, and administration expenses	9,096	10,081	9,011	10,989	10,334
Loss on retirement of rental equipment	—	—	545	4,370	—
Adjusted Gross Margin	$31,783	$32,950	$39,782	$53,264	$53,827

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2018, 2017 and 2016.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 60 months.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts include maintenance charges and are paid monthly in advance.  As of December 31, 2018, we had 1,361 natural gas compressors totaling 230,089 horsepower rented to 94 customers, compared to 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers at December 31, 2017.  Of the 1,361 compressors rented at December 31, 2018, 779 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Rental	$47,766	$46,046	$56,717
Sales	16,269	20,208	13,621
Service and maintenance	1,443	1,439	1,316
Total	$65,478	$67,693	$71,654

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

Demand for our products and services was relatively strong through 2018 due to increasing oil prices, in spite of continued low natural gas prices. As crude oil prices continue to rebound, demand for our products began to recover. There continues to be uncertainty as oil and gas prices have not shown long-term stability.

For fiscal year 2019, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash on hand and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2019.  If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, which exceed our current resources. To the extent needed, any such additional capital may not be available to us when we need it or on acceptable terms.

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

Our critical accounting policies are as follows:
•revenue recognition;
•estimating the allowance for doubtful accounts receivable;
•accounting for income taxes;
•valuation of long-lived and intangible assets and goodwill; and
•valuation of inventory.

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

Custom/fabricated compressors and flare systems - The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is complete and shipped, or in accordance with a bill and hold arrangements the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the years ended December 31, 2018 and 2017 was approximately $8.3 million and $4.6 million, respectively.

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

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  At December 31, 2018, one customer accounted for 26% of our accounts receivable, and at December 31, 2017, one customer accounted for approximately 14% of our accounts receivable.  A significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. At December 31, 2018 and 2017, our allowance for doubtful accounts balance was $291,000 and $569,000, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which made broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act were reflected in the Company’s 2017 financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provided SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). See Note 7, “Income Taxes,” to our Consolidated Financial Statements included here for further information on the financial statement impact of the 2017 Tax Act.

ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our policy regarding income tax interest and penalties is to expense those items as other expense.

Valuation of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•significant negative industry or economic trends; and
•significant decline in the market value of our stock.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

We completed a review for impairment on our goodwill and indefinite-lived intangibles assets during the fourth quarter of 2018. Our analysis considered multiple qualitative factors to determine whether events and circumstances indicate that we more than likely than not experienced impairment to the stated value of goodwill. Our qualitative assessment included a review of changes in key company financial metrics, stock performance and other measures that are important to the company's success. The other measure included demand for our products and services, maintenance of customers and cost of producing our product. Based on the qualitative analysis, we concluded that it is more likely than not that we have not incurred impairment and are not required to take further action. As a result, no impairment of goodwill or indefinite-lived intangibles was recorded during the year ended December 31, 2018. Future impairment tests could result in impairments of our intangible assets or goodwill.

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. At December 31, 2018, an adjustment to the allowance of $1,360 of inventory was made to remove obsolete inventory and bring inventory to current estimated net realizable value. This adjustment was the result of our obsolescence and lower cost and net realizable value which is conducted each year. We ended 2018 with an inventory allowance balance of $19,000.

Our Performance Trends and Outlook

In anticipation of a slow recovery of natural gas and oil prices, our customers are expected to be cautious in capital investments. We expect the overall activity levels will increase as we move through 2019. The expected slow increase in capital commitments and the inherent delay in demand for our products may result in modestly higher activity levels for 2019. In addition, we may continue to experience price pressure from our competitors until a more stable demand for oilfield products and services is established. We believe our fabrication business will likely reflect this level of activity in our production level through 2019. We believe growth in our rental operations business will also be moderated by this sluggish recovery.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2018 and December 31, 2017.

	Revenue
	Year Ended December 31,
	2018		2017
	(dollars in thousands)
Rental	$47,766	72.9%	$46,046	68.0%
Sales	16,269	24.8%	20,208	29.9%
Service & Maintenance	1,443	2.3%	1,439	2.1%
Total	$65,478		$67,693

Total revenue decreased to $65.5 million from $67.7 million, or 3.3%, for the year ended December 31, 2018, compared to 2017. This was the result of a 19.5% decrease in sales revenue, which was offset by a 3.7% increase in rental revenue and a 0.3% increase in service and maintenance revenue.

Rental revenue increased to $47.8 million from $46.0 million, or 3.7%, for the year ended December 31, 2018, compared to 2017.  This increase is due to an increase in the average oil and natural prices for the year ended December 31, 2018, resulting in units being deployed, as well as a rise in the demand for our higher horsepower units. As of December 31, 2018, we had 2,572 natural gas compressors in our rental fleet totaling 398,765 horsepower, as compared to 2,546 natural gas compressors totaling 369,961 horsepower as of December 31, 2017.  As of December 31, 2018, we had 1,361 natural gas compressors totaling 230,089 horsepower rented to 94 customers, compared to 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers as of December 31, 2017. The rental fleet had a utilization of 52.9% as of December 31, 2018 as compared to 49.5% at December 31, 2017.

Sales revenue decreased to $16.3 million from $20.2 million, or 19.5%, for the year ended December 31, 2018, compared to 2017. Our sales activity can fluctuate depending on the demand from our customers' investments in non-conventional shale plays which require compression for producing natural gas and scheduling of projects in our fabrication facility. Due to economic uncertainty and continued tight credit markets, the energy industry continued to encounter reduced capital spending. While our strategy is to maintain our rental revenues so that they are a larger component of total revenue, we will continue to build and sell custom fabricated equipment. In support of this, we intend to cultivate new sales oriented customers and are actively pursuing small, medium and large reciprocating compressor fabrication projects, as well as, building rotary screw-type equipment of any size. Sales include: (1) compressor unit sales, (2) flare sales, (3) parts sales and (4) compressor rebuilds.

Operating income decreased to $638,000 from $1.6 million, for the year ended December 31, 2018, compared to 2017. This decrease is attributed to a 3.4% drop in our rental margins, due to costs incurred in the deploying units.

During the fourth quarter of 2018, management performed a review of our rental compressor units and determined there were 13 units fully depreciated in our rental fleet which needed to be retired, representing total horsepower of 1,360.

Selling, general, and administrative expenses decreased to $9.1 million for the year ended December 31, 2018, as compared to $10.1 million for 2017. This 9.8% decrease is primarily a result in a decrease in stock compensation of $1.7 million.

Depreciation and amortization expense increased to $22.0 million from $21.3 million, or 3.5%, for the year ended December 31, 2018, compared to 2017.  The increase is the result of larger horsepower units being added to the fleet. We added  31 units (approximately 29,508 horsepower) to our fleet over the past twelve months. Twenty-seven of these were 400 horsepower or larger, representing 99% of the horsepower added.

Provision for income tax decreased to $325,000 from a $18.2 million benefit for the year ended December 31, 2018 compared to 2017. As discussed in Note 13 to the financial statements, during the fourth quarter of 2018, the Company discovered a potentially uncertain tax position attributable deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000, $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position.  In 2017, the $18.2 million tax benefit was the result of the $18.4 million income tax benefit recorded in connection with the 2017 Tax Act, due to the re-measurement of our deferred tax assets and liabilities at the new federal statutory rate.

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

Adjusted Gross Margin Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2018 and December 31, 2017.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2018		2017
	(dollars in thousands)
Rental	$27,020	56.6%	$27,959	60.7%
Sales	3,705	22.8%	3,922	19.4%
Service & Maintenance	1,058	73.3%	1,069	74.3%
Total	$31,783	48.5%	$32,950	48.7%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Item 6. Selected Financial Data - Non-GAAP Financial Measures" in this Report.

The overall adjusted gross margin percentage dropped to 48.5% for the year ended December 31, 2018 compared to 48.7% for the year ended December 31, 2017, exclusive of depreciation and amortization. Our drop in gross margins is mainly due to the drop in rental revenue margins due to costs incurred in deploying units. Rental margins decreased for the year ended December 31, 2018 compared to 2017 to 56.6% from 60.7%. Sales margin increased to 22.8% from 19.4% for the year ended 2018 compared to 2017. Third party service and maintenance margins decreased to 73.3% from 74.3% for the year ended December 31, 2018 compared to 2017. Service and maintenance represents 2% of our revenue providing minimal impact on our overall adjusted gross margin.

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

The overall adjusted gross margin percentage dropped to 48.7% for the year ended December 31, 2017 compared to 55.5% for the year ended December 31, 2016, exclusive of depreciation and amortization. The drop in gross margins was mainly due to the drop in rental revenue margins due to some pricing pressures from our customers. Rental margins decreased for the year ended December 31, 2017 compared to 2016 to 60.7% from 64.1%. Sales margin increased to 19.4% from 18.3% for the year ended 2017 compared to 2016. Third party service and maintenance margins increased to 74.3% from 69.8% for the year ended December 31, 2017 compared to 2016. Service and maintenance represents 2% of our revenue providing minimal impact on our overall adjusted gross margin.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2018 and 2017 are set forth below.

	2018	2017
	(in thousands)
Current Assets:
Cash and cash equivalents	$52,628	$69,208
Trade accounts receivable, net	7,219	8,534
Inventory, net	30,974	26,224
Prepaid income taxes	3,148	3,443
Prepaid expenses and other	2,430	817
Total current assets	96,399	108,226
Current Liabilities:
Accounts payable	$2,122	$4,162
Accrued liabilities	8,743	3,106
Deferred income	81	185
Total current liabilities	10,946	7,453
Net working capital	$85,453	$100,773

Historically, we have funded our operations through cash flows from operations and borrowings under bank credit facilities. In recent years, we have primarily funded our operations through cash flow from operations and, to a lesser extent, borrowings under our bank line of credit, which is described below. For the year ended December 31, 2018, we invested approximately $39.8 million in equipment for our rental fleet service vehicles and land for our new corporate office. We financed this activity with cash on hand.

Cash flows

At December 31, 2018, we had cash and cash equivalents of $52.6 million and working capital of $85.5 million, and total debt of $417,000 under our credit agreement, which is due in 2020. Our cash and cash equivalents decreased from 2017 due to an increase on our capital program for contracted new large horsepower compressor builds and the construction of our new corporate office. We had positive net cash flow from operating activities of approximately $23.4 million during 2018. This was primarily from net income of $426,000 and non-cash items of depreciation and amortization of $22.0 million and $2.4 million related to stock-based compensation, a decrease in deferred income taxes of $5,000 and a decrease in cash flows related to working capital and other of $1.4 million.

At December 31, 2017, we had cash and cash equivalents of $69.2 million, working capital of $100.8 million and total debt of $417,000, under our credit agreement which is due in 2020. Our cash and cash equivalents increased from 2016 due to a the continued hold on our capital program for non-contracted compressor builds due to the continued depressed oil and natural gas prices. We had positive net cash flow from operating activities of approximately $17.5 million during 2017. This was primarily from net income of $19.9 million and non-cash items of depreciation and amortization of $21.3 million, $4.0 million related to stock-based compensation, offset by a decrease in deferred income taxes of $21.6 million and a decrease in working capital of $6.1 million.

Inventory increased to $31.0 million as of the end of 2018, as compared to $26.2 million as of the end of 2017. This increase is mainly due to purchases related to future jobs and the timing of jobs closing from work in progress to finished goods.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Line of credit	$—	$417	$—	$—	$—	$—	$417
Interest on line of credit	17	17	—	—	—	—	34
Purchase obligations	400	400	111	—	—	—	911
Other long term liabilities	—	—	—	57	—	—	57
Facilities and office leases	298	118	97	44	35	15	607
Total	$715	$952	$208	$101	$35	$15	$2,026

The Company also has a contractual obligation related to the construction of a new corporate office of $4.3 million, which we have and continue to finance by cash on hand. Construction on the new office began in late 2017 and is expected to be completed in early 2019.
Senior Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement extending the maturity date to December 31, 2020. No other material revisions were made to the credit facility. As of December 31, 2018, we owed $417,000 on the line of credit under the Credit Agreement.

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

As of December 31, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations if we were to borrow a significant amount under facility.

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31, 2018:

Expenditure Category	2018	2017	2016
	(in thousands)
Rental equipment and property and equipment	$39,790	$13,489	$3,321

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available bank line of credit are adequate to fully fund our net capital expenditures requirements for 2019 and beyond.  We also believe we have significant flexibility with respect to our financing alternatives and adjustment of our expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our current line of credit.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of December 31, 2018, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2018, we had met $3.9 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2018 was $57,000.

Recently Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements on page F-13.
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

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2018 and 2017, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2018, we had one customers that accounted for a total of approximately 26% of our accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15.In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting discussed below in Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the President and Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, due to the material weakness in our internal control over financial reporting discussed below.

During the fourth quarter of fiscal 2018, we identified a material weakness in internal controls over financial reporting related to the preparation and review of our tax provision. Specifically, we did not design and maintain effective controls to identify and account for nondeductible expenses.. This material weakness did not have, but could have resulted in various material adjustments to our income tax accounts. Therefore, we concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Remediation

Management plans to address the control deficiency that led to the material weakness during fiscal year 2019. Our plan is to perform an in-depth review over controls regarding taxes which may involve external experts and internal audit. We currently plan to have our review complete, new controls implemented and operating by the second quarter of 2019. Our goal is to remediate this material weakness by the end of 2019.

Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2018. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 18, 2019 on the effectiveness of internal control over financial reporting on page 37.
Changes in Internal Control Over Financial Reporting

Except for the control deficiency discussed there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

Opinion on Internal Control over Financial Reporting

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria. We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated March 18, 2018 on those financial statements.

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

Austin, Texas
March 18, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted in the "Investor Relations" section of our website at www.ngsgi.com. The Code of Business Conduct and Ethics maybe obtained free of charge by writing before March 31, 2019 to Natural Gas Services Group, Inc., Attn: Investor Relations, 508 W. Wall Street, Suite 550 Midland, Texas 79701 and after March 31, 2019 to 404 Veterans Airpark Lane Midland, TX 79705.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

NATURAL GAS SERVICES GROUP, INC.

Date:	March 18, 2019	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 18, 2019
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 18, 2019
G. Larry Lawrence
/s/ Charles G. Curtis	Director	March 18, 2019
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 18, 2019
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 18, 2019
David L. Bradshaw
/s/ John W. Chisholm	Director	March 18, 2019
John W. Chisholm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion thereon.
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

Austin, Texas
March 18, 2019

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$52,628	$69,208
Trade accounts receivable, net of allowance for doubtful accounts of $291 and $569, respectively	7,219	8,534
Inventory	30,974	26,224
Prepaid income taxes	3,148	3,443
Prepaid expenses and other	2,430	817
Total current assets	96,399	108,226
Long-Term Inventory, net of allowance for obsolescence of $19 and $15, respectively	3,980	2,829
Rental equipment, net of accumulated depreciation of $165,428 and $145,851, respectively	175,886	167,099
Property and equipment, net of accumulated depreciation of $11,556 and $11,274, respectively	16,587	7,652
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,758 and $1,632, respectively	1,401	1,526
Other assets	1,109	939
Total assets	$305,401	$298,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,122	$4,162
Accrued liabilities	8,743	3,106
Deferred income	81	185
Total current liabilities	10,946	7,453
Line of credit	417	417
Deferred income tax liability	32,158	32,163
Other long-term liabilities	1,699	958
Total liabilities	45,220	40,991
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,005 and 12,880 shares issued and outstanding, respectively	130	129
Additional paid-in capital	107,760	105,325
Retained earnings	152,291	151,865
Total stockholders' equity	260,181	257,319
Total liabilities and stockholders' equity	$305,401	$298,310

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except earnings per share)

	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Rental income	$47,766	$46,046	$56,717
Sales	16,269	20,208	13,621
Service and maintenance income	1,443	1,439	1,316
Total revenue	65,478	67,693	71,654
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	20,746	18,087	20,350
Cost of sales, exclusive of depreciation stated separately below	12,564	16,286	11,124
Cost of service and maintenance, exclusive of depreciation stated separately below	385	370	398
Loss on retirement of rental equipment	—	—	545
Selling, general and administrative expenses	9,096	10,081	9,011
Depreciation and amortization	22,049	21,302	21,796
Total operating costs and expenses	64,840	66,126	63,224
Operating income	638	1,567	8,430
Other income
Interest expense	(69)	(14)	(8)
Other income	182	50	43
Total other income, net	113	36	35
Income before provision for income taxes	751	1,603	8,465
Provision for income taxes
Current	(248)	3,334	4,709
Deferred	573	(21,582)	(2,713)
Total income tax expense (benefit)	325	(18,248)	1,996
Net income	$426	$19,851	$6,469
Earnings per share:
Basic	$0.03	$1.55	$0.51
Diluted	$0.03	$1.51	$0.50
Weighted average shares outstanding:
Basic	12,965	12,831	12,702
Diluted	13,233	13,110	12,935

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2015	—	$—	12,603	$126	$98,310	$125,545	$223,981
Exercise of common stock options	—	—	62	1	1,041	—	1,042
Compensation expense on common stock options	—	—	—	—	506	—	506
Issuance of restricted stock	—	—	99	—	—	—	—
Tax benefit of equity compensation			—	—	72	—	72
Compensation expense on restricted common stock	—	—	—	1	1,792	—	1,793
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(909)	—	(909)
Net income	—	—	—	—		6,469	6,469
BALANCES, December 31, 2016	—	$—	12,764	$128	$100,812	$132,014	$232,954
Exercise of common stock options	—	—	56	—	1,120	—	1,120
Compensation expense on common stock options	—	—	—	—	363	—	363
Issuance of restricted stock	—	—	60	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	3,674	—	3,675
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(644)	—	(644)
Net income	—	—	—	—	—	19,851	19,851
BALANCES, December 31, 2017	—	$—	12,880	$129	$105,325	$151,865	$257,319
Exercise of common stock options	—	—	38	—	680	—	680
Compensation expense on common stock options	—	—	—	—	159	—	159
Issuance of restricted stock	—	—	87	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	2,225	—	2,226
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(629)	—	(629)
Net income	—	—	—	—	—	426	426
BALANCES, December 31, 2018	—	$—	13,005	$130	$107,760	$152,291	$260,181

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426	$19,851	$6,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,049	21,302	21,796
Deferred taxes	(5)	(21,582)	(2,713)
Gain on disposal of assets	(69)	(87)	(86)
Loss on retirement of rental equipment	—	—	545
Bad debt allowance	(185)	90	61
Inventory allowance	—	273	566
Stock based compensation	2,385	4,038	2,299
(Loss) Gain on company owned life insurance	154	(67)	(14)
Changes in assets (increase) decrease in:
Trade accounts receivables	1,500	(1,246)	1,668
Inventory	(5,757)	(5,350)	1,131
Prepaid income taxes and prepaid expenses	(1,318)	(1,806)	(1,539)
Changes in liabilities increase (decrease) in:
Accounts payable and accrued liabilities	3,597	3,410	(439)
Deferred income	(104)	(2,040)	1,954
Other	741	666	159
Tax benefit from equity compensation	—	—	(72)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,414	17,452	31,785
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental, property and equipment	(39,790)	(13,489)	(3,321)
Purchase of company owned life insurance	(289)	(620)	(194)
Proceeds from insurance claim	—	1,231	—
Proceeds from sale of property and equipment	69	87	101
NET CASH USED IN INVESTING ACTIVITIES	(40,010)	(12,791)	(3,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of other long-term liabilities	(35)	(23)	(14)
Proceeds from exercise of stock options	680	1,120	1,042
Tax Benefit from equity compensation	—	—	72
Taxes paid related to net share settlement of equity awards	(629)	(644)	(909)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16	453	191
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,580)	5,114	28,562
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,208	64,094	35,532
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,628	$69,208	$64,094
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14	$14	$8
Income taxes paid	$85	$3,725	$5,825
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$144	$55	$724

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include fixed asset lives, bad debt allowance and the allowance for inventory obsolescence. Additionally, NGS conducts a yearly review of impairment of long-lived assets. Throughout the review, determining factors are based on estimates that can significantly impact the carrying value of these assets. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts.  We extend credit based on management's assessment of the customer's financial condition, receivable aging, customer disputes and general business and economic conditions.   The allowance for doubtful accounts was $291,000 and $569,000 at December 31, 2018 and 2017, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

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

Custom/fabricated compressors and flare systems - The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is complete and shipped, or in accordance with a bill and hold arrangements the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the years ended December 31, 2018 and 2017 was approximately $8.3 million and $4.6 million, respectively.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the years ended:

	Year Ended December 31,
	(in thousands)
	2018	2017	2016
Compressors - sales	$10,994	$13,382	$10,038
Flares - sales	2,535	2,755	1,183
Other (Parts/Rebuilds) - sales	2,740	4,071	2,400
Service and maintenance [1]	20,537	19,857	24,016
Total revenue from contracts with customers	36,806	40,065	37,637
Add: non-ASC 606 rental revenue	28,672	27,628	34,017
Total revenue	$65,478	$67,693	$71,654

1Service and maintenance includes revenue from servicing our own rental equipment contracted to customers and third party equipment.

Contract Balances

As of December 31, 2018 and December 31, 2017, we had the following receivables and deferred income from contracts with customers:

	December 31, 2018	December 31, 2017
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$4,353	$5,454
Accounts receivable - non-ASC 606	3,157	3,649
Total Accounts Receivable	7,510	9,103
Less: Allowance for doubtful accounts	(291)	(569)
Total Accounts Receivable, net	7,219	8,534

Deferred income	$81	$185

The Company recognized $176,000 in revenue for the period ended December, 2018 that was included in deferred income at the beginning of 2018. For the period ended December 31, 2017, the Company recognized revenue of $1.9 million from amounts related to sales that were included in deferred income at the beginning of 2017.

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

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

(in thousands)	2020	2021	2022	2023	2024	Total
Service and Maintenance	$2,223	$1,842	$1,763	$704	$—	$6,532

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

Major Customers and Concentration of Credit Risk

Sales and rental income to Occidental Permian, LTD. ("Oxy") in 2018 amounted to 28% of revenue. Sales and rental income to Oxy and Devon Energy Production, Inc. ("Devon") in 2017 amounted to 20% and 15% of revenue, respectively. Sales and rental income to Devon and Oxy in 2016 amounted to 21% and 19% of revenue. No other single customer accounted for more than 10% of our revenues in 2018, 2017 or 2016. Oxy amounted to 26% of our accounts receivable as of December 31, 2018. Oxy amounted to 14% of our accounts receivable as of December 31, 2017. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2018 and 2017.

Inventory

Inventory (current and long-term) is valued at the lower of cost and net realizable value.  The cost of inventories is determined by the weighted average method.  A reserve is recorded against inventory balances for estimated obsolescence.  This reserve is based on specific identification and historical experience and totaled $19,000 and $15,000 at December 31, 2018 and 2017, respectively. There were 7 newly completed compressor units at December 31, 2018 and December 31, 2017 available for sale or for use in our rental fleet.  Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell within the next year. At December 31, 2018 and 2017, inventory consisted of the following (in thousands):

	2018	2017
Raw materials - current	$26,152	$22,813
Raw materials - long term	3,980	2,829
Finished Goods	1,022	1,022
Work in process	3,800	2,389
Total	$34,954	$29,053

Rental Equipment and Property and Equipment

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to the fleet. At December 31, 2018 and 2017, we had $11.9 million and $6.4 million in rental equipment work-in-progress, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has an estimated useful life of 15 years, while our property and equipment has an estimate useful lives which range from three to thirty-nine years.  The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue and the following table depicts the depreciation associated with each product line at December 31, 2018 , 2017 and 2015 (in thousands):

	2018	2017	2016
Rentals	$21,588	$20,861	$21,325
Sales	265	265	291
Service & Maintenance	22	21	25
Total	$21,875	$21,147	$21,641

We assess the impairment of rental equipment and property and equipment whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable.  The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant adverse changes in the extent or manner in which asset is being used or its condition, significant negative industry trends or legislative changes prohibiting us from leasing our units or flares. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value. We recognized no impairments in years ended December 31, 2018, 2017 or 2016.

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested for impairment annually or whenever events indicate impairment may have occurred. We performed a qualitative analysis each quarter of 2018 and our annual review was performed in the fourth quarter of 2018. We experienced no impairment of goodwill during the years ended December 31, 2018 or 2017.

Intangibles

At December 31, 2018 and 2017, NGSG had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2018 and 2017 was $1.4 million and $1.5 million, respectively.  Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately six years as of December 31, 2018.  Amortization expense recognized in each of the years ending December 31, 2018, 2017, and 2016 was $125,000. Estimated amortization expense for the years 2019-2024 is $125,000 per year. NGSG has an intangible asset with a gross carrying value of $654,000 at December 31, 2018 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2018			December 31, 2017

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$1,758	$747	$2,505	$1,633	$872
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$1,758	$1,401	$3,159	$1,633	$1,526

Our policy is to periodically review intangibles for impairment through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2018 or 2017. Separately, we reviewed our indefinite life intangible for impairment with our goodwill qualitative analysis, which we performed each quarter in 2018 due to a continued decline in our rental utilization and then annually in the fourth quarter of 2018. Based on this analysis, we experienced no impairment on our indefinite life intangible during the years ended December 31, 2018 or 2017.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $22,000 and $65,000 for December 31, 2018 and 2017, respectively, and is included in accrued liabilities on the consolidated balance sheet.

Financial Instruments and Concentrations of Credit Risk

We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts. We believe that the risk to our cash balance is minimal because we have chosen one of the nation’s largest most successful banks, with strong long-term ratings of Aa2/A+/AA.

Per Share Data

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.  There were anti-dilutive securities in 2018, 2017 and 2016.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$426	$19,851	$6,469
Denominator for basic net income per common share:
Weighted average common shares outstanding	12,965	12,831	12,702
Denominator for diluted net income per share:
Weighted average common shares outstanding	12,965	12,831	12,702
Dilutive effect of stock options and restricted shares	268	279	233
Diluted weighted average shares	13,233	13,110	12,935
Earnings per common share:
Basic	$0.03	$1.55	$0.51
Diluted	$0.03	$1.51	$0.50

In the year-ended December 31, 2018, options to purchase 82,167 shares of common stock with exercise prices ranging from $23.30 to $33.36 were not included in the computation of dilutive income per share, due to their anti-dilutive effect.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2018 or 2017.

Our policy regarding income tax interest and penalties is to expense those items as other expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which made broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). The effect of this change impacts our effective tax rate. The estimated impact on 2017 was to reduce the deferred tax liabilities by approximately $18.4 million and has been reflected in our effective tax rate reconciliation. At December 31, 2018, we have completed our accounting for the income tax effects of the Tax Act on our deferred tax assets in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118 and ASC 740, and no material adjustments were required.

During the fourth quarter of 2018, the Company discovered a potential uncertain tax position attributable to the deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. Management of the Company determined that effect of the potential uncertain tax position on previously reported results of operations for the years ended December 31, 2017 and 2016 was not material.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2018 and 2017 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

In their analysis of product lines as potential operating segments, management also considered ASC 280-10-50-11, “Aggregation Criteria”, which allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

•The nature of the products and services;

•The nature of the production processes;

•The type or class of customer for their products and services;

•The methods used to distribute their products or provide their services; and

•The nature of the regulatory environment, if applicable.

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
The new standard will be adopted by the Company on January 1, 2019. We anticipate applying certain practical expedients provided by ASU 2016-02 that allow companies to not reassess leases that are in effect prior to adoption, the practical expedient in ASU 2018-11 that allows lessors to not separate lease and non-lease components for certain asset classes and the practical expedient in ASU 2018-20 that allows lessors to exclude third party taxes from lease revenue and lease-related expenses. We have reviewed and evaluated the impact the new standard will have on our accounting policies, internal controls and consolidated balance sheet. In our assessment, we determined an increase in lease assets and lease liabilities on the consolidated balance sheet will be approximately $700,000 at adoption. The adoption by the Company of Topic 842, in regards to the increase in liabilities, will not impact the debt covenants on our existing line of credit, as leases are not considered new indebtedness in our credit agreement as confirmed with our bank. The new standard will create an adjustment to retained earnings produced by the difference in lease assets and lease liabilities brought on to the consolidated balance sheet.

2.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to twenty-four months and continue on a month-to-month basis thereafter. Depreciation expense for rental equipment was $20.9 million, $20.0 million and $20.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2018 are as follows:

Years Ending December 31,
(in thousands)
2019	$7,245
2020	$3,334
2021	$2,763
2022	$2,644
2023	$1,058
Total	$17,044

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2018 and 2017 (in thousands):

	Useful Lives (Years)	2018	2017
Land	—	$1,290	$1,290
Building	39	6,116	6,116
Leasehold improvements	39	808	808
Office equipment and furniture	5	1,492	1,490
Software	5	573	573
Machinery and equipment	7	3,275	3,133
Vehicles	3	6,270	5,516
Construction in Progress	—	8,319	—
Total		28,143	18,926
Less accumulated depreciation		(11,556)	(11,274)
Total		$16,587	$7,652

Depreciation expense for property and equipment was $1.1 million, $1.2 million and $1.4 million for the year ended December 31, 2018, 2017 and 2016, respectively.

In 2017, the Midland fabrication facility suffered damages two separate times, due to hailstorms. We did not incur a loss, as our insurance proceeds fully covered the estimated cost for the repairs. In accordance with ASC 605-40, we reduced the value of the building for these damages.

4. Retirement of Long-Lived Assets

During the annual review of our rental compressor units, management looks for any units that are not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. From our review in 2018, we retired 13 units from our rental fleet. We recorded no loss on the retirement, due to the units being completely depreciated at the time of retirement. We had no retirement from our rental fleet in 2017. From our review in 2016, we determined 63 units should be retired from our rental fleet with key components from those units being re-utilized in future unit builds and/or repairs. We performed an optimization review and recorded a $545,000 loss on retirement of rental equipment to reduce the book value of each unit to the estimated fair value of approximately $242,000 for key components being kept.

5. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.0 million and $894,000 as of December 31, 2018 and 2017, respectively, with a loss related to the policy of $153,900 and a gain of $66,400 reported in other income in our consolidated income statement for the year ended December 31, 2018 and 2017, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.1 million and $866,000 as of December 31, 2018 and 2017, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of December 31, 2018, 101,895 unvested restricted stock units have been deferred of which 34,732 units have been released and issued to the deferred compensation plan with a value of $871,300.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at December 31, 2018 under the terms of our Amended Credit Agreement.

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

As of December 31, 2018, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2018 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2018 was 3.81%.

7.  Income Taxes

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016, consists of the following (in thousands):

	2018	2017	2016
Current provision:
Federal	$(164)	$3,074	$4,280
State	(84)	260	429
Total current (benefit) provision	(248)	3,334	4,709
Deferred provision:
Federal expense (benefit)	573	(21,582)	(2,713)
Total deferred expense (benefit)	573	(21,582)	(2,713)
Total expense (benefit) provision	$325	$(18,248)	$1,996

On December 22, 2017, the U.S. government enacted the 2017 Tax Act. The 2017 Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s 2017 financial results. The 2017 Tax Act also established new tax laws that will affect the Company’s financial results after 2017, including a reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent; additional limitations on the deductibility of executive compensation; limitations on the deductibility of interest; and repeal of the domestic manufacturing deduction. As such, the Company recognized a $18.4 million income tax benefit related to the re-measurement of our deferred tax assets and liabilities in our 2017 financial statements in accordance with SAB 118, which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. We completed our detailed analysis in 2018 with no material adjustments.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
Deferred income tax assets:
Net operating loss carryover	$2,415	$—
Stock Compensation	746	843
Other	441	201
Total deferred income tax assets	$3,602	$1,044
Deferred income tax liabilities:
Property and equipment	$(34,968)	(32,377)
Goodwill and other intangible assets	(573)	(604)
Other	(219)	(226)
Total deferred income tax liabilities	(35,760)	(33,207)
Net deferred income tax liabilities	$(32,158)	$(32,163)

The effective tax rate for the years ended December 31, 2018, 2017 and 2016, differs from the statutory rate as follows:

	2018	2017	2016
Statutory rate	21.0%	34.0%	34.0%
State and local taxes	1.5%	1.5%	1.6%
Uncertain tax position	72.9%	—%	—%
Research and development credit	(48.3)%	—%	(7.5)%
Stock based compensation	(5.2)%	(13.4)%	0.3%
Nondeductible compensation	4.1%	—%	—%
Domestic production credit	—%	(14.3)%	(5.4)%
Other	(2.7)%	(1.5)%	0.6%
Effective rate	43.3%	6.3%	23.6%
Deferred re-measurement for rate change	—%	(1,144.4)%	—%
Effective rate	43.3%	(1,138.1)%	23.6%

During the fourth quarter of 2018, the Company discovered a potential uncertain tax position attributable to the deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. Management of the Company determined that effect of the potential uncertain tax position on previously reported results of operations for the years ended December 31, 2017 and 2016 was not material.

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2018	$—
Additions based on tax positions related to current year	31
Additions to tax positions of prior years	547
Balance at December 31, 2018	$578

Our policy regarding income tax interest and penalties is to expense those items as incurred. During the years ended December 31, 2018, 2017 and 2016, there were no significant income tax interest or penalty items in the statement of income.

We had a regular income tax net operating loss carry forward of $10.7 million for federal income taxes as of December 31, 2018. This net operating loss will be carried forward indefinitely but subject to 80% limitation.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2014.

8.  Other Long-term Liabilities

We entered into a purchase agreement with a vendor on July 30, 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining for the purchase commitment was  $57,000 and $92,000 as of December 31, 2018 and 2017, respectively.

9.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2018 and 2017, there were no issued or outstanding preferred shares.

10. Stock-Based Compensation

Restricted Stock/Units

 On June 18, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the 2009 Restricted Stock/Unit Plan (the "Plan") to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2017 performance, Mr. Taylor, was awarded 84,700 restricted shares/units on March 15, 2018, which vest over three years, in equal installments beginning March 15, 2019. On March 15, 2018, the Compensation Committee awarded 20,000 restricted shares/units to each G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares/units to Messrs. Hazlett and Lawrence vest over three years, in equal installments, beginning March 15, 2019. We also awarded and issued 16,288 shares of restricted common stock/units to our Board of Directors as partial payment for 2018 directors' fees. The restricted stock/units issued to our directors vests over one year, in quarterly installments, beginning March 31, 2019. Compensation expense related to the restricted shares/units was approximately $2,226,000, $3,675,000 and $1,793,000 for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there was a total of approximately $2,620,000 of unrecognized compensation expense related to the nonvested portion of these restricted shares/units.  This expense is expected to be recognized over the next three years and a quarter. As of December 31, 2018, 45,533 shares were still available for issuance under the Plan.

A summary of all restricted stock/units activity as of December 31, 2016, 2017 and 2018 and changes during the years then ended are presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	145,588	$19.17	9.12	$3,246
Granted	139,451	$21.34	—	$3,007
Vested	(145,558)	$19.17	—	$2,963
Canceled/Forfeited	—	$—	—	$—
Outstanding, December 31, 2016	139,451	$21.34	9.13	$4,483
Granted	126,432	$27.06	—	$3,421
Vested	(81,494)	$21.20	—	$2,361
Canceled/Forfeited	—	$—	—	$—
Outstanding, December 31, 2017	184,389	$25.32	8.83	$4,831
Granted	140,988	24.55	—	3,461
Vested	(110,747)	23.97	—	2,806
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2018	214,630	$25.51	8.85	$3,529

Stock Option Plan

Our Stock Option Plan which is stockholder approved, permits the granting of stock options to its employees for up to 550,000 shares of common stock.  On June 16, 2009, at our annual meeting of shareholders, our shareholders approved to add an additional 200,000 shares of common stock to the Stock Option Plan. On June 16, 2016, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the Stock Option Plan to add an additional 250,000 shares of common stock to the Stock Option Plan, thereby authorizing the issuance of up to 1.0 million shares of common stock under the Stock Option Plan.  We believe that such awards better align the interests of our employees with our stockholders.  Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2018, 318,503 shares were still available for issue under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the year ended December 31, are as follows:	2017
Risk free rate	2.12%
Expected life	6 years
Expected volatility	39.59%
Expected dividend yield	—

There were no stock option grants made in 2018 or 2016.

A summary of all option activity as of December 31, 2016, 2017 and 2018  and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	414,769	$19.07	5.08	$1,814
Granted	—	$—
Exercised	(62,083)	$16.79		625
Canceled/Forfeited	(2,500)	$22.90		$—
Outstanding, December 31, 2016	350,186	$19.45	4.25	$4,453
Granted	32,750	$28.15
Exercised	(55,666)	$20.12		446
Outstanding, December 31, 2017	327,270	$20.21	4.28	$2,255
Granted	—	—
Exercised	(38,250)	17.19		216
Canceled/Forfeited	(5,334)	24.02		—
Outstanding, December 31, 2018	283,686	$20.46	3.58	$434
Exercisable, December 31, 2018	262,821	$19.85	3.22	$434

The weighted average grant date fair value of options granted during the years was $11.93 in 2017 and none in 2018. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2018, 2017, and 2016 was approximately $216,000, $446,000, and $625,000 respectively.  Cash received from stock options exercised during the years ended December 31, 2018, 2017, and 2016 was approximately $680,000, $1.12 million, and $1.0 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2018:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	64,852	0.52	$9.75	64,852	$9.75
$15.71-17.81	42,000	1.57	$17.54	42,000	$17.54
$17.82-20.48	50,500	2.34	$19.43	50,500	$19.43
$20.49-33.36	126,334	6.32	$27.33	105,469	$27.19
	283,686	3.58	$20.46	262,821	$19.85

The summary of the status of our unvested stock options as of December 31, 2018 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	48,581	$11.41
Granted	—	$—
Vested	(26,549)	$10.97
Canceled/Forfeited	(1,167)	$11.93
Unvested at December 31, 2018	20,865	$11.93

We recognized stock compensation expense from stock options vesting of $159,000, $363,000, and $506,000 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $131,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost over a weighted-average period of 1.0 year.

There were no stock option grants in 2018.
11. Related Party

In 2016, we entered into a joint venture partnership, N-G, LLC (‘N-G”), with Genis Holdings, LLC (“Genis”) to explore new technologies for wellhead compression. NGS and Genis both share 50% ownership of N-G. In 2018, we ordered some compressor packages from Genis, totaling $1.0 million. The compressors were not completed by December 31, 2018. As of December 31, 2018, we have prepaid $500,000 which is included in prepaid expenses and other in the consolidated balance sheet. The outstanding balance at year end December 31, 2018 is due at the time of completion.

12. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed six months of service.  The participants may contribute up to 100% of their salary subject to IRS limitations.  Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $355,000, $301,000, and $295,000 to the 401(k) Plan in 2018, 2017 and 2016, respectively.

Rented Facilities, Vehicles and Equipment

We lease certain of our facilities and equipment under operating leases with terms generally ranging from month-to-month to five years.  Most leases contain renewal options.  Remaining future minimum rental payments (excluding month to month) due under these leases are as follows:

Years Ending December 31, (in thousands)
2019	$298
2020	118
2021	97
2022	44
2023	35
Thereafter	15
Total	$607

Rent expense under such leases was $433,000, $310,000, and $325,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

13.  Quarterly Financial Data (in thousands, except per share data) – Unaudited

2018	Q1	Q2	Q3	Q4	Total
Total revenue	$14,718	$18,204	$16,396	$16,160	$65,478
Operating income (loss)	350	226	(44)	106	638
Net income (loss)	225	247	236	(282)	426
Net income (loss) per share - Basic	0.02	0.02	0.02	(0.02)	0.03
Net income (loss) per share - Diluted	0.02	0.02	0.02	(0.02)	0.03

2017	Q1	Q2	Q3	Q4	Total
Total revenue	$18,902	$16,218	$15,913	$16,660	$67,693
Operating income	343	414	593	217	1,567
Net income (1)	252	375	522	18,702	19,851
Net income per share - Basic	0.02	0.03	0.04	1.46	1.55
Net income per share - Diluted	0.02	0.03	0.04	1.42	1.51

(1) The increase in fourth quarter net income is largely a result of the 2017 Tax Act, see Note 7.

Amounts may not add due to rounding differences.