Form 10-K/A
period 2018-12-31
NATURAL GAS SERVICES GROUP INC
filed 2019-04-23
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
(Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which Natural Gas Services Group, Inc. (the “Company”) originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 (the “Original Filing”). This Amendment is being filed solely to check the box on the cover page indicating that the Company is a "smaller reporting company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment does not modify, amend, or update any other disclosures or information presented in the Original Filing, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

Date:	April 23, 2019	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 23, 2019
Stephen C. Taylor
/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	April 23, 2019
G. Larry Lawrence
/s/ Charles G. Curtis	Director	April 23, 2019
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	April 23, 2019
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	April 23, 2019
David L. Bradshaw
/s/ John W. Chisholm	Director	April 23, 2019
John W. Chisholm

INDEX TO EXHIBITS

EXHIBIT
NO.          DESCRIPTION

31.1*          Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*          Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

* Filed herewith.