Form 10-Q
period 2019-05-10
NATURAL GAS SERVICES GROUP INC
filed 2019-05-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 1-31398
NATURAL GAS SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado	75-2811855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
404 Veterans Airpark Ln., Ste 300
Midland, Texas 79705
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 5, 2019, there were 13,225,077 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31, 2019	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$39,992	$52,628
Trade accounts receivable, net of allowance for doubtful accounts of $299 and $291, respectively	10,298	7,219
Inventory	35,499	30,974
Prepaid income taxes	3,100	3,148
Prepaid expenses and other	1,702	2,430
Total current assets	90,591	96,399
Long-term inventory, net of allowance for obsolescence of $19	3,997	3,980
Rental equipment, net of accumulated depreciation of $168,466 and $165,428, respectively	179,442	175,886
Property and equipment, net of accumulated depreciation of $11,665 and $11,556, respectively	17,134	16,587
Right of use assets - operating leases, net of accumulated amortization $36	541	—
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,789 and $1,758, respectively	1,370	1,401
Other assets	1,243	1,109
Total assets	$304,357	$305,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,450	$2,122
Accrued liabilities	4,341	8,743
Current operating leases	148	—
Deferred income	133	81
Total current liabilities	8,072	10,946
Line of credit	417	417
Deferred income tax liability	32,315	32,158
Long-term operating leases	393	—
Other long-term liabilities	1,764	1,699
Total liabilities	42,961	45,220
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,133 and 13,005 shares issued and outstanding, respectively	131	130
Additional paid-in capital	108,617	107,760
Retained earnings	152,648	152,291
Total stockholders' equity	261,396	260,181
Total liabilities and stockholders' equity	$304,357	$305,401

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2019	2018
Revenue:
Rental income	$13,387	$11,471
Sales	4,125	2,998
Service and maintenance income	479	249
Total revenue	17,991	14,718
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	5,885	4,704
Cost of sales, exclusive of depreciation stated separately below	3,699	2,191
Cost of service and maintenance	147	65
Selling, general and administrative expense	2,493	2,021
Depreciation and amortization	5,558	5,387
Total operating costs and expenses	17,782	14,368
Operating income	209	350
Other income (expense):
Interest expense	(4)	(3)
Other income (expense), net	305	(73)
Total other income (expense), net	301	(76)
Income before provision for income taxes	510	274
Income tax expense	153	49
Net income	$357	$225
Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
Weighted average shares outstanding:
Basic	13,064	12,920
Diluted	13,268	13,169

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2018	—	$—	12,880	$129	$105,325	$151,865	$257,319
Exercise of common stock options	—	—	9	—	157	—	157
Compensation expense on common stock options	—	—	—	—	66	—	66
Issuance of restricted stock	—	—	60	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	362	—	362
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(495)	—	(495)
Net income	—	—	—	—	—	225	225
BALANCES, March 31, 2018	—	$—	12,949	$129	$105,415	$152,090	$257,634

BALANCES, January 1, 2019	—	$—	13,005	$130	$107,760	$152,291	$260,181
Exercise of common stock options	—	—	57	—	555	—	555
Compensation expense on common stock options	—	—	—	—	31	—	31
Issuance of restricted stock	—	—	71	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	463	—	464
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(192)	—	(192)
Net income	—	—	—	—	—	357	357
BALANCES, March 31, 2019	—	$—	13,133	$131	$108,617	$152,648	$261,396

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357	$225
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,558	5,387
Deferred income taxes	157	48
Stock-based compensation	495	428
Bad debt (recovery) allowance	10	(50)
Gain on sale of assets	(22)	—
(Gain) loss on company owned life insurance	(99)	67
Changes in operating assets and liabilities:
Trade accounts receivables	(3,089)	865
Inventory	(4,468)	15
Prepaid expenses and prepaid income taxes	202	488
Accounts payable and accrued liabilities	(3,074)	(2,539)
Deferred income	52	109
Other	75	85
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,846)	5,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(9,130)	(8,712)
Purchase of company owned life insurance	(40)	(139)
Proceeds from sale of property and equipment	11	—
Proceeds from insurance claims of property and equipment	11	—
NET CASH USED IN INVESTING ACTIVITIES	(9,148)	(8,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(5)	(9)
Proceeds from exercise of stock options	555	157
Taxes paid related to net share settlement of equity awards	(192)	(495)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	358	(347)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,636)	(4,070)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,628	69,208
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,992	$65,138
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4	$3
Income taxes paid	$2	$—
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$—	$40
Transfer of prepaids to rental equipment and inventory	$574	$—
Right of use acquired through an operating lease	$126	$—

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2019 and the results of our operations for the three months ended March 31, 2019 and 2018 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:
Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts range from six to twenty-four months, with revenue being recognized over time, in equal payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the three months ended March 31, 2019 was approximately $2.7 million.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	(in thousands)
	2019	2018
Compressors - sales	$2,708	$1,829
Flares - sales	435	522
Other (Parts/Rebuilds) - sales	982	647
Service and maintenance	479	249
Total revenue from contracts with customers	4,604	3,247
Add: non-ASC 606 rental revenue	13,387	11,471
Total revenue	$17,991	$14,718

Contract Balances

As of March 31, 2019 and December 31, 2018, we had the following receivables and deferred income from contracts with customers:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,484	$2,250
Accounts receivable - non-ASC 606	7,113	5,260
Total Accounts Receivable	$10,597	$7,510
Less: Allowance for doubtful accounts	$(299)	$(291)
Total Accounts Receivable, net	$10,298	$7,219

Deferred income	$133	$81

The Company recognized $15,000 in revenue for the period ended March 31, 2019 that was included in deferred income at the beginning of 2019. For the period ended December 31, 2018, the Company recognized revenue of $176,000 from amounts related to sales that were included in deferred income at the beginning of 2018.

The changes in the balance of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2019, the Company did not have revenue related to performance obligations under ASC 606-10-50-13.

Contract Costs

The Company applies the practical expedient in ASC 340-40-25-4 and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expense on our consolidated income statement.

Leases

On January 1, 2019, we adopted ASC 842, Leases ("ASC 842") and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard and had no adjustments to retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods. We do not expect the adoption of the new lease standard to have a material impact to our net income on an ongoing basis.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts or land easements entered into prior to adoption are leases or contain leases.

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2019, for the adoption of ASU 2016-02, Leases, was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Balance Sheet
Assets
Right of use assets	—	451	451
Liabilities
Current portion of operating leases	—	126	126
Long term portion of operating leases	—	325	325

The Company, as a lessee, applies the practical expedient in ASC 842-10-15-37, and does not separate non-lease components from lease components, therefore, accounting for each separate lease component and its associated non-lease component, as a single lease component.

The Company, as a lessor, applies the practical expedient in ASC 842-10-15-42A, in leases that contain the same timing and pattern of transfer for lease and non-lease components and are deemed operating leases, the lessor is not required to separate non-lease components from lease components. Therefore, on any lease that meets these qualifications we have chosen to account for each separate lease component and its associated non-lease component, as a single lease component.

The Company applies the practical expedient in ASC 842-20-25-2, to recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred for leases with terms of 12 months or less.

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

During the fourth quarter of 2018, the Company discovered a potential uncertain tax position attributable to the deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. Management of the Company determined that the effect of the potential uncertain tax position on previously reported results of operations for the years ended December 31, 2017 and 2016 was not material. The Company plans on amending its previously filed federal income tax returns and is in the process of analyzing certain offsetting deductions to reduce uncertain tax position reserve.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts, due to our adoption of ASC 842, to conform to the current-year presentation. These reclassifications had no effect on the financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2018, and changes during the three months ended March 31, 2019 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	283,686	$20.46	3.58	$434
Exercised	(56,352)	8.97	—	474
Canceled/Forfeited	(2,000)	26.66	—	—
Outstanding, March 31, 2019	225,334	$23.28	4.18	$26
Exercisable, March 31, 2019	214,901	$23.04	4.00	$26

The following table summarizes information about our stock options outstanding at March 31, 2019:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	8,500	2.82	$14.89	8,500	$14.89
$15.71-17.81	42,000	1.32	17.54	42,000	17.54
$17.82-20.48	50,500	2.09	19.43	50,500	19.43
$20.49-33.36	124,334	6.08	27.36	113,901	27.29
	225,334	4.18	$23.28	214,901	$23.04

The summary of the status of our unvested stock options as of December 31, 2018 and changes during the three months ended March 31, 2019 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2018	20,865	$11.93
Vested	(10,432)	11.93
Unvested at March 31, 2019	10,433	$11.93

As of March 31, 2019, there was $103,018 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of one year. Total compensation expense for stock options was $30,779 and $66,625 for the three months ended March 31, 2019 and 2018, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2018 performance, Mr. Taylor, was awarded 131,674 restricted shares/units on March 29, 2019, which vest over three years, in equal annual installments, beginning March 29, 2020. On March 29, 2019, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal annual installments, beginning March 29, 2020. The restricted common stock awarded to Messrs. Taylor, Lawrence and Hazlett are contingent of the Company's shareholders approval and adoption of the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan at the Annual Shareholder meeting on June 20, 2019.  We also awarded and issued 23,136 shares of restricted common stock to the independent members of our Board of Directors as partial payment for 2019 services as directors. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2020. Total compensation expense related to restricted awards was $463,466 and $361,630 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was a total of $2.6 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next two years.

(3) Inventory

Our inventory, net of allowance for obsolescence of  $19,000 at March 31, 2019 and December 31, 2018, respectively, consisted of the following amounts:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials - current	$29,821	$26,152
Raw materials - long term, net	3,997	3,980
Finished Goods	1,022	1,022
Work in process	4,656	3,800
	$39,496	$34,954

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

During the three months ended March 31, 2019 and 2018, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Deferred Compensation Plans

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.2 million and $966,000 as of March 31, 2019 and 2018, respectively. For the three months ending March 31, 2019, we reported in other income (expense) in the consolidated income statement a gain related to the policy of approximately $99,000 and for the same period in 2018, a loss of approximately $67,000.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.2 million and $992,000 as of March 31, 2019 and 2018, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of March 31, 2019 and 2018, respectively, 63,062 and 104,590 unvested restricted stock units have been deferred of which 78,771 and 32,037 units have been released and issued to the deferred compensation plan with a value of $1.7 million and $816,373, respectively.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2019 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2019, our weighted average interest rate was 3.75%.

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

As of March 31, 2019, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2019 and December 31, 2018, our outstanding balance on the line of credit was $417,000.

(6) Leases

The Company adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed the company to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to exclude right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s leases are primarily related to property leases for its field offices. The Company's leases have remaining lease terms of one to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option.

The Company's lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of lease payments. Based on the present value of lease payments for the Company's existing leases, the Company recorded net lease assets and lease liabilities of approximately $451,000, respectively, upon adoption. The Company had no finance leases. The new lease standard did not materially impact the Company's consolidated statements of operations and had no impact on the Company's consolidated statements of cash flows.

The impact of the new lease standard on the March 31, 2019 consolidated balance sheet was as follows:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2019
		(in thousands, except years)
Operating lease assets	Right of use assets-operating leases	$541

Current lease liabilities	Current operating leases	148
Noncurrent lease liabilities	Long-term operating leases	393
Total lease liabilities, net		541

Weighted average remaining lease term in years		3.1
Implicit Rate		3.8%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the three months ended March 31, 2019 was approximately $193,000, which included approximately $146,000 related to short-term lease costs.

March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost(1)	$48

(1) Lease costs are classified on the condensed consolidated statements of income in cost of sales, cost of compressors and selling, general and administrative expenses.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2019 (excluding the three months ended March 31, 2019)	$134
2020	$116
2021	$95
2022	$43
2023	$35
Thereafter	$190
Total lease payments	$613
Less: Imputed interest	$72
Total	$541

As previously disclosed on Form 10-K and under the previous lease standard (Topic 840), future minimum obligations under lease commitments in effect at December 31, 2018 as follows:

Operating Leases
(in thousands)
2019	298
2020	118
2021	97
2022	44
2023	35
Thereafter	15
Total	607

(7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

	Three months ended
	March 31,
	2019	2018
Numerator:
Net income	$357	$225
Denominator for basic net income per common share:
Weighted average common shares outstanding	13,064	12,920
Denominator for diluted net income per share:
Weighted average common shares outstanding	13,064	12,920
Dilutive effect of stock options and restricted stock	204	249
Diluted weighted average shares	13,268	13,169
Earnings per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

In the three months ended March 31, 2019, options to purchase 174,834 shares of common stock with exercise prices ranging from $18.75 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

In the three months ended March 31, 2018, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

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

For the three months ended March 31, 2019 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$13,387	$4,125	$479	$—	$17,991
Operating costs and corporate expenses	5,885	3,699	147	8,051	17,782
Total other income, net	—	—	—	301	301
Income before provision for income taxes	$7,502	$426	$332	$(7,750)	$510

For the three months ended March 31, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,471	$2,998	$249	$—	$14,718
Operating costs and corporate expenses	4,704	2,191	65	7,408	14,368
Total other expense, net	—	—	—	(76)	(76)
Income before provision for income taxes	$6,767	$807	$184	$(7,484)	$274

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

The Company also has a remaining contractual obligation related to the construction of a new corporate office of approximately $3.7 million, to be financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in mid-2019.

(10) Related Party

In 2016, we entered into a joint venture partnership, N-G, LLC (‘N-G”), with Genis Holdings, LLC (“Genis”) to explore new technologies for wellhead compression. NGS and Genis both share 50% ownership of N-G. In 2018, we ordered some compressor packages from Genis, totaling $1.0 million. The compressors were completed by March 31, 2019. As of March 31, 2019, we have paid the units in full which has been reclassified from prepaids and is included in rental equipment on the consolidated balance sheet.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed, consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2019, we had 1,364 natural gas compressors totaling 238,566 horsepower rented to 97 customers compared to 1,213 natural gas compressors totaling 183,927 horsepower rented to 84 customers at March 31, 2018.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in domestic natural gas production and consumption levels and prices affecting our business marginally more than changes in crude oil and condensate production and consumption levels and prices. However, in recent years we have increased our rental and sales in the non-conventional oil shale plays which are more dependent on crude oil prices. With this shift towards oil-associated gas production the demand for overall compression services and products is driven by two general factors; declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production, and an increased focus by producers on artificial lift applications; e.g., production enhancement with compression assisted gas lift. These type of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities which have increased the market need for larger horsepower compressor packages. We recognized this need over the past two to three years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,380 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we began to see an increase in oil prices and activity that continued into 2018. We anticipate a continuation of these increased prices and activity in E&P companies throughout 2019. While the continuation of this increased activity is uncertain and variable period to period, we believe the long-tem trend in our market is favorable.

Results of Operations

Three months ended March 31, 2019, compared to the three months ended March 31, 2018.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2019 and 2018.

	Revenue Three months ended March 31,
	(in thousands)
	2019		2018
Rental	$13,387	74%	$11,471	78%
Sales	4,125	23%	2,998	20%
Service and Maintenance	479	3%	249	2%
Total	$17,991		$14,718

Total revenue increased to $18.0 million from $14.7 million, or 22%, for the three months ended March 31, 2019, compared to the same period ended March 31, 2018. The increase is mainly a result of an increase in rental revenue due to a greater number of units and higher horsepower with higher rates being rented.

Rental revenue increased to $13.4 million from $11.5 million for the three months ended March 31, 2019, compared to the same period ended March 31, 2018. We ended the quarter with 2,567 compressor packages in our fleet, up from 2,552 units at March 31, 2018. The rental fleet had a unit utilization as of March 31, 2019 and 2018, respectively of 53.1% and 47.5% while our horsepower utilization for the same periods, respectively was 58.6% and 48.6%. The rise in utilization is mainly the result of the rise in demand for our higher horsepower units. In the event that oil and natural gas prices remain steady or continue to increase, we expect to see a continued increase in the utilization of our fleet.

Sales revenue increased to $4.1 million from $3.0 million for the three months ended March 31, 2019 compared to the same period ended March 31, 2018. This increase is the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations.

Our overall operating income decreased to $209,000 compared to $350,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. The lower operating income was largely due to lower gross margins, higher selling, general and administrative and depreciation expenses.

Selling, general, and administrative expense increased to $2.5 million from $2.0 million for the three months ended March 31, 2019, and March 31, 2018, respectively. The increase in selling, general and administrative expenses is due to the timing of stock transactions and an increase in salary and payroll related items.

Depreciation and amortization expense increased slightly to $5.6 million for the three months ended March 31, 2019, from $5.4 million for the period ended March 31, 2018.  This increase is the result of larger horsepower units being added to the fleet. We added 31 units (approximately 30,000 horsepower) to our fleet over the past 12 months. Twenty-six of these were 400 horsepower or larger; representing 99% of the horsepower added.

We had an income tax expense of $153,000 resulting in a effective tax rate of 30.0% for the three months ended March 31, 2019 as compared to $49,000 resulting in a effective tax rate of 17.9% for the three months ended March 31, 2018. The increase in the provision is due to an increase in pretax income.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2019 and December 31, 2018 are set forth below:

	March 31,	December 31,
	2019	2018
	(in thousands)
Current Assets:
Cash and cash equivalents	$39,992	$52,628
Trade accounts receivable, net	10,298	7,219
Inventory	35,499	30,974
Prepaid income taxes	3,100	3,148
Prepaid expenses and other	1,702	2,430
Total current assets	90,591	96,399
Current Liabilities:
Accounts payable	3,450	2,122
Accrued liabilities	4,341	8,743
Current operating leases	148	—
Deferred income	133	81
Total current liabilities	8,072	10,946
Total working capital	$82,519	$85,453

For the three months ended March 31, 2019, we invested $9.1 million in property and equipment. During these three months, we’ve added $9.5 million in new equipment to our rental fleet, $667,000 in payments related to the construction of our new corporate office and $187,000 in vehicles. Our investment in property and equipment also includes any changes between work in progress related to rental fleet jobs started and completed during the period, this change was a decrease to the property and equipment of $1.2 million. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At March 31, 2019, we had cash and cash equivalents of $40.0 million compared to $52.6 million at December 31, 2018. We had negative cash flow from operations of $3.8 million and capital expenditures of $9.1 million, during the three months ended March 31, 2019.  We had working capital of $82.5 million at March 31, 2019 compared to $85.5 million at December 31, 2018. On March 31, 2019 and December 31, 2018, we had outstanding debt of $417,000, which is all related to our line of credit. We had negative net cash flow from operating activities of $3.8 million during the first three months of 2019 compared positive net cash flow of to $5.1 million for the first three months of 2018.  The negative cash flow from operations of $3.8 million was primarily the result of the net income of $357,000 and the non-cash items of depreciation of $5.6 million, $495,000 related to the expenses associated with stock-based compensation, and a decrease in cash flows related to working capital and other of $10.3 million.

Strategy

For the remainder of the fiscal year 2019, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions.  For the remainder of

2019, our forecasted capital expenditures with respect to compression equipment will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows and cash on hand.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash flows from operations, our current cash position and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.  We may require additional capital to fund any unanticipated expenditures, including any acquisitions of other businesses, although that capital, beyond our line of credit, as discussed below may not be available to us when we need it or on acceptable terms.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, extending the maturity date to December 31, 2020. No other material revisions were made to the credit facility. We had $29.5 million borrowing base availability at March 31, 2019 under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. For further information, see Footnote 5 "Credit Facility" on page 10.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of March 31, 2019:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2019 (1)	2020	2021	2022	2023	Total
Line of credit (secured)	$—	$417	$—	$—	$—	$417
Interest on line of credit(2)	13	17	—	—	—	30
Purchase obligations(3)	322	400	111	—	—	833
Other long-term liabilities	—	—	—	52	—	52
Total	$335	$834	$111	$52	$—	$1,332

(1) For the nine months remaining in 2019.
(2) Assumes an interest rate of 4.0% and no additional borrowings.
(3) Vendor exclusive purchase agreement related to paint and coatings.

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $3.7 million, which we intend to finance by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in mid-2019.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

For further information, see Footnote 1 "Basis of Presentation and Summary of Significant Accounting Polices" on page 5.

 Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2019, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Principal Accounting Officer, of the effectiveness of the design and of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Principal Accounting Officer have concluded that, as of the end of the period covered by this report, adjustments must be made to the design of our controls in order to maintain an effective control environment with formal accounting policies and controls. The evaluation is a continuation of a review process that started in the fourth quarter of 2018 when we determined that there was a material weakness in our internal controls over financial reporting related to our review of the tax provision. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control over Financial Reporting.

During the fourth quarter of fiscal year 2018, we identified a material weakness in internal controls over financial reporting related to our accounting and reporting of income tax expense (benefit), the related balance sheet accounts and other comprehensive income. In detail, we did not design and maintain an effective control environment with formal accounting policies and controls to adequately provide sufficient information for the preparation of our tax provision to our third party tax professionals and did not provide an appropriate level or sufficient review of the tax provision. The material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial.

This material weakness resulted in a material misstatement in the provision for income taxes in our combined consolidated financial statement as of and for the years ended December 31, 2017, 2016 and 2015. The misstatements were not material to any individual year. Consolidated financial statements included in Annual Report on Form 10-K issued as of December 31, 2018 reflect the correction of the material misstatement of income tax expense (benefit), the related balance sheet accounts and other comprehensive income.

We are undergoing ongoing evaluations, enhancements and implementation in our internal significant over financial reporting, regarding and to address the identified material weakness and significant deficiency. We have taken measures to improve our controls related to the material weakness and significant deficiency in the first quarter of 2019, but have not completed our review. Our objective is to complete remediation of our material weakness and significant deficiency by the end of 2019.

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to and read “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the risks associated with our Company and industry.

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
May 10, 2019