Form 10-Q
period 2019-06-30
NATURAL GAS SERVICES GROUP INC
filed 2019-08-07
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 29, 2019, there were 13,226,971 shares of the Registrant's common stock, $0.01 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NGS	NYSE

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$29,911	$52,628
Trade accounts receivable, net of allowance for doubtful accounts of $333 and $291, respectively	11,383	7,219
Inventory	30,302	30,974
Prepaid income taxes	3,146	3,148
Prepaid expenses and other	1,880	2,430
Total current assets	76,622	96,399
Long-term inventory, net of allowance for obsolescence of $21 and $19, respectively	3,873	3,980
Rental equipment, net of accumulated depreciation of $173,282 and $165,428, respectively	190,704	175,886
Property and equipment, net of accumulated depreciation of $11,777 and $11,556, respectively	20,146	16,587
Right of use assets - operating leases, net of accumulated amortization $83	494	—
Goodwill	10,039	10,039
Intangibles, net of accumulated amortization of $1,821 and $1,758, respectively	1,338	1,401
Other assets	1,339	1,109
Total assets	$304,555	$305,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,579	$2,122
Accrued liabilities	3,999	8,743
Current operating leases	129	—
Deferred income	113	81
Total current liabilities	6,820	10,946
Line of credit	417	417
Deferred income tax liability	32,514	32,158
Long-term operating leases	365	—
Other long-term liabilities	1,869	1,699
Total liabilities	41,985	45,220
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,138 and 13,005 shares issued and outstanding, respectively	131	130
Additional paid-in capital	109,218	107,760
Retained earnings	153,221	152,291
Total stockholders' equity	262,570	260,181
Total liabilities and stockholders' equity	$304,555	$305,401

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Rental income	$13,572	$11,427	$26,959	$22,898
Sales	5,814	6,383	9,939	9,381
Service and maintenance income	509	394	988	643
Total revenue	19,895	18,204	37,886	32,922
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	6,359	5,195	12,244	9,899
Cost of sales, exclusive of depreciation stated separately below	4,419	4,924	8,118	7,115
Cost of service and maintenance	159	101	306	166
Selling, general and administrative expense	2,682	2,309	5,175	4,330
Depreciation and amortization	5,683	5,449	11,241	10,836
Total operating costs and expenses	19,302	17,978	37,084	32,346
Operating income	593	226	802	576
Other income (expense):
Interest expense	(4)	(3)	(8)	(6)
Other income, net	181	78	486	5
Total other income (expense), net	177	75	478	(1)
Income before provision for income taxes	770	301	1,280	575
Income tax expense	197	54	350	103
Net income	$573	$247	$930	$472
Earnings per share:
Basic	$0.04	$0.02	$0.07	$0.04
Diluted	$0.04	$0.02	$0.07	$0.04
Weighted average shares outstanding:
Basic	13,134	12,963	13,100	12,941
Diluted	13,462	13,261	13,368	13,215

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2018	—	$—	12,880	$129	$105,325	$151,865	$257,319
Exercise of common stock options	—	—	9	—	157	—	157
Compensation expense on common stock options	—	—	—	—	66	—	66
Issuance of restricted stock	—	—	60	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	362	—	362
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(495)	—	(495)
Net income	—	—	—	—	—	225	225
BALANCES, March 31, 2018	—	$—	12,949	$129	$105,415	$152,090	$257,634
Compensation expense on common stock options	—	—	—	—	31	—	31
Issuance of restricted stock	—	—	19	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	616	—	617
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(134)	—	(134)
Net income	—	—	—	—	—	247	247
BALANCES, June 30, 2018	—	$—	12,968	$130	$105,928	$152,337	$258,395

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2019	—	$—	13,005	$130	$107,760	$152,291	$260,181
Exercise of common stock options	—	—	57	—	555	—	555
Compensation expense on common stock options	—	—	—	—	31	—	31
Issuance of restricted stock	—	—	71	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	463	—	464
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(192)	—	(192)
Net income	—	—	—	—	—	357	357
BALANCES, March 31, 2019	—	$—	13,133	$131	$108,617	$152,648	$261,396
Exercise of common stock options	—	—	—	—	(50)	—	(50)
Compensation expense on common stock options	—	—	—	—	30	—	30
Issuance of restricted stock	—	—	5	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	612	—	612
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	573	573
BALANCES, June 30, 2019	—	$—	13,138	$131	$109,218	$153,221	$262,570

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$930	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,241	10,836
Deferred income taxes	356	170
Stock-based compensation	1,137	1,076
Bad debt allowance (recovery)	55	(102)
Gain on sale of assets	(37)	(49)
(Gain) loss on company owned life insurance	(131)	55
Changes in operating assets and liabilities:
Trade accounts receivables	(4,219)	(739)
Inventory	1,200	2,673
Prepaid expenses and prepaid income taxes	(22)	321
Accounts payable and accrued liabilities	(4,287)	(4,327)
Deferred income	32	302
Other	192	172
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,447	10,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(29,402)	(16,945)
Purchase of company owned life insurance	(111)	(191)
Proceeds from sale of property and equipment	26	49
Proceeds from insurance claims of property and equipment	11	—
NET CASH USED IN INVESTING ACTIVITIES	(29,476)	(17,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(10)	(19)
Proceeds from exercise of stock options	505	157
Taxes paid related to net share settlement of equity awards	(183)	(629)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	312	(491)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,717)	(6,718)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,628	69,208
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,911	$62,490
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8	$6
Income taxes paid	$45	$66
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$347	$144
Transfer of prepaids to rental equipment and inventory	$574	$—
Right of use acquired through an operating lease	$126	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed consolidated financial statements of Natural Gas Services Group, Inc. a Colorado corporation (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our").  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company's deferred compensation plan, see Note 4. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2019 and the results of our operations for the three and six months ended June 30, 2019 and 2018 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

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

Revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). We recognize revenue once our performance obligation has been satisfied and control over a product or service has transferred to the customer. Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our condensed consolidated income statement.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:
Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts range from six to twenty-four months, with revenue being recognized over time, in equal payments over the term of the contract. After the term of a contract has expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the six months ended June 30, 2019 was approximately $6.1 million.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2019	2018	2019	2018
Compressors - sales	$4,788	$4,735	$7,496	$6,564
Flares - sales	106	969	541	1,491
Other (Parts/Rebuilds) - sales	920	679	1,902	1,326
Service and maintenance	509	394	988	643
Total revenue from contracts with customers	6,323	6,777	10,927	10,024
Add: non-ASC 606 rental revenue	13,572	11,427	26,959	22,898
Total revenue	$19,895	$18,204	$37,886	$32,922

Contract Balances

As of June 30, 2019 and December 31, 2018, we had the following receivables and deferred income from contracts with customers:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,458	$2,250
Accounts receivable - non-ASC 606	6,258	5,260
Total Accounts Receivable	$11,716	$7,510
Less: Allowance for doubtful accounts	(333)	(291)
Total Accounts Receivable, net	$11,383	$7,219

Deferred income	$113	$81

The Company recognized $35,000 in revenue for the six months ended June 30, 2019 that was included in deferred income at the beginning of 2019. For the year ended December 31, 2018, the Company recognized revenue of $176,000 from amounts related to sales that were included in deferred income at the beginning of 2018.

The changes in the balance of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2019, the Company did not have revenue related to performance obligations under ASC 606-10-50-13.

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

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2019, for the adoption of ASU 2016-02, Leases, was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Balance Sheet
Assets
Right of use assets	$—	$451	$451
Liabilities
Current portion of operating leases	$—	$126	$126
Long term portion of operating leases	—	325	325
Total lease liabilities	$—	$451	$451

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

Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our federal income taxes as well as income taxes in each of the states in which we operate. We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences, as well as tax credits. Adjustments to the effective tax rate and estimate will occur as information and assumptions change.This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of operations.

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

During the fourth quarter of 2018, the Company discovered a potential uncertain tax position attributable to the deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. Management of the Company determined that the effect of the potential uncertain tax position on previously reported results of operations for the years ended December 31, 2017 and 2016 was not material. The Company plans on amending its previously filed federal income tax returns and is in the process of analyzing certain offsetting deductions to reduce the uncertain tax position reserve.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts, due to our adoption of ASC 842, to conform to the current-year presentation. These reclassifications had no effect on the financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2018, and changes during the six months ended June 30, 2019 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	283,686	$20.46	3.58	$434
Exercised	(56,352)	8.97	—	474
Canceled/Forfeited	(3,000)	27.91	—	—
Outstanding, June 30, 2019	224,334	$23.25	3.92	$14
Exercisable, June 30, 2019	213,901	$23.01	3.74	$14

The following table summarizes information about our stock options outstanding at June 30, 2019:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	8,500	2.57	$14.89	8,500	$14.89
$15.71-17.81	42,000	1.08	17.54	42,000	17.54
$17.82-20.48	50,500	1.84	19.43	50,500	19.43
$20.49-33.36	123,334	5.84	27.33	112,901	27.26
	224,334	3.92	$23.25	213,901	$23.01

The summary of the status of our unvested stock options as of December 31, 2018 and changes during the six months ended June 30, 2019 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2018	20,865	$11.93
Vested	(10,432)	11.93
Unvested at June 30, 2019	10,433	$11.93

As of June 30, 2019, there was $75,243 of unrecognized compensation cost related to unvested options.  Such cost is expected to be recognized over a weighted-average period of one year. Total compensation expense for stock options was $60,669 and $97,140 for the six months ended June 30, 2019 and 2018, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2018 performance, Mr. Taylor, was awarded 131,674 restricted shares/units on March 29, 2019, which vest over three years, in equal annual installments, beginning March 29, 2020. On March 29, 2019, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal annual installments, beginning March 29, 2020. We also awarded and issued 23,136 shares of restricted common stock to the independent members of our Board of Directors as partial payment for 2019 services as directors. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2020. Total compensation expense related to restricted awards was $1.1 million and $978,432 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was a total of $4.9 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next three years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $21,000 at June 30, 2019 and $19,000 December 31, 2018 consisted of the following amounts:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials - current	$24,021	$26,152
Raw materials - long term, net	3,873	3,980
Finished Goods	1,022	1,022
Work in process	5,259	3,800
	$34,175	$34,954

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

During the six months ended June 30, 2019 and 2018, there were no write-offs of obsolete inventory against the allowance for obsolescence.

(4) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.3 million and $1.0 million as of June 30, 2019 and 2018, respectively. For the six months ending June 30, 2019, we reported in other income (expense) in the consolidated income statement a gain related to the policy of approximately $131,000 and for the same period in 2018, a loss of approximately $55,000.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.4 million and $1.1 million as of June 30, 2019 and 2018, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of June 30, 2019 and 2018, respectively, we have 62,145 and 103,691 unvested restricted stock units being deferred. As of June 30, 2019 and 2018, respectively we have released and issued 79,688 and 32,936 shares to the deferred compensation plan with a value of $1.7 million and $837,589, respectively.

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2019 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2019, our weighted average interest rate was 3.69%.

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

As of June 30, 2019, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2019 and December 31, 2018, our outstanding balance on the line of credit was $417,000.

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

The impact of the new lease standard on the June 30, 2019 consolidated balance sheet was as follows:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2019
		(in thousands, except years)
Operating lease assets	Right of use assets-operating leases	$494

Current lease liabilities	Current operating leases	$129
Noncurrent lease liabilities	Long-term operating leases	365
Total lease liabilities		$494

Weighted average remaining lease term in years		2.8
Implicit Rate		3.8%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the six months ended June 30, 2019 was approximately $385,000, which included approximately $285,000 related to short-term lease costs.

June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost(1)	$100

(1) Lease costs are classified on the condensed consolidated statements of income in cost of sales, cost of compressors and selling, general and administrative expenses.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2019 (excluding the six months ended June 30, 2019)	$83
2020	116
2021	95
2022	43
2023	35
Thereafter	190
Total lease payments	562
Less: Imputed interest	68
Total	$494

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

(7) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$573	$247	$930	$472
Denominator for basic net income per common share:
Weighted average common shares outstanding	13,134	12,963	13,100	12,941
Denominator for diluted net income per share:
Weighted average common shares outstanding	13,134	12,963	13,100	12,941
Dilutive effect of stock options and restricted stock	328	298	268	274
Diluted weighted average shares	13,462	13,261	13,368	13,215
Earnings per common share:
Basic	$0.04	$0.02	$0.07	$0.04
Diluted	$0.04	$0.02	$0.07	$0.04

In the three months ended June 30, 2019, options to purchase 215,834 shares of common stock with exercise prices ranging from $16.74 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

In the six months ended June 30, 2019, options to purchase 205,834 shares of common stock with exercise prices ranging from $17.74 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect

In the three and six months ended June 30, 2018, options to purchase 83,417 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of diluted income per share, due to their antidilutive effect.

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

For the three months ended June 30, 2019 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$13,572	$5,814	$509	$—	$19,895
Operating costs and corporate expenses	6,359	4,419	159	8,365	19,302
Total other income, net	—	—	—	177	177
Income before provision for income taxes	$7,213	$1,395	$350	$(8,188)	$770

For the three months ended June 30, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$11,427	$6,383	$394	$—	$18,204
Operating costs and corporate expenses	5,195	4,924	101	7,758	17,978
Total other income, net	—	—	—	75	75
Income before provision for income taxes	$6,232	$1,459	$293	$(7,683)	$301

For the six months ended June 30, 2019 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$26,959	$9,939	$988	$—	$37,886
Operating costs and expenses	12,244	8,118	306	16,416	37,084
Total other income, net	—	—	—	478	478
Income before provision for income taxes	$14,715	$1,821	$682	$(15,938)	$1,280

For the six months ended June 30, 2018 (in thousands:
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$22,898	$9,381	$643	$—	$32,922
Operating costs and expenses	9,899	7,115	166	15,166	32,346
Total other expense, net	—	—	—	(1)	(1)
Income before provision for income taxes	$12,999	$2,266	$477	$(15,167)	$575

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

As of June 30, 2019, the Company has a remaining contractual obligation related to the construction of a new corporate office of approximately $1.4 million, to be financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in 2019.

(10) Related Party

In 2016, we entered into a joint venture partnership, N-G, LLC (‘N-G”), with Genis Holdings, LLC (“Genis”) to explore new technologies for wellhead compression. NGS and Genis both share 50% ownership of N-G. In 2018, we ordered some compressor packages from Genis, totaling $1.0 million. The compressors were completed and delivered during the first quarter of 2019. As of June 30, 2019, we paid the units in full which has been reclassified from prepaids and is included in rental equipment on the consolidated balance sheet.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 24 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2019, we had 1,374 natural gas compressors totaling 247,879 horsepower rented to 97 customers compared to 1,247 natural gas compressors totaling 194,948 horsepower rented to 88 customers at June 30, 2018.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we began to see an increase in oil prices and activity that continued into 2018. We anticipate a continuation of prices at levels that E&P companies find sufficient to invest in producing activities throughout 2019. While the continuation of this level of activity is uncertain and variable period to period, we believe the long-term trend in our market is favorable.

Results of Operations

Three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2019 and 2018.

	Revenue Three months ended June 30,
	(in thousands)
	2019		2018
Rental	$13,572	68%	$11,427	63%
Sales	5,814	29%	6,383	35%
Service and Maintenance	509	3%	394	2%
Total	$19,895		$18,204

Total revenue increased to $19.9 million from $18.2 million, or 9.3%, for the three months ended June 30, 2019, compared to the same period ended June 30, 2018. The increase is mainly a result of an increase in rental revenue due to a greater number of units and higher horsepower with higher rates being rented.

Rental revenue increased to $13.6 million from $11.4 million for the three months ended June 30, 2019, compared to the same period ended June 30, 2018. We ended the quarter with 2,572 compressor packages in our fleet, up from 2,557 units at June 30, 2018. The rental fleet had a unit utilization as of June 30, 2019 and 2018, respectively of 53.4% and 48.8% while our horsepower utilization for the same periods, respectively was 59.9% and 50.9%. The rise in both utilizations is mainly the result of the rise in demand for our higher horsepower units. In the event that oil and natural gas prices remain steady or continue to increase, we expect to see a continued increase in the utilization of our fleet.

Sales revenue decreased to $5.8 million from $6.4 million for the three months ended June 30, 2019 compared to the same period ended June 30, 2018. This decrease is the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations.

Our overall operating income increased to $593,000 compared to $226,000 for the three months ended June 30, 2019 and June 30, 2018, respectively. The increase in operating income was largely due to higher rental revenues.

Selling, general, and administrative expense increased to $2.7 million from $2.3 million for the three months ended June 30, 2019, and June 30, 2018, respectively. The increase in selling, general and administrative expenses is largely due to an increase in officer incentive bonuses.

Depreciation and amortization expense increased slightly to $5.7 million for the three months ended June 30, 2019, from $5.4 million for the period ended June 30, 2018.  This increase is the result of larger horsepower units being added to the fleet. We added 33 units (approximately 30,000 horsepower) to our fleet over the past 12 months. Twenty-eight of these were 400 horsepower or larger; representing 98% of the horsepower added.
We had an income tax expense of $197,000 resulting in an effective tax rate of 25.6% for the three months ended June 30, 2019 as compared to $54,000 resulting in an effective tax rate of 17.9% for the three months ended June 30, 2018. The change in the effective tax rate is a result of the recording an R&D credit in 2018.

Six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2019 and 2018.

	Revenue Six months ended June 30,
	(in thousands)
	2019		2018
Rental	$26,959	71%	$22,898	70%
Sales	9,939	26%	9,381	28%
Service and Maintenance	988	3%	643	2%
Total	$37,886		$32,922

Total revenue increased to $37.9 million from $32.9 million, or 15.1%, for the six months ended June 30, 2019, compared to the same period ended June 30, 2018. Comparing the six months ended June 30, 2019 to the same period in 2018, rental revenue increased 17.7% and sales revenue increased 5.9%.

Rental revenue increased to $27.0 million from $22.9 million for the six months ended June 30, 2019, compared to the same period ended June 30, 2018.  We ended the quarter with 2,572 compressor packages in our rental fleet up from 2,557 units at June 30, 2018.  The rental fleet had a utilization of 53.4%, as of June 30, 2019 compared to 48.8% while our horsepower utilization for the same periods, respectively was 59.9% and 50.9%. The rise in utilization is mainly the result of the rise in demand for our higher horsepower units. In the event that oil and natural gas prices remain steady or increase, we expect to see a continued increase in the utilization of our fleet.

Sales revenue increased to $9.9 million from $9.4 million for the six months ended June 30, 2019, compared to the same period ended June 30, 2018.  This increase is the result of the fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations.

Our overall operating income increased to $802,000 from $576,000 for the six months ended June 30, 2019 compared to the same period ended 2018. Our overall operating income increase is largely due to the increase in rental revenue.

Selling, general, and administrative expense increased to $5.2 million from $4.3 million, for the six months ended June 30, 2019, as compared to the same period ended June 30, 2018, due to an increase in officer incentive bonuses.

Depreciation and amortization expense increased to $11.2 million for the six months ended June 30, 2019, compared to $10.8 million for the period ended June 30, 2018.  This increase is the result of large horsepower units being added to the fleet. We added 33 units (approximately 30,000 horsepower) to our fleet over the past 12 months. Twenty-eight of these were 400 horsepower or larger; representing 98% of the horsepower added.

We had an income tax expense of $350,000 resulting in an effective tax rate of 27.3% for the six months ended June 30, 2019 as compared to $103,000 resulting in an effective tax rate of 17.9% for the six months ended June 30, 2018. The increase in the provision is a result of an increase in pretax income and the recording of an R&D credit in 2018.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2019 and December 31, 2018 are set forth below:

	June 30,	December 31,
	2019	2018
	(in thousands)
Current Assets:
Cash and cash equivalents	$29,911	$52,628
Trade accounts receivable, net	11,383	7,219
Inventory	30,302	30,974
Prepaid income taxes	3,146	3,148
Prepaid expenses and other	1,880	2,430
Total current assets	76,622	96,399
Current Liabilities:
Accounts payable	2,579	2,122
Accrued liabilities	3,999	8,743
Current operating leases	129	—
Deferred income	113	81
Total current liabilities	6,820	10,946
Total working capital	$69,802	$85,453

For the six months ended June 30, 2019, we invested $29.4 million in property and equipment. During these six months we added $16.7 million in new equipment to our rental fleet, $2.8 million in payments related to the construction of our new corporate office, $425,000 in office furniture and equipment and $963,000 in vehicles. Our investment in property and equipment also includes any changes between work in progress related to rental fleet jobs started and completed during the period, this change was an increase to the property and equipment of $8.6 million. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs.  We financed this activity with cash flow from operations and cash on hand.

Cash flows

At June 30, 2019, we had cash and cash equivalents of $29.9 million compared to $52.6 million at December 31, 2018. Our cash flow from operations of $6.4 million was offset by capital expenditures of $29.4 million, during the six months ended June 30, 2019.  We had working capital of $69.8 million at June 30, 2019 compared to $85.5 million at December 31, 2018. On June 30, 2019 and December 31, 2018, we had outstanding debt of $417,000, which is all related to our line of credit. We had positive net cash flow from operating activities of $6.4 million during the first six months of 2019 compared to $10.9 million for the first six months of 2018.  The cash flow from operations of $6.4 million was primarily the result of the net income of $930,000 and the non-cash items of depreciation of $11.2 million, $1.1 million related to the expenses associated with stock-based compensation, and a decrease in cash flows related to working capital and other of $6.8 million.

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

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, extending the maturity date to December 31, 2020. No other material revisions were made to the credit facility. We had $29.5 million borrowing base availability at June 30, 2019 under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. For further information, see Note 5 "Credit Facility" on page 12.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of June 30, 2019:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2019 (1)	2020	2021	2022	2023	Total
Line of credit (secured)	$—	$417	$—	$—	$—	$417
Interest on line of credit(2)	8	17	—	—	—	25
Purchase obligations(3)	245	400	111	—	—	756
Other long-term liabilities	—	—	47	—	—	47
Total	$253	$834	$158	$—	$—	$1,245

(1) For the six months remaining in 2019.
(2) Assumes an interest rate of 4.0% and no additional borrowings.
(3) Vendor exclusive purchase agreement related to paint and coatings.

The Company also has a contractual obligation related to the construction of a new corporate office of approximately $1.4 million, which we intend to finance by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in 2019.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

For further information, see Note 1 "Basis of Presentation and Summary of Significant Accounting Polices" on page 6.
 Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2019, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.

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

This material weakness resulted in a material misstatement in the provision for income taxes in our consolidated financial statement as of and for the years ended December 31, 2017, 2016 and 2015. The misstatements were not material to any individual year. Consolidated financial statements included in Annual Report on Form 10-K issued as of December 31, 2018 reflect the correction of the material misstatement of income tax expense (benefit), the related consolidated balance sheet and the consolidated income statement accounts.

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

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 7, 2019