Form 10-Q
period 2019-09-30
NATURAL GAS SERVICES GROUP INC
filed 2019-11-08
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
As of October 28, 2019, there were 13,470,397 shares of the Registrant's common stock, $0.01 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NGS	NYSE

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$19,482	$52,628
Trade accounts receivable, net of allowance for doubtful accounts of $325 and $291, respectively	11,224	7,219
Inventory	30,289	30,974
Prepaid income taxes	3,102	3,148
Prepaid expenses and other	1,320	2,430
Total current assets	65,417	96,399
Long-term inventory, net of allowance of $3,371 and $19, respectively	540	3,980
Rental equipment, net of accumulated depreciation of $156,800 and $165,428, respectively	205,741	175,886
Property and equipment, net of accumulated depreciation of $12,317 and $11,556, respectively	22,101	16,587
Right of use assets - operating leases, net of accumulated amortization $130	447	—
Goodwill	—	10,039
Intangibles, net of accumulated amortization of $1,852 and $1,758, respectively	1,307	1,401
Other assets	1,443	1,109
Total assets	$296,996	$305,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,183	$2,122
Accrued liabilities	8,358	8,743
Current operating leases	107	—
Deferred income	81	81
Total current liabilities	12,729	10,946
Line of credit	417	417
Deferred income tax liability	31,229	32,158
Long-term operating leases	340	—
Other long-term liabilities	1,790	1,699
Total liabilities	46,505	45,220
Commitments and contingencies (Notes 8 and 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,142 and 13,005 shares issued, respectively	131	130
Additional paid-in capital	109,861	107,760
Retained earnings	140,989	152,291
Treasury Shares, at cost, 38 shares	(490)	—
Total stockholders' equity	250,491	260,181
Total liabilities and stockholders' equity	$296,996	$305,401
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED INCOME STATEMENTS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Rental income	$14,434	$12,039	$41,393	$34,937
Sales	5,877	3,947	15,816	13,328
Service and maintenance income	541	410	1,529	1,053
Total revenue	20,852	16,396	58,738	49,318
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	6,300	5,363	18,544	15,262
Cost of sales, exclusive of depreciation stated separately below	4,390	3,081	12,508	10,196
Cost of service and maintenance	164	107	470	273
Selling, general and administrative expense	2,791	2,353	7,966	6,683
Depreciation and amortization	5,867	5,536	17,108	16,372
Impairment of goodwill	10,039	—	10,039	—
Inventory allowance and retirement of rental equipment	4,862	—	4,862	—
Total operating costs and expenses	34,413	16,440	71,497	48,786
Operating (loss) income	(13,561)	(44)	(12,759)	532
Other income (expense):
Interest expense	(4)	(4)	(12)	(10)
Other income, net	93	184	579	189
Total other income, net	89	180	567	179
(Loss) Income before provision for income taxes	(13,472)	136	(12,192)	711
Income tax benefit (expense)	1,240	100	890	(3)
Net (loss) income	$(12,232)	$236	$(11,302)	$708
(Loss) Earnings per share:
Basic	$(0.93)	$0.02	$(0.86)	$0.05
Diluted	$(0.93)	$0.02	$(0.86)	$0.05
Weighted average shares outstanding:
Basic	13,137	12,977	13,112	12,953
Diluted	13,137	13,254	13,112	13,228

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2018	—	$—	12,880	$129	$105,325	$151,865	—	$—	$257,319
Exercise of common stock options	—	—	9	—	157	—	—	—	157
Compensation expense on common stock options	—	—	—	—	66	—	—	—	66
Issuance of restricted stock	—	—	60	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	362	—	—	—	362
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(495)	—	—	—	(495)
Net income	—	—	—	—	—	225	—	—	225
BALANCES, March 31, 2018	—	$—	12,949	$129	$105,415	$152,090	—	$—	$257,634
Compensation expense on common stock options	—	—	—	—	31	—	—	—	31
Issuance of restricted stock	—	—	19	—	—	—			—
Compensation expense on restricted common stock	—	—	—	1	616	—	—	—	617
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(134)	—	—	—	(134)
Net income	—	—	—	—	—	247	—	—	247
BALANCES, June 30, 2018	—	$—	12,968	$130	$105,928	$152,337	—	$—	$258,395
Exercise of common stock options	—	—	29	—	522	—	—	—	522
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	624	—	—	—	624
Taxes paid related to net shares settlement of equity awards	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	236	—	—	236
BALANCES, September 30, 2018	—	$—	13,001	$130	$107,104	$152,573	—	$—	$259,807

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2019	—	$—	13,005	$130	$107,760	$152,291	—	$—	$260,181
Exercise of common stock options	—	—	57	—	555	—	—	—	555
Compensation expense on common stock options	—	—	—	—	31	—	—	—	31
Issuance of restricted stock	—	—	71	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	463	—	—	—	464
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(192)	—	—	—	(192)
Net income	—	—	—	—	—	357	—	—	357
BALANCES, March 31, 2019	—	$—	13,133	$131	$108,617	$152,648	—	$—	$261,396
Exercise of common stock options	—	—	—	—	(50)	—	—	—	(50)
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Issuance of restricted stock	—	—	5	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	612	—	—	—	612
Taxes paid related to net shares settlement of equity awards	—	—	—	—	9	—	—	—	9
Net income	—	—	—	—	—	573	—	—	573
BALANCES, June 30, 2019	—	$—	13,138	$131	$109,218	$153,221	—	$—	$262,570
Exercise of common stock options	—	—	—	—	—	—	—	—	—
Compensation expense on common stock options	—	—	—	—	32	—	—	—	32
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	611	—	—	—	611
Taxes paid related to net shares settlement of equity awards	—	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	38	(490)	(490)
Net loss	—	—	—	—	—	(12,232)	—	—	(12,232)
BALANCES, September 30, 2019	—	$—	13,142	$131	$109,861	$140,989	38	$(490)	$250,491

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(11,302)	$708
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,108	16,372
Deferred income taxes	(929)	133
Stock-based compensation	1,780	1,729
Bad debt allowance (recovery)	55	(137)
Inventory allowance	3,350	—
Impairment of goodwill	10,039	—
Gain on sale of assets	(37)	(49)
Retirement of rental equipment	1,512	—
(Gain) loss on company owned life insurance	(145)	15
Changes in operating assets and liabilities:
Trade accounts receivables	(4,060)	555
Inventory	1,861	6,307
Prepaid expenses and prepaid income taxes	198	(416)
Accounts payable and accrued liabilities	1,054	(2,397)
Deferred income	—	(51)
Other	125	267
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,609	23,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(53,401)	(28,815)
Purchase of company owned life insurance	(207)	(237)
Proceeds from sale of property and equipment	26	49
Proceeds from insurance claims of property and equipment	11	—
NET CASH USED IN INVESTING ACTIVITIES	(53,571)	(29,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(16)	(25)
Proceeds from exercise of stock options	505	680
Purchase of treasury shares	(490)	—
Taxes paid related to net share settlement of equity awards	(183)	(629)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(184)	26
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,146)	(5,941)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,628	69,208
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,482	$63,267
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$43	$10
Income taxes paid	$254	$66
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$746	$144
Transfer of prepaids to rental equipment and inventory	$958	$—
Right of use acquired through an operating lease	$126	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation and Summary of Significant Accounting Policies

These notes apply to the unaudited condensed consolidated financial statements of Natural Gas Services Group, Inc. a Colorado corporation (the "Company", “NGSG”, "Natural Gas Services Group", "we" or "our").  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company's deferred compensation plan (see Note 5). All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2019 and the results of our operations for the three and nine months ended September 30, 2019 and 2018 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:
Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts generally range from six to 60 months, with our larger horsepower compressors having longer minimum contract terms. Our rental revenue is recognized over time, with equal monthly payments over the term of the contract. After the term of a contract has expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, flare systems, and parts, as well as, exchange/rebuilding customer owned compressors and sale of used rental equipment.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the nine months ended September 30, 2019 was approximately $9.4 million.
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

Payment terms for sales revenue and service and maintenance revenue discussed above are generally 30 to 60 days although terms for specific customers can vary. Also, transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2019	2018	2019	2018
Compressors - sales	$4,703	$2,891	$12,199	$9,454
Flares - sales	243	336	783	1,827
Other (Parts/Rebuilds) - sales	931	720	2,834	2,047
Service and maintenance	541	410	1,529	1,053
Total revenue from contracts with customers	6,418	4,357	17,345	14,381
Add: non-ASC 606 rental revenue	14,434	12,039	41,393	34,937
Total revenue	$20,852	$16,396	$58,738	$49,318

Contract Balances

As of September 30, 2019 and December 31, 2018, we had the following receivables and deferred income from contracts with customers:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$4,038	$2,250
Accounts receivable - non-ASC 606	7,511	5,260
Total Accounts Receivable	$11,549	$7,510
Less: Allowance for doubtful accounts	(325)	(291)
Total Accounts Receivable, net	$11,224	$7,219

Deferred income	$81	$81

The Company recognized $47,000 in revenue for the nine months ended September 30, 2019 that was included in deferred income at the beginning of 2019. For the year ended December 31, 2018, the Company recognized revenue of $176,000 from amounts related to sales that were included in deferred income at the beginning of 2018.

The changes in the balance of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2019, the Company did not have revenue related to performance obligations under ASC 606-10-50-13.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Our policy regarding income tax interest and penalties is to expense those items as other expense.

During the fourth quarter of 2018, the Company discovered a potential uncertain tax position attributable to the deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. The Company's management determined the effect of the potential uncertain tax position on previously reported results of operations for the years ended December 31, 2017 and 2016 was not material.

As of September 30, 2019, the Company has filed an amended tax return for the year ended 2015 and has recognized certain offsetting deductions thus reducing our uncertain tax position reserve for 2015, 2016 and 2017. Accrued interest and penalties at September 30, 2019 related to 2016 and 2017 uncertain tax position was approximately $23,000. The Company plans on amending it's 2016 and 2017 filed federal income tax returns and is still in the process of analyzing certain offsetting deductions to reduce the uncertain tax position reserve.

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of uncertain tax positions of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2019	$578
Additions based on tax positions related to current year	—
Reductions for tax positions of prior years	(319)
Balance at September 30, 2019	$259

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts, due to our adoption of ASC 842, to conform to the current-year presentation. These reclassifications had no effect on the financial statements.

(2) Stock-Based Compensation

Stock Options:

A summary of option activity under our 1998 Stock Option Plan as of December 31, 2018, and changes during the nine months ended September 30, 2019 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	283,686	$20.46	3.58	$434
Exercised	(56,352)	8.97	—	474
Canceled/Forfeited	(3,000)	27.91	—	—
Outstanding, September 30, 2019	224,334	$23.25	3.67	$—
Exercisable, September 30, 2019	213,901	$23.01	3.49	$—

The following table summarizes information about our stock options outstanding at September 30, 2019:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	8,500	2.32	$14.89	8,500	$14.89
$15.71-17.81	42,000	0.82	17.54	42,000	17.54
$17.82-20.48	50,500	1.59	19.43	50,500	19.43
$20.49-33.36	123,334	5.59	27.33	112,901	27.26
	224,334	3.67	$23.25	213,901	$23.01

The summary of the status of our unvested stock options as of December 31, 2018 and changes during the nine months ended September 30, 2019 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2018	20,865	$11.93
Vested	(10,432)	11.93
Unvested at September 30, 2019	10,433	$11.93

As of September 30, 2019, there was $46,105 of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of one year. Total compensation expense for stock options was $91,984 and $127,055 for the nine months ended September 30, 2019 and 2018, respectively.

Restricted Shares/Units:

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2018 performance, Mr. Taylor, was awarded 131,674 restricted shares/units on March 29, 2019, which vest over three years, in equal annual installments, beginning March 29, 2020. On March 29, 2019, the Compensation Committee awarded 20,000 restricted shares/units to each of G. Larry Lawrence, our CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares to Messrs. Lawrence and Hazlett vest over three years, in equal annual installments, beginning March 29, 2020. We also awarded and issued 23,136 shares of restricted common stock to the independent members of our Board of Directors as partial payment for 2019 services as directors. The restricted stock issued to our directors vests over one year, in quarterly installments, beginning March 31, 2020. Total compensation expense related to restricted awards was $1.7 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was a total of $4.3 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next three years.

(3) Inventory

Our inventory, net of allowance for obsolescence of $3.4 million at September 30, 2019 and $19,000 December 31, 2018 consisted of the following amounts:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials - current	$23,893	$26,152
Raw materials - long term, net	540	3,980
Finished Goods	1,022	1,022
Work in process	5,374	3,800
	$30,829	$34,954

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

(4) Inventory Allowance and Retirement of Long-Lived Assets

Given its concerns about the current industry and broader economic backdrop, Company management conducted a detailed review of our rental compressor units and initiated a thorough inventory analysis during the third quarter of 2019. Due to the slow moving nature or obsolescence of long-term inventory and inventory related to the retirement of rental equipment, management recorded an increase of $3.4 million in the inventory allowance reserve for costs that may not be recoverable in the future.

During the review of our rental compressor units, management looked for any units that were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 327 units should be retired from our rental fleet. We performed an optimization review and recorded a $1.5 million loss on retirement of rental equipment to reduce the book value of each unit to zero.

(5) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.4 million and $1.1 million as of September 30, 2019 and 2018, respectively. For the nine months ending September 30, 2019, we reported in other income (expense) in the consolidated income statement a gain related to the policy of approximately $145,000 and for the same period in 2018, a loss of approximately $15,000.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.5 million and $1.2 million as of September 30, 2019 and 2018, respectively. The deferred obligation is included in other long-term liabilities in the condensed consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of September 30, 2019 and 2018, respectively, we have 94,148 and 102,793 unvested restricted stock units being deferred. As of September 30, 2019 and 2018, respectively we have released and issued 80,604 and 33,834 shares to the deferred compensation plan with a value of $1.7 million and $857,000, respectively.

(6) Goodwill

Goodwill is tested annually for impairment or as needed upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. In the last several months, the Company experienced a significant decline in stock price, which is reflective of the significant deterioration of stock prices of companies throughout the oilfield services sector. Accordingly, we calculated our market capitalization (based on our closing stock price) as of September 30, 2019, and compared it to the carrying value of our net assets. Since the carrying value of our net assets exceeded our market capitalization and after considering various economic, industry, and company-specific factors, Company management determined that it was more likely than not that the fair value of the Company’s net assets was less than its carrying amount.

As a result of our qualitative assessment, we proceeded to perform our quantitative goodwill impairment analysis, where we used an independent valuation specialist to assist us in determining the fair value of our net assets. In this impairment analysis, the estimated fair value of our net assets was determined utilizing market and income-based approaches. Determining fair value in this analysis required significant judgment, including judgments about appropriate comparable companies, appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our quantitative evaluation, we recorded a goodwill impairment charge of $10.0 million during the third quarter of 2019.

A summary of changes in the Company’s goodwill during the nine months ended September 30, 2019 is as follows (in millions):

Goodwill, net
December 31, 2018	$10,039
Impairments	(10,039)
September 30, 2019	$—

(7) Credit Facility

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2019 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2019, our weighted average interest rate was 3.38%.

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

As of September 30, 2019, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2019 and December 31, 2018, our outstanding balance on the line of credit was $417,000.

(8) Leases

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

The impact of the new lease standard on the September 30, 2019 consolidated balance sheet was as follows:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2019
		(in thousands, except years)
Operating lease assets	Right of use assets-operating leases	$447

Current lease liabilities	Current operating leases	$107
Noncurrent lease liabilities	Long-term operating leases	340
Total lease liabilities		$447

Weighted average remaining lease term in years		2.9
Implicit Rate		3.8%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the nine months ended September 30, 2019 was approximately $426,000, which included approximately $277,000 related to short-term lease costs.

September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost(1)	$149

(1) Lease costs are classified on the condensed consolidated statements of income in cost of sales, cost of compressors and selling, general and administrative expenses.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2019 (excluding the nine months ended September 30, 2019)	$31
2020	116
2021	95
2022	43
2023	35
Thereafter	190
Total lease payments	510
Less: Imputed interest	63
Total	$447

As previously disclosed on Form 10-K and under the previous lease standard (Topic 840), future minimum obligations under lease commitments in effect at December 31, 2018 as follows:

Operating Leases
(in thousands)
2019	$298
2020	118
2021	97
2022	44
2023	35
Thereafter	15
Total	$607

(9) (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computation (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(12,232)	$236	$(11,302)	$708
Denominator for basic (loss) income per common share:
Weighted average common shares outstanding	13,137	12,977	13,112	12,953
Denominator for diluted (loss) earnings per share:
Weighted average common shares outstanding	13,137	12,977	13,112	12,953
Dilutive effect of stock options and restricted stock	—	277	—	275
Diluted weighted average shares	13,137	13,254	13,112	13,228
(Loss) Earnings per common share:
Basic	$(0.93)	$0.02	$(0.86)	$0.05
Diluted	$(0.93)	$0.02	$(0.86)	$0.05

In the three and nine months ended September 30, 2019, restricted stock and stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

In the three months ended September 30, 2018, options to purchase 126,334 shares of common stock with exercise prices ranging from $22.90 to $33.36 were not included in the computation of diluted earnings per share, due to their antidilutive effect.

In the nine months ended September 30, 2018, options to purchase 82,167 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of diluted earnings per share, due to their antidilutive effect.

(10) Segment Information

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

For the three months ended September 30, 2019 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$14,434	$5,877	$541	$—	$20,852
Operating costs and corporate expenses	6,300	4,390	164	18,697	29,551
Inventory Allowance	987	2,363	—	—	3,350
Retirement of Rental Equipment	1,512	—	—	—	1,512
Total other income, net	—	—	—	89	89
Income before provision for income taxes	$5,635	$(876)	$377	$(18,608)	$(13,472)

For the three months ended September 30, 2018 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$12,039	$3,947	$410	$—	$16,396
Operating costs and corporate expenses	5,363	3,081	107	7,889	16,440
Total other income, net	—	—	—	180	180
Income before provision for income taxes	$6,676	$866	$303	$(7,709)	$136

For the nine months ended September 30, 2019 (in thousands):
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$41,393	$15,816	$1,529	$—	$58,738
Operating costs and expenses	18,544	12,508	470	35,113	66,635
Inventory Allowance	987	2,363	—	—	3,350
Retirement of Rental Equipment	1,512	—	—	—	1,512
Total other income, net	—	—	—	567	567
Income before provision for income taxes	$20,350	$945	$1,059	$(34,546)	$(12,192)

For the nine months ended September 30, 2018 (in thousands:
	Rental	Sales	Service & Maintenance	Corporate	Total
Revenue	$34,937	$13,328	$1,053	$—	$49,318
Operating costs and expenses	15,262	10,196	273	23,055	48,786
Total other income, net	—	—	—	179	179
Income before provision for income taxes	$19,675	$3,132	$780	$(22,876)	$711

(11)  Commitments and Contingencies

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

As of September 30, 2019, the Company has a remaining contractual obligation related to the construction of a new corporate office of approximately $375,000, to be financed by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in 2019.

Stock Repurchase Program

On August 12, 2019, the Company announced the Board of Directors had authorized the repurchase of up to $10.0 million of its outstanding shares of common stock in the open market, block trades or privately negotiated transactions. The timing and extent of any repurchase is subject to the discretion of management and is dependent upon market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to purchase any shares and will expire on September 30, 2020, subject to earlier termination of the program by the Board of Directors. The repurchase program may be modified, suspended or terminated at any time without notice, in the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations and other factors deemed appropriate. The Company intends to finance the repurchases with existing liquidity and free cash flow. As of September 30, 2019, the Company repurchased 37,936 of its outstanding shares of common stock with a value of $490,000, at an average price of $12.91. As of September 30, 2019, the Company had approximately $9.5 million remaining under the repurchase authorization.

(12) Related Party

In 2016, we entered into a joint venture partnership, N-G, LLC (‘N-G”), with Genis Holdings, LLC (“Genis”) to explore new technologies for wellhead compression. NGS and Genis both share 50% ownership of N-G. In 2018, we ordered some compressor packages from Genis, totaling $1.0 million. The compressors were completed and delivered during the first quarter of 2019. As of September 30, 2019, the units were paid in full and reclassified from prepaids and are included in rental equipment on the consolidated balance sheet.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of September 30, 2019, we had 1,401 natural gas compressors totaling 270,222 horsepower rented to 93 customers compared to 1,324 natural gas compressors totaling 217,315 horsepower rented to 87 customers at September 30, 2018.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rental and sales in the non-conventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production the demand for overall compression services and products is driven by two general factors; an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need over the past two to three years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,380 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we saw an increase in oil prices and activity that continued during most of 2018. During 2019, we have witnessed a moderation of crude oil prices as well as drilling and completion activity levels. Activity levels of E&P companies have been and will be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (of which we are involved) will fare better than drilling activity. While the continuation of this level of activity is uncertain and variable period to period, we believe the long-term trend in our market is favorable.

Results of Operations

Three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2019 and 2018.

	Revenue Three months ended September 30,
	(in thousands)
	2019		2018
Rental	$14,434	69%	$12,039	73%
Sales	5,877	28%	3,947	24%
Service and Maintenance	541	3%	410	3%
Total	$20,852		$16,396

Total revenue increased to $20.9 million from $16.4 million, or 27.2%, for the three months ended September 30, 2019, compared to the same period ended September 30, 2018. This increase was mainly a result of higher rental revenue primarily due to a greater number of large horsepower units being rented and an increase in compressor sales compared to the same period in 2018.

Rental revenue increased to $14.4 million from $12.0 million for the three months ended September 30, 2019, compared to the same period ended September 30, 2018. We ended the quarter with 2,277 compressor packages in our fleet, down from 2,567 units at September 30, 2018, due to the retirement of 327 units during the third quarter of 2019. The rental fleet had a unit utilization as of September 30, 2019 and 2018, respectively, of 61.5% and 51.6% while our horsepower utilization for the same periods, respectively, was 66.4% and 55.2%. The rise in both utilizations was mainly the result of the rise in demand for our higher horsepower units as well as unit retirements during the third quarter of 2019.

Sales revenue increased to $5.9 million from $3.9 million for the three months ended September 30, 2019 compared to the same period ended September 30, 2018. This increase was the result of fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations.

In the last several months, the Company experienced a significant decline in stock price, which is reflective of the significant deterioration of stock prices of companies throughout the oilfield services sector. As a result, the Company performed a goodwill impairment analysis as of September 30, 2019. The analysis showed our carrying value of net assets exceeded its fair value, indicating that goodwill was fully impaired. Accordingly, the Company recorded a goodwill impairment charge of $10.0 million during the third quarter of 2019.

Due to the slow moving nature or obsolescence of long-term inventory and inventory related to the retirement of rental equipment, management started a thorough inventory analysis during the third quarter of 2019. Accordingly, management has recorded an increase of $3.4 million in the inventory allowance reserve for costs that may not be recoverable in the future.

During the third quarter of 2019, management performed a review of our rental compressor units and determined that 327 units should be retired, representing total horsepower of 39,758. Based on this review, at September 30, 2019, we recorded a $1.5 million non-cash loss on the retirement of rental equipment to reduce the book value of these units to zero.

Our operating (loss) income decreased to a loss of $13.6 million compared to a loss of $44,000 for the three months ended September 30, 2019 and September 30, 2018, respectively. This decrease was mainly due to an increased inventory allowance, loss on the retirement of rental units, and a goodwill impairment charge recorded in third quarter of 2019 that totaled $14.9 million, partially offset by higher rental revenues and compressor sales.

Selling, general, and administrative expense increased to $2.8 million from $2.4 million for the three months ended September 30, 2019, and September 30, 2018, respectively. The increase in selling, general and administrative expenses was largely due to an increase in officer incentive bonuses.

Depreciation and amortization expense increased to $5.9 million for the three months ended September 30, 2019, from $5.5 million for the period ended September 30, 2018.  This increase was the result of larger horsepower units being added to the fleet. We added 60 units (approximately 56,000 horsepower) to our fleet over the past 12 months. Forty-two of these were 400 horsepower or larger, representing 95% of the horsepower added.

We recorded income tax benefit of $1.2 million for the three months ended September 30, 2019 compared to income tax benefit of $100,000 for the three months ended September 30, 2018. For interim periods, our income tax benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rates of 21%. The change in tax benefit was primarily a result of a loss before provision for income taxes of $13.5 million during the third quarter of 2019, which was largely due to goodwill impairment, an increased inventory allowance, and retirement of rental equipment that totaled $14.9 million.

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2019 and 2018.

	Revenue Nine months ended September 30,
	(in thousands)
	2019		2018
Rental	$41,393	70%	$34,937	71%
Sales	15,816	27%	13,328	27%
Service and Maintenance	1,529	3%	1,053	2%
Total	$58,738		$49,318

Total revenue increased to $58.7 million from $49.3 million, or 19.1%, for the nine months ended September 30, 2019, compared to the same period ended September 30, 2018. Comparing the nine months ended September 30, 2019 to the same period in 2018, rental revenue increased 18.5% primarily due to a greater number of large horsepower units being rented. We also saw an increase in sales revenue of 18.7% due to increased compressor sales.

Rental revenue increased to $41.4 million from $34.9 million for the nine months ended September 30, 2019, compared to the same period ended September 30, 2018.  We ended the quarter with 2,277 compressor packages in our rental fleet, down from 2,567 units at September 30, 2018 due to the retirement of 327 units during the third quarter of 2019. The rental fleet had a unit utilization as of September 30, 2019 and 2018, respectively, of 61.5% and 51.6%, while our horsepower utilization for the same periods, respectively, was 66.4% and 55.2%. The rise in utilization was mainly the result of the rise in demand for our higher horsepower units as well as unit retirements during the third quarter of 2019.

Sales revenue increased to $15.8 million from $13.3 million for the nine months ended September 30, 2019, compared to the same period ended September 30, 2018. This increase was the result of the fluctuations in timing of industry activity related to capital projects. We believe this timing is reflective of the typical sales cycle, resulting in fluctuating compressor unit sales to third parties from our Tulsa and Midland operations.

In the last several months, the Company experienced a significant decline in stock price, which is reflective of the significant deterioration of stock prices of companies throughout the oilfield services sector. As a result, the Company performed a goodwill impairment analysis as of September 30, 2019. The analysis showed our carrying value of net assets exceeded its fair value, indicating that goodwill was fully impaired. Accordingly, the Company recorded a goodwill impairment charge of $10.0 million during the third quarter of 2019.

Due to the slow moving nature or obsolescence of long-term inventory and inventory related to the retirement of rental equipment, management started a thorough inventory analysis during the third quarter of 2019. Accordingly, management recorded an increase of $3.4 million in the inventory allowance reserve for costs that may not be recoverable in the future.

During the third quarter of 2019 management performed a review of our rental compressor units and determined that 327 units should be retired, representing total horsepower of 39,758. Based on this review, at September 30, 2019, we recorded a $1.5 million non-cash loss on the retirement of rental equipment to reduce the book value of these units to zero.

Our operating (loss) income decreased to a loss of $12.8 million from income of $532,000 for the nine months ended September 30, 2019 compared to the same period ended 2018. This decrease was due to an increased inventory allowance, loss on the retirement of rental units, and a goodwill impairment charge recorded in third quarter of 2019 that totaled $14.9 million, partially offset by higher rental revenues and compressor sales.

Selling, general, and administrative expense increased to $8.0 million from $6.7 million, for the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018, largely due to an increase in officer incentive bonuses and stock compensation.

Depreciation and amortization expense increased to $17.1 million for the nine months ended September 30, 2019, compared to $16.4 million for the period ended September 30, 2018.  This increase was the result of large horsepower units being added to the fleet. We added 60 units (approximately 56,000 horsepower) to our fleet over the past 12 months. Forty-two of these were 400 horsepower or larger, representing 95% of the horsepower added.

We recorded income tax benefit of $890,000 for the nine months ended September 30, 2019 compared to income tax expense of $3,000 for the three months ended September 30, 2018. For interim periods, our income tax benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rates of 21%. The change in tax benefit was primarily a result of a loss before provision for income taxes of $12.2 million during the nine months ended September 30, 2019, which was largely due to goodwill impairment, an increased inventory allowance, and retirement of rental equipment that totaled $14.9 million.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2019 and December 31, 2018 are set forth below:

	September 30,	December 31,
	2019	2018
	(in thousands)
Current Assets:
Cash and cash equivalents	$19,482	$52,628
Trade accounts receivable, net	11,224	7,219
Inventory	30,289	30,974
Prepaid income taxes	3,102	3,148
Prepaid expenses and other	1,320	2,430
Total current assets	65,417	96,399
Current Liabilities:
Accounts payable	4,183	2,122
Accrued liabilities	8,358	8,743
Current operating leases	107	—
Deferred income	81	81
Total current liabilities	12,729	10,946
Total working capital	$52,688	$85,453

For the nine months ended September 30, 2019, we invested $53.4 million in property and equipment. During these nine months, we added $48.4 million in new equipment to our rental fleet, $3.8 million in payments related to the construction of our new corporate office, $430,000 in office furniture and equipment, and $1.5 million in vehicles. Our investment in property and equipment also includes any changes between work in progress related to rental fleet jobs started and those completed during the period. These changes result in a decrease to property and equipment of $845,000. Even though we have idle rental equipment, at times we do not have the specific type of equipment that our customers require, therefore we have to build new equipment to satisfy their needs. We financed this activity with cash flow from operations and cash on hand.

Cash flows

At September 30, 2019, we had cash and cash equivalents of $19.5 million compared to $52.6 million at December 31, 2018. Our cash flow from operations of $20.6 million was offset by capital expenditures of $53.4 million during the nine months ended September 30, 2019.  We had working capital of $52.7 million at September 30, 2019 compared to $85.5 million at December 31, 2018. On September 30, 2019 and December 31, 2018, we had outstanding debt of $417,000, which is all related to our line of credit. We had positive net cash flow from operating activities of $20.6 million during the first nine months of 2019 compared to $23.0 million for the first nine months of 2018. The cash flow from operations of $20.6 million was primarily the result of adding back non-cash items of depreciation of $17.1 million, a loss on retirement of rental equipment of $1.5 million, an increased inventory allowance of $3.4 million, a goodwill impairment charge of $10.0 million, and stock-based compensation of $1.8 million against a net loss of $11.3 million and decreases in cash flows related to deferred income taxes of $0.9 million and changes in working capital of $0.9 million.

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

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). On August 31, 2017, we amended and renewed the Amended Credit Agreement, extending the maturity date to December 31, 2020. No other material revisions were made to the credit facility. We had $29.5 million borrowing base availability at September 30, 2019 under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. For further information, see Note 7, "Credit Facility".

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of September 30, 2019:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2019 (1)	2020	2021	2022	2023	Total
Line of credit (secured)	$—	$417	$—	$—	$—	$417
Interest on line of credit(2)	4	17	—	—	—	21
Purchase obligations(3)	196	400	111	—	—	707
Other long-term liabilities	—	—	41	—	—	41
Total	$200	$834	$152	$—	$—	$1,186

(1) For the three months remaining in 2019.
(2) Assumes an interest rate of 4.0% and no additional borrowings.
(3) Vendor exclusive purchase agreement related to paint and coatings.

The Company also has a remaining contractual obligation related to the construction of a new corporate office of approximately $375,000, which we intend to finance by cash on hand. Construction of a new office began in late 2017 and is expected to be completed in 2019.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

For further information, see Note 1 "Basis of Presentation and Summary of Significant Accounting Polices" on page 6.
 Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2019, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements.  We do not believe that these arrangements are reasonably likely to materially affect our liquidity, availability of, or requirements for, capital resources.
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

Material Weaknesses in Internal Control over Financial Reporting.

During the fourth quarter of fiscal year 2018, we identified a material weakness in internal controls over financial reporting related to our accounting and reporting of income tax (expense) benefit, the related balance sheet accounts and other comprehensive income. In detail, we did not design and maintain an effective control environment with formal accounting policies and controls to adequately provide sufficient information for the preparation of our tax provision to our third party tax professionals and did not provide an appropriate level or sufficient review of the tax provision. The material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements.

This material weakness resulted in a material misstatement in the provision for income taxes in our consolidated financial statement as of and for the years ended December 31, 2017, 2016 and 2015. The misstatements were not material to any individual year. Consolidated financial statements included in Annual Report on Form 10-K issued as of December 31, 2018 reflect the correction of the material misstatement of income tax (expense) benefit, the related consolidated balance sheet and the consolidated income statement accounts.

We have undergone evaluations, enhancements and implementation in our internal controls over financial reporting, regarding and to address the identified material weakness and significant deficiency. We have implemented various changes and enhancements to improve our controls related to the material weakness and significant deficiency over financial reporting. Management believes that the implementation of these changes will remediate the material weakness described above. Nevertheless, these changes remain subject to further testing at the end of the year.

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 8, 2019