Form 10-K
period 2019-12-31
NATURAL GAS SERVICES GROUP INC
filed 2020-03-31
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from________________________to__________________________
Commission file number: 1-31398

NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado		75-2811855
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
404 Veterans Airpark Lane, Suite 300, Midland, Texas		79705
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:		(432) 262-2700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	NGS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                   No ☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§40232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐                  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2019 was approximately $216,747,630 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 26, 2020, there were 13,382,569 shares of the Registrant's common stock outstanding.

Documents incorporated by reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 25, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•significant economic disruptions and adverse consequences resulting from current and possible long-term effects of the COVID-19 global pandemic;
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

i

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, "NGS", “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page 8.

The Company

We are a leading provider of natural gas compression services and equipment to the energy industry. The Company manufactures, fabricates, rents, sells and maintains natural gas compressors and flare systems for oil and natural gas production and plant facilities. NGS is headquartered in Midland, Texas, with fabrication facilities located in Tulsa, Oklahoma and Midland, Texas, and service facilities located in major oil and natural gas producing regions in the U.S.

The Company has shifted its focus over the last several years to medium to large horsepower applications that apply to natural gas associated with oil-weighted production. Our primary customers are exploration and production companies that utilize our compressor units for artificial lift applications, i.e., production enhancement enabled with high-pressure gas compression equipment, on unconventional oil wells on single and multi-well pads. In addition, our customer base includes E&P companies that are focused on natural gas-weighted production (with typically smaller horsepower applications) as well as midstream companies. The Company's largest rental area is the Permian Basin (approximately 36% of rental revenues in 2019), with the large majority of its remaining rental revenue being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle / western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin.

Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. As of December 31, 2019, we had 2,304 natural gas compression units in our rental fleet with 429,650 horsepower. At year end 2019, we had 1,419 natural gas compression units in service with 299,836 horsepower, resulting in horsepower utilization of 69.8%, We added 82 units with approximately 74,000 horsepower to our fleet during 2019. Fifty-four of those units were 400 horsepower or larger (including 49 at 1,380 horsepower each), representing approximately 95% of the horsepower added.

Our revenue increased 19.8% to $78.4 million from $65.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This growth was largely the result of our rental revenue increasing 18.7% to $56.7 million in 2019 from $47.8 million in 2018. For the year ended December 31, 2019 the Company reported a net loss of $13.9 million as compared to net loss of $466,000 for the year ended December 31, 2018. In addition, the Company's adjusted EBITDA increased 10.5% to $24.0 million in 2019 from $21.8 million in 2018. See "Item 6, Selected Financial Data, Non-GAAP Financial Measures" for a reconciliation of adjusted EBITDA to its closest GAAP financial measure, net (loss) income.

At December 31, 2019, current assets were $42.4 million, which included $11.6 million of cash and cash equivalents.  Current liabilities were $5.5 million at year end 2019, which included the full amount outstanding on our line of credit of $417,000. Our stockholders' equity as of December 31, 2019 was $247.7 million.

Please see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

Our Operating Units

We identify our operating units based upon major revenue sources as Rental, Sales, Service and Maintenance and Corporate.

Rental.  Our rental compression units provide small, medium and large horsepower applications for unconventional oil and natural gas production. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. By outsourcing their compression needs, we believe our customers are able to increase their revenues by producing higher volumes of oil and natural gas due to greater equipment run time. Outsourcing allows our customers to reduce their compressor downtime, operating and maintenance costs, and capital investments, and more efficiently meet their changing compression needs. We maintain and service all of the compression equipment we rent to our customers.

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

As of December 31, 2019, we had 2,304 natural gas compressors in our rental fleet totaling 429,650 horsepower.  As of year end 2019, we had 1,419 natural gas compressors totaling 299,836 horsepower rented to 95 customers. The utilization rate of our rental fleet as of December 31, 2019 was 61.6%, while our horsepower utilization for the same period was 69.8%.

Engineered Equipment Sales.  This operating unit includes the following components:

•Compressor fabrication.  Fabrication involves the design, fabrication and assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale. In addition to fabricating compressors for our rental fleet, we engineer and fabricate custom-made natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought. Fabricated compressors comprised 76.8% of our sales revenue during 2019.

•Parts sales and compressor rebuilds.  To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for small horsepower screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business. Parts sales and compressor rebuilds comprised 18.2% of our sales revenue during 2019.

•Flare fabrication.  We design, fabricate, sell, install and service flare stacks and related ignition and control devices for the onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases.  Applications for this equipment are often environmentally and regulatory driven.

•Compressor manufacturing.  We design and manufacture our own proprietary line of reciprocating natural gas compressor frames, cylinders and parts known as our “CiP”, or Cylinder-in-Plane, product line. We use the finished components to fabricate compressor units for our rental fleet or for sale to customers.  We also sell finished components to other fabricators.

Service and Maintenance.  We service and maintain compressors owned by our customers on an “as needed” and contract basis. Natural gas compressors require routine maintenance and periodic refurbishing to prolong their useful life.  Routine maintenance includes physical and visual inspections and other parametric checks that indicate a change in the condition of the compressors.  We perform engine and compressor overhauls on a condition-based interval or a time-based schedule or at the customer's request. Based on our past experience, these maintenance procedures maximize component life and unit availability and minimize downtime.

Business Strategy

Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•Expand rental fleet.  We intend to prudently increase the size of our medium and large horsepower rental fleet by fabricating compressor units in numbers that correspond to pre-contracted agreements with our customers and to market share gains we may experience. We believe our future growth will be primarily driven through our placement of larger horsepower, centralized wellhead natural gas compressors for unconventional oil production, with select fabrication of medium horsepower compressors to meet customer demand beyond our inventory.

•Geographic expansion.  We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. Company's largest rental area is the Permian Basin (approximately 36% of rental revenues in 2019), where we have continued to gain market share and believe we have the most expansion opportunities going forward. The large majority of the Company's remaining rental revenue is being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle / western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin.

•Selectively pursue acquisitions.  We will continue to evaluate potential acquisitions, joint ventures and other opportunities that could enhance our current market position, but only those that provide compelling returns to the Company.

All of the above strategies are subject to revisions and adjustments as a result of several factors discussed in Item 1A, Risk Factors.

Competitive Strengths

We believe our competitive strengths include:
•Superior customer service.  Our availability to provide a broad range of compressors has enabled us to effectively meet the evolving needs of our customers. We believe this ability, coupled with our personalized services and in-depth knowledge of our customers’ operating needs and growth plans, have allowed us to enhance our relationships with existing customers as well as attract new customers.  The size, type and geographic diversity of our rental fleet enable us to provide customers with a range of compression units that can serve a wide variety of applications.  We are able to select the correct equipment for the job, rather than the customer trying to fit its application to our equipment.
•Diversified product line.  Our compressors are available as low pressure rotary screw and higher pressure reciprocating packages.  They are designed to meet a number of applications, including compression assisted gas lift on oil wells, wellhead compression on natural gas wells, natural gas gathering and transmission, and others. In addition, our compressors can be built to handle a variety of gas mixtures, including air, nitrogen, carbon dioxide, hydrogen sulfide and hydrocarbon gases. A diversified compression product line helps us compete by being able to satisfy widely varying pressure, volume and production conditions that customers encounter.
•Purpose-built rental compressors.  Our rental compressor packages have been designed and built to address the primary requirements of our customers in the producing regions in which we operate.  Our units are purpose-built but standardized, as the units are compact in design and are easy, quick and inexpensive to move, install and start-up.  Our control systems are technically advanced, as these systems allow the operator to monitor as well as start and stop the majority of our units remotely and/or in accordance with well conditions. We also believe our rental fleet is one of the environmentally efficient in the industry.
•Experienced management team.  On average, our executive and operating team members have over 25 years of oilfield services and other energy industry experience. We believe our management team has successfully demonstrated its ability to grow our business during times of expansion and to manage through downturns.
•Broad geographic presence.  We presently provide our products and services to a customer base of oil and natural gas exploration and production companies operating in Texas, New Mexico, Oklahoma, Pennsylvania, West Virginia, Ohio, Michigan, Colorado and Wyoming.  Our footprint allows us to service many of the largest oil and natural gas producing regions in the United States.  We believe that operating in diverse geographic regions allows us better utilization of our compressors, minimal incremental expenses, operating synergies, volume-based purchasing, leveraged inventories and cross-trained personnel.
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

Overview and Outlook

The market for compression equipment and services is dependent on the condition of the oil and natural gas industry, including the capital expenditure budgets of domestic oil and gas companies. The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. In addition, capital expenditure budgets of energy companies have become significantly more constrained over the last several months due to the deterioration of energy equity markets and strong demands from institutional investors that companies keep capital spending within operating cash flow and return capital through dividends and share repurchases. Oil and natural gas prices and the level of development and production activity have historically been characterized by significant volatility.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. In addition, recent events concerning OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions have led to significant weakness in oil prices and ensuing reductions of exploration and production company capital and operating budgets.

As of March 31, 2020, the full impact of the COVID-19 outbreak continues to evolve daily. With the significant decline in oil prices as well as the general economic decline caused by the impacts of COVID-19, we expect utilization to decline among our smaller horsepower and medium horsepower units during the remainder of 2020 after a minimal decline during the first quarter of 2020. In terms of sales, we expect minimal compressor sales for the year due to much lower capital expenditure budgets throughout the industry, including those of our major customers. Finally, we have recently experienced and expect to continue to experience pricing pressure from our customers and competitors until industry and economic conditions improve. We are currently experiencing no issues with potential workforce and supply chain disruptions. Our relationship with our major customer continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.

While management anticipates that the industry and economic impact of the pandemic and OPEC’s actions will have a negative effect on its results of operations in 2020 and perhaps beyond, the degree to which these factors will impact our business remains uncertain. Please read Item 1A, Risk Factors, in this report.

Major Customers

Sales and rental income to Occidental Permian, LTD. ("Oxy") for the years ended December 31, 2019 and 2018 amounted to 36% of and 28% of our revenue, respectively. Sales and rental income to Oxy and Devon Energy Production, Inc. for the year ended December 31, 2017 amounted to 20% and 15% of our revenue. No other single customer accounted for more than 10% of our revenues in 2019, 2018 or 2017.

Oxy amounted to 35% of our accounts receivables as of December 31, 2019 and 26% of our accounts receivable as of December 31, 2018. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2019 and 2018. The loss of this key customer would have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

Sales and Marketing

Our sales force pursues the rental and sales market for compressors and flare equipment and other services in their respective territories.  Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions.  Our sales and marketing strategy is focused on communication with current customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals.  Our sales and marketing personnel coordinate with our operations personnel in order to promptly respond to and address customer needs.  Our overall sales and marketing efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through enhanced product design, fabrication, manufacturing, installation, operations, customer service and support.

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

Backlog

As of December 31, 2019, we had a sales backlog of approximately $2.2 million compared to $14.8 million as of December 31, 2018.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that currently require two to three months of lead time prior to delivery of the order.

Employees

As of December 31, 2019, we had 270 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and natural gas industry, such as explosions, fires, and oil spills.  We maintain liability insurance that we believe is customary in the industry and which includes environmental cleanup, but excludes product warranty insurance because the majority of components on our compressor unit are covered by the manufacturers.  We also maintain insurance with respect to our facilities.  Based on our historical experience, we believe that our insurance coverage is adequate.  However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses.  In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

Government Regulation

All of our operations and facilities are subject to numerous federal, state, foreign and local laws, rules and regulations related to various aspects of our business, including containment and disposal of hazardous materials, oilfield waste, and other waste materials.

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

Waste Management and Disposal

The federal Resource Conservation and Recovery Act ("RCRA") and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, paints and solvents) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controls at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. However, in a March 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In June 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements.  On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule's fugitive emissions monitoring requirements, and expects to "significantly reduce" the regulatory burden of the rule in doing so. These standards, as well as any future laws and their implementing regulations, may impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

In addition, the COVID-19 outbreak poses the risk that our suppliers may be prevented from conducting their business at sufficient levels to provide us with necessary equipment and supplies in a timely and sufficient amount. We have experienced no supply disruptions nor have we received any indications that our supplies will be disrupted during this early stage of the COVID-19 outbreak. Nevertheless, given that we are in the early stage of the outbreak and the dynamic nature of these circumstances, we cannot reasonably predict or estimate the effects that the COVID-19 outbreak may have on our supply chain. To the extent we have difficulties in obtaining needed products and supplies in a timely manner, our results of operations and financial position may be adversely affected.

Available Information

We use our website as a channel of distribution for Company information.  We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.  We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors.   Paper copies of our filings are also available, without charge upon written request. Please mail requests to Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, TX 79705. The information contained on our website is not part of this Report.

Glossary of Industry Terms

"CiP" - A branded gas compressor product line designed, manufactured and packaged by the Company. The 'Cylinder in Plane' design results in a compact and vibration-free compressor unit that particularly lends itself to unconventional wellhead applications, air compression and compressed natural gas requirements.

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

Risks Associated With Our Industry

The outbreak of COVID-19 and recent oil market developments could adversely impact our financial condition and results of operations.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. In addition, recent events concerning OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions have led significant weakness in oil prices and ensuing reductions of E&P company capital and operating budgets. If economic and industry conditions do not improve, these events will adversely impact our financial condition and results of operations in 2020 and perhaps beyond, as further discussed in risk factors below.

In addition, the spread of the virus into our workforce could prevent us meeting the demands of our customers and adequately servicing existing compressors. Similarly, if our customers or suppliers experience adverse business consequences due to COVID-19, demand for our equipment and services could also be adversely affected. The magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be estimated at this time. Should any of these potential impacts continue for an extended period of time, the impact on our business could have an adverse effect on our financial position and results of operations.

Adverse macroeconomic and business conditions may significantly and negatively affect our results of operations.

As a result of the COVID-19 outbreak discussed above and other economic conditions in the United States and abroad, our revenue and profitability will likely be adversely affected. The condition of domestic and global financial markets, relatively low oil and natural gas prices, and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could also become significant.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for oil and natural gas would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

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
•environmental regulation; and
•tax policies.

Because of the recent significant reductions in the market prices of oil and natural gas, many companies developing oil and natural gas reserves have curtailed or canceled their drilling programs, thereby reducing demand for our equipment and services.  Our rental contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices.  Any prolonged reduction in drilling and production activities historically has materially eroded both pricing and utilization rates for our equipment and services and adversely affects our financial results.  As a result of any such prolonged reductions, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

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

A reduction in demand for oil could adversely affect our business.

Our results of operations depend upon the level of activity in the energy market, including oil development, production, and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices such as have occurred in the first quarter of 2020. As a result, the demand for our natural gas compression services will be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, our customers’ production from oil-weighted reserves constitutes the majority percentage of our business.  These unconventional sources are generally less economically feasible to be developed in low oil price environments. A decline in demand for oil and natural gas generally has an adverse effect on our business, financial condition and results of operations.

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

A ban of hydraulic fracturing would likely halt some projects, including unconventional projects, at least temporarily. Expanded regulations are likely to introduce a period of uncertainty as companies determine ways to proceed.  Any curtailment could result in a reduction of demand for our compressors, potentially affecting both sales and rentals of our units.

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

Risks Associated With Our Company

A majority of our compressor rentals are for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area.  In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment.  Of the 1,419 compressors rented at December 31, 2019, 953 were rented on a month-to-month basis. Given the current oil and gas price environment, we cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates.  The inability to timely renew or re-rent a substantial portion of our compressor rental fleet has and will have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 36% of our revenue for the year ended December 31, 2019, and the same customer accounted for an aggregate of approximately 28% of our revenue for the year ended December 31, 2018.  At December 31, 2019, one customer accounted for an aggregate of 35% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by one or more of these significant customers may negatively impact our cash flow and current assets.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets are weak, such as now, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values and liquidity substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our products and services in 2020. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

We might be unable to employ qualified technical personnel, which could hamper our present operations or increase our costs.

Many of the compressors that we sell or rent are mechanically complex and often must perform in harsh conditions.  We believe that our success depends upon our ability to employ and retain a sufficient number of technical personnel who have the ability to design, utilize, enhance and maintain these compressors.  Our ability to maintain and expand our operations depends in part on our ability to utilize and increase our skilled labor force.  The demand for skilled workers is high, and supply is limited.  A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or cause an increase in the wage rates that we must pay or both.  If either of these events were to occur, our cost structure could increase and our operations and growth potential could be impaired.

We may require a substantial amount of capital to expand our compressor rental fleet and grow our business.

During 2020, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

Historically, we have funded our capital expenditures through cash flows from operations and borrowings under bank credit facilities. Although we believe that cash on hand, cash flows from our operations and/or bank borrowing from our line of credit will provide us with sufficient cash to fund our planned capital expenditures for 2020, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Of our $30.0 million line of credit, we owe $417,000 as of December 31, 2019.  All outstanding principal and unpaid interest is due on December 31, 2020.  Although we believe that we will be able to renew our existing line of credit, or obtain a new line of credit with another lender, we can provide no assurance that we will be successful in renewing our line of credit or obtaining a new line.  In addition, any renewal of our existing line of credit or creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

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

As of December 31, 2019, we had $417,000 due under our Line of Credit agreement which allows us to borrow up to $30.0 million provided we maintain certain collateral and borrowing base requirements. We believe that our current cash position and the amount available under the current line of credit are sufficient to meet our capital needs through 2020. However, if we were to materially increase our borrowings, it is possible that our business will not generate sufficient cash flow from operations to meet our debt service requirements and the payment of principal when due depending on the amount of borrowings on the agreement at any given time.  If this were to occur, we may be forced to:
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

Failure to effectively manage our business and growth could adversely affect our operating results and our internal controls.

Our strategy envisions the expansion and growth of our business, subject to the demand for oil and gas and the impact of the other risks set forth in this risk factor section and elsewhere in this Report. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes, and our access to financing sources. If we expand, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•meet our capital needs;
•upgrade and expand our office and manufacturing infrastructure so that it is appropriate for our level of activity;
•expand our systems effectively or efficiently or in a timely manner, including financial and management controls, reporting systems and procedures; and
•attract, hire, train and retain additional highly skilled and motivated officers and employees and allocate our human resources optimally.

If we are unable to manage our growth, our financial conditions and results of operations may be adversely affected.

Liability to customers under warranties and indemnification provisions may materially and adversely affect our results of operations.

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture.  Our equipment is complex and often deployed in harsh environments.  Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer.  We have in the past received warranty claims and we expect to continue to receive them in the future.  To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our results of operations could be materially and adversely affected.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.  During this assessment for the year ended December 31, 2018, management noted a If we fail to maintain effective internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and to help prevent financial fraud.  If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports or prevent fraud, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the price of our stock could decrease as a result.

In its Section 404 assessments, management has noted a material weakness in internal control over financial reporting in each of the prior two years. During the year ended December 31, 2018, management noted a material weakness related to our accounting and reporting of income taxes. During the year ended December 31, 2019, management noted another material weakness related to our accounting and reporting of compressor "make-ready" jobs, as well as various other compressor maintenance jobs, that were not recorded in a timely manner. Please see Item 9A, Controls and Procedures, Material Weaknesses in Internal Control over Financial Reporting. If management does not remediate these weaknesses in a timely manner, our business could be adversely affected and the price of our stock could decrease as a result.

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

The trading price of our common stock and the price at which we may sell securities in the future are subject to substantial fluctuations in response to various factors, including our ability to successfully accomplish our business strategy, the trading volume of our stock, changes in governmental regulations, actual or anticipated variations in our quarterly or annual financial results, our involvement in litigation, general market conditions, the prices of oil and natural gas, announcements by us and our competitors, our liquidity, our ability to raise additional funds, and other events such as those discussed in the factors above.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the Securities and Exchange Commission in February 2020, an aggregate of approximately 39.8% of the outstanding shares of our common stock are owned by six institutional investors, each of which owns more than 5% of our outstanding shares as of the date of their respective filings in February 2020. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.6% of the outstanding shares of our common stock as of March 27, 2020, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

We have a comparatively low number of shares of common stock outstanding and, therefore, our common stock may suffer from limited liquidity and its prices will likely be volatile and its value may be adversely affected.

Because of our relatively low number of outstanding shares of common stock, the trading price of our common stock will likely be subject to significant price fluctuations and limited liquidity.  This may adversely affect the value of your investment.  In addition, our common stock price could be subject to fluctuations in response to variations in quarterly operating results, changes in management, future announcements concerning us, general trends in the industry and other events or factors such as those described above.

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
•the unanimous vote of the board of directors or the affirmative vote of the holders of not less than 80% of the votes entitled to be cast by the holders of all shares entitled to vote in the election of directors is required to change the size of the board of directors; and
•directors may be removed only for cause or by the holders of not less than 80% of the votes entitled to be cast on the matter.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2019:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	70,000	Compressor fabrication, rental and services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Owned	45,000	Corporate office
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Godley, Texas	Leased	5,000	Parts and services
Galeton, Colorado	Leased	4,800	Parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Vernal, Utah	Leased	3,200	Parts and services
Carrollton, Ohio	Leased	2,600	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services
Grapevine, Texas	Leased	800	Sales

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. As of December 31, 2019  as reflected by our transfer agent records, we had 16 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 27, 2020, the last reported sale price of our common stock as reported by the New York Stock Exchange was $4.75 per share.

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
December 2019

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2019:

Plan Category	(a) Number of securities to vest or be issued upon exercise of outstanding options		(b) Weighted-average issuance or exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	208,334	(1)	$23.67	337,503
Restricted Stock / Unit Plan (2)	123,092		$23.99	—
2019 Equity Incentive Plan	156,674		$17.13	328,173
Total	488,100			665,676

(1) Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

(2)  The Restricted Stock/Unit Plan expired on June 20, 2019. The outstanding shares/units as of December 31, 2019, will vest over the next two years.

Stock Repurchase Program

On August 12, 2019, the Company announced the Board of Directors had authorized the repurchase of up to $10.0 million of its outstanding shares of common stock in the open market, block trades or privately negotiated transactions. The timing and extent of any repurchase is subject to the discretion of management and is dependent upon market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to purchase any shares and will expire on September 30, 2020, subject to earlier termination of the program by the Board of Directors. The repurchase program may be modified, suspended or terminated at any time without notice, in the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations and other factors deemed appropriate. The Company intends to finance the repurchases with existing liquidity and free cash flow. As of December 31, 2019, the Company repurchased 37,936 of its outstanding shares of common stock with a value of $490,000, at an average price of $12.91. No repurchases were made during the fourth quarter of 2019. As of December 31, 2019, the Company had approximately $9.5 million remaining under the repurchase authorization.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical financial data.  We have derived this information from our audited financial statements for each of the years in the five-year period ended December 31, 2019.  In the table we also present non-GAAP financial measures, Adjusted EBITDA and Adjusted Gross Margin, which we use in our business. These measures are not calculated or presented in accordance with GAAP. We explain these measures below and reconcile them to the most directly comparable financial measure calculated and presented in accordance with GAAP in "Non-GAAP Financial Measures." This information is only a summary and it is important that you read this information along with our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below, which discusses factors affecting the comparability of the information presented.

The selected financial information provided is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
STATEMENTS OF OPERATIONS AND OTHER INFORMATION:
Revenues	$78,444	$65,478	$67,693	$71,654	$95,919
Costs of revenues, exclusive of depreciation and amortization shown separately below	44,310	34,809	34,552	31,306	42,450
Selling, general and administrative expenses	10,710	9,096	10,081	9,011	10,989
Depreciation and amortization	23,268	22,080	21,316	21,796	22,758
Impairment of goodwill	10,039	—	—	—	—
Inventory allowance	3,758	—	273	566	205
Retirement of rental equipment	1,512	—	—	545	4,370
Operating (loss) income	(15,153)	(507)	1,471	8,430	15,147
Total other income, net	596	113	36	35	117
(Loss) Income before income taxes	(14,557)	(394)	1,507	8,465	15,264
Income tax benefit (expense)	693	(72)	18,287	(1,996)	(5,117)
Net (loss) income	$(13,864)	$(466)	$19,794	$6,469	$10,147
(Loss) earnings per share:
Basic	$(1.06)	$(0.04)	$1.54	$0.51	$0.81
Diluted	$(1.06)	$(0.04)	$1.51	$0.50	$0.79
Weighted average shares outstanding:
Basic	13,114	12,965	12,831	12,702	12,567
Diluted	13,114	12,965	13,110	12,935	12,793
Adjusted EBITDA(1)	$24,035	$21,755	$23,110	$31,380	$42,612
Adjusted gross margin (2)	$34,134	$30,669	$33,141	$40,348	$53,469
Cash flows from:
Operating Activities	$29,412	$23,689	$17,499	$31,785	$41,566
Investing Activities	(70,175)	(40,285)	(12,838)	(3,414)	(12,270)
Financing Activities	(273)	16	453	191	55
Net change in cash and cash equivalents	$(41,036)	$(16,580)	$5,114	$28,562	$29,351

	2019	2018	2017 (3)	2016	2015
BALANCE SHEET INFORMATION:		(in thousands)
Current assets	$42,415	$94,921	$108,143	$95,359	$68,074
Total assets	286,577	304,200	298,260	293,524	285,553
Long-term debt (including current portion)	417	417	417	417	417
Stockholders’ equity	247,693	259,232	257,262	232,954	223,981

(1) Adjusted EBITDA is defined, reconciled to net income and discussed immediately  below under “Non-GAAP Financial Measures.”

(2) Adjusted Gross Margin is defined, reconciled to operating income and discussed immediately below under "Non-GAAP Financial Measures."

(3) As disclosed in Notes 2, 17 and 18 to our consolidated financial statements, we revised certain prior period financial information to reflect additional, immaterial operating costs and expenses. The impact of these revisions on our balance sheet for the year ended December 31, 2017, which is not included within our consolidated financial statements, was a decrease to current assets of $83,000, a decrease to total assets of $50,000, and a decrease to stockholders' equity of $57,000.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net (loss) income) before interest, taxes, depreciation and amortization, as well as impairment of goodwill, an increase in inventory allowance and inventory write-offs, and retirement of rental equipment.  This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles.  Some of these limitations are:
•Adjusted EBITDA does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debts; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any capital expenditures for such replacements.

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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net (loss) income	$(13,864)	$(466)	$19,794	$6,469	$10,147
Interest expense	15	69	14	8	15
Income tax (benefit) expense	(693)	72	(18,287)	1,996	5,117
Depreciation and amortization	23,268	22,080	21,316	21,796	22,758
Impairment of goodwill	10,039	—	—	—	—
Inventory allowance	3,758	—	273	566	205
Retirement of rental equipment	1,512	—	—	545	4,370
Adjusted EBITDA	$24,035	$21,755	$23,110	$31,380	$42,612

Our definition and use of Adjusted Gross Margin

We define “Adjusted Gross Margin” as total revenue less costs of revenues (excluding depreciation and amortization expense). Adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and costs (excluding depreciation and amortization expense), which are key components of our operations. Adjusted gross margin differs from gross margin, in that gross margin includes depreciation expense. We believe adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations. Depreciation expense does not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. Rather, depreciation expense reflects the systematic allocation of historical property and equipment values over the estimated useful lives.

Adjusted gross margin has certain material limitations associated with its use as compared to gross margin. These limitations are primarily due to the exclusion of depreciation expense, which is material to our results of operations. Because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue. In order to compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.

Reconciliation

The following table calculates gross margin, the most directly comparable GAAP financial measure, and reconciles it to adjusted gross margin:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Total revenue	$78,444	$65,478	$67,693	$71,654	$95,919
Costs of revenue, exclusive of depreciation and amortization	(44,310)	(34,809)	(34,552)	(31,306)	(42,450)
Depreciation allocable to costs of revenue	(22,908)	(21,904)	(21,162)	(21,641)	(22,605)
Gross margin	11,226	8,765	11,979	18,707	30,864
Depreciation allocable to costs of revenue	22,908	21,904	21,162	21,641	22,605
Adjusted gross margin	$34,134	$30,669	$33,141	$40,348	$53,469

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2019, 2018 and 2017.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are billed monthly in advance and include maintenance of the rented compressors.  As of December 31, 2019, we had 1,419 natural gas compressors totaling 299,836 horsepower rented to 95 customers, compared to 1,361 natural gas compressors totaling 230,089 horsepower rented to 94 customers at December 31, 2018.  Of the 1,419 compressors rented at December 31, 2019, 953 were rented on a month-to-month basis.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought.  Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations.  These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a two to three month lead time with delivery dates scheduled to coincide with our estimated production schedules.  Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available.  In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors; however, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

We also manufacture a line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line.  We use finished CiP component products in the fabrication of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators.  We also design, fabricate, sell, install and service flare stacks and related ignition and control devices for onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases.  To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations.  We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

We provide service and maintenance to our non-rental customers under written maintenance contracts or on an as-required basis in the absence of a service contract.  Maintenance agreements typically have terms of six months to one year and require payment of a monthly fee.

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Rental	$56,701	$47,766	$46,046
Sales	19,763	16,269	20,208
Service and maintenance	1,980	1,443	1,439
Total	$78,444	$65,478	$67,693

Our strategy for growth is focused on our compressor rental business.  Margins, exclusive of depreciation and amortization, for our rental business historically run in the mid-50% to low-60% range, while margins for the compressor sales business tend to be in the mid-20% range.  If our rental business grows and contributes a larger percentage of our total revenues, we expect our overall company-wide margins, exclusive of depreciation and amortization, to improve over time.

The oil and natural gas equipment rental and services industry is cyclical in nature.  The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and natural gas and the corresponding changes in commodity prices.  As demand and prices increase, oil and natural gas producers typically increase their capital expenditures for drilling, development and production activities, although recent equity capital constraints and demands from institutional investors to keep spending within operating cash flow have meaningfully restrained capital expenditure budgets of domestic exploration and production companies.  Generally, increased capital expenditures ultimately result in greater revenues and profits for service and equipment companies.

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rental and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production the demand for overall compression services and products is driven by two general factors; an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need over the past two to three years and have shifted our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,380 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Low crude oil and natural gas prices experienced throughout 2016 continued into mid-2017. In the latter half of 2017, we saw an increase in oil prices and activity that continued during most of 2018. During 2019, we witnessed a moderation of crude oil prices as well as drilling and completion activity levels. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Activity levels of exploration and production companies have been and will be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. .

For fiscal year 2020, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash on hand and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2020.  If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be on acceptable terms.

Critical Accounting Policies and Practices

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements.

Our critical accounting policies are as follows:
•revenue recognition;
•estimating the allowance for doubtful accounts receivable;
•accounting for operating leases;
•accounting for income taxes;
•accounting for long-lived assets, intangible assets and goodwill; and
•accounting for inventory.

Revenue Recognition Policy

The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January, 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.
Revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). We recognize revenue once a performance obligation has been satisfied and control over a product or service has transferred to the customer. Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our Consolidated Statements of Operations.

Nature of Goods and Services

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts typically range from six to 60 months, with our larger horsepower compressors having longer minimum contract terms. Our rental revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, flare systems and parts, as well as, exchange/rebuilding customer owned compressors and sale of used rental equipment. The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is completed and shipped, or, in accordance with a bill and hold arrangements, the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition and payment history, as well as industry conditions and general economic conditions. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  Management believes that its allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our federal income taxes as well as income taxes in each of the states in which we operate.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense in the tax provision in the statement of income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We currently have no valuation allowance and fully expect to utilize all of our deferred tax assets.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our policy regarding income tax interest and penalties is to expense those items as other expense.
Long-Lived Assets, Intangible Assets and Goodwill

Rental Equipment, Property and Equipment (Including Retirement of Rental Equipment)

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to the fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has an estimated useful life between 15 and 25 years, while our property and equipment has an estimate useful lives which range from 3 to 39 years.  The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue.

In January 2019, the Company reviewed the estimated useful lives of its rental equipment. This review indicated that the actual lives of its larger horsepower rental equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. These units incorporate newer technology and heavier, more robust castings and forging, which allows for complete overhauls at longer cycles when compared to its older, lower horsepower units.

We assess the impairment of rental equipment and property and equipment whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable.  The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which asset (or asset group) is being used or its condition, including a meaningful drop in fleet utilization over the prior four quarters; significant negative industry or company-specific trends or actions, including meaningful capital expenditure budget reductions by our major customers or other sizable exploration and production or midstream companies, as well as significant declines in oil and natural gas prices; legislative changes prohibiting us from leasing our units or flares; or poor general economic conditions. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset's carrying value.

The COVID-19 pandemic has caused a significant economic decline during the first quarter of 2020. In addition, the pandemic and recent actions by Saudi Arabia and Russia have resulted in a significant decline in oil prices during the same time period. If economic and industry conditions do not improve, an impairment review during 2020 could be triggered.

Goodwill (Including Impairment During 2019)

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment or as needed upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. During the third quarter of 2019, the Company examined various qualitative factors to determine if a quantitative goodwill impairment test was needed. As a result of our qualitative assessment, we proceeded to perform our quantitative goodwill impairment analysis, where we used an independent valuation specialist to assist us in determining the fair value of our net assets. In this impairment analysis, the estimated fair value of our net assets was determined utilizing market and income-based approaches. Determining fair value in this analysis required significant judgment, including judgments about appropriate comparable companies, appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our quantitative evaluation, we recorded a goodwill impairment charge of $10.0 million in 2019.

Intangibles

At December 31, 2019 and 2018, NGS had intangible assets, which relate to developed technology and a trade name which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets (excluding goodwill) during the years ended December 31, 2019 or 2018.

In addition, in conjunction with our quantitative assessment of goodwill, we used the services of an independent valuation specialist to assist us in determining the fair value of our trade name during the third quarter of 2019. In this impairment analysis, the estimated fair value of our trade name was determined utilizing an income-based approach that required significant judgment, including those about an appropriate royalty rate and discount rate. This analysis indicated no impairment of our trade name.

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company accesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. Given its concerns about the industry backdrop, Company management determined during 2019 that an increase of its inventory allowance was necessary. Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of rental equipment, management recorded an increase of $3.4 million in the inventory allowance reserve for costs that may not be recoverable in the future. Management later identified another $408,000 of slow moving or obsolete inventory, which was written off. For the year ended December 31, 2019, inventory allowance and write-off totaled $3.8 million. We ended 2019 with an inventory allowance balance of $24,000.

The COVID-19 pandemic has caused a significant economic decline during the first quarter of 2020. In addition, the pandemic and recent actions by Saudi Arabia and Russia have resulted in a significant decline in oil prices during the same time period. If economic and industry conditions do not improve, an additional review of our inventory for excess and obsolete items during 2020 could be necessary.

Our Performance Trends and Outlook

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. In addition, recent events concerning OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions have led to significant weakness in oil prices and ensuing reductions of exploration and production company capital and operating budgets.

As of March 31, 2020, the full impact of the COVID-19 outbreak continues to evolve daily. With the significant decline in oil prices as well as the general economic decline caused by the impacts of COVID-19, we expect utilization to decline among our smaller horsepower and medium horsepower units during the remainder of 2020 after a minimal decline during the first quarter of 2020. In terms of sales, we expect minimal compressor sales for the year due to much lower capital expenditure budgets throughout the industry, including those of our major customers. Finally, we have recently experienced and expect to continue to experience pricing pressure from our customers and competitors until industry and economic conditions improve. We are currently experiencing no issues with potential workforce and supply chain disruptions. In addition, our relationship with our major customer continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.
While management anticipates that the industry and economic impact of the pandemic and OPEC’s actions will have a negative effect on its results of operations in 2020 and perhaps beyond, the degree to which these factors will impact our business remains uncertain. Please read Item 1A, Risk Factors, in this report.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2019 and 2018.

	Revenue
	Year Ended December 31,
	2019		2018
	(dollars in thousands)
Rental	$56,701	72.3%	$47,766	73.0%
Sales	19,763	25.2%	16,269	24.8%
Service & Maintenance	1,980	2.5%	1,443	2.2%
Total	$78,444		$65,478

Total revenue increased to $78.4 million from $65.5 million, or 19.8%, for the year ended December 31, 2019 compared to 2018. This increase was mainly a result of higher rental revenue (18.7% increase) primarily due to a greater number of large horsepower units being rented as well as higher sales revenue (21.5% increase) primarily due to increased compressor sales.

Rental revenue increased to $56.7 million from $47.8 million for the year ended December 31, 2019 compared to 2018. As of December 31, 2019, we had 2,304 natural gas compressors in our rental fleet, down from 2,567 units at year end 2018 due the retirement of 327 units (with 39,758 horsepower) during the third quarter of 2019. Despite this decrease due to unit retirement, the Company's total unit horsepower increased by 7.7% to 429,650 at December 31, 2019 compared to 398,765 horsepower year end 2018, which reflects the addition of 54 high horsepower compressors with 70,020 horsepower to the Company's fleet during 2019.  As of December 31, 2019, we had 1,419 natural gas compressors totaling 299,836 horsepower rented to 95 customers, compared to 1,361 natural gas compressors totaling 230,089 horsepower rented to 94 customers as of December 31, 2018. The rental fleet had a unit utilization as of December 31, 2019 and 2018, respectively, of 61.6% and 53.0% while our horsepower utilization for the same periods, respectively, was 69.8% and 57.7%. The rise in both utilizations was mainly the result of the rise in demand for our higher horsepower units as well as unit retirements during the third quarter of 2019.

Sales revenue increased to $19.8 million from $16.3 million for the year ended December 31, 2019, compared to 2018. This increase in largely attributable to an increase in compressor sales partially offset by a decrease in flare sales. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

During the third quarter of 2019, the Company examined various qualitative factors to determine if a quantitative goodwill impairment test was needed. After examining various qualitative factors, the Company performed a goodwill impairment analysis as of September 30, 2019. The analysis showed our carrying value of net assets exceeded its fair value, indicating that goodwill was fully impaired. Accordingly, the Company recorded a goodwill impairment charge of $10.0 million during the third quarter of 2019.

Given its concerns about the industry backdrop, Company management determined during 2019 that an increase of its inventory allowance was necessary. Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of rental equipment, management recorded an increase of $3.4 million in the inventory allowance reserve for costs that may not be recoverable in the future. Management later identified another $408,000 of slow moving or obsolete inventory, which was written off. For the year ended December 31, 2019, inventory allowance and write-off totaled $3.8 million. We ended 2019 with an inventory allowance balance of $24,000.

Given its concerns about the current industry backdrop, Company management determined during the third quarter of 2019 which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 327 units should be retired from our rental fleet. Accordingly, we recorded a $1.5 million loss on retirement of rental equipment during the year ended December 31, 2019.

Operating loss increased to $15.2 million for the year ended December 31, 2019 compared to an operating loss of $0.5 million for the year ended December 31, 2018. The increase in operating loss was mainly due to the inventory allowance and write-off, loss on the retirement of rental units, and a goodwill impairment charge that totaled $15.3 million, partially offset by higher rental revenues and compressor sales.

Selling, general, and administrative expenses increased to $10.7 million for the year ended December 31, 2019, as compared to $9.1 million for 2018. This 17.7% increase was primarily the result of increases in officer bonuses ($0.5 million), deferred compensation ($0.4 million, most of which was non-cash), professional services ($0.3 million), and stock compensation ($0.2 million).

Depreciation and amortization expense increased to $23.3 million from $22.1 million, or 5.4%, for the year ended December 31, 2019, compared to 2018.  The increase is the result of larger horsepower units being added to the fleet. We added 82 units (approximately 74,000 horsepower) to our fleet over the past twelve months. Fifty-four of those units were 400 horsepower or larger (including 49 at 1,380 horsepower), representing approximately 95% of the horsepower added.

Income tax benefit increased to $0.7 million from a $72,000 expense for the year ended December 31, 2019 compared to 2018. As shown in Note 9 to these financial statements, our effective tax rate for both years differs from the U.S. federal statutory rate of 21%. Our income tax benefit in 2019 was largely due to our net loss of $13.7 million but was largely offset by a difference in goodwill impairment for tax purposes as well as an adjustment to our state tax rates that increased our deferred income tax expense by approximately $0.8 million. The Company's 2018 income tax expense was impacted by the Company discovering a potentially uncertain tax position attributable deductibility of certain executive compensation expense for federal income tax purposes totaling approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. The Company filed amended tax returns during 2019 for the years ended 2015, 2016 and 2017 and has recognized certain offsetting deductions, thus removing the large majority of its uncertain tax position reserve as of December 31, 2019.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The table below shows our revenue and percentage of total revenues for each of our product lines for the years ended December 31, 2018 and December 31, 2017.

	Revenue
	Year Ended December 31,
	2018		2017
	(dollars in thousands)
Rental	$47,766	73.0%	$46,046	68.0%
Sales	16,269	24.8%	20,208	29.9%
Service & Maintenance	1,443	2.2%	1,439	2.1%
Total	$65,478	.	$67,693

Total revenue decreased to $65.5 million from $67.7 million, or 3.3%, for the year ended December 31, 2018, compared to 2017. This was the result of a 19.5% decrease in sales revenue, which was offset by a 3.7% increase in rental revenue and a 0.3% increase in service and maintenance revenue.

Rental revenue increased to $47.8 million from $46.0 million, or 3.7%, for the year ended December 31, 2018, compared to 2017.  This increase is due to an increase in the average oil and natural prices for the year ended December 31, 2018, resulting in units being deployed, as well as a rise in the demand for our higher horsepower units. As of December 31, 2018, we had 2,572 natural gas compressors in our rental fleet totaling 398,765 horsepower, as compared to 2,546 natural gas compressors totaling 369,961 horsepower as of December 31, 2017.  As of December 31, 2018, we had 1,361 natural gas compressors totaling 230,089 horsepower rented to 94 customers, compared to 1,259 natural gas compressors totaling 184,382 horsepower rented to 87 customers as of December 31, 2017. The rental fleet had a utilization of 53.0% as of December 31, 2018 as compared to 49.5% at December 31, 2017.

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

Operating income of $1.5 million for the year ended December 31, 2017 decreased to a $0.5 million loss for the year ended December 31, 2018. This decrease is attributed to a 6.4% drop in our rental margins, due to costs incurred in deploying units.

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

Depreciation and amortization expense increased to $22.1 million from $21.3 million, or 3.6%, for the year ended December 31, 2018, compared to 2017.  The increase is the result of larger horsepower units being added to the fleet. We added 31 units (approximately 29,508 horsepower) to our fleet over the past twelve months. Twenty-seven of these were 400 horsepower or larger, representing 99% of the horsepower added.

Income tax expense decreased to $72,000 from a $18.3 million benefit for the year ended December 31, 2018 compared to 2017. As discussed in Note 9 to these financial statements, during the fourth quarter of 2018, the Company discovered a potentially uncertain tax position attributable deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000, $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. In 2017, the $18.3 million tax benefit was the result of the $18.4 million income tax benefit recorded in connection with the 2017 Tax Act, due to the remeasurement of our deferred tax assets and liabilities at the new federal statutory rate.

Adjusted Gross Margin Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2019 and December 31, 2018.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2019		2018
	(dollars in thousands)
Rental	$29,118	51.4%	$25,906	54.2%
Sales	3,666	18.5%	3,705	22.8%
Service & Maintenance	1,350	68.2%	1,058	73.3%
Total	$34,134	43.5%	$30,669	46.8%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Item 6. Selected Financial Data - Non-GAAP Financial Measures" in this Report.

Our overall adjusted gross margin percentage dropped to 43.5% for the year ended December 31, 2019 compared to 46.8% for the year ended December 31, 2018, exclusive of depreciation and amortization. Our drop in gross margins is mainly due to a 2.8% drop in rental revenue margins, which decreased to 51.4% for the year ended December 31, 2019 compared to 54.2% during 2018. This decrease was due to an increased bad debt allowance as well as increased maintenance and repair costs, particularly "make-ready" jobs on units being placed back into service. Sales margin decreased to 18.5% in 2019 from 22.8% in 2018 due to higher payroll and lower labor and overhead efficiency in our fabrication facilities. Third party service and maintenance margins decreased to 68.2% from 73.3% for the year ended December 31, 2019 compared to 2018. Service and maintenance only represents 2.5% of our revenue in 2019, providing minimal impact on our overall adjusted gross margin.

Adjusted Gross Margin Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2018 and December 31, 2017.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2018		2017
	(dollars in thousands)
Rental	$25,906	54.2%	$27,886	60.6%
Sales	3,705	22.8%	4,186	20.7%
Service & Maintenance	1,058	73.3%	1,069	74.3%
Total	$30,669	46.8%	$33,141	49.0%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Item 6. Selected Financial Data - Non-GAAP Financial Measures" in this Report.

The overall adjusted gross margin percentage dropped to 46.8% for the year ended December 31, 2018 compared to 49.0% for the year ended December 31, 2017, exclusive of depreciation and amortization. Our drop in gross margins is mainly due to the drop in rental revenue margins due to costs incurred in deploying units. Rental margins decreased to 54.2% for the year ended December 31, 2018 compared to 60.6% during 2017 . Sales margin increased to 22.8% from 20.7% for the year ended 2018 compared to 2017. Third party service and maintenance margins decreased to 73.3% for the year ended December 31, 2018 compared to 74.3% in 2017. Service and maintenance represents 2.2% of our revenue in 2018, providing minimal impact on our overall adjusted gross margin.

Liquidity and Capital Resources

Our working capital positions as of December 31, 2019 and 2018 are set forth below.

	As of December 31,
	2019	2018
	(in thousands)
Current Assets:
Cash and cash equivalents	$11,592	$52,628
Trade accounts receivable, net	9,106	7,219
Inventory, net	21,080	30,190
Prepaid income taxes	40	3,188
Prepaid expenses and other	597	1,696
Total current assets	42,415	94,921
Current Liabilities:
Accounts payable	$1,975	$2,122
Accrued liabilities	2,287	8,743
Line of credit	417	—
Current operating leases	189	—
Deferred income	640	81
Total current liabilities	5,508	10,946
Net working capital	$36,907	$83,975

For the year ended December 31, 2019, we invested approximately $69.9 million in rental equipment, property and other equipment. During the year, the Company added $63.7 million in new equipment to our rental fleet, $3.8 million in payments related to the construction of our new corporate office, and $2.4 million in vehicles, office furniture and equipment. Our investment in property and equipment includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the year compared to the end of the year. Our rental work-in-progress decreased by $2.7 million during 2019. We financed our investment in rental equipment, property and other equipment with cash on hand during 2019.

Cash flows

At December 31, 2019, we had cash and cash equivalents of $11.6 million compared to $52.6 million at year end 2018. Our cash flow from operations of $29.4 million was offset by capital expenditures of $69.9 million during 2019. We also had working capital of $36.9 million at December 31, 2019 compared to $84.0 million at December 31, 2018. On December 31, 2019 and 2018, we had outstanding debt of $417,000, which is all related to our line of credit. We had net cash flow from operating activities of $29.4 million during 2019 compared $23.7 million during 2018. Our cash flow from operating activities of $29.4 million was primarily the result adding back non-cash items of depreciation of $23.3 million, a goodwill impairment charge of $10.0 million, an increased inventory allowance and write-off of $3.8 million, stock-based compensation of $2.6 million, a loss on retirement of rental equipment of $1.5 million, a bad debt allowance of $0.7 million, and a net positive change in working capital and various other items of $2.1 million. These positive impacts were partially offset by a net loss of $13.9 million and a decrease in cash flows related to a reduction in deferred income taxes of $0.7 million.

At December 31, 2018, we had cash and cash equivalents of $52.6 million, working capital of $84.0 million and total debt of $417,000, under our credit agreement which is due in 2020. Our cash and cash equivalents decreased from 2017, due to an increase on our capital program for contracted new large horsepower compressor builds and the construction of our new corporate office. We had positive net cash flow from operating activities of approximately $23.7 million during 2018. This was primarily from a net loss of $0.5 million and non-cash items of depreciation and amortization of $22.1 million, $2.6 million related to stock-based compensation, a decrease in deferred income taxes of $0.3 million and a decrease in cash flows related to working capital and other items of $0.2 million.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect our results of operations, financial condition and liquidity.  The following table is a summary of our significant cash contractual obligations (in thousands):

Cash Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Line of credit	$417	$—	$—	$—	$—	$—	$417
Interest on line of credit	17	—	—	—	—	—	17
Purchase obligations	250	250	160	—	—	—	660
Lease liabilities (including interest)	208	172	46	38	38	168	670
Other long term liabilities	—	—	41	—	—	—	41
Total	$892	$422	$247	$38	$38	$168	$1,805
The Company also has a remaining contractual obligation related to the construction of a new corporate office of approximately $375,000, which we intend to finance with cash on hand. Construction of a new office began in late 2017 and was completed in 2019.

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

As of December 31, 2019, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Amended Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would have a material adverse effect on our liquidity, financial position and operations if we were to borrow a significant amount under our facility.

Components of Our Principal Capital Expenditures

Capital expenditures for the three years ended December 31:

Expenditure Category	2019	2018	2017
	(in thousands)
Rental equipment and property and equipment	$69,938	$40,065	$13,536

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available line of credit are adequate to fully fund our net capital expenditures requirements for 2020.  We also believe we have flexibility with respect to our financing alternatives and adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our line of credit. However, our financing capacity could be negatively impacted by the COVID-19 pandemic. Please see Note 19 of our Consolidated Financial Statements and Item 1A, Risk Factors, of this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2019, we have an off-balance sheet arrangement and transaction.  We do not believe that this arrangement is reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

We entered into a purchase agreement with a vendor in July 2008 pursuant to which we agreed to purchase up to $4.8 million of our paint and coating requirements exclusively from the vendor.  In connection with the execution of the agreement, the vendor paid us a $300,000 fee which is considered to be a discount toward future purchases from the vendor.  As of December 31, 2019, we had met $4.1 million of this obligation.  The $300,000 payment we received is recorded as a long-term liability and will decrease as the purchase commitment is fulfilled.  The long-term liability remaining as of December 31, 2019 was $41,000.

Recently Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements on page F-12.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Risk

Our commodity risk exposure is the pricing applicable primarily to oil production and to lesser extent  natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas.  Depending on the market prices of oil and natural gas, companies exploring for such resources may cancel or curtail their drilling programs, thereby reducing demand for our equipment and services.

Financial Instruments and Debt Maturities

Our financial instruments consist of cash and cash equivalents, trade receivables, accounts payable and our line of credit.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of the instruments.  The fair value of our bank borrowings approximate the carrying amounts as of December 31, 2019 and 2018, and were determined based upon interest rates currently available to us.

Customer Credit Risk

We are exposed to the risk of financial non-performance by our customers.  Our ability to collect on rentals and sales to our customers is dependent on the liquidity of our customer base.  To manage customer credit risk, we monitor credit ratings of our customers.  Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. At December 31, 2019, we had one customer that accounted for a total of approximately 35% of our accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15.In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting discussed below in Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to the material weaknesses in our internal control over financial reporting discussed below.

Material Weaknesses in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2018, we identified a material weakness in internal controls over financial reporting related to our accounting and reporting of income tax (expense) benefit and consolidated balance sheet and the consolidated operations statement accounts. We did not design and maintain an effective control environment with formal accounting policies and controls to adequately provide sufficient information for the preparation of our tax provision to our third party tax professionals and did not provide an appropriate level or sufficient review of the tax provision. The material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements.

This material weakness resulted in an immaterial misstatement in the provision for income taxes in our consolidated financial statement as of and for the years ended December 31, 2017, 2016 and 2015. Consolidated financial statements included in our Annual Report on Form 10-K issued as of December 31, 2018 reflect the correction of this misstatement of income tax (expense) benefit, the related consolidated balance sheet and the consolidated operations statement accounts.

We have undergone evaluations, enhancements and implementation in our internal controls over financial reporting to address the identified material weakness. We have implemented various changes and enhancements to improve our controls related to the material weakness. Nevertheless, after testing, our improved controls were not considered remediated at year end 2019, so further changes will need to be implemented. Management expects this material weakness to be remediated by the end of 2020.

During the fourth quarter of fiscal year 2019, we identified another material weakness in internal controls over financial reporting related to our accounting and reporting of compressor "make-ready" jobs, as well as various other compressor maintenance jobs, that were inappropriately capitalized, resulting in immaterial increases to the Company’s cost of rentals and, to a much lesser extent, depreciation expense in prior periods. These increases in operating costs and expenses were immaterial to all prior annual and interim periods, but would have been material to the fourth quarter of 2019 if these cumulative operating costs and expenses were taken as an out-of-period adjustment. As detailed in Notes 2, 17 and 18 of the Company’s financial statements for the year ended December 31, 2019 in this Annual Report on Form 10-K, the Company has revised its prior period financial statements to reflect these additional operating costs and expenses.

We did not design and maintain an effective control environment with formal accounting policies and controls to adequately provide sufficient information to report these expenses in a timely manner. The material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements.

Management plans to address the control deficiency that led to this material weakness during 2019. Our plan is to perform an in-depth review over controls regarding reporting of “make-ready” and other compressor maintenance jobs. This review may involve external experts. Management expect this material weakness to be remediated by the end of 2020.

Report Over Internal Controls

Pursuant to the Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year December 31, 2019. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report dated March 31, 2020 on the effectiveness of internal control over financial reporting on page 40 of this report.
Changes in Internal Control Over Financial Reporting

Except for the control deficiencies discussed, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas

Opinion on Internal Control over Financial Reporting

We have audited Natural Gas Services Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria. We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated March 31, 2020 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over accounting for income taxes, as well as accounting for "make-ready" jobs and various other compressor maintenance jobs, has been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 31, 2020 on those financial statements.

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
March 31, 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 or as such period may be extended by action of the Securities and Exchange Commission.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted in the "Investor Relations" section of our website at www.ngsgi.com. The Code of Business Conduct and Ethics maybe obtained free of charge by writing before to Natural Gas Services Group, Inc., Attn: Investor Relations, 404 Veterans Airpark Lane, Ste 300 Midland, TX 79705.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accounting Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 or as such period may be extended by action of the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Consolidated Financial Statements

For a list of Consolidated Financial Statements, see “Index to Consolidated Financial Statements” incorporated herein by reference.

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

NATURAL GAS SERVICES GROUP, INC.

Date:	March 31, 2020	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2020
Stephen C. Taylor
/s/ James R. Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 31, 2020
James R. Lawrence
/s/ Charles G. Curtis	Director	March 31, 2020
Charles G. Curtis
/s/ William F. Hughes, Jr.	Director	March 31, 2020
William F. Hughes, Jr.
/s/ David L. Bradshaw	Director	March 31, 2020
David L. Bradshaw
/s/ John W. Chisholm	Director	March 31, 2020
John W. Chisholm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2020 expressed an adverse opinion thereon.
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

Austin, Texas
March 31, 2020

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$11,592	$52,628
Trade accounts receivable, net of allowance for doubtful accounts of $918 and $291, respectively	9,106	7,219
Inventory	21,080	30,190
Prepaid income taxes	40	3,188
Prepaid expenses and other	597	1,696
Total current assets	42,415	94,921
Long-Term Inventory, net of allowance for obsolescence of $24 and $19, respectively	1,068	3,980
Rental equipment, net of accumulated depreciation of $162,348 and $165,459, respectively	217,742	176,106
Property and equipment, net of accumulated depreciation of $12,847 and $11,570, respectively	21,869	16,644
Right of use assets - operating leases, net of accumulated amortization $158	604	—
Goodwill	—	10,039
Intangibles, net of accumulated amortization of $1,883 and $1,758, respectively	1,276	1,401
Other assets	1,603	1,109
Total assets	$286,577	$304,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,975	$2,122
Accrued liabilities	2,287	8,743
Line of credit	417	—
Current operating leases	189	—
Deferred income	640	81
Total current liabilities	5,508	10,946
Line of credit	—	417
Deferred income tax liability	31,243	31,906
Long-term operating leases	415	—
Other long-term liabilities	1,718	1,699
Total liabilities	38,884	44,968
Commitments and contingencies (Notes 5, 16 and 19)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,178 and 13,005 shares issued, respectively	132	130
Additional paid-in capital	110,573	107,760
Retained earnings	137,478	151,342
Treasury shares, at cost, 38 shares	(490)	—
Total stockholders' equity	247,693	259,232
Total liabilities and stockholders' equity	$286,577	$304,200

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)

	For the Years Ended December 31,
	2019	2018	2017
Revenue:
Rental income	$56,701	$47,766	$46,046
Sales	19,763	16,269	20,208
Service and maintenance income	1,980	1,443	1,439
Total revenue	78,444	65,478	67,693
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	27,583	21,860	18,160
Cost of sales, exclusive of depreciation stated separately below	16,097	12,564	16,022
Cost of service and maintenance, exclusive of depreciation stated separately below	630	385	370
Selling, general and administrative expenses	10,710	9,096	10,081
Depreciation and amortization	23,268	22,080	21,316
Impairment of goodwill	10,039	—	—
Inventory allowance	3,758	—	273
Retirement of rental equipment	1,512	—	—
Total operating costs and expenses	93,597	65,985	66,222
Operating (loss) income	(15,153)	(507)	1,471
Other income (expense):
Interest expense	(15)	(69)	(14)
Other income	611	182	50
Total other income, net	596	113	36
(Loss) income before income taxes:	(14,557)	(394)	1,507
(Provision for) benefit from income taxes:
Current	31	242	(3,288)
Deferred	662	(314)	21,575
Total income tax benefit (expense)	693	(72)	18,287
Net (loss) income	$(13,864)	$(466)	$19,794
(Loss) earnings per share:
Basic	$(1.06)	$(0.04)	$1.54
Diluted	$(1.06)	$(0.04)	$1.51
Weighted average shares outstanding:
Basic	13,114	12,965	12,831
Diluted	13,114	12,965	13,110
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, December 31, 2016	—	$—	12,764	$128	$100,812	$132,014	—	$—	$232,954
Exercise of common stock options	—	—	56	—	1,120	—	—	—	1,120
Compensation expense on common stock options	—	—	—	—	363	—	—	—	363
Issuance of restricted stock	—	—	60	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	3,674	—	—	—	3,675
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(644)	—	—	—	(644)
Net income	—	—	—	—	—	19,794	—	—	19,794
BALANCES, December 31, 2017	—	$—	12,880	$129	$105,325	$151,808	—	$—	$257,262
Exercise of common stock options	—	—	38	—	680	—	—	—	680
Compensation expense on common stock options	—	—	—	—	159	—	—	—	159
Issuance of restricted stock	—	—	87	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	2,225	—	—	—	2,226
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(629)	—	—	—	(629)
Net loss	—	—	—	—	—	(466)	—	—	(466)
BALANCES, December 31, 2018	—	$—	13,005	$130	$107,760	$151,342	—	$—	$259,232
Exercise of common stock options	—	—	56	1	505	—	—	—	506
Compensation expense on common stock options	—	—	—	—	124	—	—	—	124
Issuance of restricted stock	—	—	117	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	2,457	—	—	—	2,458
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(273)	—	—	—	(273)
Purchase of treasury shares	—	—	—	—	—	—	38	(490)	(490)
Net loss	—	—	—	—	—	(13,864)	—	—	(13,864)
BALANCES, December 31, 2019	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,864)	$(466)	$19,794
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,268	22,080	21,316
Deferred taxes	(662)	314	(21,575)
Gain on disposal of assets	(55)	(69)	(87)
Retirement of rental equipment	1,512	—	—
Bad debt allowance (recovery)	664	(185)	90
Inventory allowance	3,758	—	273
Impairment of goodwill	10,039	—	—
Stock-based compensation	2,582	2,385	4,038
(Gain) loss on company owned life insurance	(219)	154	(67)
Changes in operating assets and liabilities:
Trade accounts receivables	(2,550)	1,500	(1,246)
Inventory	8,256	(5,102)	(5,221)
Prepaid income taxes and prepaid expenses	3,288	(578)	(1,852)
Accounts payable and accrued liabilities	(7,225)	3,597	3,410
Deferred income	559	(104)	(2,040)
Other	61	163	666
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,412	23,689	17,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(69,938)	(40,065)	(13,536)
Purchase of company owned life insurance	(302)	(289)	(620)
Proceeds from insurance claim	35	—	1,231
Proceeds from sale of property and equipment	30	69	87
NET CASH USED IN INVESTING ACTIVITIES	(70,175)	(40,285)	(12,838)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of other long-term liabilities	(16)	(35)	(23)
Proceeds from exercise of stock options	506	680	1,120
Purchase of treasury shares	(490)	—	—
Taxes paid related to net share settlement of equity awards	(273)	(629)	(644)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(273)	16	453
NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,036)	(16,580)	5,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,628	69,208	64,094
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,592	$52,628	$69,208
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$39	$14	$14
Income taxes paid	275	85	3,725
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	836	144	55
Transfer of inventory to rental equipment	1184	—	—
Transfer of prepaids to rental equipment and inventory	958	—	—
Right of use asset acquired through an operating lease	762	—	—

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a leading provider of natural gas compression equipment and services to the energy industry. The Company manufactures, fabricates, rents, sells and maintains natural gas compressors and flare systems for oil and natural gas production and plant facilities. NGS is headquartered in Midland, Texas, with fabrication facilities located in Tulsa, Oklahoma and Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S. The Company was formed on December 17, 1998.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company’s deferred compensation plan, see Note 10. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates include fixed asset lives, bad debt allowance and the allowance for inventory obsolescence. Additionally, NGS conducts a yearly review of impairment of long-lived assets. Throughout the review, determining factors are based on estimates that can significantly impact the carrying value of these assets. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents, Financial Instruments and Concentration of Credit Risks

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents. We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts. We believe that the risk to our cash balance is minimal because we have chosen a large bank with strong long-term ratings of Aa2/A+.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts.  We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition and payment history, as well as industry conditions and general economic conditions.  We continuously monitor collections and payments from our customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  One customer accounted for 35% and 26% of our accounts receivable as of December 31, 2019 and 2018, respectively.  A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectability of our accounts receivable and our future operating results.  The allowance for doubtful accounts was $918,000 and $291,000 at December 31, 2019 and 2018, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

A summary of our allowance for doubtful accounts is as follows:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Beginning balance	$(291)	$(569)	$(597)
Accruals	(664)	—	(90)
Recoveries	—	185	—
Write-offs	37	93	118
Ending balance	(918)	(291)	(569)

Revenue Recognition Policy

The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606") on January, 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.
The Company applied ASC 606 using the cumulative effect method. We had no significant changes in our recognition of revenue at adoption and our review of all open revenue from contracts with customers on January 1, 2018 indicated we had no adjustment to be made. Accordingly, our consolidated financial statements for 2017 reported under ASC 605 are comparable to the consolidated financial statements for 2018 reported under ASC 606, since an adjustment was not needed, except for the respective additional disclosures as detailed below.

Revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our Consolidated Statements of Operations.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts typically range from six to 24 months, with our larger horsepower compressors having contract terms of up to 60 months. Our revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, flare systems and parts, as well as, exchange/rebuilding customer owned compressors and sale of used rental equipment.

Custom/fabricated compressors and flare systems - The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is completed and shipped, or in accordance with a bill and hold arrangements the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the years ended December 31, 2019 and 2018 was approximately $11.6 million and $8.3 million, respectively.

Parts - Revenue is recognized after the customer obtains control of the parts. Control is passed either by the customer taking physical possession or the parts being shipped. The amount of revenue recognized is not adjusted for expected returns, as our historical part returns have been de minimis.

Exchange or rebuilding customer owned compressors - Based on the contract, the Company will either exchange a new/rebuilt compressor for the customer’s malfunctioning compressor or rebuild the customer’s compressor. Revenue is recognized after control of the replacement compressor has transferred to the customer based on the terms of the contract, i.e., by physical delivery, delivery and installment, or shipment of the compressor.

Used compressors or flares - From time to time, a customer may request to purchase a used compressor or flare out of our rental fleet. Revenue from the sale of rental equipment is recognized when the control has passed to the customer based on the terms of the contract, i.e. when the customer has taken physical possession or the equipment has been shipped.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the years ended:

	Year Ended December 31,
	(in thousands)
	2019	2018	2017
Compressors - sales	$15,185	$10,994	$13,382
Flares - sales	959	2,535	2,755
Other (Parts/Rebuilds) - sales	3,619	2,740	4,071
Service and maintenance	1,980	1,443	1,439
Total revenue from contracts with customers	21,743	17,712	21,647
Add: ASC 842 rental revenue	56,701	47,766	46,046
Total revenue	$78,444	$65,478	$67,693

Contract Balances

As of December 31, 2019 and December 31, 2018, we had the following receivables and deferred income from contracts with customers:

	December 31, 2019	December 31, 2018
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,061	$2,390
Accounts receivable - ASC 842	6,963	5,120
Total Accounts Receivable	10,024	7,510
Less: Allowance for doubtful accounts	(918)	(291)
Total Accounts Receivable, net	9,106	7,219

Deferred income	$640	$81

The Company recognized $48,000 in revenue for the year ended December 31, 2019 that was included in deferred income at the beginning of 2019. For the period ended December 31, 2018, the Company recognized revenue of $176,000 from amounts related to sales that were included in deferred income at the beginning of 2018.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, the Company did not have revenue related to unsatisfied performance obligations.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard and had no adjustments to retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

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

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2019, for the adoption of ASC 842 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Balance Sheet
Assets
Right of use assets	$—	$451	$451
Liabilities
Current portion of operating leases	$—	$126	$126
Long term portion of operating leases	—	325	325
Total lease liabilities	$—	$451	$451

The Company, as a lessee, applies the practical expedient to not separate non-lease components from lease components, therefore, accounting for each separate lease component and its associated non-lease component, as a single lease component.

Each lease that 1) contains the same timing and pattern of transfer for lease and non-lease components; and 2) if the lease component, if accounted for separately, would be classified as an operating lease, the Company elects to not separate non-lease components from lease components.
Major Customers and Concentration of Credit Risk

Sales and rental income from Occidental Permian, LTD. ("Oxy") in 2019 and 2018 amounted to 36% and 28% of revenue, respectively. Sales and rental income to Oxy and Devon Energy Production, Inc. in 2017 amounted to 20% and 15% of revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2019, 2018 or 2017. Oxy's accounts receivable balances amounted to 35% and 26% of our accounts receivable as of December 31, 2019 and 2018, respectively. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2019 and 2018.

Inventory

Inventory (current and long-term) is valued at the lower of cost and net realizable value.  The cost of inventories is determined by the weighted average method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company accesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. In addition, our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell within the next year.

Rental Equipment and Property and Equipment

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to the fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has an estimated useful life between 15 and 25 years, while our property and equipment has an estimate useful lives which range from 3 to 39 years.  The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue.

We assess the impairment of rental equipment and property and equipment whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable.  The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which asset (or asset group) is being used or its condition, including a meaningful drop in fleet utilization over the prior four quarters; significant negative industry or company-specific trends or actions, including meaningful capital expenditure budget reductions by our major customers or other sizable exploration and production or midstream companies, as well as significant declines in oil and natural gas prices; legislative changes prohibiting us from leasing our units or flares; or poor general economic conditions. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset's carrying value.

Sales of equipment out of the rental fleet are included with sales revenue and cost of sales, while retirements of units are shown a separate operating expense. Gains and losses resulting from sales and dispositions of other property and equipment are included with other income. Maintenance and repairs are charged to cost of rentals as incurred.
Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment or as needed upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. As further described in Note 6 of these financial statements, we fully impaired the Company's goodwill during the third quarter of 2019, resulting in a goodwill impairment charge of $10.0 million for the year ended December 31, 2019.

Intangibles

At December 31, 2019 and 2018, NGS had intangible assets, which relate to developed technology and a trade name. Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately five years as of December 31, 2019.  NGS has an intangible asset related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  The warranty reserve was $74,000 and $22,000 for December 31, 2019 and 2018, respectively, and is included in accrued liabilities on the consolidated balance sheet.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense in the tax provision in the statement of income.

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

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. We have no uncertain tax positions as of December 31, 2019.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2019 and 2018 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Recently Issued Accounting Pronouncements

On January 1, 2019, the Company adopted ASC Topic 842, Leases. We applied certain practical expedients that allow companies to not reassess leases that are in effect prior to adoption, the practical expedient that allows lessors to not separate lease and non-lease components for certain asset classes and the practical expedient that allows lessors to exclude third party taxes from lease revenue and lease-related expenses. Adoption of ASC 842 resulted in an increase in lease assets and lease liabilities on the consolidated balance sheet of approximately $451,000. The adoption by the Company of ASC 842, in regards to the increase in liabilities, did not impact the debt covenants on our existing line of credit, as leases are not considered new indebtedness in our credit agreement as confirmed with our bank.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC Topic 740), which simplifies accounting for income taxes by removing certain exceptions to various tax accounting principles and clarifies other existing guidance in order to improve consistency of application. These amendments are effective for public entities for interim and annual periods beginning after December 15, 2020. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements and note disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. For companies that qualify as smaller reporting companies, the amendments in this update are effective for interim and annual periods beginning after January 1, 2023. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and note disclosures.

Revisions of Prior Period Financial Statements

In conjunction with the preparation of its year-end financial statements for 2019, the Company determined that certain, immaterial operating costs and expenses were inappropriately capitalized during the years ended December 31, 2018 and 2017, as well for interim periods in 2019 and 2018. As a result, the Company revised its prior period financial statements to incorporate additional operating costs and expenses of $1.1 million, $1.14 million and $96,000 for the nine months ended September 30, 2019, the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we evaluated the aforementioned errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our consolidated financial statements for any prior annual or interim period. Therefore, amendments of previously filed reports are not required. A summary of the revisions to our previously issued annual financial statements is included in Note 18, Revisions of Prior Period Financial Statements. In addition, a summary of the revisions to our unaudited quarterly financial data is included in Note 17, Quarterly Financial Data (Unaudited). The impacted balances in the accompanying notes to these consolidated financial statements have also been revised accordingly.

3.  Inventory

Our inventory, net of allowance for obsolescence of $24,000 and $19,000 at December 31, 2019 and 2018, respectively, consisted of the following (in thousands):

	2019	2018
Raw materials - current	$19,388	$26,152
Work-in-process	1,692	3,016
Finished goods	—	1,022
Inventory - current	21,080	30,190
Raw materials - long term (net of allowances of $24 and $19, respectively	1,068	3,980
Inventory - total	$22,148	$34,170

There were seven newly completed compressor units available for sale in finished goods for a total of $1.0 million at December 31, 2018. These units were transferred from inventory to our rental fleet due to customer demands during 2019. In addition, our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell within the next year.

Inventory Allowance

Given its concerns about the industry backdrop, Company management determined during the third quarter of 2019 that an increase of its inventory allowance was necessary. Due to the slow moving nature or obsolescence of a portion of its long-term inventory and inventory related to the retirement of rental equipment, management recorded an increase of $3.4 million to the Company's inventory allowance reserve for costs that may not be recoverable in the future. During the fourth quarter of 2019, management identified another $408,000 of slow moving or obsolete inventory. For the year ended December 31, 2019, inventory allowance totaled $3.8 million. We ended 2019 with an inventory allowance balance of $24,000.

A summary of our inventory allowance is as follows:

	Year Ended December 31,
($ in thousands)	2019	2018	2017
Beginning balance	$(19)	$(15)	$(15)
Accruals	(3,758)	(4)	(273)
Write-offs	3,753	—	273
Ending balance	(24)	(19)	(15)

4.  Rental Equipment, Property and Equipment

Rental Equipment

Our rental equipment and associated accumulated depreciation as of December 31, 2019 and 2018, respectively, consisted of the following (in thousands):

	2019	2018
Compressor units	$370,961	$329,697
Work-in-progress	9,129	11,868
Rental equipment	380,090	341,565
Accumulated depreciation	(162,348)	(165,459)
Rental equipment, net of accumulated depreciation	$217,742	$176,106

Our rental equipment has an estimated useful life between 15 and 25 years. Depreciation expense for rental equipment was $21.4 million, $20.9 million and $20.0 million for the year ended December 31, 2019, 2018 and 2017, respectively.

In January 2019, the Company reviewed the estimated useful lives of its rental equipment. This review indicated that the actual lives of its larger horsepower rental equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. These units incorporate newer technology and heavier, more robust castings and forging, which allows for complete overhauls at longer cycles when compared to its older, lower horsepower units. Accordingly, as of January 1, 2019, the Company changed its estimates of the useful lives of for these higher horsepower units from 15 years to 20 years (for its 400-600 horsepower units) or 25 years (for its 1,380 horsepower units). This analysis is consistent with our peers, which are depreciating their compressor units over 20 to 30 years. The effect of this change in estimate was to reduce 2019 depreciation expense by approximately $1.47 million, decrease 2019 net loss by $1.13 million, and decrease 2019 basic and diluted loss per share by $0.09.

Retirement of Rental Equipment

Given its concerns about the current industry backdrop, Company management determined during the third quarter of 2019 which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 327 units should be retired from our rental fleet. Accordingly, we recorded a $1.5 million loss on retirement of rental equipment during the year ended December 31, 2019.

During our review of our rental compressor units in 2018, we determined 13 units should be retired from our rental fleet. We recorded no loss on this retirement, as these units were fully depreciated. We did not record any retirements from our rental fleet in 2017.

Property and Equipment

Property and equipment consists of the following at December 31, 2019 and 2018 (in thousands):

	Useful Lives (Years)	2019	2018
Land	—	$1,290	$1,290
Building	39	18,632	6,116
Building and leasehold improvements	39	1,168	808
Office equipment and furniture	5	2,001	1,492
Software	5	573	573
Machinery and equipment	7	3,492	3,324
Vehicles	3	7,560	6,292
Construction in Progress	—	—	8,319
Total		34,716	28,214
Less accumulated depreciation		(12,847)	(11,570)
Total		$21,869	$16,644
Depreciation expense for property and equipment was $1.7 million, $1.1 million and $1.2 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Depreciation Expense by Product Line

The following table depicts annual depreciation expense associated with each product line as well as our corporate activities at December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Rentals	$22,596	$21,611	$20,873
Sales	275	271	267
Service & Maintenance	37	22	22
Corporate	235	50	29
Total	$23,143	$21,954	$21,191

5. Leases

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments. Based on the present value of lease payments for the Company's existing leases, the Company recorded net lease assets and lease liabilities of approximately $451,000, respectively, upon adoption. The Company had no finance leases. The new lease standard did not materially impact the Company's consolidated statements of income and had no impact on the Company's consolidated statements of cash flows.

The impact of the new lease standard on the December 31, 2019 consolidated balance sheet was as follows:

	Classification on Consolidated Balance Sheet	December 31, 2019
		($ in thousands)
Operating lease assets	Right of use assets-operating leases	$604

Current lease liabilities	Current operating leases	$189
Noncurrent lease liabilities	Long-term operating leases	415
Total lease liabilities		$604

Weighted average remaining lease term in years		2.6
Implicit Rate		3.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the year ended December 31, 2019 was approximately $548,000.

December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$548

(1) Lease costs are classified on the Consolidated Statements of Operations in cost of sales, cost of compressors and selling, general and administrative expenses.
(2)  Includes costs of $350,000 for leases with terms of 12 months or less and $198,000 for leases with terms greater than 12 months.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2020	$208
2021	172
2022	46
2023	38
2024	38
Thereafter	168
Total lease payments	670
Less: Imputed interest	(66)
Total	$604

Under the previous lease standard (Topic 840), future minimum obligations under lease commitments in effect at December 31, 2018 were as follows:

Operating Leases
(in thousands)
2019	$298
2020	118
2021	97
2022	44
2023	35
Thereafter	15
Total	$607

Rent expense under such leases was $198,000, $433,000, and $310,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment or as needed upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. During the third quarter of 2019, the Company examined various qualitative factors to determine if a quantitative goodwill impairment test was needed. For several months prior to the end of the third quarter of 2019, the Company experienced a significant decline in stock price, which was reflective of the significant deterioration of stock prices of companies throughout the oilfield services sector. In addition, the Company noted its largest customer as well as several other exploration and production companies had announced significant reductions to their 2020 capital expenditures budgets compared to those in 2019. These reductions clearly indicated lower demand for oilfield services, including compression services, in 2020 compared to 2019. In addition, the reductions reflected the deteriorated equity markets for energy companies and demands from institutional investors that energy companies keep capital spending within operating cash flow. After considering these factors and various other industry, economic and company-specific factors, we calculated our market capitalization (based on our closing stock price) as of September 30, 2019, and compared it to the carrying value of our net assets. Since the carrying value of our net assets exceeded our market capitalization and after considering all of the aforementioned qualitative factors, Company management determined that it was more likely than not that the fair value of the Company’s net assets was less than its carrying amount.

As a result of our qualitative assessment, we proceeded to perform our quantitative goodwill impairment analysis, where we used an independent valuation specialist to assist us in determining the fair value of our net assets. In this impairment analysis, the estimated fair value of our net assets was determined utilizing market and income-based approaches. Determining fair value in this analysis required significant judgment, including judgments about appropriate comparable companies, appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our quantitative evaluation, we recorded a goodwill impairment charge of $10.0 million in 2019.

Goodwill, net
December 31, 2018	$10,039
Impairments	(10,039)
December 31, 2019	$—

We experienced no impairment of goodwill during the years ended December 31, 2018 and 2017.

7.  Intangibles

At December 31, 2019 and 2018, the Company had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2019 and 2018 was $1.3 million and $1.4 million, respectively. Amortization expense recognized in each of the years ending December 31, 2019, 2018, and 2017 was $125,000. Estimated amortization expense for the years 2020-2024 is $125,000 per year. The Company has an intangible asset with a gross carrying value of $654,000 at December 31, 2019 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2019			December 31, 2018

	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$1,883	$622	$2,505	$1,758	$747
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$1,883	$1,276	$3,159	$1,758	$1,401

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets (excluding goodwill) during the years ended December 31, 2019 or 2018.

In addition, in conjunction with our quantitative assessment of goodwill, we used the services of an independent valuation specialist to assist us in determining the fair value of our trade name during the third quarter of 2019. In this impairment analysis, the estimated fair value of our trade name was determined utilizing an income-based approach that required significant judgment, including those about an appropriate royalty rate and discount rate. This analysis indicated no impairment of our trade name.

8. Credit Facility

We have a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). .
Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at December 31, 2019 under the terms of our Amended Credit Agreement.

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

As of December 31, 2019, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2019 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2019 was 3.06%.

9.  Income Taxes

The (provision for) benefit from income taxes for the years ended December 31, 2019, 2018 and 2017, consists of the following (in thousands):

	2019	2018	2017
Current benefit (provision):
Federal benefit (expense)	$86	$164	$(3,031)
State (expense) benefit	(55)	78	(257)
Total current benefit (provision)	31	242	(3,288)
Deferred benefit (provision):
Federal benefit (expense)	662	(314)	21,575
Total deferred benefit (expense)	662	(314)	21,575
Total benefit (provision)	$693	$(72)	$18,287

On December 22, 2017, the U.S. government enacted the 2017 Tax Act. The 2017 Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s 2017 financial results. The 2017 Tax Act also established new tax laws that affected the Company’s financial results after 2017, including a reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest, and repeal of the domestic manufacturing deduction. As such, the Company recognized a $18.4 million income tax benefit related to the re-measurement of our deferred tax assets and liabilities in our 2017 financial statements in accordance with SAB 118, which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. We completed our detailed analysis in 2018 with no material adjustments.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2019 and 2018, are as follows (in thousands):

	2019	2018
Deferred income tax assets:
Net operating loss carryover	$1,519	$2,730
Stock compensation	580	746
Deferred compensation	$389	$243
Other	321	197
Total deferred income tax assets	$2,809	$3,916
Deferred income tax liabilities:
Property and equipment	$(33,761)	(35,030)
Goodwill and other intangible assets	(291)	(573)
Other	—	(219)
Total deferred income tax liabilities	(34,052)	(35,822)
Net deferred income tax liabilities	$(31,243)	$(31,906)

The effective tax rate for the years ended December 31, 2019, 2018 and 2017, differs from the statutory rate as follows:

	2019	2018	2017
Statutory rate	21.0%	21.0%	34.0%
State and local taxes	(3.7)%	1.5%	1.5%
Uncertain tax position	—%	(139.1)%	—%
Goodwill impairment	(13.7)%	—%	—%
Research and development credit	1.4%	92.2%	—%
Stock based compensation	(0.8)%	10.0%	(14.3)%
Nondeductible compensation	(0.3)%	(7.8)%	—%
Domestic production credit	—%	—%	(15.2)%
Other	0.9%	3.9%	(1.5)%
Effective rate	4.8%	(18.3)%	4.5%
Deferred re-measurement for rate change	—%	—%	(1218.0)%
Effective rate	4.8%	(18.3)%	(1213.5)%

During the fourth quarter of 2018, the Company discovered a potential uncertain tax position attributable to the deductibility of certain executive compensation expense for federal income tax purposes aggregating approximately $168,000, $149,000 and $230,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As a result, in accordance with ASC Topic 740, during the fourth quarter of 2018, the Company recorded a tax adjustment of $547,000 and accrued penalty and interest expense of $55,000 attributable to the uncertain tax position. Management of the Company determined that effect of the potential uncertain tax position on previously reported results of operations for the years ended December 31, 2017, 2016 and 2015 was not material.

As of December 31, 2019, the Company has filed amended tax returns for the years ended 2015, 2016 and 2017 and has recognized certain offsetting deductions, thus removing our uncertain tax position reserve for 2015, 2016 and 2017.

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Balance at January 1, 2019	$578
Additions based on tax positions related to current year	—
Reductions for tax positions of prior years	(578)
Balance at December 31, 2019	$—

Our policy regarding income tax interest and penalties is to expense those items as incurred. During the years ended December 31, 2019, 2018 and 2017, there were no significant income tax interest or penalty items in the statement of income.

We had a regular income tax net operating loss carry forward of $6.7 million for federal income taxes as of December 31, 2019. This net operating loss will be carried forward indefinitely but subject to 80% limitation.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015.

10. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.5 million and $1.0 million as of December 31, 2019 and 2018, respectively, with a gain related to the policy of $218,800 and a loss of $153,900 reported in other income in our consolidated income statement for the year ended December 31, 2019 and 2018, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $1.7 million and $1.1 million as of December 31, 2019 and 2018, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of December 31, 2019 and 2018, respectively, we have 85,565 and 101,895 unvested restricted stock units being deferred. As of December 31, 2019 and 2018, respectively we have released and issued 89,187 and 34,732 shares to the deferred compensation plan with a value of $1.7 million and $871,300, respectively.

11.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2019 and 2018, there were no issued or outstanding preferred shares.

12.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to sixty months and continue on a month-to-month basis thereafter.

Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2019 are as follows:

Years Ending December 31,
(in thousands)
2020	$25,924
2021	$18,489
2022	$16,310
2023	$12,507
2024	$9,788
Thereafter	$2,366
Total	$85,384

13. Stock-Based Compensation

Restricted Stock/Units

 On June 18, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the 2009 Restricted Stock/Unit Plan (the "2009 Plan") to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. The 2009 Plan expired on June 16, 2019. At December 31, 2019 we had 123,092 shares outstanding under the 2009 Plan that will vest over the next two years.

On June 20, 2019, at our annual meeting of shareholders, our shareholders approved a new proposed Equity Incentive Plan for restricted shares/units and stock options. The Equity Incentive Plan allows issuance up to 500,000 share of common stock. As to December 31, 2019, only restricted shares/units had been granted.

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2018 performance, Mr. Taylor, was awarded 131,674 restricted shares/units on March 29, 2019, which vest over three years, in equal installments beginning March 29, 2020. On March 29, 2019, the Compensation Committee awarded 20,000 restricted shares/units to each G. Larry Lawrence, our former CFO, and James Hazlett, our Vice President of Technical Services. The restricted shares/units to Messrs. Hazlett and G.L. Lawrence vest over three years, in equal installments, beginning March 29, 2020. We also awarded and issued 23,136 shares of restricted common stock/units to our Board of Directors as partial payment for 2019 directors' fees. The restricted stock/units issued to our directors vests over one year, in quarterly installments, beginning March 31, 2020.

On November 15, 2019, our former CFO, G. Larry Lawrence, retired from the Company. At time of retirement, the Board of Directors approved the accelerated vesting of all unvested shares held by Mr. Lawrence. In accordance with ASC 718, the Company considered the Board’s approval of accelerated vesting as a modification to all of the unvested shares held by Mr. Lawrence on the date of his retirement. The grant-date fair value of Mr. Lawrence’s restricted shares/units ranged from $17.29 to $24.55 per share. The closing price of the Company's stock was $11.18 on November 15, 2019, the modification date. Due to the price on date of modification being less than the original grant value, the Company recorded less compensation expense related to the accelerated vesting than would have been recognized over the vesting period if Mr. Lawrence had not retired. Total compensation expensed booked related to the Mr. Lawrence’s accelerated shares was $189,000.

Compensation expense related to the restricted shares/units was approximately $2.5 million, $2.2 million and $3.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was a total of approximately $3.3 million of unrecognized compensation expense related to the nonvested portion of these restricted shares/units.  This expense is expected to be recognized over the next three years and a quarter. As of December 31, 2019, 328,173 shares were still available for issuance under the Equity Incentive Plan.

A summary of all restricted stock/units activity as of December 31, 2017, 2018 and 2019 and changes during the years then ended are presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	139,451	$21.34	9.13	$4,483
Granted	126,432	27.06	—	3,421
Vested	(81,494)	21.20	—	2,361
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2017	184,389	$25.32	8.83	$4,831
Granted	140,988	24.55	—	3,461
Vested	(110,747)	23.97	—	2,806
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2018	214,630	$25.51	8.85	$3,529
Granted	199,810	17.16	—	3,433
Vested	(134,674)	24.26	—	2,807
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2019	279,766	$20.15	8.77	$3,430

Stock Option Plan

Our Stock Option Plan which is stockholder approved, permits the granting of stock options to its employees for up to 1.0 million shares of common stock under the Stock Option Plan. We believe that such awards align the interests of our employees with our stockholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2019, 337,503 shares were still available for issue under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the year ended December 31, are as follows:	2017
Risk free rate	2.12%
Expected life	6 years
Expected volatility	39.59%
Expected dividend yield	—

There were no stock option grants made in 2019 or 2018.

A summary of all option activity as of December 31, 2017, 2018 and 2019 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	350,186	$19.45	4.25	$4,453
Granted	32,750	28.15	—	—
Exercised	(55,666)	20.12	—	446
Outstanding, December 31, 2017	327,270	$20.21	4.28	$2,255
Granted	—	—	—	—
Exercised	(38,250)	17.19	—	216
Canceled/Forfeited	(5,534)	24.02	—	—
Outstanding, December 31, 2018	283,686	$20.46	3.58	$434
Granted	—	—	—	—
Exercised	(56,352)	8.97	—	474
Canceled/Forfeited	(8,000)	21.60	—	—
Expired	(11,000)	17.74	—	—
Outstanding, December 31, 2019	208,334	$23.67	3.66	$—
Exercisable, December 31, 2019	197,901	$23.43	3.48	$—

The weighted average grant date fair value of options granted during 2017 was $11.93. We had no grants in 2019 and in 2018. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2019, 2018, and 2017 was approximately $474,000, $216,000, and $446,000, respectively. Cash received from stock options exercised during the years ended December 31, 2019, 2018, and 2017 was approximately $506,000, $680,000, and $1.1 million, respectively.

The following table summarizes information about our stock options outstanding at December 31, 2019:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	8,500	2.07	$14.89	8,500	$14.89
$15.71-17.81	26,000	0.74	17.40	26,000	17.40
$17.82-20.48	50,500	1.34	19.43	50,500	19.43
$20.49-33.36	123,334	5.34	27.33	112,901	27.26
	208,334	3.66	$23.67	197,901	$23.43

The summary of the status of our unvested stock options as of December 31, 2019 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	20,865	$11.93
Granted	—	—
Vested	(10,432)	11.93
Canceled/Forfeited	—	—
Unvested at December 31, 2019	10,433	$11.93

We recognized stock compensation expense from stock options vesting of $124,000, $159,000, and $363,000 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $16,000 of total unamortized compensation cost related to unvested stock options.  We expect to recognize such cost in 2020.

14. (Loss) Earnings per Share

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net (loss) income	$(13,864)	$(466)	$19,794
Denominator for basic net (loss) income per common share:
Weighted average common shares outstanding	13,114	12,965	12,831
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	13,114	12,965	12,831
Dilutive effect of stock options and restricted shares	—	—	279
Diluted weighted average shares	13,114	12,965	13,110
(Loss) earnings per common share:
Basic	$(1.06)	$(0.04)	$1.54
Diluted	$(1.06)	$(0.04)	$1.51
In the years ended ended December 31, 2019 and 2018, restricted stock and stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

In the year-ended December 31, 2017, options to purchase 83,917 shares of common stock with exercise prices ranging from $28.15 to $33.36 were not included in the computation of dilutive income per share, due to their anti-dilutive effect.

15. Related Party

In 2016, we entered into a joint venture partnership, N-G, LLC (‘N-G”), with Genis Holdings, LLC (“Genis”) to explore new technologies for wellhead compression. NGS and Genis both share 50% ownership of N-G. We account for this investment under the equity method. In 2018, we ordered some compressor packages from Genis, totaling $1.0 million. The compressors were completed and paid in full at December 31, 2019.

16. Commitments and Contingencies

401(k) Plan

We offer a 401(k) Plan to all employees that have reached the age of eighteen and have completed two months of service. The participants may contribute up to 100% of their salary subject to IRS limitations. Employer contributions are subject to Board discretion and are subject to a vesting schedule of 20% each year after the first year and 100% after six years.  We contributed $393,000, $355,000, and $301,000 to the 401(k) Plan in 2019, 2018 and 2017, respectively, which is recorded in cost of revenues and selling, general and administrative expenses..

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

17.  Quarterly Financial Data (Unaudited)

The following tables presents selected unaudited financial data for each of the eight quarters in the two-year period ended December 31, 2019, which have been updated to reflect the revisions discussed in Note 2 (Summary of Significant Accounting Policies). The revisions to the Company's unaudited interim financial statements during 2019 will be incorporated when it issues its Forms 10-Q for the first three quarter of 2020.

The Company believes this information reflects all recurring adjustments necessary to fairly state this information when read in conjunction with the Company's financial statements and the related notes. Please note that amounts in the tables below may not sum due to rounding differences.

(in thousands, except per share)

2019	Q1	Q2	Q3	Q4	Total
Total revenue	$17,991	$19,895	$20,852	$19,706	$78,444
Operating income (loss)	(145)	302	(14,021)	(1,289)	(15,153)
Net income (loss)	98	327	(12,579)	(1,710)	(13,864)
Earnings (loss) per share, basic	0.01	0.02	(0.96)	(0.13)	(1.06)
Earnings (loss) per share, diluted	0.01	0.02	(0.96)	(0.13)	(1.06)
Earnings (loss) per share, year to date, basic	0.01	0.03	(0.93)	(1.06)	(1.06)
Earnings (loss) per share, year to date, diluted	0.01	0.03	(0.93)	(1.06)	(1.06)

2018	Q1	Q2	Q3	Q4	Total
Total revenue	$14,718	$18,204	$16,396	$16,160	$65,478
Operating income (loss)	305	179	(500)	(491)	(507)
Net income (loss)	190	211	(118)	(749)	(466)
Earnings (loss) per share, basic	0.01	0.02	(0.01)	(0.06)	(0.04)
Earnings (loss) per share, diluted	0.01	0.02	(0.01)	(0.06)	(0.04)

Revisions to our unaudited quarterly financial data are as follows:

	For the Three Months Ended September 30, 2019
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$20,852	$—	$20,852
Operating loss	(13,561)	(460)	(14,021)
Net loss	(12,232)	(347)	(12,579)
Loss per share, basic	(0.93)	(0.03)	(0.96)
Loss per share, diluted	(0.93)	(0.03)	(0.96)

	For the Three Months Ended June 30, 2019
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$19,895	$—	$19,895
Operating income (loss)	593	(291)	302
Net income (loss)	573	(246)	327
Earnings (loss) per share, basic	0.04	(0.02)	0.02
Earnings (loss) per share, diluted	0.04	(0.02)	0.02

	For the Three Months Ended March 31, 2019
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$17,991	$—	$17,991
Operating income (loss)	209	(354)	(145)
Net income (loss)	357	(259)	98
Earnings (loss) per share, basic	0.03	(0.02)	0.01
Earnings (loss) per share, diluted	0.03	(0.02)	0.01

	For the Three Months Ended December 31, 2018
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$16,160	$—	$16,160
Operating loss	106	(597)	(491)
Net loss	(282)	(467)	(749)
Loss per share, basic	(0.02)	(0.04)	(0.06)
Loss per share, diluted	(0.02)	(0.04)	(0.06)

	For the Three Months Ended September 30, 2018
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$16,396	$—	$16,396
Operating (loss)	(44)	(456)	(500)
Net income (loss)	236	(354)	(118)
Earnings (loss) per share, basic	0.02	(0.03)	(0.01)
Earnings (loss) per share, diluted	0.02	(0.03)	(0.01)

	For the Three Months Ended June 30, 2018
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$18,204	$—	$18,204
Operating income (loss)	226	(47)	179
Net income (loss)	247	(36)	211
Earnings (loss) per share, basic	0.02	—	0.02
Earnings (loss) per share, diluted	0.02	—	0.02

	For the Three Months Ended March 31, 2018
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$14,718	$—	$14,718
Operating income (loss)	350	(45)	305
Net income (loss)	225	(35)	190
Earnings (loss) per share, basic	0.02	(0.01)	0.01
Earnings (loss) per share, diluted	0.02	(0.01)	0.01

18.  Revisions of Prior Period Financial Statements

As discussed in Note 2 (Summary of Significant Accounting Policies), in conjunction with the preparation of its year-end financial statements for 2019, the Company determined that certain, immaterial operating costs and expenses were inappropriately capitalized during the years ended December 31, 2018 and 2017, as well for interim periods in 2019 and 2018. As a result, the Company revised its prior period financial statements to incorporate additional operating costs and expenses of $1.1 million, $1.14 million and $96,000 for the nine months ended September 30, 2019, the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

These revisions are summarized in the tables below.

Revised Consolidated Balance Sheet

	As of December 31, 2018
($ in thousands)	As Reported	Revisions	As Revised
Assets
Inventory	$30,974	$(784)	$30,190
Prepaid income taxes	3,148	40	3,188
Prepaid expenses and other	2,430	(734)	1,696
Total current assets	96,399	(1,478)	94,921
Rental equipment, net of accumulated depreciation	175,886	220	176,106
Property and equipment, net of accumulated depreciation	16,587	57	16,644
Total assets	305,401	(1,201)	304,200

Liabilities and Stockholders' Equity
Deferred income tax liability	$32,158	$(252)	$31,906
Total liabilities	45,220	(252)	44,968
Retained earnings	152,291	(949)	151,342
Total stockholders' equity	260,181	(949)	259,232
Total liabilities and stockholders' equity	305,401	(1,201)	304,200

Revised Consolidated Statements of Income

	For the Year Ended December 31, 2018
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$65,478	$—	$65,478
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	20,746	1,114	21,860
Depreciation and amortization	22,049	31	22,080
Total operating costs and expenses	64,840	1,145	65,985
Operating income (loss)	638	(1,145)	(507)
Income (loss) before provision for income taxes	751	(1,145)	(394)
Provision for income taxes:
Current benefit (expense)	248	(6)	242
Deferred (expense) benefit	(573)	259	(314)
Income tax (expense) benefit	(325)	253	(72)
Net income (loss)	426	(892)	(466)
Earnings (loss) per share, basic	0.03	(0.07)	(0.04)
Earnings (loss) per share, diluted	0.03	(0.07)	(0.04)

	For the Year Ended December 31, 2017
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$67,693	$—	$67,693
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	18,078	82	18,160
Depreciation and amortization	21,302	14	21,316
Total operating costs and expenses	66,126	96	66,222
Operating income (loss)	1,567	(96)	1,471
Income (loss) before provision for income taxes	1,603	(96)	1,507
Provision for income taxes:
Current (expense) benefit	(3,334)	46	(3,288)
Deferred benefit (expense)	21,582	(7)	21,575
Income tax benefit	18,248	39	18,287
Net income (loss)	19,851	(57)	19,794
Earnings (loss) per share, basic	1.55	(0.01)	1.54
Earnings (loss) per share, diluted	1.51	—	1.51

Revised Consolidated Statements of Stockholders' Equity

	For the Year Ended December 31, 2018
($ in thousands)	As Reported	Revisions	As Revised
Net income (loss)	$426	$(892)	$(466)
Retained earnings	152,291	(949)	151,342
Total stockholders' equity	260,181	(949)	259,232

	For the Year Ended December 31, 2017
($ in thousands)	As Reported	Revisions	As Revised
Net income (loss)	$19,851	$(57)	$19,794
Retained earnings	151,865	(57)	151,808
Total stockholders' equity	257,319	(57)	257,262

Revised Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2018
($ in thousands)	As Reported	Revisions	As Revised
Cash flows from operating activities:
Net income (loss)	$426	$(892)	$(466)
Depreciation and amortization	22,049	31	22,080
Deferred taxes	573	(259)	314
Inventory (increase) decrease	(5,757)	655	(5,102)
Prepaid income taxes and prepaid expenses (increase) decrease	(1,318)	740	(578)
Net cash provided by operating activities	23,414	275	23,689
Cash flows from investing activities:
Purchase of rental equipment, property and other equipment	(39,790)	(275)	(40,065)
Net cash used in investing activities	(40,010)	(275)	(40,285)
Net change in cash and cash equivalents	(16,580)	—	(16,580)

	For the Year Ended December 31, 2017
($ in thousands)	As Reported	Revisions	As Revised
Cash flows from operating activities:
Net income (loss)	$19,851	$(57)	$19,794
Depreciation and amortization	21,302	14	21,316
Deferred taxes	(21,582)	7	(21,575)
Inventory (increase) decrease	(5,350)	129	(5,221)
Prepaid income taxes and prepaid expenses increase	(1,806)	(46)	(1,852)
Net cash provided by operating activities	17,452	47	17,499
Cash flows from investing activities:
Purchase of rental equipment, property and other equipment	(13,489)	(47)	(13,536)
Net cash used in investing activities	(12,791)	(47)	(12,838)
Net change in cash and cash equivalents	5,114	—	5,114

19.  Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. In addition, recent events concerning OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply. These actions have led to significant weakness in oil prices and ensuing reductions of exploration and production company capital and operating budgets.

The full impact of the COVID-19 outbreak continues to evolve daily as of the date of this report. With the significant decline in oil prices as well as the general economic decline caused by the impacts of COVID-19, we expect utilization to decline among our smaller horsepower and medium horsepower units during the remainder of 2020 after a minimal decline during the first quarter of 2020. In terms of sales, we expect minimal compressor sales for the year due to much lower capital expenditure budgets throughout the industry, including those of our major customers. Finally, we have recently experienced and expect to continue to experience pricing pressure from our customers and competitors until industry and economic conditions improve. We are currently experiencing no issues with potential workforce and supply chain disruptions. Our relationship with our major customer continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.

While management anticipates that the industry and economic impact of the pandemic and OPEC’s actions will have a negative effect on its results of operations in 2020 and perhaps beyond, the degree to which these factors will impact our business remains uncertain.