Form 10-Q
period 2020-03-31
NATURAL GAS SERVICES GROUP INC
filed 2020-05-11
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______  to ______
Commission File Number 1-31398

NATURAL GAS SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 Veterans Airpark Ln., Ste 300
Midland, Texas 79705
(Address of principal executive offices)
(432) 262-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01	NGS	NYSE

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

As of May 4, 2020, there were 13,499,653 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$13,051	$11,592
Trade accounts receivable, net of allowance for doubtful accounts of $939 and $918, respectively	10,519	9,106
Inventory	19,424	21,080
Federal income tax receivable	14,992	—
Prepaid income taxes	68	40
Prepaid expenses and other	225	597
Total current assets	58,279	42,415
Long-term inventory, net of allowance for obsolescence of $37 and $24, respectively	1,108	1,068
Rental equipment, net of accumulated depreciation of $167,998 and $162,348, respectively	217,846	217,742
Property and equipment, net of accumulated depreciation of $12,682 and $12,847, respectively	22,236	21,869
Right of use assets - operating leases, net of accumulated amortization of $208 and $158, respectively	559	604
Intangibles, net of accumulated amortization of $1,914 and $1,883, respectively	1,245	1,276
Other assets	1,396	1,603
Total assets	$302,669	$286,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,255	$1,975
Accrued liabilities	3,020	2,287
Line of credit	417	417
Current operating leases	187	189
Deferred income	1,190	640
Total current liabilities	7,069	5,508
Deferred income tax liability	41,683	31,243
Long-term operating leases	372	415
Other long-term liabilities	1,416	1,718
Total liabilities	50,540	38,884
Commitments and contingencies (Notes 6, 12 and 14)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,273 and 13,178 shares issued, respectively	133	132
Additional paid-in capital	110,926	110,573
Retained earnings	141,560	137,478
Treasury Shares, at cost, 38 shares	(490)	(490)
Total stockholders' equity	252,129	247,693
Total liabilities and stockholders' equity	$302,669	$286,577
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2020	2019
Revenue:
Rental income	$16,100	$13,387
Sales	1,450	4,125
Service and maintenance income	340	479
Total revenue	17,890	17,991
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,897	6,220
Cost of sales, exclusive of depreciation stated separately below	1,739	3,699
Cost of service and maintenance, exclusive of depreciation stated separately below	125	147
Selling, general and administrative expenses	2,162	2,493
Depreciation and amortization	6,240	5,577
Total operating costs and expenses	18,163	18,136
Operating loss	(273)	(145)
Other income (expense):
Interest expense	(3)	(4)
Other (expense) income, net	(185)	305
Total other (expense) income, net	(188)	301
(Loss) income before provision for income taxes	(461)	156
Income tax benefit (expense)	4,543	(58)
Net income	$4,082	$98
Earnings per share:
Basic	$0.31	$0.01
Diluted	$0.30	$0.01
Weighted average shares outstanding:
Basic	13,157	13,064
Diluted	13,416	13,268

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2019	—	$—	13,005	$130	$107,760	$151,342	—	$—	$259,232
Exercise of common stock options	—	—	57	—	555	—	—	—	555
Compensation expense on common stock options	—	—	—	—	31	—	—	—	31
Issuance of restricted stock	—	—	71	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	463	—	—	—	464
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(192)	—	—	—	(192)
Net income	—	—	—	—	—	98	—	—	98
BALANCES, March 31, 2019	—	$—	13,133	$131	$108,617	$151,440	—	$—	$260,188

BALANCES, January 1, 2020	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	17	—	—	—	17
Issuance of restricted stock	—	—	95	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	485	—	—	—	486
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	4,082	—	—	4,082
BALANCES, March 31, 2020	—	$—	13,273	$133	$110,926	$141,560	38	$(490)	$252,129

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,082	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,240	5,577
Deferred income taxes	337	68
Stock-based compensation	502	495
Bad debt allowance	21	10
Gain on sale of assets	(68)	(22)
Loss (gain) on company owned life insurance	262	(99)
Changes in operating assets and liabilities:
Trade accounts receivables	(1,434)	(3,089)
Inventory	1,616	(3,986)
Federal income tax receivable	(14,992)	—
Prepaid expenses and prepaid income taxes	344	149
Accounts payable and accrued liabilities	1,013	(3,074)
Deferred income	550	52
Deferred tax liability increase due to tax law change	10,103	—
Other	(301)	75
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,275	(3,746)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment and property and equipment	(6,679)	(9,230)
Purchase of company owned life insurance	(54)	(40)
Proceeds from sale of property and equipment	68	11
Proceeds from insurance claims of property and equipment	—	11
NET CASH USED IN INVESTING ACTIVITIES	(6,665)	(9,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from other long-term liabilities, net	(2)	(5)
Proceeds from exercise of stock options	—	555
Taxes paid related to net share settlement of equity awards	(149)	(192)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(151)	358
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,459	(12,636)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,592	52,628
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,051	$39,992
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3	$4
Income taxes paid	$40	$2
NON-CASH TRANSACTIONS
Transfer of prepaids to rental equipment and inventory	$—	$574
Right of use acquired through an operating lease	$4	$126

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

Recent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The effects of the COVID-19 outbreak, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant, rapid decline in global and U.S. economic conditions. This significant drop in economic activity has caused global demand for crude oil to drastically decline. According to the International Energy Agency’s (“IEA”) Oil Market Report for April 2020, global crude oil demand during the second quarter of 2020 is expected to decline 23.1 million barrels per day compared to the second quarter of 2019, a decrease of more than 20%.

In March 2020, discussion between OPEC and Russia (“OPEC+”) resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply in April 2020. The dramatic decline in crude oil demand combined with this increase in supply resulted in unprecedented storage issues and a resulting severe lack of takeaway capacity for oil producers. As a result, crude oil prices reached record or multi-year lows in April. West Texas Intermediate (“WTI”) crude oil traded below $20 per barrel and Brent crude oil traded below $30 per barrel during the second half of April, including an anomalous trading day where WTI traded at negative values on low volume close to the end of a contract trading month. On May 6, 2020, WTI closed at $23.99 per barrel, while Brent closed at $29.72 per barrel.

Given current price levels and takeaway issues, domestic producers have been rapidly shutting in production, and drilling and completion activities among exploration and production companies have dramatically declined. In April 2020, OPEC+ agreed to cut production by 9.7 million barrels per day starting in May 2020, and the IEA is projecting global oil production to drop by approximately 12 million barrels per day in May 2020. Nevertheless, given the massive decline in crude oil demand due to COVID-19, the imbalance in the global oil markets is expected to keep prices down through the remainder of 2020.

These issues have resulted in an increasing number of unit returns and shut-in notices from our customers during April 2020. While we witnessed minimal change in our unit and horsepower utilization during the first quarter of 2020 compared to year-end 2019, we expect a meaningful drop in utilization among our small and medium horsepower units during the second and third quarters of 2020. Accordingly, we expect this drop in utilization and pricing pressures to negatively impact our rental revenue, rental margins and overall financial performance for the remainder of 2020. In addition, given the current economic and industry backdrop, we expect compressor sales to be minimal for the remainder of 2020, as exploration and production companies have significantly reduced their capital expenditures budgets.

We have implemented various cost cutting measures with respect to operating expenses and capital expenditures. Our operating expense reductions include reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. We continue to review additional opportunities to become more efficient. In addition, as we have done during prior downturns, we have reduced our capital expenditures budget. After we spent $6.7 million in capital expenditures during the first quarter of 2020, we plan to only incur another $5-$7 million in capital expenditures for the remainder of 2020, bringing our 2020 capital expenditures budget to $12-$14 million, down from $69.9 million in 2019.

Finally, in keeping with current commercial precautions and practices in our industry, we have implemented new guidelines to mitigate health risks to our employees and customers during this outbreak. We have adopted remote and staggered work processes at our Midland headquarters, and have adapted our field and fabrication work processes as well. To date, our field operations have continued largely uninterrupted, as the U.S. Department of Homeland Security designated our industry as part of our country’s critical infrastructure. Remote work and work process adjustments related to COVID-19 have not impacted our ability to maintain operations or caused us to incur significant costs. In addition, we have not experienced any supply chain issues in connection with the COVID-19 outbreak.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity during 2020.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company's deferred compensation plan (see Note 7). All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2020 and the results of our operations for the three months ended March 31, 2020 and 2019 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC.  In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

Revenue Recognition Policy

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our consolidated statements of operations.

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

Custom/fabricated compressors and flare systems - The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor or flare package is complete and shipped, or in accordance with a bill and hold arrangement, the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the condensed consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the three months ended March 31, 2020 and 2019 was approximately $852,000 and $2.7 million, respectively.
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

Payment terms for sales revenue and service and maintenance revenue discussed above are generally 30 to 60 days, although terms for specific customers can vary. Also, transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	(in thousands)
	2020	2019
Compressors - sales	$852	$2,708
Flares - sales	80	435
Other (parts/rebuilds) - sales	518	982
Service and maintenance	340	479
Total revenue from contracts with customers	1,790	4,604
Add: ASC 842 rental revenue	16,100	13,387
Total revenue	$17,890	$17,991

Contract Balances

As of March 31, 2020 and December 31, 2019, we had the following receivables and deferred income from contracts with customers:

	(in thousands)
	March 31, 2020	December 31, 2019
Accounts Receivable
Accounts receivable - contracts with customers	$1,290	$3,061
Accounts receivable - ASC 842	10,168	6,963
Total Accounts Receivable	$11,458	$10,024
Less: Allowance for doubtful accounts	(939)	(918)
Total Accounts Receivable, net	$10,519	$9,106

Deferred income	$1,190	$640

The Company recognized rental revenue of $73,000 for the three months ended March 31, 2020 that was included in deferred income at the beginning of 2020. For the year ended December 31, 2019, the Company recognized revenue of $48,000 from amounts related to sales that were included in deferred income at the beginning of 2019.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2020, the Company did not have revenue related to unsatisfied performance obligations.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses on our condensed consolidated statements of operations.

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

The Company, as a lessor, applies the practical expedient to not separate non-lease components from lease components, therefore, accounting for each separate lease component and its associated non-lease component, as a single lease component. Each lease that 1) contains the same timing and pattern of transfer for lease and non-lease components; and 2) if the lease component, if accounted for separately, would be classified as an operating lease, the Company elects to not separate non-lease components from lease components.

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

Sales of equipment out of the rental fleet are included with sales revenue and cost of sales, while retirements of units are shown as a separate operating expense. Gains and losses resulting from sales and dispositions of other property and equipment are included within other income (expense). Maintenance and repairs are charged to cost of rentals as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense in the tax provision in our condensed consolidated statements of operations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. We have no uncertain tax positions as of March 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. Please read Note 4, Federal Income Tax Receivable for a discussion about the impact on our condensed consolidated financial statements.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at March 31, 2020 and December 31, 2019 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Revisions of Prior Period Financial Statements

As stated in our Annual Report on Form 10-K for the year ended December 31, 2019, we revised our consolidated financial statements for the years ended December 31, 2018 and 2017, as well as for interim periods in 2019 and 2018, for immaterial operating costs and expenses that were inappropriately capitalized. The following is a summary of the revisions to our unaudited, condensed consolidated financial statements for the three months ended March 31, 2019:

Revised Condensed Consolidated Statement of Operations

	For the three months ended March 31, 2019
($ in thousands)	As Reported	Revisions	As Revised
Total revenue	$17,991	$—	$17,991
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	5,885	335	6,220
Depreciation and amortization	5,558	19	5,577
Total operating costs and expenses	17,782	354	18,136
Operating income (loss)	209	(354)	(145)
Income before provision for income taxes	510	(354)	156
Income tax (expense) benefit	(153)	95	(58)
Net income (loss)	357	(259)	98
Earnings (loss) per share, basic	0.03	(0.02)	0.01
Earnings (loss) per share, diluted	0.03	(0.02)	0.01

Revised Condensed Consolidated Statement of Stockholders' Equity

	For the three months ended March 31, 2019
($ in thousands)	As Reported	Revisions	As Revised
Retained earnings balance at January 1, 2019	$152,291	$(949)	$151,342
Total stockholders' equity at January 1, 2019	260,181	(949)	259,232
Net income (loss)	357	(259)	98
Retained earnings balance at March 31, 2019	152,648	(1,208)	151,440
Total stockholders' equity at March 31, 2019	261,396	(1,208)	260,188

Revised Condensed Consolidated Statement of Cash Flows

	For the three months ended March 31, 2019
($ in thousands)	As Reported	Revisions	As Revised
Cash flows from operating activities:
Net income (loss)	$357	$(259)	$98
Depreciation and amortization	5,558	19	5,577
Deferred taxes	157	(89)	68
Inventory (increase) decrease	(4,468)	482	(3,986)
Prepaid expenses and prepaid income taxes decrease (increase)	202	(53)	149
Net cash (used in) provided by operating activities	(3,846)	100	(3,746)
Cash flows from investing activities:
Purchase of rental equipment, property and other equipment	(9,130)	(100)	(9,230)
Net cash used in investing activities	(9,148)	(100)	(9,248)
Net change in cash and cash equivalents	(12,636)	—	(12,636)

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at March 31, 2020 and $24,000 at December 31, 2019, consisted of the following amounts:

	(in thousands)
	March 31, 2020	December 31, 2019
Raw materials - current	$17,407	$19,388
Work-in-process	2,017	1,692
Inventory - current	19,424	21,080
Raw materials - long term (net of allowances of $37 and $24, respectively)	1,108	1,068
Inventory - total	$20,532	$22,148

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year. During the three months ended March 31, 2020 and 2019, there were no write-offs of obsolete inventory against the allowance for obsolescence.

4. Federal Income Tax Receivable

As discussed in Note 2, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and plans to carryback these losses for five years. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. In addition, the Company recorded a current income tax benefit of $4.9 million on its condensed consolidated statement of operations for the three months ended March 31, 2020.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of March 31, 2020 and December 31, 2019, respectively, consisted of the following:

	(in thousands)
	March 31, 2020	December 31, 2019
Compressor units	$378,366	$370,961
Work-in-progress	7,478	9,129
Rental equipment	385,844	380,090
Accumulated depreciation	(167,998)	(162,348)
Rental equipment, net of accumulated depreciation	$217,846	$217,742

We evaluated our rental equipment for potential impairment as of March 31, 2020, and determined that no such impairment existed as of that date. We will continue to monitor the impacts of COVID-19 on industry and economic conditions. As discussed in Note 1, Description of Business, Recent Events, we expect a decrease in utilization in our small and medium horsepower units as well as pricing pressures to negatively impact our rental revenue, rental margins, cash flows and overall financial performance for the remainder of 2020. Accordingly, these negative impacts could possibly result in an impairment or retirement of rental equipment in 2020.

6. Leases

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of lease payments. Based on the present value of lease payments for the Company's existing leases, the Company recorded net lease assets and lease liabilities of approximately $451,000, respectively, upon adoption. The Company had no finance leases. The new lease standard did not materially impact the Company's condensed consolidated statements of operations and had no impact on the Company's condensed consolidated statements of cash flows.

The impact of the new lease standard on the March 31, 2020 condensed consolidated balance sheet was as follows:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2020
		(in thousands, except years)
Operating lease assets	Right of use assets-operating leases	$559

Current lease liabilities	Current operating leases	$187
Noncurrent lease liabilities	Long-term operating leases	372
Total lease liabilities		$559

Weighted average remaining lease term in years		2.3
Implicit Rate		3.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the three months ended March 31, 2020 was approximately $122,000.

March 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$122

(1) Lease costs are classified on the condensed consolidated statements of operations in cost of sales, cost of compressors and selling, general and administrative expenses.

(2)  Includes costs of $74,000 for leases with terms of 12 months or less and $48,000 for leases with terms greater than 12 months.

The following table shows the future maturities of lease liabilities as of March 31, 2020:

Years Ending December 31,	Lease Liabilities
(in thousands)
2020 (excluding the three months ended March 31, 2020)	$154
2021	174
2022	47
2023	38
2024	38
Thereafter	168
Total lease payments	619
Less: Imputed interest	(60)
Total	$559

7. Credit Facility

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at March 31, 2020 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.25%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the three month period ended March 31, 2020, our weighted average interest rate was 2.88%.

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

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and leases receivables, along with a first priority lien on a variable number of our leased compressors, the book value of which must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date).

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

As of March 31, 2020, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At March 31, 2020 and December 31, 2019, our outstanding balance on the line of credit was $417,000.

8. Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.3 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively. We reported in other (expense) income in the condensed consolidated statements of operations a loss related to the policy of approximately $262,000 and a gain of approximately $99,000 for the three months ended March 31, 2020 and 2019, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant. The deferred compensation liability, which is included in other long-term liabilities in the condensed consolidated balance sheet, was $1.4 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of March 31, 2020 and 2019, respectively, we had 36,500 and 63,062 unvested restricted stock units being deferred. As of March 31, 2020, we had released and issued 138,252 shares with a value of $2.2 million to the deferred compensation plan. As of March 31, 2019, we had released and issued 78,771 shares with a value of $1.7 million to the deferred compensation plan.

9. Stock-Based Compensation

Stock Options:

A summary of all option activity as of December 31, 2019, and changes during the three months ended March 31, 2020 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	208,334	$23.67	3.66	$—
Granted	—	—
Expired	40,000	19.11
Outstanding, March 31, 2020	168,334	$24.75	4.26	$—
Exercisable, March 31, 2020	168,334	$24.75	4.26	$—

The following table summarizes information about our stock options outstanding at March 31, 2020:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	8,500	1.82	$14.89	8,500	$14.89
$15.71-17.81	16,000	0.82	17.81	16,000	17.81
$17.82-20.48	20,500	2.97	18.75	20,500	18.75
$20.49-33.36	123,334	5.09	27.33	123,334	27.33
	168,334	4.26	$24.75	168,334	$24.75

The summary of the status of our unvested stock options as of December 31, 2019 and changes during the three months ended March 31, 2020 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	10,433	$11.93
Granted	—	—
Vested	(10,433)	11.93
Canceled/Forfeited	—	—
Unvested at March 31, 2020	—	$—

As of March 31, 2020, there were no unrecognized compensation cost related to unvested options. Total compensation expense for stock options was $17,000 and $31,000 for the three months ended March 31, 2020 and 2019, respectively.

Restricted Shares/Units:

As of March 31, 2020, the Compensation Committee had not awarded any restricted shares/units to the Company's executive officers based on the Company's 2019 performance. These restricted shares/units typically vest over three years, in equal annual installments, beginning of the first anniversary of the date of the award. In addition, as of March 31, 2020, we had not awarded any restricted shares/units to the independent members of our Board of Directors as partial payment for 2020 services as directors. These restricted shares/units issued to our directors typically vest over one year in quarterly installments. Total compensation expense related to restricted awards was $0.5 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was a total of $2.8 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next two years.

10. (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computation (in thousands, except per share data):

	Three months ended
	March 31,
	2020	2019
Numerator:
Net income	$4,082	$98
Denominator for earnings per basic common share:
Weighted average common shares outstanding	13,157	13,064
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	13,157	13,064
Dilutive effect of stock options and restricted shares	259	204
Diluted weighted average shares	13,416	13,268
Earnings per common share:
Basic	$0.31	$0.01
Diluted	$0.30	$0.01

In the three months ended March 31, 2020, options to purchase 182,839 weighted average shares of common stock with exercise prices ranging from $14.89 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

In the three months ended March 31, 2019, options to purchase 176,523 weighted average shares of common stock with exercise prices ranging from $18.75 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

12.  Commitments and Contingencies

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

13.  Subsequent Events

As previously announced, on April 10, 2020, the Company entered into a promissory note (the “Loan”) for an unsecured loan in the amount of $4.6 million through the Paycheck Protection Program (“PPP”) established by the CARES Act and administered by the U.S. Small Business Administration ("SBA"). The Loan was made for the purpose of securing funding for salaries and wages of employees that may have otherwise been displaced by the outbreak of COVID-19 and the resulting detrimental impact on the Company’s business. JPMorgan Chase Bank, N.A. (the “Lender”) processed and funded the Loan.

On April 23, 2020, the SBA advised that companies that applied for and received PPP loans that had other sufficient sources of liquidity that would not be "significantly detrimental" to their businesses may be subject to increased scrutiny and potential liability unless these companies repaid their loans in full by May 7, 2020. While the Company believes it was justified in seeking the Loan and the funds received were earmarked for the purposes set forth in the original PPP regulations, the Company voluntarily repaid the Loan, with accrued interest, to the Lender on May 4, 2020.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed, consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

This report and our Annual Report on Form 10-K contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this report as well as our Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.

Please read Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of March 31, 2020, we had 1,383 natural gas compressors totaling 298,143 horsepower rented to 92 customers compared to 1,364 natural gas compressors totaling 238,566 horsepower rented to 97 customers at March 31, 2019.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics, and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers, and other components, and our assembling of these components on skids for delivery to customer locations. The major components of our compressors packages are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently require lead times between two to three months with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors; however, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rentals and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production, the demand for overall compression services and products is driven by two general factors; an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially unconventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need over the past two to three years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,380 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

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

Recent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The effects of the COVID-19 outbreak, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant, rapid decline in global and U.S. economic conditions. This significant drop in economic activity has caused global demand for crude oil to drastically decline. According to the International Energy Agency’s (“IEA”) Oil Market Report for April 2020, global crude oil demand during the second quarter of 2020 is expected to decline 23.1 million barrels per day compared to the second quarter of 2019, a decrease of more than 20%.

In March 2020, discussion between OPEC and Russia (“OPEC+”) resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply in April 2020. The dramatic decline in crude oil demand combined with this increase in supply resulted in unprecedented storage issues and a resulting severe lack of takeaway capacity for oil producers. As a result, crude oil prices reached record or multi-year lows in April. West Texas Intermediate (“WTI”) crude oil traded below $20 per barrel and Brent crude oil traded below $30 per barrel during the second half of April, including an anomalous trading day where WTI traded at negative values on low volume close to the end of a contract trading month. On May 6, 2020, WTI closed at $23.99 per barrel, while Brent closed at $29.72 per barrel.

Given current price levels and takeaway issues, domestic producers have been rapidly shutting in production, and drilling and completion activities among exploration and production companies have dramatically declined. In April 2020, OPEC+ agreed to cut production by 9.7 million barrels per day starting in May 2020, and the IEA is projecting global oil production to drop by approximately 12 million barrels per day in May 2020. Nevertheless, given the massive decline in crude oil demand due to COVID-19, the imbalance in the global oil markets is expected to keep prices down through the remainder of 2020.

These issues have resulted in an increasing number of unit returns and shut-in notices from our customers during April 2020. While we witnessed minimal change in our unit and horsepower utilization during the first quarter of 2020 compared to year-end 2019, we expect a meaningful drop in utilization among our small and medium horsepower units during the second and third quarters of 2020. Accordingly, we expect this drop in utilization and pricing pressures to negatively impact our rental revenue, rental margins and overall financial performance for the remainder of 2020. In addition, given the current economic and industry backdrop, we expect compressor sales to be minimal for the remainder of 2020, as exploration and production companies have significantly reduced their capital expenditures budgets.

We have implemented various cost cutting measures with respect to operating expenses and capital expenditures. Our operating expense reductions include reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. We continue to review additional opportunities to become more efficient. In addition, as we have done during prior downturns, we have reduced our capital expenditures budget. After we spent $6.7 million in capital expenditures during the first quarter of 2020, we plan to only incur another $5-$7 million in capital expenditures for the remainder of 2020, bringing our 2020 capital expenditures budget to $12-$14 million, down from $69.9 million in 2019.

Finally, in keeping with current commercial precautions and practices in our industry, we have implemented new guidelines to mitigate health risks to our employees and customers during this outbreak. We have adopted remote and staggered work processes at our Midland headquarters, and have adapted our field and fabrication work processes as well. To date, our field operations have continued largely uninterrupted, as the U.S. Department of Homeland Security designated our industry as part of our country’s critical infrastructure. Remote work and work process adjustments related to COVID-19 have not impacted our ability to maintain operations or caused us to incur significant costs. In addition, we have not experienced any supply chain issues in connection with the COVID-19 outbreak.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity during 2020.

Results of Operations

Three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2020 and 2019.

	Revenue Three months ended March 31,
	(in thousands)
	2020		2019
Rental	$16,100	90%	$13,387	74%
Sales	1,450	8%	4,125	23%
Service and Maintenance	340	2%	479	3%
Total	$17,890		$17,991

Total revenue remained relatively flat at $17.9 million for the three months ended March 31, 2020 compared to $18.0 million for the same period ended March 31, 2019. This outcome was due to higher rental revenue (20.3% increase) during the first quarter of 2020 due to a greater number of large horsepower units being rented offset by lower sales revenue (64.8% decrease) primarily due to reduced compressor sales.

Rental revenue increased to $16.1 million for the three months ended March 31, 2020 compared to $13.4 million for the same period ended March 31, 2019. As of March 31, 2020, we had 2,316 compressor packages in our fleet, down from 2,567 units at March 31, 2019, due to the retirement of 327 units (with 39,758 horsepower) during the third quarter of 2019. Despite this decrease due to unit retirement, the Company's total unit horsepower increased by 7.5% to 437,750 at March 31, 2020 compared to 407,210 horsepower at March 31, 2019, which reflects the addition to the Company's fleet of 55 high horsepower compressors with 67,880 horsepower over the past 12 months. As of March 31, 2020, we had 1,383 natural gas compressors totaling 298,143 horsepower rented to 92 customers, compared to 1,364 natural gas compressors totaling 238,566 horsepower rented to 97 customers as of March 31, 2019. The rental fleet had a unit utilization as of March 31, 2020 and 2019, respectively, of 59.7% and 53.1%, while our horsepower utilization for the same periods, respectively, was 68.1% and 58.6%. The rise in both utilizations was mainly the result of the rise in demand for our higher horsepower units as well as unit retirements during the third quarter of 2019.

Sales revenue decreased to $1.5 million from $4.1 million for the three months ended March 31, 2020 compared to the same period ended March 31, 2019. This decrease in mostly attributable to a decrease in compressor sales and, to a lesser extent, decreases in flare and parts sales. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Selling, general, and administrative ("SG&A") expenses decreased to $2.2 million for the three months ended March 31, 2020 compared to $2.5 million for the three months ended March 31, 2019. This 13.3% decrease was largely due to a decrease in our deferred compensation liability that resulted in a net unrealized gain on deferred compensation ($0.35 million) that was partially offset by higher professional services ($0.1 million) during the first quarter of 2020.

Depreciation and amortization expense increased 11.9% to $6.2 million for the three months ended March 31, 2020 compared to $5.6 million for the three months ended March 31, 2019.  This increase was the result of larger horsepower units being added to the fleet. We added 86 units (approximately 72,000 horsepower) to our fleet over the past 12 months. Fifty-five of those units were 400 horsepower or larger (including 46 at 1,380 horsepower), representing 94% of the horsepower added.

Our operating loss increased to a loss of $273,000 for the three months ended March 31, 2020 compared to a loss of $145,000 for the three months ended March 31, 2019. This increased operating loss was mainly due to lower sales revenue and higher depreciation expense mostly offset by higher rental revenues, lower cost of revenues, and lower SG&A expenses.

Our other (expense) income decreased to net expenses of $0.2 million for the three months ended March 31, 2020 compared to income of $0.3 million for the same period in 2019. This decrease was primarily attributable to a net unrealized loss on company-owned life insurance of $0.3 million during the first quarter of 2020.

We recorded an income tax benefit of $4.5 million for the three months ended March 31, 2020 compared to income tax expense of $58,000 for the three months ended March 31, 2019. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act allows federal net operating losses ("NOL") incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and plans to carryback these losses for five years. Accordingly, the Company recorded a current income tax benefit of $4.9 million for the three months ended March 31, 2020, in addition to an increase to its prepaid income taxes of $15.0 million and an increase to its deferred income tax liability of $10.1 million as of March 31, 2020. This current income tax benefit was partially offset by a write-off of a deferred tax asset of approximately $0.4 million related to vesting of restricted stock during the first quarter of 2020.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2020 and December 31, 2019 are set forth below:

	March 31,	December 31,
	2020	2019
	(in thousands)
Current Assets:
Cash and cash equivalents	$13,051	$11,592
Trade accounts receivable, net	10,519	9,106
Inventory	19,424	21,080
Federal income tax receivable	14,992	—
Prepaid income taxes	68	40
Prepaid expenses and other	225	597
Total current assets	58,279	42,415
Current Liabilities:
Accounts payable	2,255	1,975
Accrued liabilities	3,020	2,287
Line of credit	417	417
Current operating leases	187	189
Deferred income	1,190	640
Total current liabilities	7,069	5,508
Total working capital	$51,210	$36,907

For the three months ended March 31, 2020, we invested $6.7 million in rental equipment, property and other equipment. During the first quarter of 2020, we added $5.8 million in new equipment to our rental fleet and $0.9 million in vehicles. Our investment in property and equipment also includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-progress decreased by $1.7 million during the three months ended March 31, 2020. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand.

Cash flows

At March 31, 2020, we had cash and cash equivalents of $13.1 million compared to $11.6 million at December 31, 2019. Our cash flows from operating activities of $8.3 million were partially offset by capital expenditures of $6.7 million during the three months ended March 31, 2020.  We had working capital of $51.2 million at March 31, 2020 compared to $36.9 million at December 31, 2019. On March 31, 2020 and December 31, 2019, we had outstanding debt of $417,000, which is all related to our line of credit. We generated cash flows from operating activities of $8.3 million during the first three months of 2020 compared to cash flows used in operating activities of $3.7 million for the first three months of 2019. Our cash flows from operating activities of $8.3 million were primarily the result of net income of $4.1 million, adding back non-cash items of depreciation and amortization of $6.2 million, stock-based compensation of $0.5 million, deferred income tax expense of $0.3 million, utilization of deferred tax assets through NOL carrybacks of $10.1 million, and a net positive change in various working capital and other items of $1.7 million against the negative impact of an increase in prepaid income taxes and prepaid expenses of $14.6 million.

Strategy

For the remainder of the fiscal year 2020, given the state of the economy and our industry due to the outbreak of COVID-19 and the subsequent collapse of crude oil prices, our plan is to minimize capital expenditures and reduce expenses. For the remainder of 2020, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for additions to our compressor rental fleet and/or additions or replacements of service vehicles.  We believe that cash flows from operations, our current cash position and our line of credit will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). We had $29.5 million borrowing base availability at March 31, 2020 under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. For further information, see Note 6, Credit Facility.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of March 31, 2020:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2020 (1)	2021	2022	2023	2024	Thereafter	Total
Line of credit (secured)	$417	$—	$—	$—	$—	$—	$417
Interest on line of credit (2)	9	—	—	—	—	—	9
Purchase obligations (3)	215	250	160	—	—	—	625
Other long-term liabilities	—	—	39	—	—	—	39
Lease liabilities (including interest)	154	174	47	38	38	168	619
Total	$795	$424	$246	$38	$38	$168	$1,709

(1) For the nine months remaining in 2020.
(2) Assumes an interest rate of 2.88% and no additional borrowings.
(3) Vendor exclusive purchase agreement related to paint and coatings.

The Company also has a remaining contractual obligation related to the construction of a new corporate office of approximately $375,000, which we intend to finance with cash on hand. Construction of a new office began in late 2017 and was completed in 2019.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our condensed consolidated financial statements in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2020, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.
Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations, which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2019.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting discussed below in Management’s Annual Report on Internal Control Over Financial Reporting.

Material Weaknesses in Internal Control over Financial Reporting.

During the fourth quarter of fiscal year 2018, we identified a material weakness in internal controls over financial reporting related to our accounting and reporting of income tax (expense) benefit and consolidated balance sheet and the consolidated statement of operations accounts. We did not design and maintain an effective control environment with formal accounting policies and controls to adequately provide sufficient information for the preparation of our tax provision to our third party tax professionals, and did not provide an appropriate level or sufficient review of the tax provision. The material weakness created a reasonable possibility that there could be a material misstatement of our annual or interim financial statements.

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

During the fourth quarter of fiscal year 2019, we identified another material weakness in internal controls over financial reporting related to our accounting and reporting of compressor "make-ready" jobs, as well as various other compressor maintenance jobs, that were inappropriately capitalized, resulting in immaterial increases to the Company’s cost of rentals and, to a much lesser extent, depreciation expense in prior periods. These increases in operating costs and expenses were immaterial to all prior annual and interim periods, but would have been material to the fourth quarter of 2019 if these cumulative operating costs and expenses were taken as an out-of-period adjustment. As detailed in the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, the Company revised its prior period financial statements to reflect these additional operating costs and expenses.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.  We are not currently a party to any material legal proceedings and we are not aware of any threatened litigation.

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as the additional Risk Factor below, for a discussion of the risks associated with our Company and industry. Please also refer to and read Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Events for a discussion of additional risks associated with our Company and industry.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.

Weak economic conditions and widespread financial distress, including the significantly reduced global and national economic activity caused by the COVID-19 pandemic, could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us.

In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses to the outbreak continue. These factors, combined with volatile prices of oil and natural gas, may precipitate a continued economic slowdown and/or a recession.

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

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ James R. Lawrence
Stephen C. Taylor	James R. Lawrence
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)
May 11, 2020