Form 10-Q
period 2020-06-30
NATURAL GAS SERVICES GROUP INC
filed 2020-08-18
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of August 10, 2020, there were 13,466,564 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$15,451	$11,592
Trade accounts receivable, net of allowance for doubtful accounts of $972 and $918, respectively	11,674	9,106
Inventory	15,761	21,080
Federal income tax receivable	14,992	—
Prepaid income taxes	95	40
Prepaid expenses and other	637	597
Total current assets	58,610	42,415
Long-term inventory, net of allowance for obsolescence of $37 and $24, respectively	1,123	1,068
Rental equipment, net of accumulated depreciation of $173,462 and $162,348, respectively	215,853	217,742
Property and equipment, net of accumulated depreciation of $12,771 and $12,847, respectively	22,160	21,869
Right of use assets - operating leases, net of accumulated amortization of $258 and $158, respectively	510	604
Intangibles, net of accumulated amortization of $1,946 and $1,883, respectively	1,213	1,276
Other assets	1,690	1,603
Total assets	$301,159	$286,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,188	$1,975
Accrued liabilities	2,538	2,287
Line of credit	417	417
Current operating leases	183	189
Deferred income	125	640
Total current liabilities	4,451	5,508
Deferred income tax liability	41,744	31,243
Long-term operating leases	327	415
Other long-term liabilities	1,780	1,718
Total liabilities	48,302	38,884
Commitments and contingencies (Notes 6 and 13)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,286 and 13,178 shares issued, respectively	133	132
Additional paid-in capital	111,489	110,573
Retained earnings	141,725	137,478
Treasury Shares, at cost, 38 shares	(490)	(490)
Total stockholders' equity	252,857	247,693
Total liabilities and stockholders' equity	$301,159	$286,577
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Rental income	$15,131	$13,572	$31,231	$26,959
Sales	2,008	5,814	3,458	9,939
Service and maintenance income	266	509	606	988
Total revenue	17,405	19,895	35,295	37,886
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	6,629	6,613	14,526	12,833
Cost of sales, exclusive of depreciation stated separately below	1,860	4,419	3,599	8,118
Cost of service and maintenance, exclusive of depreciation stated separately below	100	159	225	306
Selling, general and administrative expenses	2,663	2,682	4,825	5,175
Depreciation and amortization	6,301	5,720	12,541	11,297
Total operating costs and expenses	17,553	19,593	35,716	37,729
Operating (loss) income	(148)	302	(421)	157
Other income (expense):
Interest expense	(8)	(4)	(11)	(8)
Other income, net	378	181	193	486
Total other income, net	370	177	182	478
Income (loss) before provision for income taxes	222	479	(239)	635
Income tax (expense) benefit	(57)	(152)	4,486	(210)
Net income	$165	$327	$4,247	$425
Earnings per share:
Basic	$0.01	$0.02	$0.32	$0.03
Diluted	$0.01	$0.02	$0.32	$0.03
Weighted average shares outstanding:
Basic	13,237	13,134	13,197	13,100
Diluted	13,480	13,462	13,448	13,368

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2019	—	$—	13,005	$130	$107,760	$151,342	—	$—	$259,232
Exercise of common stock options	—	—	57	—	555	—	—	—	555
Compensation expense on common stock options	—	—	—	—	31	—	—	—	31
Issuance of restricted stock	—	—	71	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	463	—	—	—	464
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(192)	—	—	—	(192)
Net income	—	—	—	—	—	98	—	—	98
BALANCES, March 31, 2019	—	$—	13,133	$131	$108,617	$151,440	—	$—	$260,188
Exercise of common stock options					(50)				(50)
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Issuance of restricted stock	—	—	5	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	612	—	—	—	612
Taxes paid related to net shares settlement of equity awards	—	—	—	—	9	—	—	—	9
Net income	—	—	—	—	—	327	—	—	327
BALANCES, June 30, 2019	—	$—	13,138	$131	$109,218	$151,767	—	$—	$261,116

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2020	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	17	—	—	—	17
Issuance of restricted stock	—	—	95	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	485	—	—	—	486
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	4,082	—	—	4,082
BALANCES, March 31, 2020	—	$—	13,273	$133	$110,926	$141,560	38	$(490)	$252,129
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	562	—	—	—	562
Net income	—	—	—	—	—	165	—	—	165
BALANCES, June 30, 2020	—	$—	13,286	$133	$111,489	$141,725	38	$(490)	$252,857

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,247	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,541	11,297
Deferred income taxes	399	219
Stock-based compensation	1,066	1,137
Bad debt allowance	63	55
Gain on sale of assets	(273)	(37)
Loss (gain) on company owned life insurance	92	(131)
Changes in operating assets and liabilities:
Trade accounts receivables	(2,631)	(4,219)
Inventory	5,262	2,311
Federal income tax receivable	(14,992)	—
Prepaid expenses and prepaid income taxes	(95)	(225)
Accounts payable and accrued liabilities	(536)	(4,287)
Deferred income	(515)	32
Deferred tax liability increase due to tax law change	10,103	—
Other	71	192
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,802	6,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(10,989)	(29,724)
Purchase of company owned life insurance	(196)	(111)
Proceeds from sale of property and equipment	383	26
Proceeds from sale of deferred compensation mutual fund	10	—
Proceeds from insurance claims of property and equipment	—	11
NET CASH USED IN INVESTING ACTIVITIES	(10,792)	(29,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	4,601	—
Repayment of loan	(4,601)	—
Payments from other long-term liabilities, net	(2)	(10)
Proceeds from exercise of stock options	—	505
Taxes paid related to net share settlement of equity awards	(149)	(183)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(151)	312
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,859	(22,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,592	52,628
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,451	$29,911
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$11	$8
Income taxes paid	$63	$45
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$—	$347
Transfer of prepaids to rental equipment and inventory	$—	$574
Right of use asset acquired through an operating lease	$5	$126
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

Recent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The effects of the COVID-19 outbreak, including actions taken by businesses and governments to contain the spread of the virus, resulted in a significant, rapid decline in global and U.S. economic conditions. This significant drop in economic activity has caused global demand for crude oil to drastically decline. According to the International Energy Agency’s (“IEA”) Oil Market Report for July 2020, global crude oil demand during the second quarter of 2020 declined 16.4 million barrels per day (“MMbpd”) compared to the second quarter of 2019, a decrease of more than 15%.

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

In April 2020, OPEC+ agreed to cut production by 9.7 MMbpd starting in May 2020, while Saudi Arabia voluntarily cut another 1 MMbpd starting in June 2020. Meanwhile, oil production dropped dramatically in non-OPEC countries, including the U.S. Burdened by low prices and takeaway issues, U.S. producers (including several of our customers) shut in production to varying degrees in April and May, and drilling and completion activities dramatically declined. According to IEA’s Oil Market Report for August 2020, U.S. production in May dropped 2 MMbpd from April and 2.9 MMbpd from its all-time high in November 2019. According to IEA’s July report, global oil supply fell to a nine-year low of 86.9 MMbpd in June.

As states throughout the U.S., as well as many other countries around the world, began to lift restrictions and reopened their economies to varying degrees, global demand for crude oil partially recovered. This increased demand, combined with the production cuts mentioned above, have resulted in the oil markets coming back into balance. After trading below $20 per barrel in the second half of April and averaging $28.53 per barrel in May, WTI crude oil has averaged approximately $40 per barrel since June 1 with greatly reduced price volatility.

These issues discussed above resulted in an increasing number of unit returns and shut-in notices from our customers during April and May 2020, which primarily impacted our small (125 HP or less) and medium (126 HP – 399 HP) horsepower units. In late May and throughout June as oil prices partially recovered and stabilized, we received restart notices for several wells that were recently shut in. As a result, our rental revenue, unit utilization, and horsepower utilization declined 6.0%, 5.2% and 4.5%, respectively, in the second quarter when compared to the first quarter of 2020. In addition, unit utilization remained steady in July compared to June, and unit pricing has stabilized.

Nevertheless, risks remain high in this environment. As restrictions have been reduced in many states and countries, the rate of COVID-19 infections, hospitalizations and deaths has increased, particularly in the U.S. This has resulted in a reinstatement of some restrictions in several states, including Texas. If states and countries need to put further restrictions in place to help prevent the spread of the virus, crude oil demand could decline again. In addition, according to IEA’s August report, global oil supply rose by 2.5 MMbpd in July after Saudi Arabia ended its 1 MMbpd additional voluntary production cut and U.S. production increased. Additional shut-in production could be restored, and completion activities by domestic producers are likely to increase somewhat during the second half of 2020 to offset production declines. These risks to both supply and demand could negatively impact oil prices, which would impact our utilization, rental revenues and overall financial performance during the remainder of 2020 as well as 2021.

Given the current economic and industry backdrop, we still expect compressor sales to be low for the remainder of 2020, as exploration and production companies have significantly reduced their capital expenditures budgets.

In regards to our costs, we implemented various cost cutting measures with respect to operating expenses and capital expenditures during the second quarter. Our operating expense reductions included reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. We expect these cost cutting measures to continue to benefit our financial performance through the remainder of 2020. In addition, as we have done during prior downturns, we have reduced our capital expenditures budget. We invested $11.0 million in capital expenditures during the first six months of 2020. After recently securing new rental orders from one of our larger customers, we plan to only incur another $8-$10 million in capital expenditures for the remainder of 2020, bringing our 2020 capital expenditures budget to $19-$21 million, down from $69.9 million in 2019.

Finally, in keeping with current commercial precautions and practices in our industry, we implemented new guidelines to mitigate health risks to our employees and customers during this outbreak. We adopted remote and staggered work processes at our Midland headquarters. After reopening our headquarters in Midland, Texas on June 1, Midland experienced a significant increase in COVID-19 infections, including a verified positive test among the Company’s professional staff. As a result, the Company was forced to close its corporate headquarters for a second time on June 29, 2020. The Company’s corporate headquarters remains closed as of the date of this filing. The office closure - which was dictated by positive testing and subsequent quarantines - and staffing challenges resulted in delays in our collection and assimilation of financial data related to the completion of our interim financial statements required for this filing. With remote and staggered work processes back in place, we do not anticipate such issues going forward.

In addition, we adapted our field and fabrication work processes as well. To date, our field operations have continued largely uninterrupted, as the U.S. Department of Homeland Security designated our industry as part of our country’s critical infrastructure. Remote work and work process adjustments related to COVID-19 have not impacted our ability to maintain of service operations or caused us to incur significant costs. In addition, we have not experienced any supply chain issues in connection with the COVID-19 outbreak.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity during the remainder of 2020 or 2021.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company's deferred compensation plan (see Note 9). All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2020 and the results of our operations for the three and six months ended June 30, 2020 and 2019 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the six months ended June 30, 2020 and 2019 was approximately $852,000 and $6.1 million, respectively.
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

Used compressors or flares - From time to time, a customer may request to purchase a used compressor or flare out of our rental fleet. Revenue from the sale of rental equipment is recognized when the control has passed to the customer based on the terms of the contract, i.e., when the customer has taken physical possession or the equipment has been shipped.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2020	2019	2020	2019
Compressors - sales	$1,360	$4,788	$2,212	$7,496
Flares - sales	160	106	240	541
Other (parts/rebuilds) - sales	488	920	1,006	1,902
Service and maintenance	266	509	606	988
Total revenue from contracts with customers	2,274	6,323	4,064	10,927
Add: ASC 842 rental revenue	15,131	13,572	31,231	26,959
Total revenue	$17,405	$19,895	$35,295	$37,886

Contract Balances

As of June 30, 2020 and December 31, 2019, we had the following receivables and deferred income from contracts with customers:

	(in thousands)
	June 30, 2020	December 31, 2019
Accounts Receivable
Accounts receivable - contracts with customers	$3,176	$3,061
Accounts receivable - ASC 842	9,470	6,963
Total Accounts Receivable	$12,646	$10,024
Less: Allowance for doubtful accounts	(972)	(918)
Total Accounts Receivable, net	$11,674	$9,106

Deferred income	$125	$640

The Company recognized rental revenue of $73,000 for the six months ended June 30, 2020 that was included in deferred income at the beginning of 2020. For the year ended December 31, 2019, the Company recognized revenue of $48,000 from amounts related to sales that were included in deferred income at the beginning of 2019.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2020, the Company did not have revenue related to unsatisfied performance obligations.

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

ASC 842 requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts or land easements entered into prior to adoption are leases or contain leases.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense in the tax provision in our condensed consolidated statements of operations.

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of June 30, 2020.

Our policy regarding income tax interest and penalties is to expense those items as interest expense and other expense, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. Please read Note 4, Federal Income Tax Receivable for a discussion about the impact on our condensed consolidated financial statements.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at June 30, 2020 and December 31, 2019 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

We are engaged in the business of designing and manufacturing compressors and flares. Our compressors and flares are sold and rented to our customers. In addition, we provide service and maintenance on compressors in our fleet and to third parties. These business activities are similar in all geographic areas. Our manufacturing process is essentially the same for the entire Company and is performed at our facilities in Midland, Texas and Tulsa, Oklahoma. Our customers primarily consist of entities in the business of producing oil and natural gas. The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles. The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy. In addition, the economic characteristics of each customer arrangement are similar in that we maintain policies at the corporate level.

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

Revisions of Prior Period Financial Statements

As stated in our Annual Report on Form 10-K for the year ended December 31, 2019, we revised our consolidated financial statements for the years ended December 31, 2018 and 2017, as well as for interim periods in 2019 and 2018, for immaterial operating costs and expenses that were inappropriately capitalized. The following is a summary of the revisions to our unaudited, condensed consolidated financial statements for the three and six months ended June 30, 2019:

Revised Condensed Consolidated Statements of Operations

	For the three months ended June 30, 2019
($ in thousands)	As Reported	Revisions	As Revised
Total revenue	$19,895	$—	$19,895
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	6,359	254	6,613
Depreciation and amortization	5,683	37	5,720
Total operating costs and expenses	19,302	291	19,593
Operating income (loss)	593	(291)	302
Income before provision for income taxes	770	(291)	479
Income tax (expense) benefit	(197)	45	(152)
Net income (loss)	573	(246)	327
Earnings (loss) per share, basic	0.04	(0.02)	0.02
Earnings (loss) per share, diluted	0.04	(0.02)	0.02

	For the six months ended June 30, 2019
($ in thousands)	As Reported	Revisions	As Revised
Total revenue	$37,886	$—	$37,886
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	12,244	589	12,833
Depreciation and amortization	11,241	56	11,297
Total operating costs and expenses	37,084	645	37,729
Operating income (loss)	802	(645)	157
Income before provision for income taxes	1,280	(645)	635
Income tax (expense) benefit	(350)	140	(210)
Net income (loss)	930	(505)	425
Earnings (loss) per share, basic	0.07	(0.04)	0.03
Earnings (loss) per share, diluted	0.07	(0.04)	0.03

Revised Condensed Consolidated Statement of Stockholders' Equity

	For the six months ended June 30, 2019
($ in thousands)	As Reported	Revisions	As Revised
Retained earnings balance at January 1, 2019	$152,291	$(949)	$151,342
Total stockholders' equity at January 1, 2019	260,181	(949)	259,232
Net income (loss) for the three months ended March 31, 2019	357	(259)	98
Retained earnings balance at March 31, 2019	152,648	(1,208)	151,440
Total stockholders' equity at March 31, 2019	261,396	(1,208)	260,188

Net income (loss) for the three months ended June 30, 2019	573	(246)	327
Retained earnings balance at June 30, 2019	153,221	(1,454)	151,767
Total stockholders' equity at June 30, 2019	262,570	(1,454)	261,116

Revised Condensed Consolidated Statement of Cash Flows

	For the six months ended June 30, 2019
($ in thousands)	As Reported	Revisions	As Revised
Cash flows from operating activities:
Net income	$930	$(505)	$425
Depreciation and amortization	11,241	56	11,297
Deferred taxes	356	(137)	219
Inventory decrease	1,200	1,111	2,311
Prepaid expenses and prepaid income taxes increase	(22)	(203)	(225)
Net cash provided by operating activities	6,447	322	6,769
Cash flows from operating activities:
Purchase of rental equipment, property and other equipment	(29,402)	(322)	(29,724)
Net cash used in investing activities	(29,476)	(322)	(29,798)
Net change in cash and cash equivalents	(22,717)	—	(22,717)

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at June 30, 2020 and $24,000 at December 31, 2019, consisted of the following amounts:

	(in thousands)
	June 30, 2020	December 31, 2019
Raw materials - current	$14,800	$19,388
Work-in-process	961	1,692
Inventory - current	15,761	21,080
Raw materials - long term (net of allowances of $37 and $24, respectively)	1,123	1,068
Inventory - total	$16,884	$22,148

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year. During the six months ended June 30, 2020 and 2019, there were no write-offs of obsolete inventory against the allowance for obsolescence.

4. Federal Income Tax Receivable

As discussed in Note 2, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and plans to carryback these losses for five years. Accordingly, as of June 30, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. In addition, the Company recorded a current income tax benefit of $4.9 million on its condensed consolidated statement of operations for the six months ended June 30, 2020.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of June 30, 2020 and December 31, 2019, respectively, consisted of the following:

	(in thousands)
	June 30, 2020	December 31, 2019
Compressor units	$381,113	$370,961
Work-in-progress	8,202	9,129
Rental equipment	389,315	380,090
Accumulated depreciation	(173,462)	(162,348)
Rental equipment, net of accumulated depreciation	$215,853	$217,742

We evaluated our rental equipment for potential impairment as of June 30, 2020, and determined that no such impairment existed as of that date.

6. Leases

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s leases are primarily related to property leases for its field offices. The Company's leases have remaining lease terms of two months to 9 years. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company's lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

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

The impact of the new lease standard on the June 30, 2020 condensed consolidated balance sheet was as follows:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2020
		(in thousands, except years)
Operating lease assets	Right of use assets-operating leases	$510

Current lease liabilities	Current operating leases	$183
Noncurrent lease liabilities	Long-term operating leases	327
Total lease liabilities		$510

Weighted average remaining lease term in years		2.1
Implicit Rate		3.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the six months ended June 30, 2020 was approximately $275,000.

June 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$275

(1) Lease costs are classified on the condensed consolidated statements of operations in cost of sales, cost of compressors and selling, general and administrative expenses.

(2)  Includes costs of $179,000 for leases with terms of 12 months or less and $96,000 for leases with terms greater than 12 months.

The following table shows the future maturities of lease liabilities as of June 30, 2020:

Years Ending December 31,	Lease Liabilities
(in thousands)
2020 (excluding the six months ended June 30, 2020)	$101
2021	174
2022	47
2023	38
2024	38
Thereafter	168
Total lease payments	566
Less: Imputed interest	(56)
Total	$510

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at June 30, 2020 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.25%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the six month period ended June 30, 2020, our weighted average interest rate was 2.45%.

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

As of June 30, 2020, we were in compliance with all financial covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At June 30, 2020 and December 31, 2019, our outstanding balance on the line of credit was $417,000.

8.  CARES Act Loan

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

9. Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.6 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively. We reported in other (expense) income in the condensed consolidated statements of operations a loss related to the policy of approximately $92,000 and a gain of approximately $131,000 for the six months ended June 30, 2020 and 2019, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant. The deferred compensation liability, which is included in other long-term liabilities in the condensed consolidated balance sheet, was $1.7 million as of June 30, 2020 and December 31, 2019.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of June 30, 2020 and 2019, respectively, we had 48,601 and 62,145 unvested restricted stock units being deferred. As of June 30, 2020, we had released and issued 143,099 shares with a value of $2.2 million to the deferred compensation plan. As of June 30, 2019, we had released and issued 79,688 shares with a value of $1.7 million to the deferred compensation plan.

10. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2019, and changes during the six months ended June 30, 2020 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	208,334	$23.67	3.66	$—
Granted	5,000	4.91
Expired	(40,000)	19.11
Outstanding, June 30, 2020	173,334	$24.18	4.18	$7
Exercisable, June 30, 2020	168,334	$24.75	4.01	$—

The following table summarizes information about our stock options outstanding at June 30, 2020:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	13,500	4.62	$11.19	8,500	$14.89
$15.71-17.81	16,000	0.57	17.81	16,000	17.81
$17.82-20.48	20,500	2.72	18.75	20,500	18.75
$20.49-33.36	123,334	4.84	27.33	123,334	27.33
	173,334	4.18	$24.18	168,334	$24.75

The summary of the status of our unvested stock options as of December 31, 2019 and changes during the six months ended June 30, 2020 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	10,433	$11.93
Granted	5,000	2.07
Vested	(10,433)	11.93
Canceled/Forfeited	—	—
Unvested at June 30, 2020	5,000	$2.07

As of June 30, 2020, there was $8,000 of unrecognized compensation cost related to unvested options. Total compensation expense for stock options was $18,000 and $61,000 for the six months ended June 30, 2020 and 2019, respectively.

Restricted Shares/Units

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee of the Company's Board of Directors reviewed his performance in determining the issuance of restricted common stock. Based on this review, which included consideration of the Company's 2019 performance, Mr. Taylor was awarded 94,133 restricted shares/units on April 28, 2020, which vest over three years, in equal annual installments, beginning April 28, 2021. On April 28, 2020, the Compensation Committee awarded 10,000 restricted shares/units to our Vice President of Technical Services, James Hazlett. The restricted shares to Mr. Hazlett vest over three years, in equal annual installments, beginning April 28, 2021. We also awarded and issued 4,432 shares of restricted common stock to each of our four independent members of our Board of Directors as partial payment for their services in 2020. These awards of restricted stock vest one year from the date of grant. Total compensation expense related to these and previously granted restricted stock awards was $1.0 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was a total of $2.9 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 2.75 years.

Other Long-Term Incentive Compensation

On April 28, 2020, based on its review of Mr. Taylor's 2019 performance, the Compensation Committee also issued a long-term incentive award of $1,061,820 to Mr. Taylor that vests in equal, annual tranches over three years. At the time of vesting, each tranche will be payable in cash or common stock at the discretion of the Compensation Committee. In addition, on April 28, 2020, we issued a $50,000 award to each of our four independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards to Mr. Taylor and our independent Board members as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $126,000 for the six months ended June 30, 2020. As of June 30, 2020, there was a total of $1.1 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 2.75 years.

11. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$165	$327	$4,247	$425
Denominator for earnings per basic common share:
Weighted average common shares outstanding	13,237	13,134	13,197	13,100
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	13,237	13,134	13,197	13,100
Dilutive effect of stock options and restricted shares	243	328	251	268
Diluted weighted average shares	13,480	13,462	13,448	13,368
Earnings per common share:
Basic	$0.01	$0.02	$0.32	$0.03
Diluted	$0.01	$0.02	$0.32	$0.03

For the three months ended June 30, 2020, options to purchase 168,334 weighted average shares of common stock with exercise prices ranging from $14.89 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

For the six months ended June 30, 2020, options to purchase 175,587 weighted average shares of common stock with exercise prices ranging from $14.89 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

For the three months ended June 30, 2019, options to purchase 216,669 weighted average shares of common stock with exercise prices ranging from $16.74 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

For the six months ended June 30, 2019, options to purchase 207,591 weighted average shares of common stock with exercise prices ranging from $17.74 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

12. Related Party

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

13.  Commitments and Contingencies

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of June 30, 2020, we had 1,273 natural gas compressors totaling 284,373 horsepower rented to 84 customers compared to 1,374 natural gas compressors totaling 247,879 horsepower rented to 97 customers at June 30, 2019.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Compared to 2018, we witnessed a moderation of crude oil prices as well as drilling and completion activity levels during 2019. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. During the second quarter of 2020, oil prices partially recovered and stabilized somewhat. Activity levels of exploration and production companies have been and will be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity.

Recent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The effects of the COVID-19 outbreak, including actions taken by businesses and governments to contain the spread of the virus, resulted in a significant, rapid decline in global and U.S. economic conditions. This significant drop in economic activity has caused global demand for crude oil to drastically decline. According to the International Energy Agency’s (“IEA”) Oil Market Report for July 2020, global crude oil demand during the second quarter of 2020 declined 16.4 million barrels per day (“MMbpd”) compared to the second quarter of 2019, a decrease of more than 15%.

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

In April 2020, OPEC+ agreed to cut production by 9.7 MMbpd starting in May 2020, while Saudi Arabia voluntarily cut another 1 MMbpd starting in June 2020. Meanwhile, oil production dropped dramatically in non-OPEC countries, including the U.S. Burdened by low prices and takeaway issues, U.S. producers (including several of our customers) shut in production to varying degrees in April and May, and drilling and completion activities dramatically declined. According to IEA’s Oil Market Report for August 2020, U.S. production in May dropped 2 MMbpd from April and 2.9 MMbpd from its all-time high in November 2019. According to IEA’s July report, global oil supply fell to a nine-year low of 86.9 MMbpd in June.

As states throughout the U.S., as well as many other countries around the world, began to lift restrictions and reopened their economies to varying degrees, global demand for crude oil partially recovered. This increased demand, combined with the production cuts mentioned above, have resulted in the oil markets coming back into balance. After trading below $20 per barrel in the second half of April and averaging $28.53 per barrel in May, WTI crude oil has averaged approximately $40 per barrel since June 1 with greatly reduced price volatility.

These issues discussed above resulted in an increasing number of unit returns and shut-in notices from our customers during April and May 2020, which primarily impacted our small (125 HP or less) and medium (126 HP – 399 HP) horsepower units. In late May and throughout June as oil prices partially recovered and stabilized, we received restart notices for several wells that were recently shut in. As a result, our rental revenue, unit utilization, and horsepower utilization declined 6.0%, 5.2% and 4.5%, respectively, in the second quarter when compared to the first quarter of 2020. In addition, unit utilization remained steady in July compared to June, and unit pricing has stabilized.

Nevertheless, risks remain high in this environment. As restrictions have been reduced in many states and countries, the rate of COVID-19 infections, hospitalizations and deaths has increased, particularly in the U.S. This has resulted in a reinstatement of some restrictions in several states, including Texas. If states and countries need to put further restrictions in place to help prevent the spread of the virus, crude oil demand could decline again. In addition, according to IEA’s August report, global oil supply rose by 2.5 MMbpd in July after Saudi Arabia ended its 1 MMbpd additional voluntary production cut and U.S. production increased. Additional shut-in production could be restored, and completion activities by domestic producers are likely to increase somewhat during the second half of 2020 to offset production declines. These risks to both supply and demand could negatively impact oil prices, which would impact our utilization, rental revenues and overall financial performance during the remainder of 2020 as well as 2021.

Given the current economic and industry backdrop, we still expect compressor sales to be low for the remainder of 2020, as exploration and production companies have significantly reduced their capital expenditures budgets.

In regards to our costs, we implemented various cost cutting measures with respect to operating expenses and capital expenditures during the second quarter. Our operating expense reductions included reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. We expect these cost cutting measures to continue to benefit our financial performance through the remainder of 2020. In addition, as we have done during prior downturns, we have reduced our capital expenditures budget. We invested $11.0 million in capital expenditures during the first six months of 2020. After recently securing new rental orders from one of our larger customers, we plan to only incur another $8-$10 million in capital expenditures for the remainder of 2020, bringing our 2020 capital expenditures budget to $19-$21 million, down from $69.9 million in 2019.

Finally, in keeping with current commercial precautions and practices in our industry, we implemented new guidelines to mitigate health risks to our employees and customers during this outbreak. We adopted remote and staggered work processes at our Midland headquarters. After reopening our headquarters in Midland, Texas on June 1, Midland experienced a significant increase in COVID-19 infections, including a verified positive test among the Company’s professional staff. As a result, the Company was forced to close its corporate headquarters for a second time on June 29, 2020. The Company’s corporate headquarters remains closed as of the date of this filing. The office closure - which was dictated by positive testing and subsequent quarantines - and staffing challenges resulted in delays in our collection and assimilation of financial data related to the completion of our interim financial statements required for this filing. With remote and staggered work processes back in place, we do not anticipate such issues going forward.

In addition, we adapted our field and fabrication work processes as well. To date, our field operations have continued largely uninterrupted, as the U.S. Department of Homeland Security designated our industry as part of our country’s critical infrastructure. Remote work and work process adjustments related to COVID-19 have not impacted our ability to maintain of service operations or caused us to incur significant costs. In addition, we have not experienced any supply chain issues in connection with the COVID-19 outbreak.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company's financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity during the remainder of 2020 or 2021.

Results of Operations

Three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	(in thousands)
	2020		2019
Rental	$15,131	87.0%	$13,572	68.2%
Sales	2,008	11.5%	5,814	29.2%
Service and Maintenance	266	1.5%	509	2.6%
Total	$17,405		$19,895

Total revenue decreased 12.5% to $17.4 million for the three months ended June 30, 2020 compared to $19.9 million for the three months ended June 30, 2019. This decline was primarily a result of lower sales revenue (65.5% decrease) during the second quarter of 2020 mainly due to lower compressor sales offset by higher rental revenue (11.5% increase).

Rental revenue increased to $15.1 million for the three months ended June 30, 2020 compared to $13.6 million for the same period ended June 30, 2019. This increase during the second quarter of 2020 was attributable to a greater number of large horsepower units being rented offset by shut-ins, rate reductions and returns due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand destruction. Toward the end of the second quarter of 2020, a partial recovery and greater stability in oil prices resulted in restarts of many previously shut-in wells.

As of June 30, 2020, we had 2,335 compressor packages in our fleet, down from 2,572 units at June 30, 2019, due to the retirement of 327 units (with 39,758 horsepower) during the third quarter of 2019. Despite this decrease due to unit retirement, the Company's total unit horsepower increased by 8.0% to 446,805 horsepower at June 30, 2020 compared to 413,785 horsepower at June 30, 2019, which reflects the addition to the Company's fleet of 58 high horsepower compressors with 68,500 horsepower over the past 12 months. As of June 30, 2020, we had 1,273 natural gas compressors totaling 284,373 horsepower rented to 84 customers, compared to 1,374 natural gas compressors totaling 247,897 horsepower rented to 97 customers as of June 30, 2019. The rental fleet had a unit utilization as of June 30, 2020, and 2019, respectively, of 54.5% and 53.4%, while our horsepower utilization for the same periods, respectively, was 63.6% and 59.9%. The rise in both utilizations was mainly the result of the rise in demand for our higher horsepower units as well as unit retirements during the third quarter of 2019.

Sales revenue decreased to $2.0 million for the three months ended June 30, 2020 compared to $5.8 million for the same period ended June 30, 2019. This decrease in mostly attributable to a large decrease in compressor sales and, to a lesser extent, parts sales. These reduced sales reflect significantly reduced industry activity levels due to the COVID-19 pandemic, lower commodity prices and severe capital constraints on exploration and production companies. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Despite an 11.5% increase in rental revenue during the second quarter of 2020 compared to the same period in 2019, cost of rentals remained flat at $6.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. When compared to the second quarter of 2019, an increase in maintenance and repairs expense ($0.5 million) during the second quarter of 2020 that corresponded with our increase in rental revenue was mostly offset by lower payroll and benefits expenses as well as lower vehicle expenses.

Cost of sales decreased 57.9% to $1.9 million during the three months ended June 30, 2020 compared to $4.4 million during the three months ended June 30, 2019. This decrease during the second quarter of 2020 was primarily due to a large decrease in compressor sales and, to a lesser degree, parts sales. This decrease during the second quarter of 2020 also reflects lower labor efficiency due to much lower activity levels at our fabrication facilities that was partially offset by lower payroll and benefits expenses.

Selling, general, and administrative ("SG&A") expenses remained flat at $2.7 million for the three months ended June 30, 2020 compared to the same period in 2019. SG&A expenses during the second quarter of 2020 included an unrealized loss on deferred compensation ($0.2 million) due to an increase in our deferred compensation liability that reflected an improvement in the broader equity markets during the quarter. This loss along with an increase to other long-term incentive compensation ($0.1 million) was offset by lower bonus ($0.2 million) and stock compensation ($0.1 million) expenses.

Depreciation and amortization expense increased 10.2% to $6.3 million for the three months ended June 30, 2020 compared to $5.7 million for the three months ended June 30, 2019.  This increase was the result of larger horsepower units being added to the fleet. We added 99 units (approximately 74,400 horsepower) to our fleet over the past 12 months. Fifty-eight of those units were 400 horsepower or larger (including 45 at 1,380 horsepower), representing 92% of the horsepower added.

We had an operating loss of $148,000 for the three months ended June 30, 2020 compared to operating income of $302,000 for the three months ended June 30, 2019. This decrease was mainly due to lower sales revenue and higher depreciation expense partially offset by higher rental revenues during the second quarter of 2020.

Our other income increased $193,000 to $370,000 for the three months ended June 30, 2020 compared to $177,000 for the same period in 2019. This increase was attributable to a gain on sale or disposal of assets ($206,000) as well as an unrealized loss on company-owned life insurance ($170,000) during the second quarter of 2020. Other income during the second quarter of 2019 included approximately $150,000 in interest income.

We recorded an income tax expense of approximately $57,000 for the three months ended June 30, 2020 compared to income tax expense of $152,000 for the three months ended June 30, 2019. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%.

Six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	(in thousands)
	2020		2019
Rental	$31,231	88.5%	$26,959	71.2%
Sales	3,458	9.8%	9,939	26.2%
Service and Maintenance	606	1.7%	988	2.6%
Total	$35,295		$37,886

Total revenue decreased 6.8% to $35.3 million for the six months ended June 30, 2020 compared to $37.9 million during the six months ended June 30, 2019. This decline was primarily a result of lower sales revenue (65.2% decrease) during the first six months of 2020 mainly due to lower compressor sales offset by higher rental revenue (15.8% increase).

Rental revenue increased to $31.2 million for the six months ended June 30, 2020 compared to $27.0 million during the six months ended June 30, 2019.  This increase during the first six months of 2020 was attributable to a greater number of large horsepower units being rented offset by shut-ins, rate reductions and returns due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand destruction during the second quarter of 2020. Toward the end of the second quarter of 2020, a partial recovery and greater stability in oil prices resulted in restarts of many previously shut-in wells.

As of June 30, 2020, we had 2,335 compressor packages in our fleet, down from 2,572 units at June 30, 2019, due to the retirement of 327 units (with 39,758 horsepower) during the third quarter of 2019. Despite this decrease due to unit retirement, the Company's total unit horsepower increased by 8.0% to 446,805 horsepower at June 30, 2020 compared to 413,785 horsepower at June 30, 2019, which reflects the addition to the Company's fleet of 58 high horsepower compressors with 68,500 horsepower over the past 12 months. As of June 30, 2020, we had 1,273 natural gas compressors totaling 284,373 horsepower rented to 84 customers, compared to 1,374 natural gas compressors totaling 247,897 horsepower rented to 97 customers as of June 30, 2019. The rental fleet had a unit utilization as of June 30, 2020, and 2019, respectively, of 54.5% and 53.4%, while our horsepower utilization for the same periods, respectively, was 63.6% and 59.9%. The rise in both utilizations was mainly the result of the rise in demand for our higher horsepower units as well as unit retirements during the third quarter of 2019.

Sales revenue decreased to $3.5 million for the six months ended June 30, 2020 compared to $9.9 million for the same period in 2019. This decrease in mostly attributable to a large decrease in compressor sales and, to a lesser extent, parts and flares sales. These reduced sales reflect significantly reduced industry activity levels due to the COVID-19 pandemic, lower commodity prices and severe capital constraints on exploration and production companies. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals increased 13.2% to $14.5 million during the six months ended June 30, 2020 compared to $12.8 million during the six months ended June 30, 2019. This increase was a result of higher maintenance and repairs expense during the first six months of 2020 due to higher rental revenue (15.8% increase) as well as a large order from a new customer that required a significant number of make-ready jobs during the first quarter of 2020.

Cost of sales decreased 55.7% to $3.6 million during the six months ended June 30, 2020 compared to $8.1 million during the six months ended June 30, 2019. This decrease during the first six months of 2020 was primarily due to a large decrease in compressor sales and, to a lesser degree, parts and flares sales. This decrease during the first six months of 2020 also reflects lower labor efficiency due to much lower activity levels at our fabrication facilities that was partially offset by lower payroll and benefits expenses.

Selling, general, and administrative expenses decreased 6.8% to $4.8 million for the six months ended June 30, 2020 compared to $5.2 million for the same period in 2019. SG&A expenses during the first six months of 2020 were impacted by a net unrealized gain ($0.1 million) on deferred compensation, while these expenses were impacted by an unrealized loss ($0.2 million) on deferred compensation during the first six months of 2019. SG&A expenses during first six months of 2020 also included increases to other long-term incentive compensation ($0.1 million) and professional services ($0.1 million) expenses that were offset by lower bonus ($0.2 million) and stock compensation ($0.1 million) expenses.

Depreciation and amortization expense increased 11.0% to $12.5 million for the six months ended June 30, 2020 compared to $11.3 million for the six months ended June 30, 2019.  This increase was the result of larger horsepower units being added to the fleet. We added 99 units (approximately 74,400 horsepower) to our fleet over the past 12 months. Fifty-eight of those units were 400 horsepower or larger (including 45 at 1,380 horsepower), representing 92% of the horsepower added.

We had an operating loss of $421,000 for the six months ended June 30, 2020 compared to operating income of $157,000 for the six months ended June 30, 2019. This decrease was mainly due to lower sales revenue and higher depreciation expense partially offset by higher rental revenues and lower SG&A expenses during the first six months of 2020.

Our other income decreased $296,000 to $182,000 for the six months ended June 30, 2020 compared to $478,000 for the same period in 2019. Other income for the first six months of 2020 included was a gain on sale or disposal of assets ($273,000) and an unrealized loss on company-owned life insurance ($92,000), while other income for the first six months of 2019 included an unrealized gain on company-owned life insurance ($131,000) and interest income ($352,000).

We recorded an income tax benefit of $4.5 million for the six months ended June 30, 2020 compared to income tax expense of $210,000 for the six months ended June 30, 2019. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act allows federal net operating losses ("NOL") incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and plans to carryback these losses for five years. Accordingly, the Company recorded a current income tax benefit of $4.9 million for the six months ended June 30, 2020, in addition to an increase to its prepaid income taxes of $15.0 million and an increase to its deferred income tax liability of $10.1 million as of June 30, 2020. This current income tax benefit was partially offset by a write-off of a deferred tax asset of approximately $0.4 million related to vesting of restricted stock during the first quarter of 2020.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2020 and December 31, 2019 are set forth below:

	June 30,	December 31,
	2020	2019
	(in thousands)
Current Assets:
Cash and cash equivalents	$15,451	$11,592
Trade accounts receivable, net	11,674	9,106
Inventory	15,761	21,080
Federal income tax receivable	14,992	—
Prepaid income taxes	95	40
Prepaid expenses and other	637	597
Total current assets	58,610	42,415
Current Liabilities:
Accounts payable	1,188	1,975
Accrued liabilities	2,538	2,287
Line of credit	417	417
Current operating leases	183	189
Deferred income	125	640
Total current liabilities	4,451	5,508
Total working capital	$54,159	$36,907

For the six months ended June 30, 2020, we invested $11.0 million in rental equipment, property and other equipment. During the first six months of 2020, we added $10.5 million in new equipment to our rental fleet, $335,000 related to the construction of our new corporate office, and $1.1 million mostly in vehicles as well as various other machinery and equipment. Our investment in property and equipment also includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-progress decreased by $927,000 during the six months ended June 30, 2020. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand.

Cash flows

At June 30, 2020, we had cash and cash equivalents of $15.5 million compared to $11.6 million at December 31, 2019. Our cash flows from operating activities of $14.8 million were partially offset by capital expenditures of $11.0 million during the six months ended June 30, 2020.  We had working capital of $54.2 million at June 30, 2020 compared to $36.9 million at December 31, 2019. On June 30, 2020 and December 31, 2019, we had outstanding debt of $417,000, which is all related to our line of credit. We generated cash flows from operating activities of $14.8 million during the first six months of 2020 compared to cash flows provided by operating activities of $6.8 million for the first six months of 2019. Our cash flows from operating activities of $14.8 million were primarily the result of net income of $4.2 million, adding back non-cash items of depreciation and amortization of $12.5 million, stock-based compensation of $1.1 million, deferred income tax expense of $0.4 million, utilization of deferred tax assets through NOL carrybacks of $10.1 million, and a net positive change in various working capital and other items of $2.3 million against the negative impact of an increase in federal income tax receivable of $15.0 million, gain of sale of assets of $0.3 million, and a reduction in deferred income liability of $0.5 million.

Strategy

For the remainder of 2020, given the state of the economy and our industry during the COVID-19 pandemic, our plan is to continue to keep our expenses and capital expenditures low.  The cost cutting measures that were implemented during the second quarter of 2020 will provide a continuing positive impact over the second half of the year. For the remainder of 2020, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles.  We believe that cash flows from operations and our current cash position will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). We had $29.5 million borrowing base availability at June 30, 2020 under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. For further information, see Note 6, Credit Facility.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of June 30, 2020:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2020 (1)	2021	2022	2023	2024	Thereafter	Total
Line of credit (secured)	$417	$—	$—	$—	$—	$—	$417
Interest on line of credit (2)	3	—	—	—	—	—	3
Purchase obligations (3)	212	250	160	—	—	—	622
Other long-term liabilities	—	—	39	—	—	—	39
Lease liabilities (including interest)	101	174	47	38	38	168	566
Total	$733	$424	$246	$38	$38	$168	$1,647

(1) For the six months remaining in 2020.
(2) Assumes an interest rate of 1.44% and no additional borrowings.
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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2020, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.
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

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as an additional Risk Factor in our Form 10-Q for the quarterly period ended March 31, 2020, for a discussion of the risks associated with our Company and industry.

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
August 17, 2020