Form 10-Q
period 2020-09-30
NATURAL GAS SERVICES GROUP INC
filed 2020-11-16
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of November 9, 2020, there were 13,468,799 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$27,559	$11,592
Trade accounts receivable, net of allowance for doubtful accounts of $1,119 and $918, respectively	10,384	9,106
Inventory	17,125	21,080
Federal income tax receivable	11,083	—
Prepaid income taxes	127	40
Prepaid expenses and other	596	597
Total current assets	66,874	42,415
Long-term inventory, net of allowance for obsolescence of $37 and $24, respectively	1,230	1,068
Rental equipment, net of accumulated depreciation of $179,160 and $162,348, respectively	210,876	217,742
Property and equipment, net of accumulated depreciation of $13,327 and $12,847, respectively	21,824	21,869
Right of use assets - operating leases, net of accumulated amortization of $306 and $158, respectively	509	604
Intangibles, net of accumulated amortization of $1,977 and $1,883, respectively	1,182	1,276
Other assets	1,818	1,603
Total assets	$304,313	$286,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,045	$1,975
Accrued liabilities	4,391	2,287
Line of credit	417	417
Current operating leases	203	189
Deferred income	583	640
Total current liabilities	7,639	5,508
Deferred income tax liability	41,579	31,243
Long-term operating leases	306	415
Other long-term liabilities	1,931	1,718
Total liabilities	51,455	38,884
Commitments and contingencies (Notes 6, 9, and 14)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,290 and 13,178 shares issued, respectively	133	132
Additional paid-in capital	112,052	110,573
Retained earnings	141,163	137,478
Treasury Shares, at cost, 38 shares	(490)	(490)
Total stockholders' equity	252,858	247,693
Total liabilities and stockholders' equity	$304,313	$286,577
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Rental income	$14,861	$14,434	$46,092	$41,393
Sales	536	5,877	3,994	15,816
Service and maintenance income	368	541	974	1,529
Total revenue	15,765	20,852	51,060	58,738
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	6,760	6,707	21,286	19,540
Cost of sales, exclusive of depreciation stated separately below	997	4,390	4,596	12,508
Cost of service and maintenance, exclusive of depreciation stated separately below	138	164	363	470
Selling, general and administrative expenses	2,493	2,791	7,318	7,966
Depreciation and amortization	6,318	5,920	18,859	17,217
Impairment of goodwill	—	10,039	—	10,039
Inventory allowance	—	3,350	—	3,350
Retirement of rental equipment	—	1,512	—	1,512
Total operating costs and expenses	16,706	34,873	52,422	72,602
Operating loss	(941)	(14,021)	(1,362)	(13,864)
Other income (expense):
Interest expense	(2)	(4)	(13)	(12)
Other income, net	214	93	407	579
Total other income, net	212	89	394	567
Loss before provision for income taxes	(729)	(13,932)	(968)	(13,297)
Income tax benefit	167	1,353	4,653	1,143
Net (loss) income	$(562)	$(12,579)	$3,685	$(12,154)
(Loss) earnings per share:
Basic	$(0.04)	$(0.96)	$0.28	$(0.93)
Diluted	$(0.04)	$(0.96)	$0.27	$(0.93)
Weighted average shares outstanding:
Basic	13,248	13,137	13,214	13,112
Diluted	13,248	13,137	13,471	13,112

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2019	—	$—	13,005	$130	$107,760	$151,342	—	$—	$259,232
Exercise of common stock options	—	—	57	—	555	—	—	—	555
Compensation expense on common stock options	—	—	—	—	31	—	—	—	31
Issuance of restricted stock	—	—	71	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	463	—	—	—	464
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(192)	—	—	—	(192)
Net income	—	—	—	—	—	98	—	—	98
BALANCES, March 31, 2019	—	$—	13,133	$131	$108,617	$151,440	—	$—	$260,188
Exercise of common stock options					(50)				(50)
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Issuance of restricted stock	—	—	5	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	612	—	—	—	612
Taxes paid related to net shares settlement of equity awards	—	—	—	—	9	—	—	—	9
Net income	—	—	—	—	—	327	—	—	327
BALANCES, June 30, 2019	—	$—	13,138	$131	$109,218	$151,767	—	$—	$261,116
Compensation expense on common stock options	—	—	—	—	32	—	—	—	32
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	611	—	—	—	611
Purchase of treasury shares	—	—	—	—	—	—	38	(490)	(490)
Net loss	—	—	—	—	—	(12,579)	—	—	(12,579)
BALANCES, September 30, 2019	—	$—	13,142	$131	$109,861	$139,188	38	$(490)	$248,690

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2020	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	17	—	—	—	17
Issuance of restricted stock	—	—	95	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	485	—	—	—	486
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	4,082	—	—	4,082
BALANCES, March 31, 2020	—	$—	13,273	$133	$110,926	$141,560	38	$(490)	$252,129
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	562	—	—	—	562
Net income	—	—	—	—	—	165	—	—	165
BALANCES, June 30, 2020	—	$—	13,286	$133	$111,489	$141,725	38	$(490)	$252,857
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	562	—	—	—	562
Net loss	—	—	—	—	—	(562)	—	—	(562)
BALANCES, September 30, 2020	—	$—	13,290	$133	$112,052	$141,163	38	$(490)	$252,858

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,685	$(12,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,859	17,217
Deferred income taxes	233	(1,177)
Stock-based compensation	1,628	1,780
Bad debt allowance	287	55
Inventory allowance	—	3,350
Impairment of goodwill	—	10,039
Gain on sale of assets	(284)	(37)
Retirement of rental equipment	—	1,512
Loss (gain) on company owned life insurance	19	(145)
Changes in operating assets and liabilities:
Trade accounts receivables	(1,565)	(4,060)
Inventory	3,793	3,798
Federal income tax receivable	(11,083)	—
Prepaid expenses and prepaid income taxes	(86)	(72)
Accounts payable and accrued liabilities	2,174	1,054
Deferred income	(57)	—
Deferred tax liability increase due to tax law change	10,103	—
Other	226	125
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,932	21,285
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(11,964)	(54,077)
Purchase of company owned life insurance	(254)	(207)
Proceeds from sale of property and equipment	394	26
Proceeds from sale of deferred compensation mutual fund	10	—
Proceeds from insurance claims of property and equipment	—	11
NET CASH USED IN INVESTING ACTIVITIES	(11,814)	(54,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	4,601	—
Repayment of loan	(4,601)	—
Payments of other long-term liabilities, net	(2)	(16)
Proceeds from exercise of stock options	—	505
Purchase of treasury shares	—	(490)
Taxes paid related to net share settlement of equity awards	(149)	(183)
NET CASH USED IN FINANCING ACTIVITIES	(151)	(184)
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,967	(33,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,592	52,628
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,559	$19,482
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13	$43
Income taxes paid	$95	$254
NON-CASH TRANSACTIONS
Transfer of rental equipment components to inventory	$—	$746
Transfer of prepaids to rental equipment and inventory	$—	$958
Right of use asset acquired through an operating lease	$52	$126

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

Recent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The effects of the COVID-19 outbreak, including actions taken by businesses and governments to contain the spread of the virus, resulted in a significant, rapid decline in global and U.S. economic conditions. This significant drop in economic activity caused global demand for crude oil to drastically decline. According to the International Energy Agency’s (“IEA”) Oil Market Report for July 2020, global crude oil demand during the second quarter of 2020 declined 16.4 million barrels per day (“MMbpd”) compared to the second quarter of 2019, a decrease of more than 15%.

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

As states throughout the U.S., as well as many other countries around the world, began to lift restrictions and reopened their economies to varying degrees, global demand for crude oil partially recovered. This increased demand, combined with the production cuts mentioned above, resulted in the oil markets coming back into balance. After trading below $20 per barrel in the second half of April and averaging $28.53 per barrel in May, WTI crude oil has averaged approximately $40 per barrel from June 1 through early November with greatly reduced price volatility. While oil markets have remained in balance, crude oil supply and demand grew significantly during July and August. According to IEA's Oil Market Reports for August and September 2020, global supply grew by a combined 3.6 MMbpd, while according to IEA’s Oil Market Report for October 2020, global demand in July increased 3.4 MMbpd from June.

These issues discussed above resulted in an increasing number of unit returns and shut-in notices from our customers during April and May 2020, which primarily impacted our small (125 HP or less) and medium (126 HP – 399 HP) horsepower units. In late May and throughout June as oil prices partially recovered and stabilized, we received restart notices for several wells that were recently shut in. As a result, our rental revenue, unit utilization, and horsepower utilization declined 6.0%, 5.2% and 4.5%, respectively, in the second quarter when compared to the first quarter of 2020. While we continued to receive several additional restart notices in July and August for wells that were recently shut-in, our utilization has remained stable from June through September. Compared to the second quarter, the Company’s rental revenue declined 1.8%, while the Company’s unit utilization and horsepower utilization remained steady (0.1% and 0.2% increases, respectively) in the third quarter. Unit pricing has also been stable since June.

Nevertheless, risks remain high in this environment. As restrictions have been reduced in many states and countries, the rate of COVID-19 infections, hospitalizations and deaths has increased. Since October, the rate of infections has risen very quickly in several countries, with the U.S. setting new records for daily infections in November. This has resulted in a reinstatement, to varying degress, of restrictions in several states and countries, including several European countries. If states and countries need to put further restrictions in place to help prevent the spread of the virus, crude oil demand could decline again. Due to the resurgence of COVID-19 in Europe and the United States, the IEA (in its November Oil Market Report) lowered its near-term global demand outlook for the remainder of 2020 and the first quarter of 2021. While positive news about potential vaccines has provided some support for oil prices, the IEA notes that vaccines are unlikely to significantly boost oil demand until well into 2021. All of these risks could negatively impact oil prices, which would impact our utilization, rental revenues and overall financial performance during the remainder of 2020 as well as 2021.

Given the current economic and industry backdrop, we still expect compressor sales to be low for the remainder of 2020 and early 2021, as exploration and production companies have significantly reduced their capital expenditures budgets.

In regards to our costs, we implemented various cost cutting measures with respect to operating expenses and capital expenditures during the second quarter. Our operating expense reductions included reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. These cost cutting measures helped our financial performance and liquidity during the third quarter, and we expect these cost cutting measures to continue to benefit our financial performance through the remainder of 2020 and into 2021. In addition, as we have done during prior downturns, we have significantly reduced our capital expenditures budget. We invested $12.0 million in capital expenditures during the first nine months of 2020, including $1.0 million during the third quarter of 2020. Depending on customer needs, we plan to incur another $7-$9 million in capital expenditures during the fourth quarter of 2020, bringing our 2020 capital expenditures budget to $19-$21 million, down from $69.9 million in 2019.

Finally, in keeping with current commercial precautions and practices in our industry, we have continued to implement guidelines to mitigate health risks to our employees and customers during this outbreak. We adopted remote work processes at our Midland headquarters. Due to continued and resurgent positive COVID-19 cases in the Midland area, including exposure and positive tests among the Company’s professional staff and immediate families, the Company’s corporate headquarters has remained closed through the date of this filing, and is staffed at minimum levels throughout the past and present quarter. Our continued office closure and staffing challenges resulted in delays in our collection and assimilation of financial data related to the completion of our interim financial statements required for this filing.

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2020 and the results of our operations for the three and nine months ended September 30, 2020 and 2019 not misleading.  As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2020.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts typically range from six to 24 months, with our larger horsepower compressors having contract terms of up to 60 months. Our revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance ASC 842, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenue recognized related to bill and hold arrangements for the nine months ended September 30, 2020 and 2019 was approximately $852,000 and $9.4 million, respectively.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2020	2019	2020	2019
Compressors - sales	$—	$4,703	$2,211	$12,199
Flares - sales	67	243	308	783
Other (parts/rebuilds) - sales	469	931	1,475	2,834
Service and maintenance	368	541	974	1,529
Total revenue from contracts with customers	904	6,418	4,968	17,345
Add: ASC 842 rental revenue	14,861	14,434	46,092	41,393
Total revenue	$15,765	$20,852	$51,060	$58,738

Contract Balances

As of September 30, 2020 and December 31, 2019, we had the following receivables and deferred income from contracts with customers:

	(in thousands)
	September 30, 2020	December 31, 2019
Accounts Receivable
Accounts receivable - contracts with customers	$1,252	$3,061
Accounts receivable - ASC 842	10,251	6,963
Total Accounts Receivable	$11,503	$10,024
Less: Allowance for doubtful accounts	(1,119)	(918)
Total Accounts Receivable, net	$10,384	$9,106

Deferred income	$583	$640

The Company recognized rental revenue of $73,000 for the nine months ended September 30, 2020 that was included in deferred income at the beginning of 2020. For the year ended December 31, 2019, the Company recognized revenue of $48,000 from amounts related to sales that were included in deferred income at the beginning of 2019.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2020, the Company did not have revenue related to unsatisfied performance obligations.

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

Inventory

Inventory (current and long-term) is valued at the lower of cost and net realizable value. The cost of inventories is determined by the weighted average method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company assesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. In addition, our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell within the next year.

Rental Equipment and Property and Equipment

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it is complete and added to the fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has an estimated useful life between 15 and 25 years, while our property and equipment has an estimate useful lives which range from 3 to 39 years. The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of September 30, 2020.

Our policy regarding income tax interest and penalties is to expense those items as interest expense and other expense, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. Please see Note 4, Federal Income Tax Receivable for a discussion about the impact on our condensed consolidated financial statements.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at September 30, 2020 and December 31, 2019 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Revisions of Prior Period Financial Statements

As stated in our Annual Report on Form 10-K for the year ended December 31, 2019, we revised our consolidated financial statements for the years ended December 31, 2018 and 2017, as well as for interim periods in 2019 and 2018, for immaterial operating costs and expenses that were inappropriately capitalized. The following is a summary of the revisions to our unaudited, condensed consolidated financial statements for the three and nine months ended September 30, 2019:

Revised Condensed Consolidated Statements of Operations

	For the three months ended September 30, 2019
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$20,852	$—	$20,852
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	6,300	407	6,707
Depreciation and amortization	5,867	53	5,920
Total operating costs and expenses	34,413	460	34,873
Operating loss	(13,561)	(460)	(14,021)
Loss before provision for income taxes	(13,472)	(460)	(13,932)
Income tax benefit	1,240	113	1,353
Net loss	(12,232)	(347)	(12,579)
Loss per share, basic	(0.93)	(0.03)	(0.96)
Loss per share, diluted	(0.93)	(0.03)	(0.96)

	For the nine months ended September 30, 2019
($ in thousands, except per share)	As Reported	Revisions	As Revised
Total revenue	$58,738	$—	$58,738
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	18,544	996	19,540
Depreciation and amortization	17,108	109	17,217
Total operating costs and expenses	71,497	1,105	72,602
Operating loss	(12,759)	(1,105)	(13,864)
Loss before provision for income taxes	(12,192)	(1,105)	(13,297)
Income tax benefit	890	253	1,143
Net loss	(11,302)	(852)	(12,154)
Loss per share, basic	(0.86)	(0.07)	(0.93)
Loss per share, diluted	(0.86)	(0.07)	(0.93)

Revised Condensed Consolidated Statement of Stockholders' Equity

	For the nine months ended September 30, 2019
($ in thousands)	As Reported	Revisions	As Revised
Retained earnings balance at January 1, 2019	$152,291	$(949)	$151,342
Total stockholders' equity at January 1, 2019	260,181	(949)	259,232
Net income (loss) for the three months ended March 31, 2019	357	(259)	98
Retained earnings balance at March 31, 2019	152,648	(1,208)	151,440
Total stockholders' equity at March 31, 2019	261,396	(1,208)	260,188

Net income (loss) for the three months ended June 30, 2019	$573	$(246)	$327
Retained earnings balance at June 30, 2019	153,221	(1,454)	151,767
Total stockholders' equity at June 30, 2019	262,570	(1,454)	261,116

Net income (loss) for the three months ended September 30, 2019	$(12,232)	$(347)	$(12,579)
Retained earnings balance at September 30, 2019	140,989	(1,801)	139,188
Total stockholders' equity at September 30, 2019	250,491	(1,801)	248,690

Revised Condensed Consolidated Statement of Cash Flows

	For the nine months ended September 30, 2019
($ in thousands)	As Reported	Revisions	As Revised
Cash flows from operating activities:
Net income	$(11,302)	$(852)	$(12,154)
Depreciation and amortization	17,108	109	17,217
Deferred taxes	(929)	(248)	(1,177)
Inventory decrease	1,861	1,937	3,798
Prepaid expenses and prepaid income taxes decrease (increase)	198	(270)	(72)
Net cash provided by operating activities	20,609	676	21,285
Cash flows from investing activities:
Purchase of rental equipment, property and other equipment	(53,401)	(676)	(54,077)
Net cash used in investing activities	(53,571)	(676)	(54,247)
Net change in cash and cash equivalents	(33,146)	—	(33,146)

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at September 30, 2020 and $24,000 at December 31, 2019, consisted of the following amounts:

	(in thousands)
	September 30, 2020	December 31, 2019
Raw materials - current	$16,275	$19,388
Work-in-process	850	1,692
Inventory - current	17,125	21,080
Raw materials - long term (net of allowances of $37 and $24, respectively)	1,230	1,068
Inventory - total	$18,355	$22,148

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year. During the nine months ended September 30, 2020, there were no write-offs of obsolete inventory against the allowance for obsolescence.

Inventory Allowance

Due to the slow moving nature or obsolescence of a portion of its long-term inventory and inventory related to the retirement of rental equipment, the Company recorded an increase of $3.35 million to its inventory allowance during the nine months ended September 30, 2019 for costs that may not be recoverable in the future. The Company did not record an increase to its inventory allowance during the nine months ended September 30, 2020.

4. Federal Income Tax Receivable

As discussed in Note 2, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and plans to carryback these losses for five years. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.1 million on its condensed consolidated balance sheet as of September 30, 2020. In addition, the Company recorded a current income tax benefit of $4.9 million on its condensed consolidated statement of operations for the nine months ended September 30, 2020.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of September 30, 2020 and December 31, 2019, respectively, consisted of the following:

	(in thousands)
	September 30, 2020	December 31, 2019
Compressor units	$385,920	$370,961
Work-in-progress	4,116	9,129
Rental equipment	390,036	380,090
Accumulated depreciation	(179,160)	(162,348)
Rental equipment, net of accumulated depreciation	$210,876	$217,742

We evaluated our rental equipment for potential impairment as of September 30, 2020, and determined that no such impairment existed as of that date.

Retirement of Rental Equipment

During the third quarter of 2019, Company management determined which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 327 units should be retired from our rental fleet. Accordingly, the Company recorded a $1.5 million loss on retirement of rental equipment during the nine months ended September 30, 2019. The Company did not record any retirements from its rental fleet during the nine months ended September 30, 2020.

6. Leases

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s leases are primarily related to property leases for its field offices. The Company's leases have remaining lease terms of 1 year to almost 9 years. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company's lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

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

The impact of lease standard ASC 842 on the September 30, 2020 condensed consolidated balance sheet was as follows:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2020
		(in thousands, except years)
Operating lease assets	Right of use assets-operating leases	$509

Current lease liabilities	Current operating leases	$203
Noncurrent lease liabilities	Long-term operating leases	306
Total lease liabilities		$509

Weighted average remaining lease term in years		3.1
Implicit Rate		3.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the nine months ended September 30, 2020 was approximately $419,000.

September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$419

(1)    Lease costs are classified on the condensed consolidated statements of operations in cost of sales, cost of compressors and selling, general and administrative expenses.

(2)     Includes costs of $275,000 for leases with terms of 12 months or less and $144,000 for leases with terms greater than 12 months.

The following table shows the future maturities of lease liabilities as of September 30, 2020:

Years Ending December 31,	Lease Liabilities
(in thousands)
2020 (excluding the nine months ended September 30, 2020)	$54
2021	198
2022	65
2023	38
2024	38
Thereafter	168
Total lease payments	561
Less: Imputed interest	52
Total	$509

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

Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. We had $29.5 million borrowing base availability at September 30, 2020 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement may be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.25%. For purposes of the CB Floating Rate, the Applicable Margin is 1.50%. For the nine month period ended September 30, 2020, our weighted average interest rate was 2.11%.

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

Security. The obligations under the Amended Credit Agreement are secured by a first priority lien on all of our inventory and accounts and leases receivables, along with a first priority lien on a variable number of our leased compressors, the book value of which must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date). The Fifth Amendment of Security Agreement in connection with our Amended Credit Agreement was executed by the Company and the Lender on September 28, 2020. This amendment contained an updated list our leased compressors, which provided our the Lender with additional collateral under its first priority lien.

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

As of September 30, 2020, we were in compliance with all financial covenants in our Amended Credit Agreement.  A default under our Credit Agreement could trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At September 30, 2020 and December 31, 2019, our outstanding balance on the line of credit was $417,000.

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

9. Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock unit awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $1.7 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively. We reported in other (expense) income in the condensed consolidated statements of operations a loss related to the policy of approximately $19,000 and a gain of approximately $145,000 for the nine months ended September 30, 2020 and 2019, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant. The deferred compensation liability, which is included in other long-term liabilities in the condensed consolidated balance sheet, was $1.9 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of September 30, 2020 and 2019, respectively, we had 47,299 and 94,148 unvested restricted stock units being deferred. As of September 30, 2020, we had released and issued 144,401 shares with a value of $2.2 million to the deferred compensation plan. As of September 30, 2019, we had released and issued 80,604 shares with a value of $1.7 million to the deferred compensation plan.

10. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2019, and changes during the nine months ended September 30, 2020 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	208,334	$23.67	3.66	$—
Granted	5,000	4.91	9.56	18
Cancelled / Forfeited	(7,000)	31.12	—	—
Expired	(40,000)	19.11
Outstanding, September 30, 2020	166,334	$23.89	3.91	$18
Exercisable, September 30, 2020	161,334	$24.48	3.74	$—

The following table summarizes information about our stock options outstanding at September 30, 2020:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-15.70	13,500	4.37	$11.19	8,500	$14.89
$15.71-17.81	16,000	0.32	17.81	16,000	17.81
$17.82-20.48	20,500	2.47	18.75	20,500	18.75
$20.49-30.41	116,334	4.61	27.11	116,334	27.11
	166,334	3.91	$23.89	161,334	$24.48

The summary of the status of our unvested stock options as of December 31, 2019 and changes during the nine months ended September 30, 2020 is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2019	10,433	$11.93
Granted	5,000	2.07
Vested	(10,433)	11.93
Unvested at September 30, 2020	5,000	$2.07

As of September 30, 2020, there was $8,000 of unrecognized compensation cost related to unvested options. Total compensation expense for stock options was $18,000 and $92,000 for the nine months ended September 30, 2020 and 2019, respectively.

Restricted Shares/Units

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee of the Company's Board of Directors reviewed his performance in determining the issuance of restricted common stock. Based on this review, which included consideration of the Company's 2019 performance, Mr. Taylor was awarded 94,133 restricted shares/units on April 28, 2020, which vest over three years, in equal annual installments, beginning April 28, 2021. On April 28, 2020, the Compensation Committee awarded 10,000 restricted shares/units to our Vice President of Technical Services, James Hazlett. The restricted shares to Mr. Hazlett vest over three years, in equal annual installments, beginning April 28, 2021. We also awarded and issued 4,432 shares of restricted common stock to each of our four independent members of our Board of Directors as partial payment for their services in 2020. These awards of restricted stock vest one year from the date of grant. Total compensation expense related to these and previously granted restricted stock awards was $1.7 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, there was a total of $2.3 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 2.5 years.

Other Long-Term Incentive Compensation

On April 28, 2020, based on its review of Mr. Taylor's 2019 performance, the Compensation Committee also issued a long-term incentive award of $1,061,820 to Mr. Taylor that vests in equal, annual tranches over three years. At the time of vesting, each tranche will be payable in cash or common stock at the discretion of the Compensation Committee. In addition, on April 28, 2020, we issued a $50,000 award to each of our four independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards to Mr. Taylor and our independent Board members as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $252,000 for the nine months ended September 30, 2020. As of September 30, 2020, there was a total of $960,000 of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 2.5 years.

11. Impairment of Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill was tested annually for impairment or as needed upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. During the third quarter of 2019, the Company examined various qualitative factors to determine if a quantitative goodwill impairment test was needed. For several months prior to the end of the third quarter of 2019, the Company experienced a significant decline in stock price, which was reflective of the significant deterioration of stock prices of companies throughout the oilfield services sector. In addition, the Company noted its largest customer as well as several other exploration and production companies had announced significant reductions to their 2020 capital expenditures budgets compared to those in 2019. These reductions clearly indicated lower demand for oilfield services, including compression services, in 2020 compared to 2019. In addition, the reductions reflected the deteriorated equity markets for energy companies and demands from institutional investors that energy companies keep capital spending within operating cash flow. After considering these factors and various other industry, economic and company-specific factors, we calculated our market capitalization (based on our closing stock price) as of September 30, 2019, and compared it to the carrying value of our net assets. Since the carrying value of our net assets exceeded our market capitalization and after considering all of the aforementioned qualitative factors, Company management determined that it was more likely than not that the fair value of the Company’s net assets was less than its carrying amount.

As a result of our qualitative assessment, we proceeded to perform our quantitative goodwill impairment analysis, where we used an independent valuation specialist to assist us in determining the fair value of our net assets. In this impairment analysis, the estimated fair value of our net assets was determined utilizing market and income-based approaches. Determining fair value in this analysis required significant judgment, including judgments about appropriate comparable companies, appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our quantitative evaluation, the Company recorded a full impairment charge of its goodwill of $10.0 million during the three months ended September 30, 2019.

12. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(562)	$(12,579)	$3,685	$(12,154)
Denominator for (loss) earnings per basic common share:
Weighted average common shares outstanding	13,248	13,137	13,214	13,112
Denominator for (loss) earnings per diluted common share:
Weighted average common shares outstanding	13,248	13,137	13,214	13,112
Dilutive effect of stock options and restricted shares	—	—	257	—
Diluted weighted average shares	13,248	13,137	13,471	13,112
Earnings per common share:
Basic	$(0.04)	$(0.96)	$0.28	$(0.93)
Diluted	$(0.04)	$(0.96)	$0.27	$(0.93)

For the three months ended September 30, 2020, restricted stock and stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

For the nine months ended September 30, 2020, options to purchase 171,900 weighted average shares of common stock with exercise prices ranging from $14.89 to $33.36 were not included in the computation of diluted earnings per share due to their antidilutive effect.

For the three and nine months ended September 30, 2019, restricted stock and stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

13. Related Party

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

14.  Commitments and Contingencies

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

15.  Subsequent Events

Leslie Shockley Beyer joined our Board of Directors on June 10, 2020. As part of her 2020 compensation as an independent Board member, the Compensation Committee of our Board awarded Ms. Beyer 1,324 shares of restricted stock on October 15, 2020. In addition, the Compensation Committee also awarded Ms. Beyer a cash award of $25,000. Both of Ms. Beyer's awards vest on June 20, 2021, and both are subject to acceleration under certain events.

As disclosed on Form 8-K, on October 23, 2020, our Board of Directors authorized the Company to enter into a share repurchase program for the purchase of up to an aggregate amount of $10 million of the Company’s common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Repurchases may be made in open market purchases, block trades or in privately negotiated transactions. Repurchases, if any, under the program will be made at the discretion of management, and will depend upon market pricing and conditions, business, legal, accounting and other considerations. The repurchase program may be modified, suspended or terminated at any time without notice, in the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to repurchase any shares. This repurchase plan expires on September 30, 2021.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of September 30, 2020, we had 1,278 natural gas compressors totaling 286,488 horsepower rented to 82 customers compared to 1,401 natural gas compressors totaling 270,222 horsepower rented to 93 customers at September 30, 2019.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. Compared to 2018, we witnessed a moderation of crude oil prices as well as drilling and completion activity levels during 2019. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Oil prices partially recovered and stabilized somewhat during the second quarter of 2020, and then remained relatively stable throughout the third quarter of 2020. Activity levels of exploration and production companies have been and will be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity.

Recent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The effects of the COVID-19 outbreak, including actions taken by businesses and governments to contain the spread of the virus, resulted in a significant, rapid decline in global and U.S. economic conditions. This significant drop in economic activity caused global demand for crude oil to drastically decline. According to the International Energy Agency’s (“IEA”) Oil Market Report for July 2020, global crude oil demand during the second quarter of 2020 declined 16.4 million barrels per day (“MMbpd”) compared to the second quarter of 2019, a decrease of more than 15%.

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

As states throughout the U.S., as well as many other countries around the world, began to lift restrictions and reopened their economies to varying degrees, global demand for crude oil partially recovered. This increased demand, combined with the production cuts mentioned above, resulted in the oil markets coming back into balance. After trading below $20 per barrel in the second half of April and averaging $28.53 per barrel in May, WTI crude oil has averaged approximately $40 per barrel from June 1 through early November with greatly reduced price volatility. While oil markets have remained in balance, crude oil supply and demand grew significantly during July and August. According to IEA's Oil Market Reports for August and September 2020, global supply grew by a combined 3.6 MMbpd, while according to IEA’s Oil Market Report for October 2020, global demand in July increased 3.4 MMbpd from June.

These issues discussed above resulted in an increasing number of unit returns and shut-in notices from our customers during April and May 2020, which primarily impacted our small (125 HP or less) and medium (126 HP – 399 HP) horsepower units. In late May and throughout June as oil prices partially recovered and stabilized, we received restart notices for several wells that were recently shut in. As a result, our rental revenue, unit utilization, and horsepower utilization declined 6.0%, 5.2% and 4.5%, respectively, in the second quarter when compared to the first quarter of 2020. While we continued to receive several additional restart notices in July and August for wells that were recently shut-in, our utilization has remained stable from June through September. Compared to the second quarter, the Company’s rental revenue declined 1.8%, while the Company’s unit utilization and horsepower utilization remained steady (0.1% and 0.2% increases, respectively) in the third quarter. Unit pricing has also been stable since June.

Nevertheless, risks remain high in this environment. As restrictions have been reduced in many states and countries, the rate of COVID-19 infections, hospitalizations and deaths has increased. Since October, the rate of infections has risen very quickly in several countries, with the U.S. setting new records for daily infections in November. This has resulted in a reinstatement, to varying degress, of restrictions in several states and countries, including several European countries. If states and countries need to put further restrictions in place to help prevent the spread of the virus, crude oil demand could decline again. Due to the resurgence of COVID-19 in Europe and the United States, the IEA (in its November Oil Market Report) lowered its near-term global demand outlook for the remainder of 2020 and the first quarter of 2021. While positive news about potential vaccines has provided some support for oil prices, the IEA notes that vaccines are unlikely to significantly boost oil demand until well into 2021. All of these risks could negatively impact oil prices, which would impact our utilization, rental revenues and overall financial performance during the remainder of 2020 as well as 2021.

Given the current economic and industry backdrop, we still expect compressor sales to be low for the remainder of 2020 and early 2021, as exploration and production companies have significantly reduced their capital expenditures budgets.

In regards to our costs, we implemented various cost cutting measures with respect to operating expenses and capital expenditures during the second quarter. Our operating expense reductions included reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. These cost cutting measures helped our financial performance and liquidity during the third quarter, and we expect these cost cutting measures to continue to benefit our financial performance through the remainder of 2020 and into 2021. In addition, as we have done during prior downturns, we have significantly reduced our capital expenditures budget. We invested $12.0 million in capital expenditures during the first nine months of 2020, including $1.0 million during the third quarter of 2020. Depending on customer needs, we plan to incur another $7-$9 million in capital expenditures during the fourth quarter of 2020, bringing our 2020 capital expenditures budget to $19-$21 million, down from $69.9 million in 2019.

Finally, in keeping with current commercial precautions and practices in our industry, we have continued to implement guidelines to mitigate health risks to our employees and customers during this outbreak. We adopted remote work processes at our Midland headquarters. Due to continued and resurgent positive COVID-19 cases in the Midland area, including exposure and positive tests among the Company’s professional staff and immediate families, the Company’s corporate headquarters has remained closed through the date of this filing, and is staffed at minimum levels throughout the past and present quarter. Our continued office closure and staffing challenges resulted in delays in our collection and assimilation of financial data related to the completion of our interim financial statements required for this filing.

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

Results of Operations

Three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
	(in thousands)
	2020		2019
Rental	$14,861	94.3%	$14,434	69.2%
Sales	536	3.4%	5,877	28.2%
Service and Maintenance	368	2.3%	541	2.6%
Total	$15,765		$20,852

Total revenue decreased 24.4% to $15.8 million for the three months ended September 30, 2020 compared to $20.9 million for the three months ended September 30, 2019. This decline was primarily a result of lower sales revenue (90.9% decrease) during the third quarter of 2020 mainly due to no compressor sales offset by higher rental revenue (3.0% increase).

Rental revenue increased to $14.9 million for the three months ended September 30, 2020 compared to $14.4 million for the same period in 2019. This increase during the third quarter of 2020 was attributable to a greater number of large horsepower units being rented offset by shut-ins, rate reductions and returns due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand destruction. Toward the end of the second quarter of 2020, a partial recovery and greater stability in oil prices resulted in restarts of many previously shut-in wells. Crude oil prices and our utilization have remained relatively stable from June 2020 through the end of the third quarter of 2020.

As of September 30, 2020, we had 2,339 compressor packages in our fleet, up from 2,277 units at September 30, 2019. The Company's total unit horsepower increased by 10.4% to 449,133 horsepower at September 30, 2020 compared to 406,763 horsepower at September 30, 2019, which reflects the addition to the Company's fleet of 37 high horsepower compressors with 40,700 horsepower over the past 12 months. As of September 30, 2020, we had 1,278 natural gas compressors with a total of 286,488 horsepower rented to 82 customers, compared to 1,401 natural gas compressors with a total of 270,222 horsepower rented to 93 customers as of September 30, 2019. As a result, our total rented horsepower as of September 30, 2020 increased by 6.0% over the prior twelve months. Our rental fleet had unit utilization as of September 30, 2020, and 2019, respectively, of 54.6% and 61.5%, while our horsepower utilization for the same periods, respectively, was 63.8% and 66.4%. The contrast of the increase in rented horsepower compared to decreases in utilization over the same time frame illustrates the strong demand for our high horsepower units while the demand for our smaller and medium horsepower units has decreased somewhat with recent lower commodity prices.

Sales revenue decreased to $0.5 million for the three months ended September 30, 2020 compared to $5.9 million for the three months ended September 30, 2019. This decrease is mostly attributable to no compressor sales and, to a lesser extent, lower parts and other sales during the third quarter of 2020 compared to the same period in 2019. These reduced sales reflect significantly reduced industry activity levels due to the COVID-19 pandemic, lower commodity prices and severe capital constraints on exploration and production companies. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals remained relatively flat at $6.8 million during the three months ended September 30, 2020 compared to $6.7 million during the three months ended September 30, 2019, despite a 3.0% increase in rental revenue over the same time frame. When compared to the third quarter of 2019, an increase in bad debt allowance ($0.2 million) and various other costs were offset by lower payroll and benefits expenses, lower maintenance and repair expenses, and lower vehicle expenses during the third quarter of 2020.

Cost of sales decreased 77.3% to $1.0 million during the three months ended September 30, 2020 compared to $4.4 million during the three months ended September 30, 2019. This decrease during the third quarter of 2020 was primarily due to no compressor sales and, to a lesser degree, lower parts and other sales during the third quarter of 2020. This decrease during the third quarter of 2020 also reflects lower labor efficiency due to much lower activity levels at our fabrication facilities partially offset by lower payroll and benefits expenses.

Selling, general, and administrative ("SG&A") expenses decreased 10.7% to $2.5 million for the three months ended September 30, 2020 compared $2.8 million during the same period in 2019. This decrease in SG&A expenses was attributable to lower bonus ($242,000), stock compensation ($80,000) and various other expenses during the third quarter of 2020 compared to the same quarter in 2019. When compared to the third quarter of 2019, these lower expenses were partially offset by an increase in other long-term incentive compensation ($126,000) during the third quarter of 2020 as well as an increase in unrealized losses on deferred compensation ($77,000) due to an increase in our deferred compensation liability that reflected an improvement in the broader equity markets.

Depreciation and amortization expense increased 6.7% to $6.3 million for the three months ended September 30, 2020 compared to $5.9 million for the three months ended September 30, 2019.  This increase was the result of larger horsepower units being added to the fleet. We added 65 units (approximately 44,500 horsepower) to our fleet over the past 12 months. Thirty-seven of those units were 400 horsepower or larger (including 25 at 1,380 horsepower), representing 91% of the horsepower added.

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

During the third quarter of 2019, due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of rental equipment, the Company recorded an increase of $3.35 million to its inventory allowance for costs that may not be recoverable in the future. The Company did not record an increase to its inventory allowance during the three months ended September 30, 2020.

During the third quarter of 2019, Company management determined which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 327 units should be retired from our rental fleet. Accordingly, the Company recorded a $1.5 million loss on retirement of rental equipment during the three months ended September 30, 2019. The Company did not record any retirements from its rental fleet during the three months ended September 30, 2020.

We had an operating loss of $941,000 for the three months ended September 30, 2020 compared to operating loss of $14.0 million for the three months ended September 30, 2019. This reduction in operating loss is largely due to a goodwill impairment charge, an increased inventory allowance, and a loss on the retirement of rental units recorded in the third quarter of 2019 that totaled $14.9 million. Higher rental revenue and lower G&A expenses during the third quarter of 2020 also contributed to a lower operating loss. These factors were partially offset by lower sales revenue, lower service and maintenance revenue, and higher depreciation expense during the third quarter of 2020 compared to the same period in 2019.

Our other income increased $121,000 to $214,000 for the three months ended September 30, 2020 compared to $93,000 for the same period in 2019. Our other income in the third quarter of 2020 included interest income ($133,000) related to our federal income tax refunds resulting from our carryback claims of our 2018 federal net operating losses, as well as an unrealized gain on company-owned life insurance ($73,000). Other income during the third quarter of 2019 included approximately $98,000 in interest income.

We recorded an income tax benefit of approximately $167,000 for the three months ended September 30, 2020 compared to an income tax benefit of $1.35 million for the three months ended September 30, 2019. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%.

Nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
	(in thousands)
	2020		2019
Rental	$46,092	90.3%	$41,393	70.5%
Sales	3,994	7.8%	15,816	26.9%
Service and Maintenance	974	1.9%	1,529	2.6%
Total	$51,060		$58,738

Total revenue decreased 13.1% to $51.1 million for the nine months ended September 30, 2020 compared to $58.7 million during the nine months ended September 30, 2019. This decline was primarily a result of lower sales revenue (74.7% decrease) during the first nine months of 2020 mainly due to lower compressor sales offset by higher rental revenue (11.4% increase).

Rental revenue increased to $46.1 million for the nine months ended September 30, 2020 compared to $41.4 million during the nine months ended September 30, 2019.  This increase during the first nine months of 2020 was attributable to a greater number of large horsepower units being rented offset by shut-ins, rate reductions and returns due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand destruction. Toward the end of the second quarter of 2020, a partial recovery and greater stability in oil prices resulted in restarts of many previously shut-in wells. Crude oil prices and our utilization have remained relatively stable from June 2020 through the end of the third quarter of 2020.

As of September 30, 2020, we had 2,339 compressor packages in our fleet, up from 2,277 units at September 30, 2019. The Company's total unit horsepower increased by 10.4% to 449,133 horsepower at September 30, 2020 compared to 406,763 horsepower at September 30, 2019, which reflects the addition to the Company's fleet of 37 high horsepower compressors with 40,700 horsepower over the past 12 months. As of September 30, 2020, we had 1,278 natural gas compressors with a total of 286,488 horsepower rented to 82 customers, compared to 1,401 natural gas compressors with a total of 270,222 horsepower rented to 93 customers as of September 30, 2019. As a result, our total rented horsepower as of September 30, 2020 increased by 6.0% over the prior twelve months. Our rental fleet had unit utilization as of September 30, 2020, and 2019, respectively, of 54.6% and 61.5%, while our horsepower utilization for the same periods, respectively, was 63.8% and 66.4%. The contrast of the increase in rented horsepower compared to decreases in utilization over the same time frame illustrates the strong demand for our high horsepower units while the demand for our smaller and medium horsepower units has decreased somewhat with recent lower commodity prices.

Sales revenue decreased to $4.0 million for the nine months ended September 30, 2020 compared to $15.8 million for the same period in 2019. This decrease in mostly attributable to a large decrease in compressor sales and, to a lesser extent, parts and other sales. These reduced sales reflect significantly reduced industry activity levels due to the COVID-19 pandemic, lower commodity prices and severe capital constraints on exploration and production companies. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals increased 8.9% to $21.3 million during the nine months ended September 30, 2020 compared to $19.5 million during the nine months ended September 30, 2019. This increase was primarily a result of higher maintenance and repairs expense ($1.6 million) during the first nine months of 2020 due to higher rental revenue (11.4% increase) as well as a large order from a new customer that required a significant number of make-ready jobs during the first quarter of 2020.

Cost of sales decreased 63.3% to $4.6 million during the nine months ended September 30, 2020 compared to $12.5 million during the nine months ended September 30, 2019. This decrease during the first nine months of 2020 was primarily due to a large decrease in compressor sales and, to a lesser degree, parts and other sales. This decrease during the first nine months of 2020 also reflects lower labor efficiency due to much lower activity levels at our fabrication facilities that was partially offset by lower payroll and benefits expenses.

Selling, general, and administrative expenses decreased 8.1% to $7.3 million for the nine months ended September 30, 2020 compared to $8.0 million for the same period in 2019. SG&A expenses during the first nine months of 2020 were impacted by a small unrealized gain ($28,000) on deferred compensation, while these expenses were impacted by an unrealized loss ($208,000) on deferred compensation during the first nine months of 2019. Other factors contributing to this decrease in G&A expenses were lower bonus ($445,000), stock compensation ($151,000) and other expenses that were partially offset by other long-term incentive compensation ($252,000), higher professional services ($79,000), and various other increased expenses.

Depreciation and amortization expense increased 9.5% to $18.9 million for the nine months ended September 30, 2020 compared to $17.2 million for the nine months ended September 30, 2019.  This increase was the result of larger horsepower units being added to the fleet. We added 65 units (approximately 44,500 horsepower) to our fleet over the past 12 months. Thirty-seven of those units were 400 horsepower or larger (including 25 at 1,380 horsepower), representing 91% of the horsepower added.

During the third quarter of 2019, the Company examined various qualitative factors to determine if a quantitative goodwill impairment test was needed. After examining various qualitative factors, the Company performed a goodwill impairment analysis as of September 30, 2019. The analysis showed our carrying value of net assets exceeded its fair value, indicating that goodwill was fully impaired. Accordingly, the Company recorded a goodwill impairment charge of $10.0 million during the first nine months of 2019.

Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of rental equipment, the Company recorded an increase of $3.35 million to its inventory allowance during the nine months ended September 30, 2019 for costs that may not be recoverable in the future. The Company did not record an increase to its inventory allowance during the nine months ended September 30, 2020.

During the third quarter of 2019, Company management determined which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 327 units should be retired from our rental fleet. Accordingly, the Company recorded a $1.5 million loss on retirement of rental equipment during the nine months ended September 30, 2019. The Company did not record any retirements from its rental fleet during the nine months ended September 30, 2020.

We had an operating loss of $1.4 million for the nine months ended September 30, 2020 compared to operating loss of $13.9 million for the nine months ended September 30, 2019. This reduction in operating loss is largely due to a goodwill impairment charge, an increased inventory allowance, and a loss on the retirement of rental units recorded in the third quarter of 2019 that totaled $14.9 million. Higher rental revenue and lower G&A expenses during the first nine months of 2020 also contributed to a lower operating loss. These factors were partially offset by lower sales revenue, lower service and maintenance revenue, and higher depreciation expense during the first nine months of 2020 compared to the same period in 2019.

Our other income decreased $172,000 to $407,000 for the nine months ended September 30, 2020 compared to $579,000 for the same period in 2019. Other income for the first nine months of 2020 included a gain on sales or disposals of assets ($284,000); interest income ($154,000), which included interest related to our federal income tax refunds ($133,000) resulting from our carryback claims of our 2018 federal net operating losses; and an unrealized loss on company-owned life insurance ($19,000). Other income for the first nine months of 2019 included an unrealized gain on company-owned life insurance ($145,000) and interest income ($450,000).

We recorded an income tax benefit of $4.7 million for the nine months ended September 30, 2020 compared to an income tax benefit of $1.1 million for the nine months ended September 30, 2019. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act allows federal net operating losses ("NOL") incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019. The Company filed its NOL carryback claims for 2018 during the second quarter of 2020, and plans to file its NOL carryback claims for 2019 prior to December 31, 2020. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.1 million on its condensed consolidated balance sheet as of September 30, 2020. In addition, the Company recorded a current income tax benefit of $4.9 million on its condensed consolidated statement of operations for the nine months ended September 30, 2020.

This current income tax benefit was partially offset by a write-off of a deferred tax asset of approximately $0.4 million related to vesting of restricted stock during the first quarter of 2020.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2020 and December 31, 2019 are set forth below:

	September 30,	December 31,
	2020	2019
	(in thousands)
Current Assets:
Cash and cash equivalents	$27,559	$11,592
Trade accounts receivable, net	10,384	9,106
Inventory	17,125	21,080
Federal income tax receivable	11,083	—
Prepaid income taxes	127	40
Prepaid expenses and other	596	597
Total current assets	66,874	42,415
Current Liabilities:
Accounts payable	2,045	1,975
Accrued liabilities	4,391	2,287
Line of credit	417	417
Current operating leases	203	189
Deferred income	583	640
Total current liabilities	7,639	5,508
Total working capital	$59,235	$36,907

For the nine months ended September 30, 2020, we invested $12.0 million in rental equipment, property and other equipment. During the first nine months of 2020, we added $15.3 million in new equipment to our rental fleet, $335,000 related to the construction of our new corporate office, and $1.4 million mostly in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-progress decreased by $5.0 during the nine months ended September 30, 2020. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand.

Cash flows

At September 30, 2020, we had cash and cash equivalents of $27.6 million compared to $11.6 million at December 31, 2019. Our cash flows from operating activities of $27.9 million were partially offset by capital expenditures of $12.0 million during the nine months ended September 30, 2020.  We had working capital of $59.2 million at September 30, 2020 compared to $36.9 million at December 31, 2019. On September 30, 2020 and December 31, 2019, we had outstanding debt of $417,000, which is all related to our line of credit. We generated cash flows from operating activities of $27.9 million during the first nine months of 2020 compared to cash flows provided by operating activities of $21.3 million for the first nine months of 2019. Our cash flows from operating activities of $27.9 million were the result of net income of $3.7 million, adding back non-cash items of depreciation and amortization of $18.9 million, stock-based compensation of $1.6 million, deferred income tax expense of $0.2 million, bad debt allowance of $0.3 million, utilization of deferred tax assets through NOL carrybacks of $10.1 million, and a net positive change in various working capital and other items of $4.5 million against the negative impact of an increase in federal income tax receivable of $11.1 million and gain of sale of assets of $0.3 million.

Strategy

For the remainder of 2020, given the state of the economy and our industry during the COVID-19 pandemic, our plan is to continue to keep our expenses low.  The cost cutting measures that were implemented during the second quarter of 2020 will provide a continuing positive impact over the remainder of the year. For the remainder of 2020, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles.  We believe that cash flows from operations and our current cash position will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A. (the "Lender") with an aggregate commitment of $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could potentially increase the commitment amount to $50 million). We had $29.5 million borrowing base availability at September 30, 2020 under the terms of our Amended Credit Agreement, and our balance on the line of credit was $417,000. The maturity date of the Amended Credit Agreement is December 31, 2020. For further information, see Note 6, Credit Facility.

Contractual Obligations and Commitments

We have contractual obligations and commitments that affect the results of operations, financial condition and liquidity. The following table is a summary of our significant cash contractual obligations as of September 30, 2020:

	Obligations Due in Period (in thousands)
Cash Contractual Obligations	2020 (1)	2021	2022	2023	2024	Thereafter	Total
Line of credit (secured)	$417	$—	$—	$—	$—	$—	$417
Interest on line of credit (2)	2	—	—	—	—	—	2
Purchase obligations (3)	18	250	250	79	—	—	597
Other long-term liabilities	—	—	39	—	—	—	39
Lease liabilities (including interest)	54	198	65	38	38	168	561
Total	$491	$448	$354	$117	$38	$168	$1,616

(1) For the three months remaining in 2020.
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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2020, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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

We have undergone evaluations, enhancements and implementation in our internal controls over financial reporting to address the identified material weakness. We have implemented various changes and enhancements to improve our controls related to the material weakness. Nevertheless, after testing, our improved controls were not considered remediated at year end 2019. Management has implemented further changes this year and expects this material weakness to be remediated by the end of 2020.

During the fourth quarter of fiscal year 2019, we identified another material weakness in internal controls over financial reporting related to our accounting and reporting of compressor "make-ready" jobs, as well as various other compressor maintenance jobs, that were inappropriately capitalized, resulting in immaterial increases to the Company’s cost of rentals and, to a much lesser extent, depreciation expense in prior periods. These increases in operating costs and expenses were immaterial to all prior annual and interim periods, but would have been material to the fourth quarter of 2019 if these cumulative operating costs and expenses were taken as an out-of-period adjustment. As detailed in the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, the Company revised its prior period financial statements to reflect these additional operating costs and expenses. As of the end of the third quarter of 2020, Management is continuing to implement changes in our internal controls to address these issues. We expect this material weakness to be remediated by the end of 2020.

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

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on June 21, 2016.

10.2	2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated June 3, 2014 and filed with the Securities and Exchange Commission on June 6, 2014.)

10.3	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.4	Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014.)

10.5	Fifth Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated August 31, 2017 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2017.)

10.6	Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)

10.7	Fifth Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated September 28,2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020).

10.8	Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated August 31, 2017, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2017.)

10.10	Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)

10.11	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.12	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission December 18, 2012.)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

November 16, 2020