Form 10-K
period 2020-12-31
NATURAL GAS SERVICES GROUP INC
filed 2021-03-31
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020 was approximately $82,414,178 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 26, 2021, there were 13,605,803 shares of the Registrant's common stock outstanding.

Documents incorporated by reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 17, 2021.

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

"flare" –  A tall stack equipped with burners used as a safety device at wellheads, refining facilities, gas processing plants, and chemical plants. Flares are used for the combustion and disposal of combustible gases. The gases are piped to a
i

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

ii

PART I

ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, "NGS", “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc.  Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page i.

Smaller Reporting Company

We are a “smaller reporting company” as defined by the SEC. As such, we are eligible to comply with the scaled disclosure requirements in several Regulation S-K and Regulation S-X items. Our disclosures in this Annual Report reflect these scaled requirements.

The Company

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

The Company has shifted its focus over the last several years to medium to large horsepower applications that apply to natural gas associated with oil-weighted production. Our primary customers are exploration and production companies that utilize our compressor units for artificial lift applications, i.e., production enhancement enabled with high-pressure gas compression equipment, on unconventional oil wells on single and multi-well pads. In addition, our customer base includes oil and natural gas exploration and production ("E&P") companies that are focused on natural gas-weighted production (with typically smaller horsepower applications) as well as midstream companies. The Company's largest rental area is the Permian Basin (approximately 45.0% of rental revenues in 2020), with the large majority of its remaining rental revenue being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin.

Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. As of December 31, 2020, our rental compression fleet was comprised of 2,224 natural gas compression units with 438,524 horsepower. Of this total, we had 1,274 natural gas compression units in service with 287,646 horsepower, resulting in horsepower utilization of 65.6%. We added 42 units with approximately 23,265 horsepower to our fleet during 2020. 24 of those units were 400 horsepower or larger (including 10 at 1,380 horsepower each), representing approximately 89% of the horsepower added.

Our revenue decreased 13.2% to $68.1 million from $78.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decline was largely the result of our sales revenue decreasing 71.4% to $5.7 million in 2020 from $19.8 million in 2019. For the year ended December 31, 2020 the Company reported net income of $1.8 million as compared to a net loss of $13.9 million for the year ended December 31, 2019. In addition, the Company's adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 5.5% to $22.7 million in 2020 from $24.0 million in 2019. See "Item 6, Selected Financial Data, Non-GAAP Financial Measures" for a reconciliation of adjusted EBITDA to its closest GAAP financial measure, net (loss) income.

At December 31, 2020, current assets were $72.7 million, which included $28.9 million of cash and cash equivalents.  Current liabilities were $10.9 million at year end 2020, which included the full amount outstanding on our line of credit of $417,000. Our stockholders' equity as of December 31, 2020 was $251.5 million.

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

As of December 31, 2020, we had 2,224 natural gas compressors in our rental fleet totaling 438,524 horsepower.  Of this total, we had 1,274 natural gas compressors totaling 287,646 horsepower rented to 80 customers. The utilization rate of our rental fleet as of December 31, 2020 was 57.3%, while our horsepower utilization for the same period was 65.6%.

Engineered Equipment Sales.  This operating unit includes the following components:

•Compressor fabrication.  Fabrication involves the design, fabrication and assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale. In addition to fabricating compressors for our rental fleet, we engineer and fabricate custom-made natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought. Fabricated compressors comprised 39.1% of our sales revenue during 2020.

•Parts sales and compressor rebuilds.  To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for small horsepower screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business. Parts sales and compressor rebuilds comprised 52.3% of our sales revenue during 2020.

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

•Geographic expansion.  We will continue to consolidate our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. Company's largest rental area is the Permian Basin (approximately 45.0% of rental revenues in 2020), where we have continued to gain market share and believe we have the most expansion opportunities going forward. The large majority of the Company's remaining rental revenue is being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle / western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin.

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

Overview and Outlook

The market for compression equipment and services is dependent on the condition of the oil and natural gas industry, including the capital expenditure budgets of domestic oil and gas companies. The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. In addition, capital expenditure budgets of energy companies have become significantly more constrained over the last several year due to the deterioration of energy equity markets and strong demands from institutional investors that companies keep capital spending within operating cash flow and return capital through dividends and share repurchases. Oil and natural gas prices and the level of development and production activity have historically been characterized by significant volatility.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments have led to significant weakness in oil prices and ensuing reductions of exploration and production company capital and operating budgets.

With the significant decline in oil prices as well as the general economic decline caused by the impacts of COVID-19, we expect utilization to continue to decline among our smaller horsepower and medium horsepower units during the remainder of 2021. In terms of sales, we expect minimal compressor sales for the year due to much lower capital expenditure budgets throughout the industry, including those of our major customers. Finally, we continue to experience pricing pressure from our customers and competitors until industry and economic conditions improve. We are currently experiencing no issues with potential workforce and supply chain disruptions. Our relationship with our major customer continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.

While management anticipates that the industry and economic impact of the pandemic will have a negative effect on its results of operations in 2021 and perhaps beyond, the degree to which these factors will impact our business remains uncertain. Please read Item 1A, Risk Factors, in this report.

Major Customers

Sales and rental income to Occidental Permian, LTD. ("Oxy") for the years ended December 31, 2020 and 2019 amounted to 30% and 36% of our revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2020 or 2019.

Oxy amounted to 35% of our accounts receivable as of December 31, 2020 and 35% of our accounts receivable as of December 31, 2019. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2020 and 2019. The loss of this key customer would have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2020, we had a sales backlog of approximately $1.4 million compared to $2.2 million as of December 31, 2019.  Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled.  In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that currently require two to three months of lead time prior to delivery of the order.

Employees

As of December 31, 2020, we had 229 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands, including in the US Gulf of Mexico, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Demand for our compression products and services could be diminished in connection with these initiatives. Further, to the extent that the review results in the development of additional restrictions on exploration and drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations by reducing our customers’ compression needs and the demand for our services.

Further, President Biden has announced that he intends to take aggressive action to address climate-related issues and to set the United States on a path to be carbon-neutral by 2050. Among these developments at the international level is the United Nations Framework Convention on Climate Change, which produced the “Kyoto Protocol”. More recently, in December 2015, 195 countries adopted under the Framework Convention a resolution known as the “Paris Agreement” to reduce emissions of greenhouse gases with a goal of limiting global warming to below 2°C (36°F). The Paris Agreement does not establish enforceable emissions reduction targets, but countries may establish greenhouse gas reduction measures pursuant to the agreement. The agreement went into effect in November 2016. The United States ratified the Paris Agreement in September 2016 but withdrew in November 2020. President Biden has since signed an order to rejoin the Paris Agreement. The new President has also announced a focus on climate-related issues and a goal of setting the United States on the path to net-zero carbon emissions by 2050.

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

In addition, the COVID-19 outbreak poses the risk that our suppliers may be prevented from conducting their business at sufficient levels to provide us with necessary equipment and supplies in a timely and sufficient amount. We have experienced no supply disruptions nor have we received any indications that our supplies will be disrupted during this stage of the COVID-19 outbreak. To the extent we have difficulties in obtaining needed products and supplies in a timely manner, our results of operations and financial position may be adversely affected.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments have led to significant weakness in oil prices and ensuing reductions of E&P company capital and operating budgets. If economic and industry conditions do not improve, these events will adversely impact our financial condition and results of operations in 2021 and perhaps beyond, as further discussed in risk factors below.

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

As a result of the COVID-19 outbreak discussed above and other economic conditions in the United States and abroad, our revenue and profitability has been and will likely continue to be adversely affected. The condition of domestic and global financial markets, relatively low oil and natural gas prices, and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could also become significant.  Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for oil and natural gas would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

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
•environmental regulation; and
•tax policies.

Because of the significant reductions in the market prices of oil and natural gas in 2020, many companies developing oil and natural gas reserves have curtailed or canceled their drilling programs, thereby reducing demand for our equipment and services.  Our rental contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices.  Any prolonged reduction in drilling and production activities historically has reduced our compressor sales and materially eroded both rental pricing and utilization rates for our equipment and services and adversely affects our financial results.  As a result of any such prolonged reductions, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

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

Our results of operations depend upon the level of activity in the energy market, including oil development, production, and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices such as have occurred in 2020. As a result, the demand for our natural gas compression services will be adversely affected. A reduction in demand has, and could continue to, force us to reduce our pricing substantially. Additionally, our customers’ production from oil-weighted reserves constitutes the majority percentage of our business.  These unconventional sources are generally less economically feasible to be developed in low oil price environments. A decline in demand for oil and natural gas generally has an adverse effect on our business, financial condition and results of operations.

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

From time to time, for example, legislation has been proposed in Congress to amend the federal Safe Drinking Water Act (“SDWA”) to require federal permitting of hydraulic fracturing and the disclosure of chemicals used in the hydraulic fracturing process. Further, the EPA completed a study finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. Further, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. While we do not perform hydraulic fracturing, many of our customers do and their activity level drives demand for our products.

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

Increasing attention to environmental, social and governance matters may impact our business, financial results and stock price.

In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies.

Members of the investment community have begun to screen companies for sustainability performance, including practices related to climate change. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products which will likely translate to reduced demand for compression services, reduced profits, increased investigations and litigation, increased governmental regulations and negative impacts on our stock price and access to capital markets.

Risks Associated With Our Company

A significant majority of our compressor rentals are for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area.  In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment.  Of the 1,274 compressors rented at December 31, 2020, 948 were rented on a month-to-month basis. Given the current oil and gas price environment, we cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates.  The inability to timely renew or re-rent a substantial portion of our compressor rental fleet has and will have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 30% of our revenue for the year ended December 31, 2020, and the same customer accounted for an aggregate of approximately 36% of our revenue for the year ended December 31, 2019.  At December 31, 2020, this same customer accounted for an aggregate of 35% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by our significant customer or other important customers may negatively impact our cash flow and current assets.

Loss of key members of our management could adversely affect our business.

In keeping with our streamlined approach to our business, our executive management team consists of three officers: our (i) Chief Executive Officer, (ii) Chief Financial Officer and (iii) Vice President of Technical Services. We depend on the continued employment and performance of these three key members of our executive management team. In particular, we are significantly reliant upon the leadership and guidance of Stephen C. Taylor, who has been our President, Chief Executive Officer and Board member since 2004. In addition to his management duties, Mr. Taylor has been instrumental in our communications and standing with the investment community. If any of our key executives resign, such as the recent resignation of our Chief Financial Officer, or become unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected.  We do not carry any key-man insurance on any of our officers or directors.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets are weak, such as now, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values and liquidity substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our products and services in 2021. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

During 2021, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

During the past year, we funded our capital expenditures through cash flows from operations. Although we believe that cash on hand and cash flows from our operations and/or potential bank borrowing from our anticipated line of credit (see below) will provide us with sufficient cash to fund our planned capital expenditures for 2021, we cannot assure you that these sources will be sufficient.  We may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms.  Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Our prior $30.0 million line of credit with JP Morgan Chase Bank, under which we owed $417,000 as of December 31, 2020, expired on March 31, 2021. On March 17, 2021, we repaid our outstanding principal balance and unpaid interest is due on March 31, 2021.  We are in the process of negotiating a new line of credit and, although we believe that we will be able to obtain a new line of credit with another lender, we can provide no assurance that we will be successful in obtaining a new line.  In addition, any creation of a new line of credit may be on terms less favorable that our existing line.  For instance, changes in the terms of a new line of credit may include, but not be limited to:  a reduction in the borrowing amount, an increase in interest rate to be paid on borrowings under the line, or restrictive covenants that are more onerous than those on our existing line of credit.

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

As noted above, our existing line of credit expired on March 31, 2021. Notwithstanding, we are in the process of negotiating a new line of credit which we anticipate will be in place by the end of April 2021, although we cannot guarantee that we will be successful in obtaining the new line of credit. We believe that our current cash position and anticipated cash flow from operations and the potential amount available under a new line of credit will be sufficient to meet our capital needs through 2021. However, if we are unable to obtain a new line of credit or were to materially increase our borrowings under a new line of credit or other borrowing arrangements, it is possible that our business will not generate sufficient cash flow from operations to meet any debt service requirements and the payment of principal when due depending on the amount of borrowings at any given time.  If this were to occur, we may be forced to:
•sell assets at disadvantageous prices;
•obtain additional financing; or
•refinance all or a portion of our indebtedness on terms that may be less favorable to us.

We anticipate that any new credit agreement will contain covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

If we are successful in obtaining a new bank line of credit or similar borrowing arrangement, such arrangement will likely contain terms that require us to:
•comply various leverage, commitment coverage and other customary ratios;
•not exceed specified levels of debt
•comply with limits on asset sales;
•comply with limits on cash dividends;
•and other customary limitations.

Our ability to meet the financial ratios and tests under a new credit facility can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests.  A breach of any one of these potential covenants or requirements could permit the lending organization to accelerate outstanding amounts so that it is immediately due and payable.  If a breach occurs, further borrowings will likely be unavailable under any such credit arrangement.  If we are unable to repay any outstanding amounts, the lending organization could proceed against and foreclose on the assets we pledge as collateral to secure the loan, which will likely be a significant portion or substantially all of our assets.

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

In its Section 404 assessments, management has noted a material weakness in internal control over financial reporting in each of the prior two years. During the year ended December 31, 2018, management noted a material weakness related to our accounting and reporting of income taxes. During the year ended December 31, 2019, management noted another material weakness related to our accounting and reporting of compressor "make-ready" jobs, as well as various other compressor maintenance jobs, that were not recorded in a timely manner. As of December 31, 2020, based upon our most recent assessment of internal controls, management believes it has remediated these material weaknesses. Please see Item 9A, Controls and Procedures, Material Weaknesses in Internal Control over Financial Reporting.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the Securities and Exchange Commission in February 2021, an aggregate of approximately 27.9% of the outstanding shares of our common stock are owned by four institutional investors, each of which owns more than 5% of our outstanding shares as of the date of their respective filings in February 2021. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.8% of the outstanding shares of our common stock as of March 26, 2021, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

We have a comparatively low number of shares of common stock outstanding and, therefore, our common stock may suffer from limited liquidity and its prices will likely be volatile and its value may be adversely affected.

Because of our relatively low number of outstanding shares of common stock, the trading price of our common stock will likely be subject to significant price fluctuations and limited liquidity.  This may adversely affect the value of your investment.  In addition, our common stock price is subject to fluctuations in response to variations in quarterly operating results, changes in management, future announcements concerning us, general trends in the industry and other events or factors such as those described above.

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

We currently have on file with the SEC an effective "universal" shelf registration statement on Form S-3, which enables us to sell, from time to time, our common stock and other securities covered by the registration statement in one or more public offerings. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice. Issuances of securities under our shelf registration statement may dilute our existing shareholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2020:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. As of December 31, 2020  as reflected by our transfer agent records, we had 16 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 26, 2021, the last reported sale price of our common stock as reported by the New York Stock Exchange was $9.15 per share.

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
December 2020
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2020:

Plan Category	(a) Number of securities to vest or be issued upon exercise of outstanding options		(b) Weighted-average issuance or exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	161,334	(1)	$24.48	384,503
Restricted Stock / Unit Plan (2)	34,899		$24.55	—
2019 Equity Incentive Plan	223,202		$11.04	200,141
Total	419,435			584,644

(1)    Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

(2)     The Restricted Stock/Unit Plan expired on June 20, 2019. The outstanding shares/units as of December 31, 2020, will vest in 2021 assuming the participant remains employed up to the vesting date, subject to acceleration under certain circumstances.

Stock Repurchase Program

On August 12, 2019, the Company announced the Board of Directors had authorized the repurchase of up to $10.0 million of its outstanding shares of common stock in the open market, block trades or privately negotiated transactions. The timing and extent of any repurchase is subject to the discretion of management and is dependent upon market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to purchase any shares and was set to expire on September 30, 2020, subject to earlier termination of the program by the Board of Directors. On October 23, 2020, the Board of Directors authorized the extension of the repurchase program through September 30, 2021. The repurchase program may be modified, suspended or terminated at any time without notice, in the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations and other factors deemed appropriate. The Company intends to finance the repurchases with existing liquidity and free cash flow. To date, the Company repurchased 37,936 of its outstanding shares of common stock with a value of $490,000, at an average price of $12.91. No repurchases were made during 2020. As of December 31, 2020, the Company had approximately $9.5 million remaining under the repurchase authorization.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2020.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2020 and 2019.  You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements.  For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment.  Our primary focus is on the rental of natural gas compressors.  Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms.  After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis.  Rental amounts are billed monthly in advance and include maintenance of the rented compressors.  As of December 31, 2020, we had 1,274 natural gas compressors totaling 287,646 horsepower rented to 80 customers, compared to 1,419 natural gas compressors totaling 299,836 horsepower rented to 95 customers at December 31, 2019.  Of the 1,274 compressors rented at December 31, 2020, 948 were rented on a month-to-month basis.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Rental	$60,826	$56,701
Sales	5,657	19,763
Service and maintenance	1,572	1,980
Total	$68,055	$78,444

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

For fiscal year 2021, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows.  Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles.  We believe that cash on hand and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2021.  If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be on acceptable terms.

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

Intangibles

At December 31, 2020 and 2019, NGS had intangible assets, which relate to developed technology and a trade name which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets (excluding goodwill) during the years ended December 31, 2020 or 2019.

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

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company accesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. Given its concerns about the industry backdrop, Company management determined during 2019 that an increase of its inventory allowance was necessary. Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of rental equipment, management recorded a charge of $3.8 million to write-off obsolete inventory from the balance sheet. For the year ended December 31, 2020, inventory allowance and write-off totaled $0.3 million. We ended 2020 with an inventory allowance balance of $221,000.

Our Performance Trends and Outlook

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments have led to significant weakness in oil prices and ensuing reductions of exploration and production company capital and operating budgets.

With the significant decline in oil prices as well as the general economic decline caused by the impacts of COVID-19, we expect utilization to continue to decline among our smaller horsepower and medium horsepower units during the remainder of 2021 after a minimal decline during 2020. In terms of sales, we expect minimal compressor sales for the year due to much lower capital expenditure budgets throughout the industry, including those of our major customers. Finally, we have recently experienced and expect to continue to experience pricing pressure from our customers and competitors until industry and economic conditions improve. We are currently experiencing no issues with potential workforce and supply chain disruptions. In addition, our relationship with our major customer continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.

While management anticipates that the industry and economic impact of the pandemic will have a negative effect on its results of operations in 2021 and perhaps beyond, the degree to which these factors will impact our business remains uncertain. Please read Item 1A, Risk Factors, in this report.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2020 and 2019.

	Revenue
	Year Ended December 31,
	2020		2019
	(dollars in thousands)
Rental	$60,826	89.4%	$56,701	72.3%
Sales	5,657	8.3%	19,763	25.2%
Service & Maintenance	1,572	2.3%	1,980	2.5%
Total	$68,055		$78,444

Total revenue decreased to $68.1 million from $78.4 million, or 13.2%, for the year ended December 31, 2020 compared to 2019. This decrease was mainly a result of lower sales revenue (71.4% decrease) primarily due to decreased compressor sales partially offset by increased rental revenue (7.3% increase) primarily due to a greater number of large horsepower units being rented.

Rental revenue increased to $60.8 million from $56.7 million for the year ended December 31, 2020 compared to 2019. As of December 31, 2020, we had 2,224 natural gas compressors in our rental fleet, down from 2,304 units at year end 2019. Despite this decrease, the Company's total unit horsepower increased by 2.1% to 438,524 at December 31, 2020 compared to 429,650 horsepower year end 2019, which reflects the addition of 24 high horsepower compressors with 20,600 horsepower to the Company's fleet during 2020.  As of December 31, 2020, we had 1,274 natural gas compressors totaling 287,646 horsepower rented to 80 customers, compared to 1,419 natural gas compressors totaling 299,836 horsepower rented to 95 customers as of December 31, 2019. The rental fleet had a unit utilization as of December 31, 2020 and 2019, respectively, of 57.3% and 61.6% while our horsepower utilization for the same periods, respectively, was 65.6% and 69.8%. The decline in both utilization metrics was mainly the result of the decline in demand for our lower horsepower units.

Sales revenue decreased to $5.7 million from $19.8 million for the year ended December 31, 2020, compared to 2019. This decrease in largely attributable to a decrease in compressor sales primarily driven by reductions in capital spending from our customers due to a weakened oil and natural gas price environment during 2020. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Company management routinely reviews its inventory balances for obsolescence. Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of rental equipment, management recorded an increase of $251,000 in the inventory allowance reserve for costs that may not be recoverable in the future. We ended 2020 with an inventory allowance balance of $221,000.

Company management routinely reviews its rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 216 units should be retired from our rental fleet. Accordingly, we recorded a $291,000 loss on retirement of rental equipment during the year ended December 31, 2020.

Operating loss decreased to $3.6 million for the year ended December 31, 2020 compared to an operating loss of $15.2 million for the year ended December 31, 2019. The decrease in operating loss was mainly due to a $10.0 million goodwill impairment charge in 2019 as well as lower losses on inventory allowance and write-off and reduced charges related to retirement of rental units. These decreases were partially offset by lower sales revenues.

Selling, general, and administrative expenses decreased to $10.6 million for the year ended December 31, 2020, as compared to $10.7 million for 2019. This 1.5% decrease was primarily the result of decreases in deferred compensation expense (approximately $187,000) and expenses related to stock options (approximately $100,000) partially offset by increased insurance costs ($86,0000).

Depreciation and amortization expense increased to $25.2 million from $23.3 million, or 8.3%, for the year ended December 31, 2020, compared to 2019.  The increase is the result of higher capital expenditures for larger horsepower units being added to the fleet. We added 42 units (approximately 23,265 horsepower) to our fleet during the twelve month period ended December 31, 2020. Twenty-four of those units were 400 horsepower or larger (including 10 at 1,380 horsepower), representing approximately 89% of the horsepower added.

Income tax benefit increased to $4.8 million from $0.7 million for the year ended December 31, 2020 compared to 2019. Our effective tax rate for both years differs from the U.S. federal statutory rate of 21%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act allows federal net operating losses ("NOL") incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019. The Company filed its NOL carryback claims for 2018 and 2019 during 2020. Accordingly, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which, along with year end provision adjustments, reduced its federal income tax receivable to $11.9 million on its consolidated balance sheet as of December 31, 2020. In addition, the Company recorded a current income tax benefit of $4.8 million on its consolidated statement of operations for the year ended December 31, 2020. Our income tax benefit in 2019 was largely due to our net loss of $13.7 million but was largely offset by a difference in goodwill impairment for tax purposes as well as an adjustment to our state tax rates that increased our deferred income tax expense by approximately $0.8 million.

Adjusted Gross Margin Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2020 and December 31, 2019.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2020		2019
	(dollars in thousands)
Rental	$32,320	53.1%	$29,118	51.4%
Sales	(554)	(9.8)%	3,666	18.5%
Service & Maintenance	858	54.6%	1,350	68.2%
Total	$32,624	47.9%	$34,134	43.5%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures" below.

Our overall adjusted gross margin percentage increased to 47.9% for the year ended December 31, 2020 compared to 43.5% for the year ended December 31, 2019, exclusive of depreciation and amortization. Our increase in gross margins is mainly due to an increase in total revenue related to our rental revenue. Rental revenues comprised 89% of our total revenues for the year ended December 31, 2020 compared to 72% of total revenues for the year ended December 31, 2019. As our rental activity inherently realizes higher adjusted gross margins, the increase in revenue concentrations will increase our overall adjusted gross margins. Sales margin decreased to (9.8)% in 2020 from 18.5% in 2019 due to significant declines in sales revenues (71.4%). While many sales costs are variable, certain costs such as labor are less variable as a certain staff level is retained to meet demand when market forces shift. Third party service and maintenance margins decreased to 54.6% from 68.2% for the year ended December 31, 2020 compared to 2019. Service and maintenance only represents 2.3% of our revenue in 2019, providing minimal impact on our overall adjusted gross margin.

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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income (loss)	$1,808	$(13,864)
Interest expense	14	15
Income tax (benefit) expense	(4,792)	(693)
Depreciation and amortization	25,198	23,268
Impairment of goodwill	—	10,039
Inventory allowance	184	3,758
Retirement of rental equipment	291	1,512
Adjusted EBITDA	$22,703	$24,035

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

Reconciliation

The following table calculates gross margin, the most directly comparable GAAP financial measure, and reconciles it to adjusted gross margin:

	Year Ended December 31,
	2020	2019
	(in thousands)
Total revenue	$68,055	$78,444
Costs of revenue, exclusive of depreciation and amortization	(35,431)	(44,310)
Depreciation allocable to costs of revenue	(24,578)	(22,908)
Gross margin	8,046	11,226
Depreciation allocable to costs of revenue	24,578	22,908
Adjusted gross margin	$32,624	$34,134

Liquidity and Capital Resources

Our working capital positions as of December 31, 2020 and 2019 are set forth below.

	As of December 31,
	2020	2019
	(in thousands)
Current Assets:
Cash and cash equivalents	$28,925	$11,592
Trade accounts receivable, net	11,884	9,106
Inventory, net	19,926	21,080
Federal income tax receivable	11,538	—
Prepaid income taxes	66	40
Prepaid expenses and other	379	597
Total current assets	72,718	42,415
Current Liabilities:
Accounts payable	$2,373	$1,975
Accrued liabilities	6,770	2,287
Line of credit	417	417
Current operating leases	198	189
Deferred income	1,103	640
Total current liabilities	10,861	5,508
Net working capital	$61,857	$36,907

For the year ended December 31, 2020, we invested approximately $15.3 million in rental equipment, property and other equipment. During the year, the Company added $13.0 million in new equipment to our rental fleet and $2.2 million in other property and equipment. Our investment in property and equipment includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the year compared to the end of the year. Our rental work-in-progress decreased by $4.0 million during 2020. We financed our investment in rental equipment, property and other equipment with cash flows from operations during 2020.

Cash flows

At December 31, 2020, we had cash and cash equivalents of $28.9 million compared to $11.6 million at year end 2019. Our cash flow from operations of $32.6 million was partially offset by capital expenditures of $15.3 million during 2020. We also had working capital of $61.9 million at December 31, 2020 compared to $36.9 million at December 31, 2019. On December 31, 2020 and 2019, we had outstanding debt of $417,000, which is all related to our line of credit. We had net cash flow from operating activities of $32.6 million during 2020 compared $29.4 million during 2019. Our cash flow from operating activities of $32.6 million was primarily the result of our rental and sales revenues partially offset by associated costs of sales as well as a federal income tax refund of approximately $4.1 million.

At December 31, 2019, we had cash and cash equivalents of $11.6 million, working capital of $36.9 million and total debt of $417,000, under our credit agreement which was due on March 31, 2020. Our cash and cash equivalents decreased from 2018, due to an increase on our capital program for contracted new large horsepower compressor builds and the construction of our new corporate office. We had positive net cash flow from operating activities of approximately $29.4 million during 2019. This was primarily from a net loss of $0.5 million and non-cash items of depreciation and amortization of $23.3 million, $2.6 million related to stock-based compensation, a decrease in deferred income taxes of $0.3 million and a decrease in cash flows related to working capital and other items of $0.2 million.

Senior Bank Borrowings

We had a senior secured revolving credit agreement the ("Amended Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that expired on March 31, 20201. We have decided not to renew the Amended Credit Agreement and on March 17, 2021, we repaid the outstanding principal balance. No further amounts or obligations are owed on the Amended Credit Agreement. We are in the process of negotiating a new credit facility which we expect to complete by the end of April 2021, although no guarantee can be made that we will be successful in finalizing and securing a new credit facility.

Components of Our Principal Capital Expenditures

Capital expenditures for the two years ended December 31:

Expenditure Category	2020	2019
	(in thousands)
Rental equipment and property and equipment	$15,257	$69,938

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available line of credit are adequate to fully fund our net capital expenditures requirements for 2021.  We also believe we have flexibility with respect to our financing alternatives and adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our line of credit. However, our financing capacity could be negatively impacted by the COVID-19 pandemic. Please see Item 1A, Risk Factors, of this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2020, we did not have any material off-balance sheet arrangements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. For the year ended December 31, 2019, management determined that our internal control over financial reporting was not effective due to the material weaknesses noted below.

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

We have undergone evaluations, enhancements and implementation in our internal controls over financial reporting to address the identified material weakness. We have implemented various changes and enhancements to improve our controls related to the material weakness. After testing, our revised controls were not considered remediated at year end 2019, so further changes were implemented. Changes made include timely submittal of tax input data to our preparer, tie-out of key inputs and review meetings with financial management and our preparer to confirm assumptions and results. We have re-assessed our internal controls at the end of 2020 and have concluded that the changes made sufficiently remediate the material weakness.

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

Management reviewed its procedures around the activity that led to this material weakness during 2019. We have completed our review and changed the treatment of make-ready jobs to expense the cost at the time the job occurs and have made changes to our capitalization policy and review procedures. We believe these changes have been in place for a sufficient period to conclude that the material weakness has been remediated by the end of 2020.

Changes in Internal Control Over Financial Reporting

Except for the remediation of control deficiencies discussed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 or as such period may be extended by action of the Securities and Exchange Commission.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accounting Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 or as such period may be extended by action of the Securities and Exchange Commission.

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Consolidated Financial Statements

For a list of Consolidated Financial Statements, see “Index to Consolidated Financial Statements” incorporated herein by reference.

(a)(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.11 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
10.1	2009 Restricted Stock/Unit Plan, as amended (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated June 3, 2014 and filed with the Securities and Exchange Commission on June 6, 2014.)
10.2	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
10.3	Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2014.)
10.4
Fifth Amendment of Credit Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated August 31, 2017 (Incorporated by reference to Exhibit 10.2 of the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2017.)

10.5	Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated December 10, 2010 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.)
10.6
Fourth Security Agreement between Natural Gas Services Group, Inc. and JPMorgan Chase Bank, N.A., dated August 31, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2017.)

10.7
Promissory Note in the aggregate amount of $30,000,000 issued to JPMorgan Chase Bank, N.A., dated August 31, 2017, in connection with the revolving credit line under the Credit Agreement with JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2017.)

10.8	Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)
10.9	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.10	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2012.)
*21.1	Subsidiaries of the registrant
*23.1	Consent of BDO USA, LLP
*23.2	Consent of Moss Adams, LLP
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

March 31, 2021	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2021
Stephen C. Taylor

/s/ G. Larry Lawrence	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 31, 2021
G. Larry Lawrence

/s/ Leslie A. Beyer	Director	March 31, 2021
Leslie A. Beyer

/s/ William F. Hughes, Jr.	Director	March 31, 2021
William F. Hughes, Jr.

/s/ David L. Bradshaw	Director	March 31, 2021
David L. Bradshaw

/s/ John W. Chisholm	Director	March 31, 2021
John W. Chisholm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. and subsidiary (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of Undiscounted Cash Flows in Assessment of Long-Lived Asset Impairment
As described in Notes 1 and 4, the Company assesses long-lived assets, including rental equipment, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company's evaluation of possible triggering events uses both internal and external data, including the following key indicators and internally developed assumptions: i) significant underperformance relative to historical or projected cash flows; ii) significant adverse changes in the extent or manner an asset group is being used or its condition, including meaningful drop in fleet utilization over the prior period quarters, and iii) significant negative industry or company specific trends or actions.
We identified the estimation of undiscounted cash flows in the assessment of long-lived asset impairment as a critical audit matter. The estimation of undiscounted cash flows uses inputs that require significant management judgment, including estimating future anticipated revenues and expenses. Assessing these assumptions require a high degree of subjective auditor judgment to perform procedures due to the nature and extent of audit evidence and effort required to appropriately address these matters.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the design of the Company's process and controls over the identification of possible long-lived asset impairment triggering events, including the process to develop the indicators and assumptions listed above.
•Evaluating management's identification of events or changes in circumstances that indicate the carrying amounts may not be recoverable.
•Evaluating management's estimate of useful lives of rental equipment, and anticipated rental rates of units, net returns or sets, and estimated gross margins utilized in the estimate of discounted cash flows by comparison to historical rates and performing sensitivity analysis.
•Evaluating the Company's ability to forecast future rental revenue and related assumptions by comparing to historical results of operations.

/s/ Moss Adams LLP

Dallas, Texas
March 31, 2021

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Natural Gas Services Group, Inc.
Midland, Texas
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2029, and the results of its operations and its cash flows for each of the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2010 to 2020.

Austin, Texas
March 31, 2020

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$28,925	$11,592
Trade accounts receivable, net of allowance for doubtful accounts of $1,161 and $918, respectively	11,884	9,106
Inventory	19,926	21,080
Federal income tax receivable	11,538	—
Prepaid income taxes	66	40
Prepaid expenses and other	379	597
Total current assets	72,718	42,415
Long-Term Inventory, net of allowance for obsolescence of $221 and $24, respectively	1,065	1,068
Rental equipment, net of accumulated depreciation of $175,802 and $162,348, respectively	207,585	217,742
Property and equipment, net of accumulated depreciation of $13,916 and $12,847, respectively	21,749	21,869
Right of use assets - operating leases, net of accumulated amortization $356	483	604
Intangibles, net of accumulated amortization of $2,008 and $1,883, respectively	1,151	1,276
Other assets	2,050	1,603
Total assets	$306,801	$286,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,373	$1,975
Accrued liabilities	6,770	2,287
Line of credit	417	417
Current operating leases	198	189
Deferred income	1,103	640
Total current liabilities	10,861	5,508
Deferred income tax liability	41,890	31,243
Long-term operating leases	285	415
Other long-term liabilities	2,221	1,718
Total liabilities	55,257	38,884
Commitments and contingencies (Notes 6 and 17)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,296 and 13,178 shares issued, respectively	133	132
Additional paid-in capital	112,615	110,573
Retained earnings	139,286	137,478
Treasury shares, at cost, 38 shares	(490)	(490)
Total stockholders' equity	251,544	247,693
Total liabilities and stockholders' equity	$306,801	$286,577

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)

	For the Years Ended December 31,
	2020	2019
Revenue:
Rental income	$60,826	$56,701
Sales	5,657	19,763
Service and maintenance income	1,572	1,980
Total revenue	68,055	78,444
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	28,506	27,583
Cost of sales, exclusive of depreciation stated separately below	6,211	16,097
Cost of service and maintenance, exclusive of depreciation stated separately below	714	630
Selling, general and administrative expenses	10,550	10,710
Depreciation and amortization	25,198	23,268
Impairment of goodwill	—	10,039
Inventory allowance	184	3,758
Retirement of rental equipment	291	1,512
Total operating costs and expenses	71,654	93,597
Operating loss	(3,599)	(15,153)
Other income (expense):
Interest expense	(14)	(15)
Other income	629	611
Total other income, net	615	596
Loss before income taxes:	(2,984)	(14,557)
(Provision for) benefit from income taxes:
Current	15,438	31
Deferred	(10,646)	662
Total income tax benefit	4,792	693
Net income (loss)	$1,808	$(13,864)
Earnings (loss) per share:
Basic	$0.14	$(1.06)
Diluted	$0.14	$(1.06)
Weighted average shares outstanding:
Basic	13,224	13,114
Diluted	13,261	13,114
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, December 31, 2018	—	$—	13,005	$130	$107,760	$151,342	—	$—	$259,232
Exercise of common stock options	—	—	56	1	505	—	—	—	506
Compensation expense on common stock options	—	—	—	—	124	—	—	—	124
Issuance of restricted stock	—	—	117	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	2,457	—	—	—	2,458
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(273)	—	—	—	(273)
Purchase of treasury shares	—	—	—	—	—	—	38	(490)	(490)
Net loss	—	—	—	—	—	(13,864)	—	—	(13,864)
BALANCES, December 31, 2019	—	—	13,178	132	110,573	137,478	38	(490)	247,693
Compensation expense on common stock options	—	—	—	—	19	—	—	—	19
Issuance of restricted stock	—	—	118	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	2,175	—	—	—	2,176
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(152)	—	—	—	(152)
Net loss	—	—	—	—	—	1,808	—	—	1,808
BALANCES, December 31, 2020	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,808	$(13,864)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,198	23,268
Deferred taxes	10,646	(662)
Gain on disposal of assets	(284)	(55)
Retirement of rental equipment	291	1512
Bad debt allowance (recovery)	329	664
Inventory allowance	184	3,758
Impairment of goodwill	—	10,039
Stock-based compensation	2,195	2,582
(Gain) loss on company owned life insurance	(168)	(219)
Changes in operating assets and liabilities:
Trade accounts receivables	(3,107)	(2,550)
Inventory	1,033	8,256
Prepaid income taxes and prepaid expenses	(11,346)	3,288
Accounts payable and accrued liabilities	4,880	(7,225)
Deferred income	463	559
Other	527	61
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,649	29,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(15,257)	(69,938)
Purchase of company owned life insurance	(296)	(302)
Proceeds from insurance claim	—	35
Proceeds from sale of property and equipment	394	30
NET CASH USED IN INVESTING ACTIVITIES	(15,159)	(70,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of other long-term liabilities	(5)	(16)
Proceeds from exercise of stock options	—	506
Purchase of treasury shares	—	(490)
Taxes paid related to net share settlement of equity awards	(152)	(273)
NET CASH USED IN FINANCING ACTIVITIES	(157)	(273)
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,333	(41,036)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,592	52,628
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,925	$11,592
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14	$39
Income taxes paid	105	275
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	—	836
Transfer of inventory to rental equipment	—	1,184
Transfer of prepaids to rental equipment and inventory	—	958
Right of use asset acquired through an operating lease	77	762

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company’s deferred compensation plan, see Note 12. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

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

Cash Equivalents and Financial Instruments

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors.  The receivables are not collateralized except as provided for under lease agreements.  However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts.  We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition and payment history, as well as industry conditions and general economic conditions.  We continuously monitor collections and payments from our customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  One customer accounted for 35% of our accounts receivable as of December 31, 2020 and 2019.  A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectability of our accounts receivable and our future operating results.  The allowance for doubtful accounts was $1.2 million and $0.9 million at December 31, 2020 and 2019, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

A summary of our allowance for doubtful accounts is as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Beginning balance	$(918)	$(291)
Accruals	(329)	(664)
Recoveries	—	—
Write-offs	86	37
Ending balance	$(1,161)	$(918)

Revenue Recognition Policy

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the years ended December 31, 2020 and 2019 was approximately $0.9 million and $11.6 million, respectively.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the years ended:

	Year Ended December 31,
	2020	2019
	(in thousands)
Compressors - sales	$2,211	$15,185
Flares - sales	489	959
Other (Parts/Rebuilds) - sales	2,957	3,619
Service and maintenance	1,572	1,980
Total revenue from contracts with customers	7,229	21,743
Add: ASC 842 rental revenue	60,826	56,701
Total revenue	$68,055	$78,444

Contract Balances

As of December 31, 2020 and 2019, we had the following receivables and deferred income from contracts with customers:

	December 31,
	2020	2019
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,243	$3,061
Accounts receivable - ASC 842	9,802	6,963
Total Accounts Receivable	13,045	10,024
Less: Allowance for doubtful accounts	(1,161)	(918)
Total Accounts Receivable, net	11,884	9,106

Deferred income	$1,103	$640

The Company recognized $73,000 in revenue for the year ended December 31, 2020 that was included in deferred income at the beginning of 2020. For the period ended December 31, 2019, the Company recognized revenue of $48,000 from amounts related to sales that were included in deferred income at the beginning of 2019.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2020, the Company did not have revenue related to unsatisfied performance obligations.

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

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2019, for the adoption of ASC 842 was as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	(in thousands)
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
Major Customers and Concentration of Credit Risk

Sales and rental income from Occidental Permian, LTD. ("Oxy") in 2020 and 2019 amounted to 30% and 36% of revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2020 and 2019. Oxy's accounts receivable balances amounted to 35% and 35% of our accounts receivable as of December 31, 2020 and 2019, respectively. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2020 and 2019.

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

Goodwill

Goodwill represents the cost in excess of fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment or as needed upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. As further described in Note 7 of these financial statements, we fully impaired the Company's goodwill during the third quarter of 2019, resulting in a goodwill impairment charge of $10.0 million for the year ended December 31, 2019.

Intangibles

At December 31, 2020 and 2019, NGS had intangible assets, which relate to developed technology and a trade name. Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately five years as of December 31, 2020.  NGS has an intangible asset related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

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

Warranty

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.  There was no warranty reserve as of December 31, 2020. The warranty reserve was $74,000 for December 31, 2019, and is included in accrued liabilities on the consolidated balance sheet.

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

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. We have no uncertain tax positions as of December 31, 2020.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2020 and 2019 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate ("LIBOR"). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. We are currently evaluating the impact of the LIBOR transition and this ASU 2020-04 on our consolidated financial statements.

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

3.  Inventory

Our inventory, net of allowance for obsolescence of $221,000 and $24,000 at December 31, 2020 and 2019, respectively, consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Raw materials - current	$18,026	$19,388
Work-in-process	1,900	1,692
Finished goods	—	—
Inventory - current	19,926	21,080
Raw materials - long term (net of allowances of $221 and $24, respectively)	1,065	1,068
Inventory - total	$20,991	$22,148

Our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell within the next year.

Inventory Allowance

Given its concerns about the industry backdrop, Company management determined during 2019 that an increase of its inventory allowance was necessary. Due to the slow moving nature or obsolescence of a portion of its long-term inventory and inventory related to the retirement of rental equipment, management recorded a charge of $3.8 million to write off inventory that will not be recoverable in the future. For the year ended December 31, 2020, inventory allowance totaled $0.3 million. We ended 2020 with an inventory allowance balance of $221,000.

A summary of our inventory allowance is as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$(24)	$(19)
Accruals	(251)	(3,758)
Write-offs	54	3,753
Ending balance	(221)	(24)

4.  Rental Equipment, Property and Equipment

Rental Equipment

Our rental equipment and associated accumulated depreciation as of December 31, 2020 and 2019, respectively, consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Compressor units	$379,623	$370,961
Work-in-progress	3,764	9,129
Rental equipment	383,387	380,090
Accumulated depreciation	(175,802)	(162,348)
Rental equipment, net of accumulated depreciation	$207,585	$217,742

Our rental equipment has an estimated useful life between 15 and 25 years. Depreciation expense for rental equipment was $22.7 million and $21.4 million for the year ended December 31, 2020 and 2019, respectively.

Retirement of Rental Equipment

Company management routinely reviews its inventory of rental equipment for retirement or obsolescence. During 2020, management reviewed the rental fleet to determine which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 216 units should be retired from our rental fleet. Accordingly, we recorded a $0.3 million loss on retirement of rental equipment during the year ended December 31, 2020.

During our review of our rental compressor units in 2019, we determined 327 units should be retired from our rental fleet. We recorded a $1.5 million loss on retirement of rental equipment.

Property and Equipment

Property and equipment consists of the following at December 31, 2020 and 2019:

		December 31,
	Useful Lives (Years)	2020	2019
		($ in thousands)
Land	—	$1,680	$1,290
Building	39	18,977	18,632
Building and leasehold improvements	39	1,168	1,168
Office equipment and furniture	5	2,016	2,001
Software	5	573	573
Machinery and equipment	7	3,653	3,492
Vehicles	3	7,598	7,560
Total		35,665	34,716
Less accumulated depreciation		(13,916)	(12,847)
Total		$21,749	$21,869

Depreciation expense for property and equipment was $2.3 million and $1.7 million for the year ended December 31, 2020 and 2019, respectively.

Depreciation Expense by Product Line

The following table depicts annual depreciation expense associated with each product line as well as our corporate activities at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Rentals	$24,255	$22,596
Sales	281	275
Service & Maintenance	42	37
Corporate	495	235
Total	$25,073	$23,143
5.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to sixty months and continue on a month-to-month basis thereafter.

Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2020 are as follows:

Years Ending December 31,	(in thousands)
2021	$21,565
2022	15,084
2023	13,763
2024	8,590
2025	5,845
Thereafter	13,880
Total	$78,727

6. Leases

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s leases are primarily related to property leases for its field offices. The Company's leases have remaining lease terms of one to nine years. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option.

The Company's lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments. Based on the present value of lease payments for the Company's existing leases, the Company recorded net lease assets and lease liabilities of approximately $451,000, respectively, upon adoption. The Company had no finance leases. The new lease standard did not materially impact the Company's consolidated statements of income and had no impact on the Company's consolidated statements of cash flows. The impact of the new lease standard on the December 31, 2020 and 2019 consolidated balance sheet was as follows:

	Classification on Consolidated	December 31,
	Balance Sheet	2020	2019
		($ in thousands)
Operating lease assets	Right of use assets-operating leases	$483	$604

Current lease liabilities	Current operating leases	$198	$189
Noncurrent lease liabilities	Long-term operating leases	285	415
Total lease liabilities		$483	$604

Weighted average remaining lease term in years		1.5	2.6
Implicit Rate		3.2%	3.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the year ended December 31, 2020 was approximately $550,000.

	December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$550	$548

(1)    Lease costs are classified on the Consolidated Statements of Operations in cost of sales, cost of compressors and selling, general and administrative expenses.
(2)     Includes costs of $333,000 for leases with terms of 12 months or less and $217,000 for leases with terms greater than 12 months for the year ended December 31, 2020. Includes costs of $350,000 for leases with terms of 12 months or less and $198,000 for leases with terms greater than 12 months for the year ended December 31, 2019.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2021	$211
2022	76
2023	38
2024	38
2025	38
Thereafter	130
Total lease payments	531
Less: Imputed interest	(48)
Total	$483

Rent expense under such leases was $217,000 and $198,000 for the years ended December 31, 2020 and 2019, respectively.

7. Goodwill

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

As a result of our qualitative assessment, we proceeded to perform our quantitative goodwill impairment analysis, where we used an independent valuation specialist to assist us in determining the fair value of our net assets. In this impairment analysis, the estimated fair value of our net assets was determined utilizing market and income-based approaches. Determining fair value in this analysis required significant judgment, including judgments about appropriate comparable companies, appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our quantitative evaluation, we recorded a goodwill impairment charge of $10.0 million in 2019 eliminating our goodwill balance at that date.

8.  Intangibles

At December 31, 2020 and 2019, the Company had intangible assets, which relate to developed technology and a trade name. The carrying amount net of accumulated amortization at December 31, 2020 and 2019 was $1.2 million and $1.3 million, respectively. Amortization expense recognized in each of the years ending December 31, 2020 and 2019 was $125,000. Estimated amortization expense for the years 2021-2024 is $125,000 per year. The Company has an intangible asset with a gross carrying value of $654,000 at December 31, 2020 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2020			December 31, 2019
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$2,008	$497	$2,505	$1,883	$622
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$2,008	$1,151	$3,159	$1,883	$1,276

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets (excluding goodwill) during the years ended December 31, 2020 or 2019.

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

9. Credit Facility

We had a senior secured revolving credit agreement with JP Morgan Chase Bank, N.A (the "Amended Credit Agreement") that matured on March 31, 2021. Please see Note 18 - Subsequent Events for further discussion of the maturity event. The Amended Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability. We also had a right to request from the Lender, on an uncommitted basis, an increase of up to $20 million on the aggregate commitment (which could have potentially increased the commitment amount to $50 million).
Borrowing Base. At any time before the maturity of the Amended Credit Agreement, we could draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equaled the sum of (a) 80% of our eligible accounts receivable plus (b) 50% of the book value of our eligible general inventory (not to exceed 50% of the commitment amount at the time) plus (c) 75% of the book value of our eligible equipment inventory.  JPMorgan Chase Bank (the “Lender”) could adjust the borrowing base components if material deviations in the collateral were discovered in audits of the collateral. We had $29.5 million borrowing base availability at December 31, 2020 under the terms of our Amended Credit Agreement.

Interest and Fees.  Under the terms of the Amended Credit Agreement, we had the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Amended Credit Agreement), with respect to this rate, for Eurocurrency funding, plus the Applicable Margin (“LIBOR-based”), or (b) CB Floating Rate, which is the Lender's Prime Rate less the Applicable Margin; provided, however, that no more than three LIBOR-based borrowings under the agreement could be outstanding at any one time. For purposes of the LIBOR-based interest rate, the Applicable Margin is 1.50%. For purposes of the CB Floating Rate, the Applicable Margin is 1.25%.

Accrued interest was payable monthly on outstanding principal amounts, provided that accrued interest on LIBOR-based loans was payable at the end of each interest period, but in no event less frequently than quarterly. In addition, fees and expenses were payable in connection with our requests for letters of credit (generally equal to the Applicable Margin for LIBOR-related borrowings multiplied by the face amount of the requested letter of credit) and administrative and legal costs.

Maturity. The maturity date of the Amended Credit Agreement, originally scheduled for December 31, 2020, was extended to March 31, 2021 on December 29, 2020, at which time all amounts borrowed under the agreement will be due and outstanding letters of credit must be cash collateralized. The agreement could be terminated early upon our request or the occurrence of an event of default.

Security. The obligations under the Amended Credit Agreement were secured by a first priority lien on all of our inventory and accounts and lease receivables, along with a first priority lien on a variable number of our leased compressor equipment the book value of must be maintained at a minimum of 2.00 to 1.00 commitment coverage ratio (such ratio being equal to (i) the amount of the borrowing base as of such date to (ii) the amount of the commitment as of such date.)

Covenants. The Amended Credit Agreement contained customary representations and warranties, as well as covenants which, among other things, limited our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also had certain financial covenants that required us to maintain a leverage ratio less than or equal to 2.50 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The Amended Credit Agreement contained customary events of default for credit facilities of this size and type, and included, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the loan documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $50,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $150,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit facility. Obligations under the Amended Credit Agreement could be accelerated upon the occurrence of an event of default.

As of December 31, 2020, we were in compliance with all covenants in our Amended Credit Agreement.  A default under our Credit Agreement would trigger the acceleration of our bank debt so that it is immediately due and payable.  Such default would likely limit our ability to access other credit. At December 31, 2020 our balance on the line of credit was $417,000. Our weighted average interest rate for the year ended December 31, 2020 was 2.75%.

10. CARES Act Loan

On April 10, 2020, the Company entered into a promissory note (the "Loan") for an unsecured loan in the amount of $4.6 million through the Paycheck Protection Program ("PPP") established by the CARES Act and administered by the U.S. Small Business Administration ("SBA"). The Loan was made for the purpose of securing funding for salaries and wages of employees that may have otherwise been displaced by the outbreak of COVID-19 and the resulting detrimental impact on the Company's business. JPMorgan Chase Bank, N.A. (the "Lender") processed and funded the Loan.

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

11.  Income Taxes

The (provision for) benefit from income taxes for the years ended December 31, 2020 and 2019, consists of the following (in thousands):

	2020	2019
Current benefit (provision):
Federal benefit (expense)	$15,587	$86
State (expense) benefit	(149)	(55)
Total current benefit (provision)	15,438	31
Deferred benefit (provision):
Federal benefit (expense)	(10,234)	662
State	(412)	—
Total deferred benefit (expense)	(10,646)	662
Total benefit (provision)	$4,792	$693

The effective tax rate for the years ended December 31, 2020 and 2019, differs from the statutory rate as follows:

	2020	2019
Statutory rate	21.0%	21.0%
State and local taxes	(17.0)%	(3.7)%
Uncertain tax position	—%	—%
Goodwill impairment	—%	(13.7)%
Research and development credit	—%	1.4%
Stock based compensation	(13.1)%	(0.8)%
Nondeductible compensation	(11.6)%	(0.3)%
Effect of CARES Act	180.3%	—%
Other	0.5%	0.9%
Effective rate	160.1%	4.8%
Deferred re-measurement for rate change	—%	—%
Effective rate	160.1%	4.8%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019 and filed carryback claims for these losses to the preceding five years. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred tax liability of $10.1 million on its condensed balance sheet. During the third quarter of 2020, the Company received refunds corresponding to the 2018 NOL carryback, leaving a balance in the federal income tax receivable of $11.5 million at December 31, 2020.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2020 and 2019, are as follows (in thousands):

	2020	2019
Deferred income tax assets:
Net operating loss	$3,361	$1,519
Research and development credits	1,363	161
Stock compensation	175	580
Deferred compensation	705	389
Other	398	160
Total deferred income tax assets	6,002	2,809
Deferred income tax liabilities:
Property and equipment	(47,626)	(33,761)
Goodwill and other intangible assets	(266)	(291)
Total deferred income tax liabilities	(47,892)	(34,052)
Net deferred income tax liabilities	$(41,890)	$(31,243)

As of December 31, 2020, the Company had NOL carryforwards for federal income tax purposes of $11.6 million, which may be carried forward indefinitely and can offset up to 80% of future taxable income in any given year. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years).

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company assessed whether it had any uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2020 and 2019.

Our policy regarding income tax interest and penalties is to expense those items as incurred. During the years ended December 31, 2020 and 2019, there were no significant income tax interest or penalty items in the statement of income.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015.

12. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $2.0 million and $1.5 million as of December 31, 2020 and 2019, respectively, with a gain related to the policy of $168,000 and $218,800 reported in other income in our consolidated income statement for the year ended December 31, 2020 and 2019, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $2.2 million and $1.7 million as of December 31, 2020 and 2019, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheet.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of common stock and the obligation is carried at grant value. As of December 31, 2020 and 2019, respectively, we have 45,998 and 85,565 unvested restricted stock units being deferred. As of December 31, 2020 and 2019, respectively we have released and issued 145,702 and 89,187 shares to the deferred compensation plan with a value of $2.2 million and $1.7 million, respectively.

13.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares with rights and preferences as designated by the Board of Directors.  As of December 31, 2020 and 2019, there were no issued or outstanding preferred shares.

14. Stock-Based and Other Long-Term Incentive Compensation

Restricted Stock/Units

 On June 18, 2014, at our annual meeting of shareholders, our shareholders approved a proposed amendment to the 2009 Restricted Stock/Unit Plan (the "2009 Plan") to add additional 500,000 shares of common stock to the Plan, thereby authorizing the issuance of up to 800,000 shares of common stock under the Plan. The 2009 Plan expired on June 16, 2019. At December 31, 2020 we had 34,899 shares outstanding under the 2009 Plan that will vest over the next one year.

On June 20, 2019, at our annual meeting of shareholders, our shareholders approved a new proposed Equity Incentive Plan for restricted shares/units and stock options. The Equity Incentive Plan allows issuance up to 500,000 share of common stock. As of December 31, 2020, we had 223,202 shares outstanding under the Equity Incentive Plan that will vest over the next three years.

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee reviewed his performance in determining the issuance of restricted common stock. Based on this review which included consideration of the Company's 2019 performance, Mr. Taylor, was awarded 94,133 restricted shares/units on April 28, 2020, which vest over three years, in equal installments beginning April 28, 2021. On April 28, 2020, the Compensation Committee awarded 10,000 restricted shares/units to James Hazlett, our Vice President of Technical Services. The restricted shares/units to Mr. Hazlett vest over three years, in equal installments, beginning April 28, 2021. We also awarded and issued 4,432 shares of restricted common stock/units to each of our four independent Board members as partial payment for 2020 directors' fees. The restricted stock/units issued to our directors vests in one year from the date of grant.

Compensation expense related to the restricted shares/units was approximately $2.2 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was a total of approximately $1.8 million of unrecognized compensation expense related to the unvested portion of these restricted shares/units.  This expense is expected to be recognized over the next three years. As of December 31, 2020, 200,141 shares were still available for issuance under the Equity Incentive Plan.

A summary of all restricted stock/units activity as of December 31, 2019 and 2020 and changes during the years then ended are presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	214,630	$25.51	8.85	$3,529
Granted	199,810	17.16	—	3,433
Vested	(134,674)	24.26	—	2,807
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2019	279,766	$20.15	8.77	$3,430
Granted	123,185	5.68	—	700
Vested	(144,850)	20.82	—	946
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2020	258,101	$12.87	8.61	$2,447

Other Long-Term Incentive Compensation

On April 28, 2020, based on its review of Mr. Taylor's 2019 performance, the Compensation Committee also issued a long-term incentive award of $1.1 million to Mr. Taylor that vests in equal, annual tranches over three years. At the time of vesting, each tranche will be payable in cash or common stock at the discretion of the Compensation Committee. In addition, on April 28, 2020, we issued a $50,000 award to each of our four independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards to Mr. Taylor and our independent Board members as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $0.4 million for the year ended December 31, 2020. As of December 31, 2020 there was a total of $0.8 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 2.25 years.

Stock Option Plan

Our Stock Option Plan which is stockholder approved, permits the granting of stock options to its employees for up to 1.0 million shares of common stock under the Stock Option Plan. We believe that such awards align the interests of our employees with our stockholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2020, 384,503 shares were still available for issue under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the year ended December 31, are as follows:	2020
Risk free rate	0.48%
Expected life	6.59
Expected volatility	42.33%
Expected dividend yield	—%

There were no stock option grants made in 2019.

A summary of all option activity as of December 31, 2019 and 2020 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2018	283,686	$20.46	3.58	$434
Granted	—	—	—	—
Exercised	(56,352)	8.97	—	474
Canceled/Forfeited	(8,000)	21.60	—	—
Expired	(11,000)	17.74	—	—
Outstanding, December 31, 2019	208,334	$23.67	3.66	$—
Granted	5,000	4.91	—	—
Exercised	—	—	—	—
Canceled/Forfeited	(12,000)	20.20	—	23,750
Expired	(40,000)	19.11	—	—
Outstanding, December 31, 2020	161,334	$24.48	3.48	$—
Exercisable, December 31, 2020	161,334	$24.48	3.48	$—

The weighted average grant date fair value of options granted during 2020 was $2.07. We had no grants in 2019. The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of options exercised during the years ended December 31, 2019 was approximately $474,000. There were no option exercises in 2020. Cash received from stock options exercised during the years ended December 31, 2019 was approximately $506,000.

The following table summarizes information about our stock options outstanding at December 31, 2020:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	24,500	0.41	$16.80	24,500	$16.80
$18.01-22.00	20,500	2.22	18.75	20,500	18.75
$22.01-26.00	42,167	4.28	22.90	42,167	22.90
$26.01-30.00	30,000	6.13	28.15	30,000	28.15
$30.01-34.00	44,167	3.22	30.41	44,167	30.41
	161,334	3.48	$24.48	161,334	$24.48

The summary of the status of our unvested stock options as of December 31, 2020 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	10,433	$11.93
Granted	5,000	2.07
Vested	(10,433)	11.93
Canceled/Forfeited	(5,000)	2.07
Unvested at December 31, 2020	—	$—

We recognized stock compensation expense from stock options vesting of $19,366 and $124,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was no unamortized compensation cost related to unvested stock options.

15. (Loss) Earnings per Share

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net (loss) income	$1,808	$(13,864)
Denominator for basic net (loss) income per common share:
Weighted average common shares outstanding	13,224	13,114
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	13,224	13,114
Dilutive effect of stock options and restricted shares	37	—
Diluted weighted average shares	13,261	13,114
(Loss) earnings per common share:
Basic	$0.14	$(1.06)
Diluted	$0.14	$(1.06)

In the year ended ended December 31, 2020, 221,061 restricted stock/units and 161,334 stock options were not included in the computation of dilutive income per share, due to their anti-dilutive effect. In the year ended ended December 31, 2019, 279,766 restricted stock/units and 208,334 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

16. Related Party

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

17. Commitments and Contingencies

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

18.  Subsequent Events

On March 31, 2021 our Amended Credit Agreement expired and we have decided not to renew the Amended Credit Agreement. On March 17, 2021 all outstanding indebtedness was repaid. We are in the process of negotiating a new credit facility which we expect to complete by the end of April 2021, although no guarantee can be made that we will be successful in finalizing and securing a new credit facility.