Form 10-Q
period 2021-03-31
NATURAL GAS SERVICES GROUP INC
filed 2021-05-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
(432) 262-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01	NGS	New York Stock Exchange

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

As of May 10, 2021, there were 13,610,993 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$30,683	$28,925
Trade accounts receivable, net of allowance for doubtful accounts of $1,155 and $1,161, respectively	12,724	11,884
Inventory	19,982	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	62	66
Prepaid expenses and other	81	379
Total current assets	75,070	72,718
Long-term inventory, net of allowance for obsolescence of $37 and $221, respectively	1,105	1,065
Rental equipment, net of accumulated depreciation of $181,385 and $175,802, respectively	206,436	207,585
Property and equipment, net of accumulated depreciation of $14,521 and $13,916, respectively	21,601	21,749
Right of use assets - operating leases, net of accumulated amortization of $410 and $356, respectively	429	483
Intangibles, net of accumulated amortization of $2,040 and $2,008, respectively	1,119	1,151
Other assets	2,158	2,050
Total assets	$307,918	$306,801
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,181	$2,373
Accrued liabilities	10,483	6,770
Line of credit	—	417
Current operating leases	169	198
Deferred income	34	1,103
Total current liabilities	11,867	10,861
Deferred income tax liability	42,013	41,890
Long-term operating leases	260	285
Other long-term liabilities	2,378	2,221
Total liabilities	56,518	55,257
Commitments and contingencies (Notes 6 and 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,358 and 13,296 shares issued, respectively	134	133
Additional paid-in capital	112,864	112,615
Retained earnings	138,892	139,286
Treasury Shares, at cost, 38 shares	(490)	(490)
Total stockholders' equity	251,400	251,544
Total liabilities and stockholders' equity	$307,918	$306,801

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2021	2020
Revenue:
Rental income	$15,341	$16,100
Sales	2,711	1,450
Service and maintenance income	345	340
Total revenue	18,397	17,890
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	7,156	7,897
Cost of sales, exclusive of depreciation stated separately below	2,616	1,739
Cost of service and maintenance, exclusive of depreciation stated separately below	48	125
Selling, general and administrative expenses	2,649	2,162
Depreciation and amortization	6,297	6,240
Total operating costs and expenses	18,766	18,163
Operating loss	(369)	(273)
Other income (expense):
Interest expense	(1)	(3)
Other income (expense), net	101	(185)
Total other income (expense), net	100	(188)
Loss before provision for income taxes	(269)	(461)
Income tax (expense) benefit	(125)	4,543
Net (loss) income	$(394)	$4,082
(Loss) earnings per share:
Basic	$(0.03)	$0.31
Diluted	$(0.03)	$0.30
Weighted average shares outstanding:
Basic	13,263	13,157
Diluted	13,263	13,416

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2020	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	17	—	—	—	17
Issuance of restricted stock	—	—	95	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	485	—	—	—	486
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	4,082	—	—	4,082
BALANCES, March 31, 2020	—	$—	13,273	$133	$110,926	$141,560	38	$(490)	$252,129

BALANCES, January 1, 2021	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Issuance of restricted stock	—	—	62	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	473	—	—	—	474
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(224)	—	—	—	(224)
Net loss	—	—	—	—	—	(394)	—	—	(394)
BALANCES, March 31, 2021	—	$—	13,358	$134	$112,864	$138,892	38	$(490)	$251,400

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(394)	$4,082
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,297	6,240
Deferred income taxes	123	337
Stock-based compensation	474	502
Bad debt allowance	15	21
Gain on sale of assets	—	(68)
Loss (gain) on company owned life insurance	(98)	262
Changes in operating assets and liabilities:
Trade accounts receivables	(855)	(1,434)
Inventory	(100)	1,616
Federal income tax receivable	—	(14,992)
Prepaid expenses and prepaid income taxes	301	344
Accounts payable and accrued liabilities	2,523	1,013
Deferred income	(1,069)	550
Deferred tax liability increase due to tax law change	—	10,103
Other	164	(301)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,381	8,275
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(4,965)	(6,679)
Purchase of company owned life insurance	(17)	(54)
Proceeds from sale of property and equipment	—	68
NET CASH USED IN INVESTING ACTIVITIES	(4,982)	(6,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities, net	—	(2)
Repayments of line of credit, net	(417)	—
Taxes paid related to net share settlement of equity awards	(224)	(149)
NET CASH USED IN FINANCING ACTIVITIES	(641)	(151)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,758	1,459
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,925	11,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,683	$13,051
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1	$3
Income taxes paid	$—	$40
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$—	$4

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with the Company's deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2021 and the results of our operations for the three months ended March 31, 2021 and 2020 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

Revenue Recognition Policy

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our condensed consolidated statements of operations.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor or flare during the rental contract period. Our rental contracts typically range from six to 24 months, with our larger horsepower compressors having contract terms of up to 60 months. Our revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance ASC 842, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the three months ended March 31, 2021. Revenue recognized related to bill and hold arrangements for the three months ended March 31, 2020 was approximately $0.9 million.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months ended March 31, 2021 and 2020:

	Three months ended March 30,
	2021	2020
	(in thousands)
Compressors - sales	$1,891	$852
Flares - sales	46	80
Other (parts/rebuilds) - sales	774	518
Service and maintenance	345	340
Total revenue from contracts with customers	3,056	1,790
Add: ASC 842 rental revenue	15,341	16,100
Total revenue	$18,397	$17,890

Contract Balances

As of March 31, 2021 and December 31, 2020, we had the following receivables and deferred income from contracts with customers:

	March 31, 2021	December 31, 2020
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$2,937	$3,243
Accounts receivable - ASC 842	10,942	9,802
Total Accounts Receivable	$13,879	$13,045
Less: Allowance for doubtful accounts	(1,155)	(1,161)
Total Accounts Receivable, net	$12,724	$11,884

Deferred income	$34	$1,103

The Company recognized sales and rental revenues of $1.1 million and $2,000, respectively, for the three months ended March 31, 2021 that was included in deferred income at the beginning of 2021. For the year ended December 31, 2020, the Company recognized sales and rental revenues of $0.5 million and $73,000, respectively, that was included in deferred income at the beginning of 2020.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of March 31, 2021, the Company did not have revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of March 31, 2021.

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

Recently Issued Accounting Pronouncements

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

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at March 31, 2021 and $221,000 at December 31, 2020, consisted of the following amounts:

	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials - current	$18,619	$18,026
Work-in-process	1,363	1,900
Inventory - current	19,982	19,926
Raw materials - long term (net of allowances of $37 and $221, respectively)	1,105	1,065
Inventory - total	$21,087	$20,991

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

Inventory Allowance

Due to the slow moving nature or obsolescence of a portion of its long-term inventory and inventory related to the periodic retirement of rental equipment, the Company routinely reviews its inventory allowance balance for costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Beginning balance	$(221)	$(24)
Accruals	—	(251)
Write-offs	184	54
Ending balance	$(37)	$(221)

4. Federal Income Tax Receivable

As discussed in Note 2, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of March 31, 2021.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of March 31, 2021 and December 31, 2020, respectively, consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Compressor units	$385,067	$379,623
Work-in-process	2,754	3,764
Rental equipment	387,821	383,387
Accumulated depreciation	(181,385)	(175,802)
Rental equipment, net of accumulated depreciation	$206,436	$207,585

We evaluated our rental equipment for potential impairment as of March 31, 2021, and determined that no such impairment existed as of that date.

6. Credit Facility

Previous Credit Agreement

We had a senior secured revolving credit agreement the ("Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability. Subsequent to March 31, 2021, we entered into a new credit facility. See footnote 10.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2020, and changes during the three months ended March 31, 2021 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	161,334	$24.48	3.48	$—
Granted	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Expired	(16,000)	17.81	—	—
Outstanding, March 31, 2021	145,334	$25.21	3.61	$—
Exercisable, March 31, 2021	145,334	$25.21	3.61	$—

The following table summarizes information about our stock options outstanding at March 31, 2021:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	8,500	0.82	$14.89	8,500	$14.89
$18.01-22.00	20,500	1.97	18.75	20,500	18.75
$22.01-26.00	42,167	4.04	22.90	42,167	22.90
$26.01-30.00	30,000	5.88	28.15	30,000	28.15
$30.01-34.00	44,167	2.97	30.41	44,167	30.41
	145,334	3.61	$25.21	145,334	$25.21

As of March 31, 2021 and December 31, 2020, there were no unvested stock options.

As of March 31, 2021, there was no unrecognized compensation cost related to unvested options. For the three months ended March 31, 2020, total compensation expense for stock options was $17,000. For the three months ended March 31, 2021 there was no compensation expense for stock options.

Restricted Shares/Units

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee of the Company's Board of Directors reviewed his performance in determining the issuance of restricted common stock. Based on this review, which included consideration of the Company's 2020 performance, Mr. Taylor was awarded 109,212 restricted shares/units on March 18, 2021, which vest over three years, in equal annual installments, beginning March 18, 2022. On March 18, 2021, the Compensation Committee awarded 20,000 restricted shares/units to our Vice President of Technical Services, James Hazlett. The restricted shares to Mr. Hazlett vest over three years, in equal annual installments, beginning March 18, 2022. On March 18, 2021, we also awarded and issued 5,612 shares of restricted common stock to each of our three independent members of our Board of Directors as partial payment for their services in 2021. These awards of restricted stock vest one year from the date of grant. Total compensation expense related to these and previously granted restricted stock awards was $474,000 and $485,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was a total of $2.6 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 2.0 years.

A summary of all restricted stock/units activity as of December 31, 2020 and changes during the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	258,101	$12.87	8.61	$2,447
Granted	146,048	8.91	—	1,301
Vested	(85,457)	20.25	—	804
Canceled/Forfeited	(3,333)	12.26	—	31
Outstanding, March 31, 2021	315,359	$9.04	9.26	$2,977

Other Long-Term Incentive Compensation

On April 28, 2020, based on its review of Mr. Taylor's 2019 performance, the Compensation Committee issued a long-term incentive award of $1,061,820 to Mr. Taylor that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. At the time of vesting, each tranche will be payable in cash or common stock at the discretion of the Compensation Committee. On March 18, 2021, based on its review of Mr. Taylor's 2020 performance, the Compensation Committee issued a long-term incentive award of $973,080 to Mr. Taylor that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. In addition, on April 28, 2020, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. On March 18, 2021, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2021. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards to Mr. Taylor and our independent Board members as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $166,000 for the three months ended March 31, 2021. As of March 31, 2021, there was a total of $1.8 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 2.4 years.

8. (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computation:

	Three months ended
	March 31,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(394)	$4,082
Denominator for (loss) earnings per basic common share:
Weighted average common shares outstanding	13,263	13,157
Denominator for (loss) earnings per diluted common share:
Weighted average common shares outstanding	13,263	13,157
Dilutive effect of stock options and restricted shares	—	259
Diluted weighted average shares	13,263	13,416
(Loss) earnings per common share:
Basic	$(0.03)	$0.31
Diluted	$(0.03)	$0.30

For the three months ended March 31, 2021, 315,359 restricted stock/units and 145,334 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

For the three months ended March 31, 2020, options to purchase 182,839 weighted average shares of common stock were not included in the computation of diluted earnings per share due to their antidilutive effect.

9.  Commitments and Contingencies

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

10.  Subsequent Events

On May 11, 2021, we entered into a five year senior secured revolving credit agreement ("Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the Credit Agreement is May 11, 2026. The obligations under the Credit Agreement are secured by a first priority lien on all of our assets, including inventory and accounts receivable along with a first priority lien on a variable number of our leased compressor equipment.

Borrowing Base. At any time before the maturity of the Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2,000,000, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Eurodollar Rate Loan, the Adjusted Eurodollar Rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate fro such day plus 0.50%; and (c) the Adjusted Eurodollar Rate for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 0.25% to 0.75% for Base Rate Loans (as defined in the Credit Agreement) and 1.25% to 1.75% for Eurodollar Rate Loans and for requested letters of credit. Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on Eurodollar Rate Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also have certain financial covenants that are applicable during certain trigger periods specified in the Credit Agreement and require us during such trigger periods to maintain a leverage ratio less than or equal to 3.00 to 1.00 as of the last day of each fiscal quarter and a fixed charge coverage ratio greater than or equal to 1.00 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Credit Agreement and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1,000,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1,000,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations outstanding under the Credit Agreement may be accelerated upon the occurrence of an event of default.

On May 11,2021, we had no amounts outstanding under the Credit Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

Please read Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of March 31, 2021, we had 1,265 natural gas compressors totaling 287,914 horsepower rented to 80 customers compared to 1,383 natural gas compressors totaling 298,143 horsepower rented to 92 customers at March 31, 2020.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rentals and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production, the demand for overall compression services and products is driven by two general factors: an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially unconventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need in recent years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,380 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

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

Given the current economic and industry backdrop, we still expect compressor sales to be low for the remainder of 2021, as exploration and production companies have significantly reduced their capital expenditures budgets.

In regards to our costs, we implemented various cost cutting measures with respect to operating expenses and capital expenditures during the second quarter of 2020. Our operating expense reductions included reductions in our headcount from both layoffs and attrition, wage freezes, centralization of certain processes for better cost control, and the enlistment of our suppliers in our cost cutting efforts. These cost cutting measures helped our financial performance and liquidity during 2020, and we expect these cost cutting measures to continue to benefit our financial performance through the remainder of 2021. In addition, as we have done during prior downturns, we significantly reduced our capital expenditures budget.

Finally, in keeping with current commercial precautions and practices in our industry, we have implemented guidelines to mitigate health risks to our employees and customers during this outbreak. To date, our field operations have continued largely uninterrupted as the U.S. Department of Homeland Security designated our industry as part of our country’s critical infrastructure. Remote work and work process adjustments related to COVID-19 have not impacted our ability to maintain our service operations or caused us to incur significant additional costs. In addition, we have not experienced any supply chain issues in connection with the COVID-19 outbreak.

Results of Operations

Three months ended March 31, 2021, compared to the three months ended March 31, 2020.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021		2020
	(in thousands)
Rental	$15,341	83.4%	$16,100	90.0%
Sales	2,711	14.7%	1,450	8.1%
Service and Maintenance	345	1.9%	340	1.9%
Total	$18,397		$17,890

Total revenue increased 2.8% to $18.4 million for the three months ended March 31, 2021 compared to $17.9 million for the three months ended March 31, 2020. This increase was primarily a result of higher sales revenue (87% increase) during 2021 mainly due to higher compressor sales offset by lower rental revenue (4.7% decrease).

Rental revenue decreased to $15.3 million for the three months ended March 31, 2021 compared to $16.1 million for the same period in 2020. This decrease during the first quarter of 2021 was attributable to decline in our rented units due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand reduction.

As of March 31, 2021, we had 2,238 compressor packages in our fleet, down from 2,316 units at March 31, 2020 due to the retirement of 122 units during the fourth quarter of 2020. The Company's total unit horsepower increased by 1.0% to 441,911 horsepower at March 31, 2021 compared to 437,750 horsepower at March 31, 2020, which reflects the addition to the Company's fleet of 18 high horsepower compressors with 13,880 horsepower over the past 12 months. As of March 31, 2021, we had 1,265 natural gas compressors with a total of 287,914 horsepower rented to 80 customers, compared to 1,383 natural gas compressors with a total of 298,143 horsepower rented to 92 customers as of March 31, 2020. As a result, our total rented horsepower as of March 31, 2021 decreased by 3.4% over the prior twelve months. Our rental fleet had unit utilization as of March 31, 2021, and 2020, respectively, of 56.5% and 59.7%, and our horsepower utilization for the same periods, respectively, was 65.2% and 68.1%. While both our total rented horsepower and total rented units declined during the period, our total rented horsepower only declined by 3.4% contrasted against an 8.5% decline in total rented units. This illustrates the strong demand for our high horsepower units while the demand for our smaller and medium horsepower units has decreased with recent lower commodity prices.

Sales revenue increased to $2.7 million for the three months ended March 31, 2021 compared to $1.5 million for the three months ended March 31, 2020. This increase is mostly attributable to increased compressor sales and, to a lesser extent, increased parts sales during the first quarter of 2021 compared to the same period in 2020. These increased sales reflect marginally improving industry activity levels due to recently stabilized commodity prices and easing of capital constraints on exploration and production companies. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals decreased to $7.2 million during the three months ended March 31, 2021 compared to $7.9 million during the three months ended March 31, 2020. While rental revenues declined 4.7%, this 9.4% decline in costs of rentals is due to additional cost containment efforts related to the industry downturn.

Cost of sales increased 50.4% to $2.6 million during the three months ended March 31, 2021 compared to $1.7 million during the three months ended March 31, 2020. This increase was primarily due to higher compressor sales and, to a lesser degree, higher parts sales during the period. This increase was partially offset by lower labor efficiency due to much lower activity levels at our fabrication facilities partially offset by lower payroll and benefits expenses.

Selling, general, and administrative ("SG&A") expenses increased 22.5% to $2.6 million for the three months ended March 31, 2021 compared $2.2 million during the same period in 2020. This increase in SG&A expenses was primarily attributable to an increase in our deferred compensation liability which resulted in increased SG&A expense. In the first quarter of 2020 we had a decrease in the liability resulting in a recognized gain, thus reducing our SG&A expense. These changes increased SG&A by approximately $468,000. This increase was partially offset by lower professional fees and various other expenses.

Depreciation and amortization expense increased marginally to $6.3 million for the three months ended March 31, 2021 compared to $6.2 million for the three months ended March 31, 2020.  This increase was the result of larger horsepower units being added to the fleet partially offset by unit retirements in the fourth quarter of 2020.

We recorded an income tax expense of approximately $125,000 for the three months ended March 31, 2021 compared to an income tax benefit of $4.5 million for the three months ended March 31, 2020. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods with the period ended March 31, 2020 being significantly impacted by prior year amended returns related to the CARES Act. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net (loss) income) before interest, taxes, depreciation and amortization, as well as non-cash stock compensation, impairment of goodwill, an increase in inventory allowance and inventory write-offs, and retirement of rental equipment.  This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies.  Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net (loss) income, the most directly comparable GAAP financial measure.

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$(394)	$4,082
Interest expense	1	3
Income tax expense (benefit)	125	(4,543)
Depreciation and amortization	6,297	6,240
Non-cash stock compensation expense	474	502
Adjusted EBITDA	$6,503	$6,284

For the three months ended March 31, 2021, Adjusted EBITDA increased $219,000 due primarily to increased sales margins compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2021 and December 31, 2020 are set forth below:

	March 31,	December 31,
	2021	2020
	(in thousands)
Current Assets:
Cash and cash equivalents	$30,683	$28,925
Trade accounts receivable, net	12,724	11,884
Inventory	19,982	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	62	66
Prepaid expenses and other	81	379
Total current assets	75,070	72,718
Current Liabilities:
Accounts payable	1,181	2,373
Accrued liabilities	10,483	6,770
Line of credit	—	417
Current operating leases	169	198
Deferred income	34	1,103
Total current liabilities	11,867	10,861
Total working capital	$63,203	$61,857

For the three months ended March 31, 2021, we invested $5.0 million in rental and property and other equipment. During the first quarter of 2021, we added $4.5 million in new equipment to our rental fleet and $0.5 million mostly in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process decreased by $1.0 million during the three months ended March 31, 2021. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand.

Cash flows

At March 31, 2021, we had cash and cash equivalents of $30.7 million compared to $28.9 million at December 31, 2020. Our cash flows from operating activities of $7.4 million were partially offset by capital expenditures of $5.0 million during the three months ended March 31, 2021.  We had working capital of $63.2 million at March 31, 2021 compared to $61.9 million at December 31, 2020. On December 31, 2020, we had outstanding debt of $417,000, which was all related to our line of credit. We generated cash flows from operating activities of $7.4 million during the first three months of 2021 compared to cash flows provided by operating activities of $8.3 million for the first three months of 2020. The decline in cash flows from operating activities was primarily driven by lower cash receipts on accounts receivable during the first three months of 2021 as well as higher SG&A expenses. These increases were partially offset by slightly higher rental and sales margins.

Strategy

For the remainder of 2021, given the state of the economy and our industry during the COVID-19 pandemic, our plan is to continue to keep our expenses low.  The cost cutting measures that were implemented during the second quarter of 2020 will provide a continuing positive impact over the remainder of this year. For the remainder of 2021, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles.  We believe that cash flows from operations and our current cash position will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Credit Agreement") with Texas Capital Bank, National Association. (the "Lender") with an initial commitment of $20 million, and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the Credit Agreement is May 11, 2026. For further information, see Part II Item 5 - Other Information.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our condensed consolidated financial statements in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2021, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations, which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of the risks associated with our Company and industry.

Item 5. Other Information

Senior Bank Borrowings

On May 11, 2021, we entered into a senior secured revolving credit agreement ("Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million.

Borrowing Base. At any time before the maturity of the Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory (other than inventory constituting eligible compressors), valued at the lower of cost or market value at such time, subject to this component of the borrowing base not exceeding $2,000,000, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Eurodollar Rate Loan, the Adjusted Eurodollar Rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate fro such day plus 0.50%; and (c) the Adjusted Eurodollar Rate for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 0.25% to 0.75% for Base Rate Loans (as defined in the Credit Agreement) and 1.25% to 1.75% for Eurodollar Rate Loans and for requested letters of credit. Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on Eurodollar Rate Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Maturity. The maturity date of the Credit Agreement is May 11, 2026, at which time all amounts borrowed under the Credit Agreement will be due and outstanding letters of credit must be cash collateralized. The Credit Agreement may be terminated early upon our request or the occurrence of an event of default thereunder.

Security. The obligations under the Credit Agreement are secured by a first priority lien on all of our assets, including without limitation inventory and accounts and leases receivable, along with a first priority lien on a variable number of our leased compressor equipment.

Covenants. The Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also have certain financial covenants that are applicable during certain trigger periods specified in the Credit Agreement and require us during such trigger periods to maintain a leverage ratio less than or equal to 3.00 to 1.00 as of the last day of each fiscal quarter and a fixed charge coverage ratio greater than or equal to 1.00 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Credit Agreement and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1,000,000; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1,000,000; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations outstanding under the Credit Agreement may be accelerated upon the occurrence of an event of default.

The descriptions of the Credit Agreement and its related agreements set forth in this Item 5 are not complete and are qualified in their entirety by reference to the full text of such agreements. The Credit Agreement and its related material agreements are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

10.1	2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 20, 2019 and filed with the Securities and Exchange Commission on June 21, 2019.)

10.2	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3	Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)

10.4	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.5	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission December 18, 2012.)

10.6	Credit Agreement dated as of May 11, 2021, among the Natural Gas Services Group, Inc. and NGSG Properties, LLC, a Colorado limited liability company, the banks and other financial institutions identified therein as Lenders from time to time party thereto and Texas Capital Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer.

10.7	Pledge and Security Agreement dated as of May 11, 2021, among Natural Gas Services Group, Inc., the Loan Parties (as defined therein) and Texas Capital Bank, National Association, as Administrative Agent.

10.8	Note dated as of May 11, 2021, by Natural Gas Services Group, Inc. in favor of Texas Capital Bank, National Association, as Lender.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ Micah C. Foster
Stephen C. Taylor	Micah C. Foster
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

May 14, 2021