Form 10-Q
period 2021-06-30
NATURAL GAS SERVICES GROUP INC
filed 2021-08-16
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of August 9, 2021, there were 13,344,888 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$26,173	$28,925
Trade accounts receivable, net of allowance for doubtful accounts of $1,203 and $1,161, respectively	12,229	11,884
Inventory	21,348	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	39	66
Prepaid expenses and other	775	379
Total current assets	72,102	72,718
Long-term inventory, net of allowance for obsolescence of $37 and $221, respectively	1,171	1,065
Rental equipment, net of accumulated depreciation of $187,087 and $175,802, respectively	208,176	207,585
Property and equipment, net of accumulated depreciation of $15,103 and $13,916, respectively	21,180	21,749
Right of use assets - operating leases, net of accumulated amortization of $465 and $356, respectively	375	483
Intangibles, net of accumulated amortization of $2,071 and $2,008, respectively	1,088	1,151
Other assets	2,507	2,050
Total assets	$306,599	$306,801
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,425	$2,373
Accrued liabilities	10,998	6,770
Line of credit	—	417
Current operating leases	131	198
Deferred income	693	1,103
Total current liabilities	14,247	10,861
Deferred income tax liability	41,666	41,890
Long-term operating leases	244	285
Other long-term liabilities	2,541	2,221
Total liabilities	58,698	55,257
Commitments and contingencies (Notes 6 and 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,394 and 13,296 shares issued, respectively	134	133
Additional paid-in capital	113,175	112,615
Retained earnings	136,974	139,286
Treasury Shares, at cost, 213 and 38 shares, respectively	(2,382)	(490)
Total stockholders' equity	247,901	251,544
Total liabilities and stockholders' equity	$306,599	$306,801

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Rental income	$15,613	$15,131	$30,954	$31,231
Sales	1,573	2,008	4,284	3,458
Service and maintenance income	563	266	908	606
Total revenue	17,749	17,405	36,146	35,295
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	9,082	6,629	16,239	14,526
Cost of sales, exclusive of depreciation stated separately below	1,777	1,860	4,392	3,599
Cost of service and maintenance, exclusive of depreciation stated separately below	250	100	298	225
Selling, general and administrative expenses	2,607	2,663	5,255	4,825
Depreciation and amortization	6,326	6,301	12,623	12,541
Total operating costs and expenses	20,042	17,553	38,807	35,716
Operating loss	(2,293)	(148)	(2,661)	(421)
Other income (expense):
Interest expense	(14)	(8)	(16)	(11)
Other income (expense), net	50	378	151	193
Total other income (expense), net	36	370	135	182
Loss before provision for income taxes	(2,257)	222	(2,526)	(239)
Income tax (expense) benefit	339	(57)	213	4,486
Net (loss) income	$(1,918)	$165	$(2,313)	$4,247
(Loss) earnings per share:
Basic	$(0.14)	$0.01	$(0.17)	$0.32
Diluted	$(0.14)	$0.01	$(0.17)	$0.32
Weighted average shares outstanding:
Basic	13,305	13,237	13,284	13,197
Diluted	13,305	13,480	13,284	13,448

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2020	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	17	—	—	—	17
Issuance of restricted stock	—	—	95	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	485	—	—	—	486
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	4,082	—	—	4,082
BALANCES, March 31, 2020	—	—	13,273	133	110,926	141,560	38	(490)	252,129
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	562	—	—	—	562
Net income	—	—	—	—	—	165	—	—	165
BALANCES, June 30, 2020	—	$—	13,286	$133	$111,489	$141,725	38	$(490)	$252,857

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2021	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Issuance of restricted stock	—	—	62	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	473	—	—	—	474
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(224)	—	—	—	(224)
Net loss	—	—	—	—	—	(394)	—	—	(394)
BALANCES, March 31, 2021	—	—	13,358	134	112,864	138,892	38	(490)	251,400
Issuance of restricted stock	—	—	36	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	421	—	—	—	421
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(110)	—	—	—	(110)
Purchase of treasury shares	—	—	—	—	—	—	175	(1,892)	(1,892)
Net loss	—	—	—	—	—	(1,918)	—	—	(1,918)
BALANCES, June 30, 2021	—	$—	13,394	$134	$113,175	$136,974	213	$(2,382)	$247,901

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,313)	$4,247
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,623	12,541
Amortization of debt issuance costs	7	—
Deferred income taxes	(224)	399
Stock-based compensation	896	1,066
Bad debt allowance	65	63
Gain on sale of assets	—	(273)
Loss (gain) on company owned life insurance	(188)	92
Changes in operating assets and liabilities:
Trade accounts receivables	(410)	(2,631)
Inventory	(1,543)	5,262
Federal income tax receivable	—	(14,992)
Prepaid expenses and prepaid income taxes	(369)	(95)
Accounts payable and accrued liabilities	4,281	(536)
Deferred income	(410)	(515)
Deferred tax liability increase due to tax law change	—	10,103
Other	337	71
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,752	14,802
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(12,567)	(10,989)
Purchase of company owned life insurance	(55)	(196)
Proceeds from sale of property and equipment	—	383
Proceeds from sale of deferred compensation mutual fund	—	10
NET CASH USED IN INVESTING ACTIVITIES	(12,622)	(10,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	—	4,601
Repayment of loan	—	(4,601)
Payments of other long-term liabilities, net	(1)	(2)
Payments of debt issuance costs	(237)	—
Repayments of line of credit, net	(417)	—
Purchase of treasury shares	(1,892)	—
Taxes paid related to net share settlement of equity awards	(335)	(149)
NET CASH USED IN FINANCING ACTIVITIES	(2,882)	(151)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,752)	3,859
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,925	11,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,173	$15,451
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$9	$11
Income taxes paid	$—	$63
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$—	$5

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2021 and the results of our operations for the three and six months ended June 30, 2021 and 2020 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the three months ended June 30, 2021. Revenue recognized related to bill and hold arrangements for the six months ended June 30, 2020 was approximately $852,000.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Compressors - sales	$—	$1,360	$1,891	$2,212
Flares - sales	29	160	75	240
Other (parts/rebuilds) - sales	1,544	488	2,318	1,006
Service and maintenance	563	266	908	606
Total revenue from contracts with customers	2,136	2,274	5,192	4,064
Add: ASC 842 rental revenue	15,613	15,131	30,954	31,231
Total revenue	$17,749	$17,405	$36,146	$35,295

Contract Balances

As of June 30, 2021 and December 31, 2020, we had the following receivables and deferred income from contracts with customers:

	June 30, 2021	December 31, 2020
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,778	$3,243
Accounts receivable - ASC 842	9,654	9,802
Total Accounts Receivable	$13,432	$13,045
Less: Allowance for doubtful accounts	(1,203)	(1,161)
Total Accounts Receivable, net	$12,229	$11,884

Deferred income	$693	$1,103

The Company recognized sales and rental revenues of $1.1 million and $2,000, respectively, for the six months ended June 30, 2021 that was included in deferred income at the beginning of 2021. For the year ended December 31, 2020, the Company recognized sales and rental revenues of $533,000 and $73,000, respectively, that was included in deferred income at the beginning of 2020.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of June 30, 2021, the Company did not have revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of June 30, 2021.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at June 30, 2021 and $221,000 at December 31, 2020, consisted of the following amounts:

	June 30, 2021	December 31, 2020
	(in thousands)
Raw materials - current	$20,343	$18,026
Work-in-process	1,005	1,900
Inventory - current	21,348	19,926
Raw materials - long term (net of allowances of $37 and $221, respectively)	1,171	1,065
Inventory - total	$22,519	$20,991

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

A summary of our inventory allowance is as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Beginning balance	$(221)	$(24)
Accruals	—	(251)
Write-offs	184	54
Ending balance	$(37)	$(221)

4. Federal Income Tax Receivable

As discussed in Note 2, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of June 30, 2021.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of June 30, 2021 and December 31, 2020, respectively, consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Compressor units	$390,930	$379,623
Work-in-process	4,333	3,764
Rental equipment	395,263	383,387
Accumulated depreciation	(187,087)	(175,802)
Rental equipment, net of accumulated depreciation	$208,176	$207,585

We evaluated our rental equipment for potential impairment as of June 30, 2021, and determined that no such impairment existed as of that date.

6. Credit Facility

Previous Credit Agreement

We had a senior secured revolving credit agreement the ("Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. Prior to maturation, the outstanding balance of $417,000 was repaid. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability.

New Credit Agreement

On May 11, 2021, we entered into a five year senior secured revolving credit agreement ("New Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the New Credit Agreement is May 11, 2026. The obligations under the New Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment.

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.0 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of June 30, 2021, our allowable borrowing base was $20.0 million.

Interest and Fees. Under the terms of the New Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Eurodollar Rate Loan, the Adjusted Eurodollar Rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Eurodollar Rate for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the New Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 0.25% to 0.75% for Base Rate Loans (as defined in the New Credit Agreement) and 1.25% to 1.75% for Eurodollar Rate Loans and for requested letters of credit. Accrued interest is payable monthly on outstanding principal amounts, provided that accrued interest on Eurodollar Rate Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The New Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we also have certain financial covenants that are applicable during certain trigger periods specified in the Credit Agreement and require us during such trigger periods to maintain a leverage ratio less than or equal to 3.00 to 1.00 as of the last day of each fiscal quarter and a fixed charge coverage ratio greater than or equal to 1.00 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The New Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Credit Agreement and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1.0 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1.0 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations outstanding under the Credit Agreement may be accelerated upon the occurrence of an event of default.

As of June 30, 2021, we were in compliance with all financial covenants in our New Credit Agreement. A default under our New Credit Agreement could trigger the acceleration of our debt such that it is immediately due and payable. Such default would likely limit our ability to access other credit. At June 30, 2021, we had no amounts outstanding under the New Credit Agreement.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2020, and changes during the six months ended June 30, 2021 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	161,334	$24.48	3.48	$—
Granted	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Expired	(16,000)	17.81	—	—
Outstanding, June 30, 2021	145,334	$25.21	3.37	$—
Exercisable, June 30, 2021	145,334	$25.21	3.37	$—

The following table summarizes information about our stock options outstanding at June 30, 2021:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	8,500	0.57	$14.89	8,500	$14.89
$18.01-22.00	20,500	1.72	18.75	20,500	18.75
$22.01-26.00	42,167	3.79	22.90	42,167	22.90
$26.01-30.00	30,000	5.63	28.15	30,000	28.15
$30.01-34.00	44,167	2.72	30.41	44,167	30.41
	145,334	3.37	$25.21	145,334	$25.21

As of June 30, 2021 and December 31, 2020, there were no unvested stock options.

As of June 30, 2021, there was no unrecognized compensation cost related to unvested options. For the six months ended June 30, 2020, total compensation expense for stock options was $18,000. For the six months ended June 30, 2021 there was no compensation expense for stock options.

Restricted Shares/Units

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee of the Company's Board of Directors reviewed his performance in determining the issuance of restricted common stock. Based on this review, which included consideration of the Company's 2020 performance, Mr. Taylor was awarded 109,212 restricted shares/units on March 18, 2021, which vest over three years, in equal annual installments, beginning March 18, 2022. On March 18, 2021, the Compensation Committee awarded 20,000 restricted shares to our Vice President of Technical Services, James Hazlett. The restricted shares to Mr. Hazlett vest over three years, in equal annual installments, beginning March 18, 2022. On June 17, 2021, the Compensation Committee awarded 5,000 restricted shares to our Vice President and Chief Financial Officer, Micah C. Foster. The restricted shares granted to Mr. Foster vest over 3 years, in equal annual installments, beginning on June 17, 2021. On March 18, 2021, we also awarded and issued 5,612 shares of restricted common stock to each of our three independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we awarded and issued 5,291 shares of restricted common stock to a newly appointed member of our Board of Directors as partial payment for his services in 2021. These awards of restricted stock vest one year from the date of grant. Total compensation expense related to these and previously granted restricted stock awards was $896,000 and $485,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was a total of $2.2 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 1.9 years.

A summary of all restricted stock/units outstanding as of December 31, 2020 and activity during the six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	258,101	$12.87	1.61	$2,447
Granted	156,339	8.93	—	1,406
Vested	(134,788)	14.94	—	1,258
Canceled/Forfeited	(3,333)	12.26	—	31
Outstanding, June 30, 2021	276,319	$9.63	2.27	$2,841

Other Long-Term Incentive Compensation

On April 28, 2020, based on its review of Mr. Taylor's 2019 performance, the Compensation Committee issued a long-term incentive award of $1.1 million to Mr. Taylor that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. At the time of vesting, each tranche was or will be payable in cash or common stock at the discretion of the Compensation Committee. On March 18, 2021, based on its review of Mr. Taylor's 2020 performance, the Compensation Committee issued a long-term incentive award of $973,080 to Mr. Taylor that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. In addition, on April 28, 2020, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. On March 18, 2021, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we issued a $50,000 award to a newly appointed independent member of our Board of Directors as partial payment for his services in 2021. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards to Mr. Taylor and our independent Board members as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $381,000 for the six months ended June 30, 2021. As of June 30, 2021, there was a total of $1.6 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 2.1 years.

8. (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computation:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(1,918)	$165	$(2,313)	$4,247
Denominator for (loss) earnings per basic common share:
Weighted average common shares outstanding	13,305	13,237	13,284	13,197
Denominator for (loss) earnings per diluted common share:
Weighted average common shares outstanding	13,305	13,237	13,284	13,197
Dilutive effect of stock options and restricted stock/units	—	243	—	251
Diluted weighted average shares	13,305	13,480	13,284	13,448
(Loss) earnings per common share:
Basic	$(0.14)	$0.01	$(0.17)	$0.32
Diluted	$(0.14)	$0.01	$(0.17)	$0.32

For the three and six months ended June 30, 2021, 276,319 restricted stock/units and 145,334 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

For the three months ended June 30, 2020, 168,334 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect.

For the six months ended June 30, 2020, 175,587 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

Stock Repurchase Program

On August 12, 2019, the Company announced the Board of Directors had authorized the repurchase of up to $10.0 million of its outstanding shares of common stock in the open market, block trades or privately negotiated transactions. The timing and extent of any repurchase is subject to the discretion of management and is dependent upon market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to purchase any shares and was set to expire on September 30, 2020, subject to earlier termination of the program by the Board of Directors. On October 23, 2020, the Board of Directors authorized the extension of the repurchase program through September 30, 2021. The repurchase program may be modified, suspended or terminated at any time without notice, in the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations and other factors deemed appropriate. The Company intends to finance the repurchases with existing liquidity and free cash flow. For the six months ended June 30, 2021, the Company repurchased 175,007 of its outstanding shares of common stock with a value of $1.9 million, at an average price of $10.81. As of June 30, 2021, the Company has repurchased 212,943 of its outstanding shares of common stock with a value of $2.4 million, at an average price of $11.19. As of June 30, 2021, the Company had approximately $7.6 million remaining under the repurchase authorization. For further information, see Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

10.  Subsequent Events

None

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of June 30, 2021, we had 1,245 natural gas compressors totaling 287,365 horsepower rented to 79 customers compared to 1,273 natural gas compressors totaling 284,373 horsepower rented to 84 customers at June 30, 2020.

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

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. While commodity prices have stabilized during late 2020 and through the first six months of 2021, activity levels of exploration and production companies have been and will be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with drilling activity.

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

Results of Operations

Three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021		2020
	(in thousands)
Rental	$15,613	88.0%	$15,131	86.9%
Sales	1,573	8.9%	2,008	11.6%
Service and Maintenance	563	3.1%	266	1.5%
Total	$17,749		$17,405

Total revenue increased 2.0% to $17.7 million for the three months ended June 30, 2021 compared to $17.4 million for the three months ended June 30, 2020. This increase was primarily a result of higher rental revenue (3.2% increase) during 2021 offset by lower sales revenue (22% decrease).

Rental revenue increased to $15.6 million for the three months ended June 30, 2021 compared to $15.1 million for the same period in 2020. This increase during the second quarter of 2021 was attributable to higher horse power compression rentals as these units carry a higher revenue rate than our lower horse power units.

As of June 30, 2021, we had 2,257 compressor packages in our fleet, down from 2,335 units at June 30, 2020 due to the retirement of 122 units during the fourth quarter of 2020. The Company's total unit horsepower remained flat at 446,803 horsepower at June 30, 2021 compared to 446,805 horsepower at June 30, 2020, which reflects the addition to the Company's fleet of 16 high horsepower compressors with 7,780 horsepower over the past 12 months. As of June 30, 2021, we had 1,245 natural gas compressors with a total of 287,365 horsepower rented to 79 customers, compared to 1,273 natural gas compressors with a total of 284,373 horsepower rented to 84 customers as of June 30, 2020. As a result, our total rented horsepower as of June 30, 2021 increased by 1.1% over the last twelve months. Our rental fleet had unit utilization as of June 30, 2021, and 2020, respectively, of 55.2% and 54.5%, and our horsepower utilization for the same periods, respectively, was 64.3% and 63.6%. While our total rented units declined during the period, our total rented horsepower increased by 1.1% contrasted against an 2.2% decline in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has decreased with recent lower commodity prices.

Sales revenue decreased to $1.6 million for the three months ended June 30, 2021 compared to $2.0 million for the three months ended June 30, 2020. This decrease is mostly attributable to decreased compressor sales partially offset by increased parts sales during the second quarter of 2021 compared to the same period in 2020. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Cost of rentals increased to $9.1 million during the three months ended June 30, 2021 compared to $6.6 million during the three months ended June 30, 2020. While rental revenues increased 3.2%, this 37.0% increase in costs of rentals is primarily due to labor and parts expenses related to a significant increase in repair and maintenance work on our rental fleet as well as increased costs related to newly set units which experience higher upfront costs than typical run rates. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales decreased 4.5% to $1.8 million during the three months ended June 30, 2021 compared to $1.9 million during the three months ended June 30, 2020. This decrease was primarily due to lower compressor sales partially offset by higher parts sales during the period.

Selling, general, and administrative ("SG&A") expenses decreased 2.1% to $2.6 million for the three months ended June 30, 2021 compared $2.7 million during the same period in 2020. This decrease in SG&A expenses was primarily attributable to a decrease in restricted stock compensation expense partially offset by increased health insurance expenses.

Depreciation and amortization expense was unchanged at $6.3 million for the three months ended June 30, 2021 compared to $6.3 million for the three months ended June 30, 2020.  This was the result of larger horsepower units being added to the fleet partially offset by unit retirements in the fourth quarter of 2020.

We recorded an income tax benefit of approximately $339,000 for the three months ended June 30, 2021 compared to an income tax (expense) of $(57,000) for the three months ended June 30, 2020. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%.

Six months ended June 30, 2021, compared to the six months ended June 30, 2020.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020
	(in thousands)
Rental	$30,954	85.6%	$31,231	88.5%
Sales	4,284	11.9%	3,458	9.8%
Service and Maintenance	908	2.5%	606	1.7%
Total	$36,146		$35,295

Total revenue increased 2.4% to $36.1 million for the six months ended June 30, 2021 compared to $35.3 million during the nine months ended June 30, 2020. This increase was primarily a result of higher sales revenue (23.9% increase) during the first six months of 2021 mainly due to higher parts sales offset by lower rental revenue (0.9% decrease).

Rental revenue decreased to $31.0 million for the six months ended June 30, 2021 compared to $31.2 million during the six months ended June 30, 2020.  This decrease during the first six months of 2021 was attributable to well shut-ins and unit returns due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand destruction, partially offset by a greater number of large horsepower units being rented.

As of June 30, 2021, we had 2,257 compressor packages in our fleet, down from 2,335 units at June 30, 2020. The Company's total unit horsepower remained unchanged at 446,803 horsepower at June 30, 2021 compared to 446,805 horsepower at June 30, 2020, which reflects the addition to the Company's fleet of 16 high horsepower compressors with 7,780 horsepower over the past 12 months, partially offset by the retirement of 122 low horsepower units during the fourth quarter of 2020. As of June 30, 2021, we had 1,245 natural gas compressors with a total of 287,365 horsepower rented to 79 customers, compared to 1,273 natural gas compressors with a total of 284,373 horsepower rented to 84 customers as of June 30, 2020. As a result, our total rented horsepower as of June 30, 2021 increased by 1.1% over the last twelve months. Our rental fleet had unit utilization as of June 30, 2021, and 2020, respectively, of 55.2% and 54.5%, while our horsepower utilization for the same periods, respectively, was 64.3% and 63.6%. While both our unit utilization and horsepower utilization increased over the last twelve months, the decreases in rental revenues for the six months ended June 30, 2021was due to the fact that the six month period ended June 30, 2020 was buoyed by rental rates realized during the first quarter of 2020 that had minimal impact from the COVID-19 pandemic.

Sales revenue increased to $4.3 million for the six months ended June 30, 2021 compared to $3.5 million for the same period in 2020. This increase is mostly attributable to an increase in parts sales partially offset by a decrease in compressor sales. The reduction in compressor sales reflect significantly reduced industry activity levels due to the COVID-19 pandemic, lower commodity prices and severe capital constraints on exploration and production companies. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals increased 11.8% to $16.2 million during the six months ended June 30, 2021 compared to $14.5 million during the six months ended June 30, 2020. This increase was primarily due to labor and parts expenses related to a significant increase in repair and maintenance work on our rental fleet. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales increased 22.0% to $4.4 million during the six months ended June 30, 2021 compared to $3.6 million during the six months ended June 30, 2020. This increase during the first six months of 2021 was primarily due to an increase in parts sales. This increase during the first six months of 2021 also reflects lower labor efficiency due to much lower activity levels at our fabrication facilities that was partially offset by lower payroll and benefits expenses.

Selling, general, and administrative expenses increased 8.9% to $5.3 million for the six months ended June 30, 2021 compared to $4.8 million for the same period in 2020. SG&A expenses during the first six months of 2021 were impacted by an unrealized loss ($305,000) on deferred compensation, while these expenses were impacted by a small unrealized gain ($42,000) on deferred compensation during the first six months of 2020. In addition, officer and director cash long-term incentive expenses increased approximately $255,000 during the first six months of 2021. These increases were partially offset by a reduction in professional fees ($240,000) and restricted stock expense ($152,000).

Depreciation and amortization expense increased 0.7% to $12.6 million for the six months ended June 30, 2021 compared to $12.5 million for the six months ended June 30, 2020.  This increase was the result of larger horsepower units being added to the fleet. We added 42 units (approximately 12,804 horsepower) to our fleet over the past 12 months. Sixteen of those units were 400 horsepower or larger, representing 61% of the horsepower added.

We recorded an income tax benefit of $213,000 for the six months ended June 30, 2021 compared to an income tax benefit of $4.5 million for the six months ended June 30, 2020. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods with the period ended June 30, 2020 being significantly impacted by prior year amended returns related to the CARES Act.

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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$(1,918)	$165	$(2,313)	$4,247
Interest expense	14	8	16	11
Income tax expense (benefit)	(339)	57	(213)	(4,486)
Depreciation and amortization	6,326	6,301	12,623	12,541
Non-cash stock compensation expense	422	563	896	1,066
Adjusted EBITDA	$4,505	$7,094	$11,009	$13,379

For the three months ended June 30, 2021, Adjusted EBITDA decreased $2.6 million (36.5%) due primarily to a $2.5 million increase in costs of rentals compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, Adjusted EBITDA decreased $2.4 million (17.7%) due primarily to a $1.7 million increase in costs of rentals as well as increased cash SG&A expenses when compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2021 and December 31, 2020 are set forth below:

	June 30,	December 31,
	2021	2020
	(in thousands)
Current Assets:
Cash and cash equivalents	$26,173	$28,925
Trade accounts receivable, net	12,229	11,884
Inventory	21,348	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	39	66
Prepaid expenses and other	775	379
Total current assets	72,102	72,718
Current Liabilities:
Accounts payable	2,425	2,373
Accrued liabilities	10,998	6,770
Line of credit	—	417
Current operating leases	131	198
Deferred income	693	1,103
Total current liabilities	14,247	10,861
Total working capital	$57,855	$61,857

For the six months ended June 30, 2021, we invested $12.6 million in rental and property and other equipment. During the second quarter of 2021, we added $12.0 million in new equipment to our rental fleet and $617,000 mostly in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $569,000 during the six months ended June 30, 2021. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand.

Cash flows

At June 30, 2021, we had cash and cash equivalents of $26.2 million compared to $28.9 million at December 31, 2020. Our cash flows from operating activities of $12.8 million were partially offset by capital expenditures of $12.6 million during the six months ended June 30, 2021.  We had working capital of $57.9 million at June 30, 2021 compared to $61.9 million at December 31, 2020. On December 31, 2020, we had outstanding debt of $417,000, which was all related to our line of credit. We generated cash flows from operating activities of $12.8 million during the first six months of 2021 compared to cash flows provided by operating activities of $14.8 million for the first six months of 2020. The decline in cash flows from operating activities was primarily driven by higher costs of rentals during the first six months of 2021 as well as higher SG&A expenses. These increases were partially offset by slightly higher sales margins.

Strategy

For the remainder of 2021, given the state of the economy and our industry during the COVID-19 pandemic, our plan is to continue to manage our operating expenses and capital expenditures. For the remainder of 2021, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles.  We believe that cash flows from operations and our current cash position will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2021, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements and purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we did not sell any securities which were not registered under the Securities Act of 1933. The following table summarizes our purchases of shares of common stock during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended June 30, 2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
(in thousands)
April 1, 2021 to April 30, 2021	—	$—	—	$9,510
May 1, 2021 to May 31, 2021	48,108	10.44	48,108	9,010
June 1, 2021 to June 30, 2021	126,899	$10.96	126,899	$7,618

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

3 Our Board of directors authorized the repurchase of up to $10.0 million of our outstanding Common Stock in the open market (pursuant to Rule 10b5-1 plans or otherwise), block trades or privately negotiated transactions. On October 23, 2020, the repurchase program, which was initially set to expire on September 30, 2020, was extended to September 30, 2021. The amounts in this column indicate the remaining amounts that may yet be expended to repurchase shares under this authorization.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.
1
2
3

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

August 13, 2021