Form 10-Q
period 2021-09-30
NATURAL GAS SERVICES GROUP INC
filed 2021-11-12
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 8, 2021, there were 13,038,719 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$24,424	$28,925
Trade accounts receivable, net of allowance for doubtful accounts of $1,150 and $1,161, respectively	11,594	11,884
Inventory	21,392	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	33	66
Prepaid expenses and other	668	379
Total current assets	69,649	72,718
Long-term inventory, net of allowance for obsolescence of $37 and $221, respectively	1,250	1,065
Rental equipment, net of accumulated depreciation of $192,827 and $175,802, respectively	208,396	207,585
Property and equipment, net of accumulated depreciation of $15,293 and $13,916, respectively	21,120	21,749
Right of use assets - operating leases, net of accumulated amortization of $519 and $356, respectively	321	483
Intangibles, net of accumulated amortization of $2,102 and $2,008, respectively	1,057	1,151
Other assets	2,513	2,050
Total assets	$304,306	$306,801
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,120	$2,373
Accrued liabilities	13,621	6,770
Line of credit	—	417
Current operating leases	94	198
Deferred income	693	1,103
Total current liabilities	15,528	10,861
Deferred income tax liability	41,448	41,890
Long-term operating leases	227	285
Other long-term liabilities	2,578	2,221
Total liabilities	59,781	55,257
Commitments and contingencies (Notes 6 and 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,394 and 13,296 shares issued, respectively	134	133
Additional paid-in capital	113,596	112,615
Retained earnings	135,717	139,286
Treasury Shares, at cost, 471 and 38 shares, respectively	(4,922)	(490)
Total stockholders' equity	244,525	251,544
Total liabilities and stockholders' equity	$304,306	$306,801

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Rental income	$16,195	$14,861	$47,149	$46,092
Sales	1,472	536	5,756	3,994
Service and maintenance income	578	368	1,486	974
Total revenue	18,245	15,765	54,391	51,060
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	8,826	6,760	25,065	21,286
Cost of sales, exclusive of depreciation stated separately below	1,563	997	5,955	4,596
Cost of service and maintenance, exclusive of depreciation stated separately below	327	138	625	363
Selling, general and administrative expenses	2,705	2,493	7,960	7,318
Depreciation and amortization	6,387	6,318	19,010	18,859
Total operating costs and expenses	19,808	16,706	58,615	52,422
Operating loss	(1,563)	(941)	(4,224)	(1,362)
Other income (expense):
Interest expense	(25)	(2)	(40)	(13)
Other income, net	119	214	270	407
Total other income (expense), net	94	212	230	394
Loss before provision for income taxes	(1,469)	(729)	(3,994)	(968)
Income tax benefit	212	167	425	4,653
Net (loss) income	$(1,257)	$(562)	$(3,569)	$3,685
(Loss) earnings per share:
Basic	$(0.10)	$(0.04)	$(0.27)	$0.28
Diluted	$(0.10)	$(0.04)	$(0.27)	$0.27
Weighted average shares outstanding:
Basic	13,121	13,248	13,225	13,214
Diluted	13,121	13,248	13,225	13,471

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2020	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	17	—	—	—	17
Issuance of restricted stock	—	—	95	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	485	—	—	—	486
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	4,082	—	—	4,082
BALANCES, March 31, 2020	—	—	13,273	133	110,926	141,560	38	(490)	252,129
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	13	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	562	—	—	—	562
Net income	—	—	—	—	—	165	—	—	165
BALANCES, June 30, 2020	—	—	13,286	133	111,489	141,725	38	(490)	252,857
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	4	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	562	—	—	—	562
Net loss	—	—	—	—	—	(562)	—	—	(562)
BALANCES, September 30, 2020	—	$—	13,290	$133	$112,052	$141,163	38	$(490)	$252,858

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2021	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Issuance of restricted stock	—	—	62	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	473	—	—	—	474
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(224)	—	—	—	(224)
Net loss	—	—	—	—	—	(394)	—	—	(394)
BALANCES, March 31, 2021	—	—	13,358	134	112,864	138,892	38	(490)	251,400
Issuance of restricted stock	—	—	36	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	421	—	—	—	421
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(110)	—	—	—	(110)
Purchase of treasury shares	—	—	—	—	—	—	175	(1,892)	(1,892)
Net loss	—	—	—	—	—	(1,918)	—	—	(1,918)
BALANCES, June 30, 2021	—	—	13,394	134	113,175	136,974	213	(2,382)	247,901
Compensation expense on restricted common stock	—	—	—	—	421	—	—	—	421
Purchase of treasury shares	—	—	—	—	—	—	258	(2,540)	(2,540)
Net loss	—	—	—	—	—	(1,257)	—	—	(1,257)
BALANCES, September 30, 2021	—	$—	13,394	$134	$113,596	$135,717	471	$(4,922)	$244,525

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,569)	$3,685
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,010	18,859
Amortization of debt issuance costs	18	—
Deferred income taxes	(442)	233
Stock-based compensation	1,316	1,628
Bad debt allowance	65	287
Gain on sale of assets	(127)	(284)
Loss (gain) on company owned life insurance	(162)	19
Changes in operating assets and liabilities:
Trade accounts receivables	225	(1,565)
Inventory	(1,682)	3,793
Federal income tax receivable	—	(11,083)
Prepaid expenses and prepaid income taxes	(256)	(86)
Accounts payable and accrued liabilities	5,599	2,174
Deferred income	(410)	(57)
Deferred tax liability increase due to tax law change	—	10,103
Other	373	226
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,958	27,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(19,080)	(11,964)
Purchase of company owned life insurance	(98)	(254)
Proceeds from sale of property and equipment	141	394
Proceeds from sale of deferred compensation mutual fund	—	10
NET CASH USED IN INVESTING ACTIVITIES	(19,037)	(11,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	—	4,601
Repayment of loan	—	(4,601)
Payments of other long-term liabilities, net	(1)	(2)
Payments of debt issuance costs	(237)	—
Repayments of line of credit, net	(417)	—
Purchase of treasury shares	(4,432)	—
Taxes paid related to net share settlement of equity awards	(335)	(149)
NET CASH USED IN FINANCING ACTIVITIES	(5,422)	(151)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,501)	15,967
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,925	11,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,424	$27,559
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25	$13
Income taxes paid	$—	$95
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$—	$52

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2021 and the results of our operations for the three and nine months ended September 30, 2021 and 2020 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

Revenue Recognition Policy

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), except for rental revenue as discussed below. Under ASC 606, revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our condensed consolidated statements of operations.

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

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the nine months ended September 30, 2021. Revenue recognized related to bill and hold arrangements for the nine months ended September 30, 2020 was approximately $852,000.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Compressors - sales	$—	$—	$1,891	$2,211
Flares - sales	74	67	149	308
Other (parts/rebuilds) - sales	1,398	469	3,716	1,475
Service and maintenance	578	368	1,486	974
Total revenue from contracts with customers	2,050	904	7,242	4,968
Add: ASC 842 rental revenue	16,195	14,861	47,149	46,092
Total revenue	$18,245	$15,765	$54,391	$51,060

Contract Balances

As of September 30, 2021 and December 31, 2020, we had the following receivables and deferred income from contracts with customers:

	September 30, 2021	December 31, 2020
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,359	$3,243
Accounts receivable - ASC 842	9,385	9,802
Total Accounts Receivable	$12,744	$13,045
Less: Allowance for doubtful accounts	(1,150)	(1,161)
Total Accounts Receivable, net	$11,594	$11,884

Deferred income	$693	$1,103

The Company recognized sales and rental revenues of $1.1 million and $2,000, respectively, for the nine months ended September 30, 2021 that was included in deferred income at the beginning of 2021. For the year ended December 31, 2020, the Company recognized sales and rental revenues of $533,000 and $73,000, respectively, that was included in deferred income at the beginning of 2020.

The decreases of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of September 30, 2021, the Company did not have revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of September 30, 2021.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at September 30, 2021 and $221,000 at December 31, 2020, consisted of the following amounts:

	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials - current	$20,381	$18,026
Work-in-process	1,011	1,900
Inventory - current	21,392	19,926
Raw materials - long term (net of allowances of $37 and $221, respectively)	1,250	1,065
Inventory - total	$22,642	$20,991

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Beginning balance	$(221)	$(24)
Accruals	—	(251)
Write-offs	184	54
Ending balance	$(37)	$(221)

4. Federal Income Tax Receivable

As discussed in Note 2, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of September 30, 2021.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of September 30, 2021 and December 31, 2020, respectively, consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Compressor units	$397,426	$379,623
Work-in-process	3,797	3,764
Rental equipment	401,223	383,387
Accumulated depreciation	(192,827)	(175,802)
Rental equipment, net of accumulated depreciation	$208,396	$207,585

We evaluated our rental equipment for potential impairment as of September 30, 2021, and determined that no such impairment existed as of that date.

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

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.0 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of September 30, 2021, our allowable borrowing base was $20.0 million.

Interest and Fees. Under the terms of the New Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Eurodollar Rate Loan, the Adjusted Eurodollar Rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Eurodollar Rate for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the New Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 0.25% to 0.75% for Base Rate Loans (as defined in the New Credit Agreement) and 1.25% to 1.75% for Eurodollar Rate Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the New Credit Agreement is in effect at an annual rate equal to 0.25% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Eurodollar Rate Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

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

As of September 30, 2021, we were in compliance with all financial covenants in our New Credit Agreement. At September 30, 2021, we had no amounts outstanding under the New Credit Agreement.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2020, and changes during the nine months ended September 30, 2021 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	161,334	$24.48	3.48	$—
Granted	—	—	—	—
Cancelled / Forfeited	—	—	—	—
Expired	(16,000)	17.81	—	—
Outstanding, September 30, 2021	145,334	$25.21	3.11	$—
Exercisable, September 30, 2021	145,334	$25.21	3.11	$—

The following table summarizes information about our stock options outstanding at September 30, 2021:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	8,500	0.32	$14.89	8,500	$14.89
$18.01-22.00	20,500	1.47	18.75	20,500	18.75
$22.01-26.00	42,167	3.53	22.90	42,167	22.90
$26.01-30.00	30,000	5.38	28.15	30,000	28.15
$30.01-34.00	44,167	2.47	30.41	44,167	30.41
	145,334	3.11	$25.21	145,334	$25.21

As of September 30, 2021 and December 31, 2020, there were no unvested stock options.

As of September 30, 2021, there was no unrecognized compensation cost related to unvested options. For the nine months ended September 30, 2021 there was no compensation expense for stock options. For the nine months ended September 30, 2020, total compensation expense for stock options was $18,000.

Restricted Shares/Units

In accordance with the Company's employment agreement with Stephen Taylor, the Company's Chief Executive Officer, the Compensation Committee of the Company's Board of Directors reviewed his performance in determining the issuance of restricted common stock. Based on this review, which included consideration of the Company's 2020 performance, Mr. Taylor was awarded 109,212 restricted shares on March 18, 2021, which vest over three years, in equal annual installments, beginning March 18, 2022. On March 18, 2021, the Compensation Committee awarded 20,000 restricted shares to our Vice President of Technical Services, James Hazlett. The restricted shares to Mr. Hazlett vest over three years, in equal annual installments, beginning March 18, 2022. On June 17, 2021, the Compensation Committee awarded 5,000 restricted shares to our Vice President and Chief Financial Officer, Micah C. Foster. The restricted shares granted to Mr. Foster vest over 3 years, in equal annual installments, beginning on June 17, 2022. On March 18, 2021, we also awarded and issued 5,612 shares of restricted common stock to each of our three independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we awarded and issued 5,291 shares of restricted common stock to a newly appointed member of our Board of Directors as partial payment for his services in 2021. These awards of restricted stock vest one year from the date of grant. Total compensation expense related to these and previously granted restricted stock awards was $1.3 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was a total of $1.8 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 1.7 years.

A summary of all restricted stock/units outstanding as of December 31, 2020 and activity during the nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	258,101	$12.87	1.61	$2,447
Granted	156,339	8.93		1,406
Vested	(134,788)	14.94		1,258
Canceled/Forfeited	(3,333)	12.26		31
Outstanding, September 30, 2021	276,319	$9.63	2.03	$2,868

Other Long-Term Incentive Compensation

On April 28, 2020, based on its review of Mr. Taylor's 2019 performance, the Compensation Committee issued a long-term incentive award of $1.1 million to Mr. Taylor that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. At the time of vesting, each tranche was or will be payable in cash or common stock at the discretion of the Compensation Committee. On March 18, 2021, based on its review of Mr. Taylor's 2020 performance, the Compensation Committee issued a long-term incentive award of $973,080 to Mr. Taylor that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. In addition, on April 28, 2020, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. On March 18, 2021, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we issued a $50,000 award to a newly appointed independent member of our Board of Directors as partial payment for his services in 2021. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards to Mr. Taylor and our independent Board members as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $600,000 and $252,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was a total of $1.4 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 2.0 years.

8. (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(1,257)	$(562)	$(3,569)	$3,685
Denominator for (loss) earnings per basic common share:
Weighted average common shares outstanding	13,121	13,248	13,225	13,214
Denominator for (loss) earnings per diluted common share:
Weighted average common shares outstanding	13,121	13,248	13,225	13,214
Dilutive effect of stock options and restricted stock/units	—	—	—	257
Diluted weighted average shares	13,121	13,248	13,225	13,471
(Loss) earnings per common share:
Basic	$(0.10)	$(0.04)	$(0.27)	$0.28
Diluted	$(0.10)	$(0.04)	$(0.27)	$0.27

For the three and nine months ended September 30, 2021, 276,319 restricted stock/units and 145,334 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

For the three months ended September 30, 2020, 262,781 restricted stock/units and 166,334 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2020, 10,774 restricted stock/units and 171,900 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

Stock Repurchase Program

On August 12, 2019, the Company announced the Board of Directors had authorized the repurchase of up to $10.0 million of its outstanding shares of common stock in the open market, block trades or privately negotiated transactions. The timing and extent of any repurchase is subject to the discretion of management and is dependent upon market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to purchase any shares and was set to expire on September 30, 2020, subject to earlier termination of the program by the Board of Directors. On October 23, 2020, the Board of Directors authorized the extension of the repurchase program through September 30, 2021. The repurchase program may be modified, suspended or terminated at any time without notice, in the Company’s discretion, based upon a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, the need for capital in the Company’s operations and other factors deemed appropriate. The Company intends to finance the repurchases with existing liquidity and free cash flow. For the nine months ended September 30, 2021, the Company repurchased 432,731 of its outstanding shares of common stock with a value of $4.4 million, at an average price of $10.24. As of September 30, 2021, the expiration date of the plan, the Company had repurchased 470,667 of its outstanding shares of common stock with a value of $4.9 million, at an average price of $10.46. On September 30, 2021, the Board of Directors authorized a new repurchase plan for up to $10.0 million of its outstanding shares of common stock in the open market, block trades or privately negotiated transactions. The terms of the new plan remain unchanged from the terms of the plan that expired on September 30, 2021. For further information, see Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

10.  Subsequent Events

None.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of September 30, 2021, we had 1,221 natural gas compressors totaling 288,706 horsepower rented to 78 customers compared to 1,278 natural gas compressors totaling 286,488 horsepower rented to 82 customers at September 30, 2020.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics, and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers, and other components, and our assembling of these components on skids for delivery to customer locations. The major components of our compressor packages are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently require lead times between two to three months with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors; however, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. While commodity prices have stabilized during late 2020 and through the first nine months of 2021, activity levels of exploration and production companies have been and will be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with drilling activity.

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

While oil and natural gas prices have recovered from these historic lows, we still expect compressor sales to be low for the remainder of 2021, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression.

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

Results of Operations

Three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2021 and 2020.

	Three months ended September 30,
	2021		2020
	(in thousands)
Rental	$16,195	88.8%	$14,861	94.3%
Sales	1,472	8.1%	536	3.4%
Service and Maintenance	578	3.1%	368	2.3%
Total	$18,245		$15,765

Total revenue increased 15.7% to $18.2 million for the three months ended September 30, 2021 compared to $15.8 million for the three months ended September 30, 2020. This increase was primarily a result of higher rental revenue (9.0% increase) during 2021 as well as higher sales revenue (175% increase).

Rental revenue increased to $16.2 million for the three months ended September 30, 2021 compared to $14.9 million for the same period in 2020. This increase during the third quarter of 2021 was attributable to higher horsepower compression rentals as these units carry a higher revenue rate than our lower horsepower units.

As of September 30, 2021, we had 2,275 compressor packages in our fleet, down from 2,339 units at September 30, 2020 due to the retirement of 122 units during the fourth quarter of 2020. The Company's total unit horsepower increased to 452,283 horsepower at September 30, 2021 compared to 449,133 horsepower at September 30, 2020, due to the addition to the Company's fleet of 21 high horsepower compressors with 8,400 horsepower over the past 12 months. As of September 30, 2021, we had 1,221 natural gas compressors with a total of 288,706 horsepower rented to 78 customers, compared to 1,278 natural gas compressors with a total of 286,488 horsepower rented to 82 customers as of September 30, 2020. As a result, our total rented horsepower as of September 30, 2021 increased by 0.8% over the last twelve months. Our rental fleet had unit utilization as of September 30, 2021, and 2020, respectively, of 53.7% and 54.6%, and our horsepower utilization for the same period ends remained steady at 63.8%. While our total rented units declined during the period, our total rented horsepower increased by 0.8% contrasted against a 4.5% decline in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has not recovered in line with recent commodity price increases.

Sales revenue increased to $1.5 million for the three months ended September 30, 2021 compared to $536,000 for the three months ended September 30, 2020. This increase is mostly attributable to increased parts sales during the third quarter of 2021 compared to the same period in 2020. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Cost of rentals increased to $8.8 million during the three months ended September 30, 2021 compared to $6.8 million during the three months ended September 30, 2020. While rental revenues increased 9.0%, this 30.6% increase in costs of rentals is primarily due to labor and parts expenses related to a significant increase in repair and maintenance work on our rental fleet as well as increased costs related to newly set units which experience higher upfront costs than typical run rates. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales increased 56.8% to $1.6 million during the three months ended September 30, 2021 compared to $1.0 million during the three months ended September 30, 2020. This increase was primarily due to higher parts sales during the period.

Selling, general, and administrative ("SG&A") expenses increased 8.5% to $2.7 million for the three months ended September 30, 2021 compared $2.5 million during the same period in 2020. This increase in SG&A expenses was primarily attributable to an increase in estimated executive bonus compensation expense and increased health insurance costs partially offset by decreased stock compensation expenses.

Depreciation and amortization expense increased marginally to $6.4 million for the three months ended September 30, 2021 compared to $6.3 million for the three months ended September 30, 2020.  This was the result of larger horsepower units being added to the fleet partially offset by unit retirements in the fourth quarter of 2020.

We recorded an income tax benefit of approximately $212,000 for the three months ended September 30, 2021 compared to an income tax benefit of $167,000 for the three months ended September 30, 2020. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%.

Nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020
	(in thousands)
Rental	$47,149	86.7%	$46,092	90.3%
Sales	5,756	10.6%	3,994	7.8%
Service and Maintenance	1,486	2.7%	974	1.9%
Total	$54,391		$51,060

Total revenue increased 6.5% to $54.4 million for the nine months ended September 30, 2021 compared to $51.1 million during the nine months ended September 30, 2020. This increase was primarily a result of higher sales revenue (44.1% increase) during the first nine months of 2021 mainly due to higher parts sales as well as higher rental revenue (2.3% increase).

Rental revenue increased to $47.1 million for the nine months ended September 30, 2021 compared to $46.1 million during the nine months ended September 30, 2020.  This increase during the first nine months of 2021 was attributable to well shut-ins and unit returns due to a significant drop in oil prices resulting from the COVID-19 pandemic and crude oil demand destruction that negatively impacted the nine months ended September 30, 2020. In addition, rental revenues were positively impacted by increases in higher horsepower rentals.

Sales revenue increased to $5.8 million for the nine months ended September 30, 2021 compared to $4.0 million for the same period in 2020. This increase is mostly attributable to an increase in parts sales partially offset by a decrease in compressor sales. The reduction in compressor sales reflects a shift in capital concentration from our customers as more customers have elected to rent compression units rather than allocating capital dollars towards buying new compressors. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals increased 17.8% to $25.1 million during the nine months ended September 30, 2021 compared to $21.3 million during the nine months ended September 30, 2020. This increase was primarily due to labor and parts expenses related to a significant increase in repair and maintenance work on our rental fleet as well as increased costs related to newly set units which experience higher upfront costs than typical run rates. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales increased 29.6% to $6.0 million during the nine months ended September 30, 2021 compared to $4.6 million during the nine months ended September 30, 2020. This increase during the first nine months of 2021 was primarily due to an increase in parts sales. This increase during the first nine months of 2021 also reflects lower labor efficiency due to much lower activity levels at our fabrication facilities that was partially offset by lower payroll and benefits expenses.

Selling, general, and administrative expenses increased 8.8% to $8.0 million for the nine months ended September 30, 2021 compared to $7.3 million for the same period in 2020. SG&A expenses during the first nine months of 2021 were impacted by an increase in expected executive bonus compensation expense and officer and director cash long-term incentive expenses. These increases were partially offset by a reduction in professional fees and restricted stock expense.

Depreciation and amortization expense increased 0.8% to $19.0 million for the nine months ended September 30, 2021 compared to $18.9 million for the nine months ended September 30, 2020.  This increase was the result of larger horsepower units being added to the fleet. We added 51 units (approximately 14,060 horsepower) to our fleet over the past 12 months. Twenty-one of those units were 400 horsepower or larger, representing 60% of the horsepower added.

We recorded an income tax benefit of $425,000 for the nine months ended September 30, 2021 compared to an income tax benefit of $4.7 million for the nine months ended September 30, 2020. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods with the period ended September 30, 2020 being significantly impacted by prior year amended returns related to the CARES Act.

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
•it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating structure; and
•it is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$(1,257)	$(562)	$(3,569)	$3,685
Interest expense	25	2	40	13
Income tax expense (benefit)	(212)	(167)	(425)	(4,653)
Depreciation and amortization	6,387	6,318	19,010	18,859
Non-cash stock compensation expense	420	563	1,316	1,629
Adjusted EBITDA	$5,363	$6,154	$16,372	$19,533

For the three months ended September 30, 2021, Adjusted EBITDA decreased $0.8 million (12.9%) due primarily to a $2.1 million increase in costs of rentals compared to the three months ended September 30, 2020. This decrease was partially offset by increased revenues. For the nine months ended September 30, 2021, Adjusted EBITDA decreased $3.2 million (16.2%) due primarily to a $3.8 million increase in costs of rentals when compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2021 and December 31, 2020 are set forth below:

	September 30,	December 31,
	2021	2020
	(in thousands)
Current Assets:
Cash and cash equivalents	$24,424	$28,925
Trade accounts receivable, net	11,594	11,884
Inventory	21,392	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	33	66
Prepaid expenses and other	668	379
Total current assets	69,649	72,718
Current Liabilities:
Accounts payable	1,120	2,373
Accrued liabilities	13,621	6,770
Line of credit	—	417
Current operating leases	94	198
Deferred income	693	1,103
Total current liabilities	15,528	10,861
Total working capital	$54,121	$61,857

For the nine months ended September 30, 2021, we invested $19.1 million in rental and property and other equipment. During the nine months ended September 30, 2021, we added $17.9 million in new equipment to our rental fleet and $1.2 million mostly in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $33,000 during the nine months ended September 30, 2021. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand.

Cash flows

At September 30, 2021, we had cash and cash equivalents of $24.4 million compared to $28.9 million at December 31, 2020. Our cash flows from operating activities of $20.0 million were partially offset by capital expenditures of $19.1 million during the nine months ended September 30, 2021.  We had working capital of $54.1 million at September 30, 2021 compared to $61.9 million at December 31, 2020. On December 31, 2020, we had outstanding debt of $417,000, which was all related to our line of credit. We generated cash flows from operating activities of $20.0 million during the first nine months of 2021 compared to cash flows provided by operating activities of $27.9 million for the first nine months of 2020. The decline in cash flows from operating activities was primarily driven by higher costs of rentals during the first nine months of 2021 as well as higher SG&A expenses. These increases were partially offset by slightly higher sales margins.

Strategy

For the remainder of 2021, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions. For the remainder of 2021, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles.  We believe that cash flows from operations and our current cash position will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million, and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the Credit Agreement is May 11, 2026. As of September 30, 2021, we did not have any borrowings outstanding under the Credit Agreement.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2021, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we did not sell any securities which were not registered under the Securities Act of 1933. The following table summarizes our purchases of shares of common stock during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended September 30, 2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
				(in thousands)
July 1, 2021 to July 31, 2021	79,487	$9.94	79,487	$6,827
August 1, 2021 to August 31, 2021	68,868	$9.89	68,868	$6,146
September 1, 2021 to September 30, 2021	109,369	$9.76	109,369	$10,000

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

3 Our Board of directors authorized the repurchase of up to $10.0 million of our outstanding Common Stock in the open market (pursuant to Rule 10b5-1 plans or otherwise), block trades or privately negotiated transactions. On October 23, 2020, the repurchase program, which was initially set to expire on September 30, 2020, was extended to September 30, 2021. On September 30, 2021, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our outstanding Common Stock in the open market (pursuant to Rule 10b5-1 plans or otherwise), block trades or privately negotiated transactions. This repurchase program is set to expire on September 30, 2022. The amounts in this column indicate the remaining amounts that may yet be expended to repurchase shares under these authorizations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

10.1	2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 20, 2019 and filed with the Securities and Exchange Commission on June 21, 2019.)

10.2	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3	Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)

10.4	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

*10.5	Amended Annual Incentive Bonus Plan

10.6	Credit Agreement dated as of May 11, 2021, among the Natural Gas Services Group, Inc. and NGSG Properties, LLC, a Colorado limited liability company, the banks and other financial institutions identified therein as Lenders from time to time party thereto and Texas Capital Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer.

10.7	Pledge and Security Agreement dated as of May 11, 2021, among Natural Gas Services Group, Inc., the Loan Parties (as defined therein) and Texas Capital Bank, National Association, as Administrative Agent.

10.8	Note dated as of May 11, 2021, by Natural Gas Services Group, Inc. in favor of Texas Capital Bank, National Association, as Lender.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ Micah C. Foster
Stephen C. Taylor	Micah C. Foster
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

November 12, 2021	November 12, 2021