Form 10-K
period 2021-12-31
NATURAL GAS SERVICES GROUP INC
filed 2022-03-18
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐                  No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was approximately $129,415,763 based on the closing price of the common stock on that date on the New York Stock Exchange.

At March 14, 2022, there were 12,717,486 shares of the Registrant's common stock outstanding.

Documents incorporated by reference

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 16, 2022.

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

"flare" –  A tall stack equipped with burners used as a safety device at wellheads, refining facilities, gas processing plants, and chemical plants. Flares are used for the combustion and disposal of combustible gases. The gases are piped to a remote, usually elevated, location and burned in an open flame in the open air using a specially designed burner tip, auxiliary fuel, and steam or air. Combustible gases are flared most often due to emergency relief, overpressure, process upsets, startups,
i

shutdowns and other operational safety reasons. Natural gas that is uneconomical for sale is also flared. Often natural gas is flared as a result of the unavailability of a method for transporting such gas to markets.

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

The Company

We are a provider of natural gas compression equipment and services to the energy industry. We manufacture, fabricate, rent, sell and maintain natural gas compressors and flare systems for oil and natural gas production and plant facilities. We are headquartered in Midland, Texas, with fabrication facilities located in Tulsa, Oklahoma and Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S.

We have shifted our focus over the last several years to medium to large horsepower applications that apply to natural gas associated with oil-weighted production. Our primary customers are exploration and production companies that utilize our compressor units for artificial lift applications, i.e., production enhancement enabled with high-pressure gas compression equipment, on unconventional oil wells on single and multi-well pads. In addition, our customer base includes oil and natural gas exploration and production ("E&P") companies that are focused on natural gas-weighted production (with typically smaller horsepower applications) as well as midstream companies. The Company's largest rental area is the Permian Basin (approximately 51.8% of rental revenues in 2021), with the large majority of its remaining rental revenue being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin.

Our revenue increased 6.4% to $72.4 million for the year ended December 31, 2021 from $68.1 million for the year ended December 31, 2020. This increase was largely the result of our rental revenues increasing 4.6% to $63.6 million in 2021 from $60.8 million in 2020 as well as sales revenue increasing 21.7% to $6.9 million in 2021 from $5.7 million in 2020. For the year ended December 31, 2021 the Company reported a net loss of $9.2 million as compared to net income of $1.8 million for the year ended December 31, 2020. In addition, the Company's adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 24.8% to $18.7 million in 2021 from $24.9 million in 2020. See "Item 6, Selected Financial Data, Non-GAAP Financial Measures" for a reconciliation of adjusted EBITDA to its closest GAAP financial measure, net (loss) income.

At December 31, 2021, current assets were $65.1 million, which included $22.9 million of cash and cash equivalents.  Current liabilities were $20.3 million at year end 2021. Our stockholders' equity as of December 31, 2021 was $235.9 million.

Please see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

Our Operating Units

We identify our operating units based upon major revenue sources as Rental, Sales and Service and Maintenance.

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

As of December 31, 2021, we had 2,023 natural gas compressors in our rental fleet totaling 418,041 horsepower.  Of this total, we had 1,254 natural gas compressors totaling 297,808 horsepower rented to 83 customers. The utilization rate of our rental fleet as of December 31, 2021 was 62.0%, while our horsepower utilization for the same period was 71.2%. We added 65 units with approximately 18,035 horsepower to our fleet during 2021. 25 of those units were 400 horsepower or larger, representing approximately 56% of the horsepower added.

Engineered Equipment Sales.  This operating unit includes the following components:

•Compressor fabrication.  Fabrication involves the design, fabrication and assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale. In addition to fabricating compressors for our rental fleet, we engineer and fabricate custom-made natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought. Fabricated compressors comprised 27.5% of our sales revenue during 2021.

•Parts sales and compressor rebuilds.  To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for small horsepower screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business. Parts sales and compressor rebuilds comprised 67.2% of our sales revenue during 2021.

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

Business Strategy

Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•Expand rental fleet.  We intend to prudently increase the size of our medium and large horsepower rental fleet by fabricating compressor units in numbers that correspond to pre-contracted agreements with our customers and to market share gains we seek to achieve. We believe our future growth will be primarily driven through our placement of larger horsepower, centralized wellhead natural gas compressors for unconventional oil production, with select fabrication of medium horsepower compressors to meet customer demand beyond our inventory.

•Geographic expansion.  We will continue to expand our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. Our largest rental area is the Permian Basin (approximately 51.8% of rental revenues in 2021), where we have continued to gain market share and believe we have the most expansion opportunities going forward. The large majority of the Company's remaining rental revenue is being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin.

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

Overview and Outlook

The market for compression equipment and services is dependent on the condition of the oil and natural gas industry, including the capital expenditure budgets of domestic oil and gas companies. The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. In addition, while some recent capital budget increases have occurred, capital expenditure budgets of energy companies have become significantly more constrained over the last several years due to the deterioration of energy equity markets and strong demands from institutional investors that companies keep capital spending within operating cash flow and return capital through dividends and share repurchases. While our rental agreements are not typically capital in nature, overall capital investment typically drives our customers demand for incremental compression needs. Oil and natural gas prices and the level of development and production activity have historically been characterized by significant volatility.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments led to significant weakness in oil prices and ensuing reductions of exploration and production company capital and operating budgets. In recent months, oil and natural gas prices have shown significant increases but we believe energy company capital budgets have not increased at the same levels which continues to adversely affect our compressor sales.

Finally, due to supply chain disruptions as a result of the COVID-19 pandemic, we continue to experience cost increases and sporadic availability of many of our parts needed to fabricate and maintain our rental fleet. While we have a robust supplier network, pricing pressure from our customers and competitors presents challenges in increasing our rental rates to offset these increased costs. Our relationship with our major customer continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected. Please read Item 1A, Risk Factors, in this report.

Major Customers

Sales and rental income to Occidental Permian, LTD. ("Oxy") for the years ended December 31, 2021 and 2020 amounted to 40% and 30% of our revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2021 or 2020.

Oxy amounted to 46% of our accounts receivable as of December 31, 2021 and 35% of our accounts receivable as of December 31, 2020. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2021 and 2020. The loss of this key customer would have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2021, we had a sales backlog of approximately $1.5 million compared to $1.4 million as of December 31, 2020. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that currently require three to six months of lead time prior to delivery of the order.

Employees

As of December 31, 2021, we had 247 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

Government Regulation

All of our operations and facilities are subject to numerous federal, state, foreign and local laws, rules and regulations related to various aspects of our business, including containment and disposal of hazardous materials, water quality and wastewater discharges, oilfield waste and other waste materials and protection of human health.

To date, we have not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material and we could incur liabilities for noncompliance. And as noted below, we may be indirectly affected by environmental laws that affect our customers.

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

Further, as discussed below under the heading "Climate Change", President Biden has announced that he intends to take aggressive action to address climate-related issues and to set the United States on a path to be carbon-neutral by 2050.

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

Safe Drinking Water Act. Some of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed from time to time and the federal government continues to consider legislation to amend the SDWA. Some states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. Additional levels of regulation or interpretation are adopted at the federal or state level could lead to increased operating costs and prohibitions or curtailment of current hydraulic practices could reduce demand for our compression services, which could materially adversely affect our results of operations and financial position.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controls at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These standards expanded the 2012 standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in November 2021, the EPA proposed a rule to further reduce methan and VOC emissions from new and existing sources in the oil and gas sector. These standards, as well as any future laws and their implementing regulations, may impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

We are also subject to air regulation at the state level. For example, sources of air emissions within Texas are controlled by the Texas Commission on Environmental Quality (“TCEQ”). Air emission sources that emit at greater than de minimis levels must obtain a permit prior to operation through the TCEQ. In addition, TCEQ has implemented revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for a number of counties in the Barnett Shale production area that established new emissions standards for engines, which impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. Expansion by the TCEQ of this type of program and the adoption of similar regulations in other states may increase our compliance costs.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other Greenhouse Gases (“GHG”) endanger public health and the environment, federal legislation has been donsidere to reduce GHG emissions. At the federal level, the government could seek to pursue legislative, regulatory or executive initiatives that may impose significant restrictions on fossil-fuel exploration and production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Other energy legislation and initiatives could include a carbon tax, methane fee or cap and trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure or well construction requirements on oil and gas activities. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. The EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions of certain large GHG emissions sources, including petroleum and natural gas facilities, such as natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. In addition, the Department of Transportation (the “DOT”) has implemented GHG emissions limits on vehicles manufactured for operation in the United States.

At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. President Biden pledged the renewed participation of the United States on his first day in office. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom that resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with these pacts, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. Also in November 2021, President Biden signed a $1 trillion dollar infrastructure bill into law. The new infrastructure law includes several climate-focused investments, including upgrades to power grids to accommodate increased use of renewable energy and expansion of electric vehicle infrastructure. Although it is not possible at this time to predict what additional domestic legislation may be adopted in light of the Paris Agreement or the Glasgow Climate Pact, or how legislation or new regulations that may be adopted based on the Paris Agreement or the Glasgow Climate Pact to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our compressors could require us to incur costs to reduce emissions of GHGs associated with our operations and could decrease demand for oil and natural gas.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, in 2019, Colorado passed a bill which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Likewise, the New Mexico Environment Department has adopted regulations to restrict the venting or flaring of methane.

Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers and oil and gas field service providers (such as the Company) as shareholders currently invested in fossil-fuel energy and related service companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy and related companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities of our customers, which in turn could have a material adverse effect on our compressor rental and sale business.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or additional operating restrictions or reduced demand for our compressor products and services, and could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the COVID-19 outbreak poses the risk that our suppliers may be prevented from conducting their business at sufficient levels to provide us with necessary equipment and supplies in a timely and sufficient amount. We have experienced no significant supply disruptions but have incurred longer than normal delivery estimates. To the extent we have difficulties in obtaining needed products and supplies in a timely manner, our results of operations and financial position may be adversely affected.

Available Information

We use our website as a channel of distribution for Company information. We make available free of charge on the Investor Relations section of our website ( www.ngsgi.com ) our Annual Report on Form 10-K, Quarterly Reports on Form 10-

Q, and Current Reports on Form 8-K. We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors. Paper copies of our filings are also available, without charge upon written request. Please mail requests to Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, TX 79705. The information contained on our website is not part of this Report.

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
•the cost of developing alternative energy sources;
•environmental regulation; and
•tax policies.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments led to significant weakness in oil prices and ensuing reductions of E&P company capital and operating budgets. While economic and industry conditions have improved, further or increased outbreaks of COVID-19 could impact our financial condition and results of operations in 2022 and perhaps beyond, as further discussed in risk factors below.

In addition, the continued spread of the virus into our workforce could prevent us meeting the demands of our customers and adequately servicing existing compressors. Similarly, if our customers or suppliers experience adverse business consequences due to COVID-19, demand for our equipment and services could also be adversely affected. The magnitude and duration of potential social, economic and labor instability as a direct result of COVID-19 cannot be estimated at this time. Should any of these potential impacts continue for an extended period of time, the impact on our business could have an adverse effect on our financial position and results of operations.

Adverse macroeconomic and business conditions may significantly and negatively affect our results of operations.

As a result of the COVID-19 outbreak discussed above and other economic conditions in the United States and abroad, our revenue and profitability has been and will likely continue to be adversely affected. The condition of domestic and global financial markets and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could also become significant. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for oil and natural gas would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

Additionally, if we are not able to pass along increases to our costs due to inflation on parts, fluids, labor and other aspects of our business, it may adversely affect our results of operations and cash flows.

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

Increasing attention to environmental, social and governance matters and future related reporting requirements may impact our business, financial results and stock price.

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

Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union that apply to financial market participants. In the United States, such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. We expect regulatory requirements related to ESG matters to continue to expand globally. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

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

International, national and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting greenhouse gas (GHG) emissions. Compliance with climate action regulations applicable to our customers' operations may have significant implications that could adversely affect our business and operating results in the fossil fuel sectors, and boosting demand for technologies contributing to the climate action agenda.

In the United States, the U.S. Environmental Protection Agency (EPA) has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA's Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry. In addition, the U.S. government has proposed rules in the past setting GHG emissions standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry. Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil fuel sectors. We are unable to predict whether and when the proposed changes in laws or regulations ultimately will occur or what they ultimately will require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business. Other developments focused on restricting GHG emissions include the Regional Greenhouse Gas Initiative, the Western Climate Action initiative, and various state programs implementing the California Global Warming Solutions Act of 2006 (known as Assembly Bill 32).

Requirements and voluntary initiatives to reduce greenhouse gas emissions, as well as increased climate change awareness, may result in increased costs for the oil and gas industry to curb greenhouse gas emissions and could have an adverse impact on demand for oil and natural gas.

International, national, and state governments, agencies and bodies continue to evaluate and promulgate regulations and voluntary initiatives that are focused on restricting GHG emissions. These requirements and initiatives are likely to become more stringent over time and to result in increased costs for the oil and gas industry to curb GHG emissions. In addition, these developments, and public perception relating to climate change, may curtail production and demand for hydrocarbons such as oil and natural gas by shifting demand towards and investment in relatively lower carbon energy sources such as wind, solar and alternative energy solutions. If renewable energy becomes more competitive than fossil-fuel energy globally, it could have a material effect on our results of operations.

The potential for climate related changes may pose future risks to our operations and those of our customers.

These changes can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g. flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g. drought, desertification, or poor water quality). Such changes have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity.

Risks Associated With Our Company

A significant majority of our compressor rentals are for terms of six months or less which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area.  In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment.  Of the 1,254 compressors rented at December 31, 2021, 827 were rented on a month-to-month basis. Given the volatility of the oil and gas market, we cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates.  The inability to timely renew or re-rent a substantial portion of our compressor rental fleet has and will have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

A significant amount of our revenues and accounts receivable are related to one customer and a loss of this customer or other current customers could adversely affect our results of operations.

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 40% of our revenue for the year ended December 31, 2021, and the same customer accounted for an aggregate of approximately 30% of our revenue for the year ended December 31, 2020. At December 31, 2021, this same customer accounted for an aggregate of 46% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by our significant customer or other important customers would negatively impact our cash flow and current assets.

Loss of key members of our management could adversely affect our business.

In keeping with our streamlined approach to our business, our executive management team consists of three officers: our (i) Chief Executive Officer, (ii) Chief Financial Officer and (iii) Vice President of Technical Services. We depend on the continued employment and performance of these three key members of our executive management team. In particular, we are significantly reliant upon the leadership and guidance of Stephen C. Taylor, who has been our President, Chief Executive Officer and Board member since 2004. In addition to his management duties, Mr. Taylor has been instrumental in our communications and standing with the investment community. If any of our key executives resign or become unable to continue in their present role and is not adequately replaced, our business operations could be materially adversely affected. We do not carry any key-man insurance on any of our officers or directors.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets are weak, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values and liquidity substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our products and services in 2022. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

During 2022, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

During the past year, we funded our capital expenditures through cash flows from operations. Although we believe that cash on hand and cash flows from our operations and/or potential bank borrowing from line of credit will provide us with sufficient cash to fund our planned capital expenditures for 2022, we cannot assure you that these sources will be sufficient. We may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

If we borrow under our credit line and are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

We believe that our current cash position and anticipated cash flow from operations and the amount available under our line of credit will be sufficient to meet our capital needs through 2022. However, if we were to materially borrow under our line of credit or other borrowing arrangements, it is possible that our business will not generate sufficient cash flow from operations to meet any debt service requirements and the payment of principal when due depending on the amount of borrowings at any given time. If this were to occur, we may be forced to:
•sell assets at disadvantageous prices;
•obtain additional financing; or
•refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current credit agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our current credit agreement, we must:
•comply with various leverage, commitment coverage and other customary ratios;
•not exceed specified levels of debt
•comply with limits on asset sales;
•comply with limits on cash dividends;
•and other customary limitations.

Our ability to meet the financial ratios and tests under our credit agreement can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests. A breach of any one of these covenants or requirements could permit the lending organization to accelerate outstanding amounts so that it is immediately due and payable. If a breach occurs, no further borrowings would be available under our credit arrangement.  If we are unable to repay any outstanding amounts, the lending organization could proceed against and foreclose on the assets we pledged as collateral to secure payment of our indebtedness.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the Securities and Exchange Commission in February 2022, an aggregate of approximately 27.9% of the outstanding shares of our common stock are owned by four institutional investors, each of which owns more than 5% of our outstanding shares as of the date of their respective filings in February 2022. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.5% of the outstanding shares of our common stock as of March 14, 2022, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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
•advance notice for nominations of directors by shareholders and for shareholders to include matters to be considered at our annual meeting;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2021:

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

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings in the ordinary course of our business.  While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our financial position, results of operations or cash flow. We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any material threatened litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. As of December 31, 2021 as reflected by our transfer agent records, we had 15 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 14, 2022, the last reported sale price of our common stock as reported by the New York Stock Exchange was $11.82 per share.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2021:

Plan Category	(a) Number of securities to vest or be issued upon exercise of outstanding options		(b) Weighted-average issuance or exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	200,834	(1)	$21.17	345,003
2019 Equity Incentive Plan	276,319		$9.67	47,135
Total	477,153			392,138

(1)    Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2021. The following table summarizes our purchases of shares of common stock during the three months ended December 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended December 31, 2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under Plans or Programs[3]
Common Stock
				(dollars in thousands)
October 1, 2021 to October 31, 2021	101,481	$11.57	101,481	$8,908
November 1, 2021 to November 30, 2021	110,243	$11.53	110,243	$7,637
December 1, 2021 to December 31, 2021	92,950	$10.51	92,950	$6,660
1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our consolidated financial statements included in this Form 10-K, the impact of these repurchases is recorded according to the settlement dates.

3 On September 30, 2021, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding Common Stock in the open market (pursuant to Rule 10b5-1 plans or otherwise), block trades or privately negotiated transactions. This repurchase program is set to expire on September 30, 2022. The amounts in this column indicate the remaining amounts that may yet be expended to repurchase shares under these authorizations.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2021 and 2020. You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of December 31, 2021, we had 1,254 natural gas compressors totaling 297,808 horsepower rented to 83 customers, compared to 1,274 natural gas compressors totaling 287,646 horsepower rented to 80 customers at December 31, 2020. Of the 1,254 compressors rented at December 31, 2021, 827 were rented on a month-to-month basis.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a a minimum three to six month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors; however, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Rental	$63,624	$60,826
Sales	6,882	5,657
Service and maintenance	1,914	1,572
Total	$72,420	$68,055

Our strategy for growth is focused on our compressor rental business. Margins, exclusive of depreciation and amortization, for our rental business historically run in the mid-40% to low-60% range, while margins for the compressor sales business tend to be in the mid-20% range. If our rental business grows and contributes a larger percentage of our total revenues, we expect our overall company-wide margins, exclusive of depreciation and amortization, to improve over time.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rental and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production the demand for overall compression services and products is driven by two general factors; an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need in recent years and have shifted our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,500 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During 2019, we witnessed a moderation of crude oil prices as well as drilling and completion activity levels. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Activity levels of exploration and production companies have been and will continue to be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity.

For fiscal year 2022, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are not anticipated to exceed our internally generated cash flows. Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles. We believe that cash on hand and cash flows from operations will be sufficient to satisfy our capital and liquidity requirements through 2022. If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be on acceptable terms.

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
•accounting for long-lived assets; and
•accounting for inventory.

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
Long-Lived Assets

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

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company accesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. For the year ended December 31, 2021, inventory allowance and write-off totaled $0.2 million. We ended 2021 with an inventory allowance balance of $64,000.

Our Performance Trends and Outlook

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments led to significant weaknesses in oil prices and ensuing reductions of exploration and production company capital and operating budgets. Oil markets largely recovered in 2021, and prices have continued to rise in the early months of 2022.

With the increases in oil prices, we expect rental demand for our large and medium horsepower units to remain strong for the remainder of 2022. In terms of sales, we expect minimal compressor sales for the year due to shifts in capital expenditure budget concentrations throughout the industry, including those of our major customers, as many upstream producers prefer to rent compression as opposed to purchasing units as part of their capital budget allocations. Finally, we have recently experienced and expect to continue to experience supply chain disruptions. While we believe we have a strong vendor network that provides flexibility in sourcing needed materials, we have incurred longer than normal wait times for certain components as well as increases in costs. Lastly, our relationship with our major customers continues to be strong, and they have continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.

While management anticipates that the industry and economic impact of the pandemic may have a negative effect on its results of operations in 2022 and perhaps beyond, the degree to which these factors will impact our business remains uncertain. Please read Item 1A, Risk Factors, in this report.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2021 and 2020.

	Revenue
	Year Ended December 31,
	2021		2020
	(dollars in thousands)
Rental	$63,624	87.9%	$60,826	89.4%
Sales	6,882	9.5%	5,657	8.3%
Service & Maintenance	1,914	2.6%	1,572	2.3%
Total	$72,420		$68,055

Total revenue increased to $72.4 million from $68.1 million, or 6.4%, for the year ended December 31, 2021 compared to 2020. This increase was mainly a result of increased rental revenue (4.6% increase) primarily due to a greater number of large horsepower units being rented as well as higher sales revenue (21.7% increase) primarily due to increased parts sales partially offset by decreased compressor sales.

Rental revenue increased to $63.6 million (4.6%) from $60.8 million for the year ended December 31, 2021 compared to 2020. As of December 31, 2021, we had 2,023 natural gas compressors in our rental fleet, down from 2,224 units at year end 2020. In addition, the Company's total unit horsepower decreased by 4.7% to 418,041 at December 31, 2021 compared to 438,524 horsepower year end 2020. However, as of December 31, 2021, we had 1,254 natural gas compressors totaling 297,808 horsepower rented to 83 customers, compared to 1,274 natural gas compressors totaling 287,646 horsepower rented to 80 customers as of December 31, 2020. This increase in rented horsepower reflects the addition of 25 high horsepower compressors with 10,020 horsepower to the Company's fleet during 2021. The rental fleet had a unit utilization as of December 31, 2021 and 2020 of 62.0% and 57.3%, respectively, while our horsepower utilization for the same periods was 71.2% and 65.6%, respectively. The increase in both utilization metrics was mainly the result of the addition and increased demand for our higher horsepower units.

Sales revenue increased to $6.9 million from $5.7 million for the year ended December 31, 2021, compared to 2020. This increase in largely attributable to an increase in parts sales during 2021. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Company management routinely reviews its inventory balances for obsolescence. Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of certain rental equipment, management recorded an increase of $208,000 in the inventory allowance reserve for costs that may not be recoverable in the future. We ended 2021 with an inventory allowance balance of $64,000.

Company management routinely reviews its rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 263 units should be retired from our rental fleet. Accordingly, we recorded a $3.1 million loss on retirement of rental equipment during the year ended December 31, 2021.

Operating loss increased to $12.4 million for the year ended December 31, 2021 compared to an operating loss of $3.6 million for the year ended December 31, 2020. The increase in operating loss was mainly due to 1) an $8.1 million increase in costs of rentals primarily related to a significant increase in repair and maintenance work on our rental fleet as well as increased costs related to newly set units which experience higher upfront costs than typical run rates and 2) a $2.8 million increase in loss related to the retirement of 263 units. During the year ended December 31, 2021 we had 233 newly set units during the year, of which 51 units were 400 horsepower or larger. Upon initial installation, these units require oil volumes and other materials that exceed general run rate costs. In addition, we experienced higher than normal repair and maintenance needs for our rental fleet during the year. Consistent with our recent shift to a higher horsepower fleet concentration, these large horsepower units are more cost intensive to repair than our legacy fleet. While we have routine repair and maintenance requirements, we believe a large portion of these costs are one-time in nature. These increases were partially offset by higher rental and sales revenues.

Selling, general, and administrative expenses remained relatively unchanged at $10.8 million for the year ended December 31, 2021, as compared to $10.6 million for 2020. This 2.0% increase was primarily the result of increases in health insurance costs.

Depreciation and amortization expense increased to $25.4 million from $25.2 million, or 0.8%, for the year ended December 31, 2021, compared to 2020.  The increase is the result of higher capital expenditures for larger horsepower units being added to the fleet. We added 65 units (approximately 18,035 horsepower) to our fleet during the twelve-month period ended December 31, 2021. Twenty-five of those units were 400 horsepower or larger, representing approximately 56% of the horsepower added.

Income tax benefit decreased to $2.6 million from $4.8 million for the year ended December 31, 2021 compared to 2020. Our effective tax rate for both years differs from the U.S. federal statutory rate of 21%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act allows federal net operating losses ("NOL") incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019. The Company filed its NOL carryback claims for 2018 and 2019 during 2020. Accordingly, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which, along with year-end provision adjustments, reduced its federal income tax receivable to $11.5 million on its consolidated balance sheet as of December 31, 2021. In addition, the Company recorded a current income tax benefit of $4.8 million on its consolidated statement of operations for the year ended December 31, 2020. Our income tax benefit in 2021 was largely due to our net loss before income taxes of $11.8 million.

Adjusted Gross Margin Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2021 and December 31, 2020.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2021		2020
	(dollars in thousands)
Rental	$26,986	42.4%	$32,320	53.1%
Sales	(947)	(13.8)%	(554)	(9.8)%
Service & Maintenance	1,016	53.1%	858	54.6%
Total	$27,055	37.4%	$32,624	47.9%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures" below.

Our overall adjusted gross margin percentage decreased to 37.4% for the year ended December 31, 2021 compared to 47.9% for the year ended December 31, 2020, exclusive of depreciation and amortization. Our decrease in gross margins is mainly due to an increase in costs of rentals. While rental revenues increased 4.6% over 2020, our costs of rentals increased 28.5% primarily driven by a significant increase in repair and maintenance work on our rental fleet as well as increased costs related to newly set units which experience higher upfront costs than typical run rates. Rental revenues comprised 88% of our total revenues for the year ended December 31, 2021 compared to 89% of total revenues for the year ended December 31, 2020. While rental activity inherently realizes higher adjusted gross margins, the significant increase in costs of rentals beyond the increase in rental revenues resulted in a large reduction in total gross margins. Sales margin decreased to (13.8)% in 2021 from (9.8)% in 2020. While sales revenues increased 21.7%, this increase was attributable to increased parts sales, which realizes a lower gross margin than compressor sales. While many sales costs are variable, certain costs such as labor are less variable as a certain staff level is retained to meet demand when market forces shift. Third party service and maintenance margins decreased to 53.1% from 54.6% for the year ended December 31, 2021 compared to 2020. Service and maintenance only represents 2.6% of our revenue in 2021, providing minimal impact on our overall adjusted gross margin.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net (loss) income) before interest, taxes, depreciation and amortization, as well as an increase in inventory allowance and inventory write-offs, retirement of rental equipment and non-cash equity compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$(9,183)	$1,808
Interest expense	65	14
Income tax benefit	(2,603)	(4,792)
Depreciation and amortization	25,397	25,198
Inventory allowance	208	184
Retirement of rental equipment	3,096	291
Stock compensation expense	1,738	2,195
Adjusted EBITDA	$18,718	$24,898

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

Reconciliation

The following table calculates gross margin, the most directly comparable GAAP financial measure, and reconciles it to adjusted gross margin:

	Year Ended December 31,
	2021	2020
	(in thousands)
Total revenue	$72,420	$68,055
Costs of revenue, exclusive of depreciation and amortization	(45,365)	(35,431)
Depreciation allocable to costs of revenue	(24,753)	(24,578)
Gross margin	2,302	8,046
Depreciation allocable to costs of revenue	24,753	24,578
Adjusted gross margin	$27,055	$32,624

Liquidity and Capital Resources

Our working capital positions as of December 31, 2021 and 2020 are set forth below.

	As of December 31,
	2021	2020
	(in thousands)
Current Assets:
Cash and cash equivalents	$22,942	$28,925
Trade accounts receivable, net	10,389	11,884
Inventory, net	19,329	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	51	66
Prepaid expenses and other	854	379
Total current assets	65,103	72,718
Current Liabilities:
Accounts payable	$4,795	$2,373
Accrued liabilities	14,103	6,770
Line of credit	—	417
Current operating leases	68	198
Deferred income	1,312	1,103
Total current liabilities	20,278	10,861
Net working capital	$44,825	$61,857

For the year ended December 31, 2021, we invested approximately $25.7 million in rental equipment, property and other equipment. During the year, the Company added $24.3 million in new equipment to our rental fleet and $1.4 million in other property and equipment. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the year compared to the end of the year. Our rental work-in-progress increased by $1.4 million during 2021. We financed our investment in rental equipment, property and other equipment with cash flows from operations during 2021. We anticipate that our cash flows from operations as well as our borrowing capacity under our New Credit Agreement will provide ample liquidity for our planned capital expenditures during 2022 and beyond.

Cash flows

At December 31, 2021, we had cash and cash equivalents of $22.9 million compared to $28.9 million at year end 2020. Our cash flow from operations of $28.5 million was partially offset by capital expenditures of $25.7 million during 2021. In addition, we expended $7.9 million in connection with our share repurchase program. We also had working capital of $44.8 million at December 31, 2021 compared to $61.9 million at December 31, 2020. We had net cash flow from operating activities of $28.5 million during 2021 compared $32.6 million during 2020. Our cash flow from operating activities of $28.5 million was primarily the result of our rental and sales gross margins.

At December 31, 2020, we had cash and cash equivalents of $28.9 million, working capital of $61.9 million and total debt of $417,000, under our credit agreement which was due on March 31, 2021. We had positive net cash flow from operating activities of approximately $32.6 million during 2020.

Senior Bank Borrowings

Previous Credit Agreement

We had a senior secured revolving credit agreement (the "Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. Prior to maturation, the outstanding balance of $417,000 was repaid. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability.

New Credit Agreement
On May 11, 2021, we entered into a five-year senior secured revolving credit agreement ("New Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the New Credit Agreement is May 11, 2026. The obligations under the New Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment.

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of December 31, 2021, our allowable borrowing base was $20.0 million.

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

As of December 31, 2021, we were in compliance with all financial covenants in our New Credit Agreement. At December 31, 2021, we had no amounts outstanding under the New Credit Agreement.

Components of Our Principal Capital Expenditures

Capital expenditures for the years ended December 31:

Expenditure Category	2021	2020
	(in thousands)
Rental equipment and property and equipment	$25,710	$15,257

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available line of credit are adequate to fully fund our net capital expenditures requirements for 2022.  We also believe we have flexibility with respect to our financing alternatives and adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our line of credit. However, our financing capacity could be negatively impacted by the COVID-19 pandemic. Please see Item 1A, Risk Factors, of this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2021, we did not have any material off-balance sheet arrangements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosures. Due to the inherent limitations of control systems, not all misstatements may be detected. Those inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 or as such period may be extended by action of the Securities and Exchange Commission.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accounting Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 or as such period may be extended by action of the Securities and Exchange Commission.

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Consolidated Financial Statements

For a list of Consolidated Financial Statements, see “Index to Consolidated Financial Statements” incorporated herein by reference.

(a)(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.11 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021)
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021
10.1	2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 20, 2019 and filed with the Securities and Exchange Commission on June 21, 2019.)
10.2	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
10.3	Amended and restated Employment Agreement dated April 27, 2015 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.)
10.4	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)
10.5	Credit Agreement dated as of May 11, 2021, among the Natural Gas Services Group, Inc. and NGSG Properties, LLC, a Colorado limited liability company, the banks and other financial institutions identified therein as Lenders from time to time party thereto and Texas Capital Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer.
10.6	Pledge and Security Agreement dated as of May 11, 2021, among Natural Gas Services Group, Inc., the Loan Parties (as defined therein) and Texas Capital Bank, National Association, as Administrative Agent.
10.7	Note dated as of May 11, 2021, by Natural Gas Services Group, Inc. in favor of Texas Capital Bank, National Association, as Lender.

10.8	Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2012.)
*21.1	Subsidiaries of the registrant
*23.1	Consent of Moss Adams LLP
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

March 18, 2022	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen C. Taylor and Micah C. Foster, jointly and severally, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 18, 2022
Stephen C. Taylor

/s/ Micah C. Foster	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 18, 2022
Micah C. Foster

/s/ Leslie A. Beyer	Director	March 18, 2022
Leslie A. Beyer

/s/ Nigel J. Jenvey	Director	March 18, 2022
Nigel J. Jenvey

/s/ David L. Bradshaw	Director	March 18, 2022
David L. Bradshaw

/s/ John W. Chisholm	Director	March 18, 2022
John W. Chisholm

38

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Dallas, Texas
March 18, 2022

We have served as the Company's auditor since 2020.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$22,942	$28,925
Trade accounts receivable, net of allowance for doubtful accounts of $1,129 and $1,161, respectively	10,389	11,884
Inventory	19,329	19,926
Federal income tax receivable	11,538	11,538
Prepaid income taxes	51	66
Prepaid expenses and other	854	379
Total current assets	65,103	72,718
Long-Term Inventory, net of allowance for obsolescence of $64 and $221, respectively	1,582	1,065
Rental equipment, net of accumulated depreciation of $172,563 and $175,802, respectively	206,985	207,585
Property and equipment, net of accumulated depreciation of $15,784 and $13,916, respectively	20,828	21,749
Right of use assets - operating leases, net of accumulated amortization $555 and $356, respectively	285	483
Intangibles, net of accumulated amortization of $2,134 and $2,008, respectively	1,025	1,151
Other assets	2,698	2,050
Total assets	$298,506	$306,801
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,795	$2,373
Accrued liabilities	14,103	6,770
Line of credit	—	417
Current operating leases	68	198
Deferred income	1,312	1,103
Total current liabilities	20,278	10,861
Deferred income tax liability	39,288	41,890
Long-term operating leases	217	285
Other long-term liabilities	2,813	2,221
Total liabilities	62,596	55,257
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,394 and 13,296 shares issued, respectively	134	133
Additional paid-in capital	114,017	112,615
Retained earnings	130,103	139,286
Treasury shares, at cost, 775 shares and 38, respectively	(8,344)	(490)
Total stockholders' equity	235,910	251,544
Total liabilities and stockholders' equity	$298,506	$306,801

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)

	For the Years Ended December 31,
	2021	2020
Revenue:
Rental income	$63,624	$60,826
Sales	6,882	5,657
Service and maintenance income	1,914	1,572
Total revenue	72,420	68,055
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	36,638	28,506
Cost of sales, exclusive of depreciation stated separately below	7,829	6,211
Cost of service and maintenance, exclusive of depreciation stated separately below	898	714
Selling, general and administrative expenses	10,762	10,550
Depreciation and amortization	25,397	25,198
Inventory allowance	208	184
Retirement of rental equipment	3,096	291
Total operating costs and expenses	84,828	71,654
Operating loss	(12,408)	(3,599)
Other income (expense):
Interest expense	(65)	(14)
Other income	687	629
Total other income, net	622	615
Loss before income taxes:	(11,786)	(2,984)
(Provision for) benefit from income taxes:
Current	1	15,438
Deferred	2,602	(10,646)
Total income tax benefit	2,603	4,792
Net income (loss)	$(9,183)	$1,808
Earnings (loss) per share:
Basic	$(0.70)	$0.14
Diluted	$(0.70)	$0.14
Weighted average shares outstanding:
Basic	13,100	13,224
Diluted	13,100	13,261
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, December 31, 2019	—	$—	13,178	$132	$110,573	$137,478	38	$(490)	$247,693
Compensation expense on common stock options	—	—	—	—	19	—	—	—	19
Issuance of restricted stock	—	—	118	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	2,175	—	—	—	2,176
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(152)	—	—	—	(152)
Net loss	—	—	—	—	—	1,808	—	—	1,808
BALANCES, December 31, 2020	—	—	13,296	133	112,615	139,286	38	(490)	251,544
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	98	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	1,737	—	—	—	1,738
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(336)	—	—	—	(336)
Purchase of treasury shares	—	—	—	—	—	—	737	(7,854)	(7,854)
Net loss	—	—	—	—	—	(9,183)	—	—	(9,183)
BALANCES, December 31, 2021	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,183)	$1,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,397	25,198
Amortization of debt issuance costs	31	—
Deferred taxes	(2,602)	10,646
Gain on disposal of assets	(182)	(284)
Retirement of rental equipment	3,096	291
Bad debt allowance	65	329
Inventory allowance	208	184
Stock-based compensation	1,738	2,195
Gain on company owned life insurance	(298)	(168)
Changes in operating assets and liabilities:
Trade accounts receivables	1,430	(3,107)
Inventory	(1,277)	1,033
Prepaid income taxes and prepaid expenses	(460)	(11,346)
Accounts payable and accrued liabilities	9,756	4,880
Deferred income	208	463
Other	600	527
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,527	32,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(25,710)	(15,257)
Purchase of company owned life insurance	(150)	(296)
Proceeds from sale of property and equipment	195	394
NET CASH USED IN INVESTING ACTIVITIES	(25,665)	(15,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of other long-term liabilities	(1)	(5)
Repayments of line of credit, net	(417)	—
Payments of debt issuance costs	(237)	—
Purchase of treasury shares	(7,854)	—
Taxes paid related to net share settlement of equity awards	(336)	(152)
NET CASH USED IN FINANCING ACTIVITIES	(8,845)	(157)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,983)	17,333
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,925	11,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,942	$28,925
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$30	$14
Income taxes paid	—	105
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	—	77

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

Cash Equivalents and Financial Instruments

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents. We invest our cash primarily in deposits and money market funds with commercial banks.  At times, cash balances at banks and financial institutions may exceed federally insured amounts. We believe that the risk to our cash balance is minimal because we have chosen a large regional bank with strong long-term ratings of Baa3/BBB-.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors. The receivables are not collateralized except as provided for under lease agreements. However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts. We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition and payment history, as well as industry conditions and general economic conditions.  We continuously monitor collections and payments from our customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  One customer accounted for 46% and 35% of our accounts receivable as of December 31, 2021 and 2020, respectively.  A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectability of our accounts receivable and our future operating results.  The allowance for doubtful accounts was $1.1 million and $1.2 million at December 31, 2021 and 2020, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

A summary of our allowance for doubtful accounts is as follows:

	Year Ended December 31,
($ in thousands)	2021	2020
Beginning balance	$1,161	$918
Accruals	65	329
Recoveries	8	—
Write-offs	(105)	(86)
Ending balance	$1,129	$1,161

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the years ended December 31, 2021 and 2020 was approximately $20,000 and $852,000, respectively.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the years ended:

	Year Ended December 31,
	2021	2020
	(in thousands)
Compressors - sales	$1,891	$2,211
Flares - sales	365	489
Other (Parts/Rebuilds) - sales	4,626	2,957
Service and maintenance	1,914	1,572
Total revenue from contracts with customers	8,796	7,229
Add: ASC 842 rental revenue	63,624	60,826
Total revenue	$72,420	$68,055

Contract Balances

As of December 31, 2021 and 2020, we had the following receivables and deferred income from contracts with customers:

	December 31,
	2021	2020
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,354	$3,243
Accounts receivable - ASC 842	8,164	9,802
Total Accounts Receivable	11,518	13,045
Less: Allowance for doubtful accounts	(1,129)	(1,161)
Total Accounts Receivable, net	$10,389	$11,884

Deferred income	$1,312	$1,103

The Company recognized $1.1 million in revenue for the year ended December 31, 2021 that was included in deferred income at the beginning of 2021. For the period ended December 31, 2020, the Company recognized revenue of $73,000 from amounts related to sales that were included in deferred income at the beginning of 2020.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, the Company did not have revenue related to unsatisfied performance obligations.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Leases

Accounting Standards Codification ("ASC") 842 requires all leases to be reported on the balance sheet as right-of-use ("ROU") assets and lease obligations. We determine if an arrangement is a lease at inception and determine lease classification and recognize ROU assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at the commencement date in determining the present value of the lease payments. We, as a lessee, apply the practical expedient to not separate non-lease components from lease components, therefore, accounting for each separate lease component and its associated non-lease component, as a single lease component. For each lease that 1) contains the same timing and pattern of transfer for lease and non-lease components and 2) if the lease component, if accounted for separately, would be classified as an operating lease, the Company has elected to not separate non-lease components from lease components.
Major Customers and Concentration of Credit Risk

Sales and rental income from Occidental Permian, LTD. ("Oxy") in 2021 and 2020 amounted to 40% and 30% of revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2021 and 2020. Oxy's accounts receivable balances amounted to 46% and 35% of our accounts receivable as of December 31, 2021 and 2020, respectively. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2021 and 2020.

Inventory

Inventory (current and long-term) is valued at the lower of cost and net realizable value. The cost of inventories is determined by the weighted average method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company assesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. In addition, our long-term inventory consists of raw materials and replacement parts that remain viable but which the Company does not expect to sell within the next year.

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

Intangibles

At December 31, 2021 and 2020, NGS had intangible assets, which relate to developed technology and a trade name. Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately four years as of December 31, 2021. NGS has an intangible asset related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005. This asset is not being amortized as it has been deemed to have an indefinite life.

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

Warranty

When warranted, we accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known. There was no warranty reserve as of December 31, 2021 and 2020.

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

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. We have no uncertain tax positions as of December 31, 2021.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2021 and 2020 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

3.  Inventory

Our inventory, net of allowance for obsolescence of $64,000 and $221,000 at December 31, 2021 and 2020, respectively, consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Raw materials - current	$17,528	$18,026
Work-in-process	1,801	1,900
Inventory - current	19,329	19,926
Raw materials - long term (net of allowances of $64 and $221, respectively)	1,582	1,065
Inventory - total	$20,911	$20,991

Our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell within the next year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$221	$24
Accruals	208	251
Write-offs	(365)	(54)
Ending balance	$64	$221

4.  Rental Equipment, Property and Equipment

Rental Equipment

Our rental equipment and associated accumulated depreciation as of December 31, 2021 and 2020, respectively, consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Compressor units	$374,336	$379,623
Work-in-progress	5,212	3,764
Rental equipment	379,548	383,387
Accumulated depreciation	(172,563)	(175,802)
Rental equipment, net of accumulated depreciation	$206,985	$207,585

Our rental equipment has an estimated useful life between 15 and 25 years. Depreciation expense for rental equipment was $22.9 million and $22.7 million for the year ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 we added 65 units to our rental fleet, 35 of which were repurchased from a significant customer who had previously purchased these units from us under a bill and hold arrangement in prior years, but had not yet placed the units in service.

Retirement of Rental Equipment

Company management routinely reviews its inventory of rental equipment for retirement or obsolescence. During 2021, management reviewed the rental fleet to determine which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 263 units should be retired from our rental fleet. Accordingly, we recorded a $3.1 million loss on retirement of rental equipment during the year ended December 31, 2021.

During our review of our rental compressor units in 2020, we determined 216 units should be retired from our rental fleet. We recorded a $0.3 million loss on retirement of rental equipment.

Property and Equipment

Property and equipment consists of the following at December 31, 2021 and 2020:

		December 31,
	Useful Lives (Years)	2021	2020
		($ in thousands)
Land	—	$1,680	$1,680
Building	39	18,977	18,977
Leasehold improvements	39	1,197	1,168
Office equipment and furniture	5	2,016	2,016
Software	5	573	573
Machinery and equipment	7	3,874	3,653
Vehicles	3	8,295	7,598
Total		36,612	35,665
Less accumulated depreciation		(15,784)	(13,916)
Total		$20,828	$21,749

Depreciation expense for property and equipment was $2.4 million and $2.3 million for the year ended December 31, 2021 and 2020, respectively.

Depreciation Expense by Product Line

The following table depicts annual depreciation expense associated with each product line as well as our corporate activities at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Rentals	$24,423	$24,255
Sales	281	281
Service & Maintenance	49	42
Corporate	476	495
Total	$25,229	$25,073
5.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to sixty months and continue on a month-to-month basis thereafter.

Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2021 are as follows:

Years Ending December 31,	(in thousands)
2022	$29,583
2023	18,684
2024	18,277
2025	8,739
2026	2,614
Thereafter	462
Total	$78,359

6. Leases

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s leases are primarily related to property leases for its field offices. The Company's leases have remaining lease terms of one to eight years. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option.

The Company's lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments. The Company has no finance leases. The following table reflects the amounts related to leases that are recorded on our consolidated balance sheets as of December 31, 2021 and 2020:

	Classification on Consolidated	December 31,
	Balance Sheets	2021	2020
		($ in thousands)
Operating lease assets	Right of use assets-operating leases	$285	$483

Current lease liabilities	Current operating leases	$68	$198
Noncurrent lease liabilities	Long-term operating leases	217	285
Total lease liabilities		$285	$483

Weighted average remaining lease term in years		6.6	1.5
Implicit Rate		3.4%	3.2%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the year ended December 31, 2021 was approximately $556,000.

	December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$556	$550

(1)    Lease costs are classified on the Consolidated Statements of Operations in cost of sales, cost of compressors and selling, general and administrative expenses.
(2)     Includes costs of $346,000 for leases with terms of 12 months or less and $210,000 for leases with terms greater than 12 months for the year ended December 31, 2021. Includes costs of $333,000 for leases with terms of 12 months or less and $217,000 for leases with terms greater than 12 months for the year ended December 31, 2020.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2022	$77
2023	38
2024	38
2025	38
2026	38
Thereafter	92
Total lease payments	321
Less: Imputed interest	(36)
Total	$285

Rent expense under such leases was $210,000 and $217,000 for the years ended December 31, 2021 and 2020, respectively.

7.  Intangibles

At December 31, 2021 and 2020, the Company had intangible assets, which relate to developed technology and a trade name. Amortization expense recognized in each of the years ending December 31, 2021 and 2020 was $125,000. Estimated amortization expense for the years 2022-2024 is approximately $125,000 per year. The Company has an intangible asset with a gross carrying value of $654,000 at December 31, 2021 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2021			December 31, 2020
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$2,134	$371	$2,505	$2,008	$497
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$2,134	$1,025	$3,159	$2,008	$1,151

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2021 or 2020.

8. Credit Facility

Previous Credit Agreement

We had a senior secured revolving credit agreement (the "Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. Prior to maturation, the outstanding balance of $417,000 was repaid. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability.

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

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of December 31, 2021, our allowable borrowing base was $20.0 million.

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

As of December 31, 2021, we were in compliance with all financial covenants in our New Credit Agreement. At December 31, 2021, we had no amounts outstanding under the New Credit Agreement.

9.  Income Taxes

The (provision for) benefit from income taxes for the years ended December 31, 2021 and 2020, consists of the following (in thousands):

	2021	2020
Current benefit:
Federal benefit	$—	$15,587
State (expense) benefit	1	(149)
Total current benefit	1	15,438
Deferred benefit:
Federal benefit (expense)	1,991	(10,234)
State benefit (expense)	611	(412)
Total deferred benefit (expense)	2,602	(10,646)
Total benefit	$2,603	$4,792

The effective tax rate for the years ended December 31, 2021 and 2020, differs from the statutory rate as follows:

	2021	2020
Statutory rate	21.0%	21.0%
State and local taxes	5.2%	(17)%
Stock based compensation	(0.7)%	(13.1)%
Nondeductible compensation	(3.6)%	(11.6)%
Effect of CARES Act	—%	180.3%
Other	0.2%	0.5%
Effective rate	22.1%	160.1%
Effective rate	22.1%	160.1%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019 and filed carryback claims for these losses to the preceding five years. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred tax liability of $10.1 million on its condensed balance sheet. During the third quarter of 2020, the Company received refunds corresponding to the 2018 NOL carryback, leaving a balance in the federal income tax receivable of $11.5 million at December 31, 2021.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Deferred income tax assets:
Net operating loss	$5,355	$3,361
Research and development credits	1,363	1,363
Stock compensation	114	175
Deferred compensation	632	705
Other	515	398
Total deferred income tax assets	7,979	6,002
Deferred income tax liabilities:
Property and equipment	(47,044)	(47,626)
Goodwill and other intangible assets	(223)	(266)
Total deferred income tax liabilities	(47,267)	(47,892)
Net deferred income tax liabilities	$(39,288)	$(41,890)

As of December 31, 2021, the Company had NOL carryforwards for federal income tax purposes of $20.8 million, which may be carried forward indefinitely and can offset up to 80% of future taxable income in any given year. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code ("IR"), could limit the amount of NOL carryforwards used in any one year. In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years).

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company assessed whether it had any uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2021 and 2020.

Our policy regarding income tax interest and penalties is to expense those items as incurred. During the years ended December 31, 2021 and 2020, there were no significant income tax interest or penalty items in the statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015.

10. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $2.5 million and $2.0 million as of December 31, 2021 and 2020, respectively, with a gain related to the policy of $298,000 and $168,000 reported in other income in our consolidated statement of operations for the year ended December 31, 2021 and 2020, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $2.8 million and $2.2 million as of December 31, 2021 and 2020, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheets.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of our common stock and the obligation is carried at grant value. As of December 31, 2021 and 2020, respectively, we have 17,248 and 45,998 unvested restricted stock units being deferred. As of December 31, 2021 and 2020, respectively we have released and issued 174,452 and 145,702 shares to the deferred compensation plan with a value of $2.5 million and $2.2 million, respectively.

11.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares which may be issued in series with rights and preferences as designated by the Board of Directors. As of December 31, 2021 and 2020, there were no issued or outstanding preferred shares.

12. Stock-Based and Other Long-Term Incentive Compensation

Restricted Stock

 On June 20, 2019, at our annual meeting of shareholders, our shareholders approved an Equity Incentive Plan for restricted shares/units, stock options and other equity awards. The Equity Incentive Plan allows issuance up to 500,000 share of common stock. As of December 31, 2021, we had 276,319 shares outstanding under the Equity Incentive Plan that will vest over the next three years. As of December 31, 2021, 47,135 shares were still available for issuance under the Equity Incentive Plan.

On March 18, 2021, the Compensation Committee awarded 129,212 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on March 18, 2022. On June 17, 2021, the Compensation Committee awarded 5,000 shares of restricted common stock to an executive officer that vest ratably over three years beginning on June 17, 2022. In addition, on March 18, 2021, 5,612 shares of restricted common stock were awarded to each of our three independent Board members. Lastly, on April 1, 2021, 5,291 shares of restricted common stock were awarded to a newly appointed independent Board member. The restricted stock issued to our directors vests in one year from the date of grant.

Compensation expense related to the restricted shares was approximately $1.7 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was a total of approximately $1.4 million of unrecognized compensation expense related to the unvested portion of these restricted shares/units.  This expense is expected to be recognized over the next three years.

A summary of all restricted stock activity as of December 31, 2020 and 2021 and changes during the years then ended are presented below.

	Number of Shares	Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	279,766	$20.15	8.77	$3,430
Granted	123,185	$5.68	—	$700
Vested	(144,850)	$20.82	—	$946
Canceled/Forfeited	—	—	—	—
Outstanding, December 31, 2020	258,101	$12.87	8.61	$2,447
Granted	156,339	$8.99	—	$1,406
Vested	(134,788)	$14.94	—	$1,258
Canceled/Forfeited	(3333)	$12.26	—	$31
Outstanding, December 31, 2021	276,319	$9.67	1.77	$2,893

Other Long-Term Incentive Compensation

On April 28, 2020, the Compensation Committee issued a long-term incentive award of $1.1 million to an executive officer that vests in equal, annual tranches over three years. At the time of vesting, each tranche will be payable in cash or common stock at the discretion of the Compensation Committee. On March 18, 2020, the Compensation Committee issued a long-term incentive award of $1.0 million to an executive officer that vests in equal, annual tranches over three years. In addition, on April 28, 2020, we issued a $50,000 award to each of our four independent members of our Board of Directors as partial payment for their services in 2020. These awards vest one year from the date of grant and are payable in cash upon vesting. On March 18, 2021, we issued a $50,000 award to each of our three independent Board members. On April 1, 2021, we issued a $50,000 award to a newly appointed independent Board member. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $0.8 million for the year ended December 31, 2021. As of December 31, 2021 there was a total of $1.2 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next three years.

Stock Option Plan

Our Stock Option Plan, which is stockholder approved, permits the granting of stock options to its employees for up to 1.0 million shares of common stock. We believe that such awards align the interests of our employees with our stockholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest in equal increments over three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2021, 345,003 shares were still available to be granted under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the year ended December 31, are as follows:	2021
Risk free rate	1.45%
Expected life	6.86
Expected volatility	46.8%
Expected dividend yield	—%

During the year ended December 31, 2021, 55,500 stock option grants were made.

A summary of all option activity as of December 31, 2020 and 2021 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2019	208,334	$23.67	3.66	$—
Granted	5,000	$4.91	—	—
Exercised	—	—	—	—
Canceled/Forfeited	(12,000)	$20.20	—	$24
Expired	(40,000)	$19.11	—	—
Outstanding, December 31, 2020	161,334	$24.48	3.48	—
Granted	55,500	$10.58	—	—
Exercised	—	—	—	—
Canceled/Forfeited	—	—	—	—
Expired	(16,000)	$17.81	—	—
Outstanding, December 31, 2021	200,834	$21.17	4.83	$—
Exercisable, December 31, 2021	145,334	$25.21	2.86	$—

The weighted average grant date fair value of options granted during 2021 was $5.15 per option. We had no grants in 2020. There were no option exercises in either 2021 or 2020.

The following table summarizes information about our stock options outstanding at December 31, 2021:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	64,000	8.68	$11.15	8,500	$14.89
$18.01-$22.00	20,500	1.22	18.75	20,500	$18.75
$22.01-$26.00	42,167	3.28	22.90	42,167	$22.90
$26.01-$30.00	30,000	5.13	28.15	30,000	$28.15
$30.01-$34.00	44,167	2.22	30.41	44,167	$30.41
	200,834	4.83	$21.17	145,334	$25.21

The summary of the status of our unvested stock options as of December 31, 2021 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	55,500	$10.58
Vested	—	—
Canceled/Forfeited	—	—
Unvested at December 31, 2021	55,500	$10.58

We recognized stock compensation expense from stock options vesting of $728 and $19,366 for the years ended

December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $247,000 of unamortized compensation cost related to unvested stock options.

13. (Loss) Earnings per Share

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net (loss) income	$(9,183)	$1,808
Denominator for basic net (loss) income per common share:
Weighted average common shares outstanding	13,100	13,224
Denominator for diluted net (loss) income per share:
Weighted average common shares outstanding	13,100	13,224
Dilutive effect of stock options and restricted shares	—	37
Diluted weighted average shares	13,100	13,261
(Loss) earnings per common share:
Basic	$(0.70)	$0.14
Diluted	$(0.70)	$0.14

In the year ended ended December 31, 2021, 276,319 restricted stock/units and 200,834 stock options were not included in the computation of dilutive income per share, due to their anti-dilutive effect. In the year ended ended December 31, 2020, 221,061 restricted stock/units and 161,334 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

14. Commitments and Contingencies

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

15.  Subsequent Events

None.