Form 10-K/A
period 2021-12-31
NATURAL GAS SERVICES GROUP INC
filed 2022-04-29
CIK 1084991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K/A
(Amendment No. 1)
____________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35049
____________________________________________________
NATURAL GAS SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Colorado	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
404 Veterans Airpark Lane, Suite 300
Midland, Texas 79705
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (432) 262-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NGS	New York Stock Exchange (NYSE)
Securities registered under Section 12(g) of the Act:
None
____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth Company	☐
PCAOB Firm ID: 659     Auditor Name: Moss Adams, LLP     Auditor Location: Dallas, Texas

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was approximately $129,415,763 based on the closing price of the common stock on that date on the New York Stock Exchange.
At March 14, 2022, there were 12,717,486 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Natural Gas Services Group, Inc.’s (“Naturas Gas Services Group” and together with our consolidated subsidiaries, the “Company,” “our,” “we,” “us,” or similar terms) Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G.(3) to Form 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filings of these new certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise noted, this Amendment speaks as of the filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and Item 15 of Part IV. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth, as of December 31, 2021, certain information regarding our executive officers.
Executive Officers of the Company

Name	Officer Since	Age	Position
Stephen C. Taylor	January 2005	68	Chairman of the Board, President and Chief Executive Officer
Micah C. Foster	May 2021	42	Vice President and Chief Financial Officer
James R. Hazlett	June 2007	67	Vice Present-Technical Services

Stephen C. Taylor. Stephen C. Taylor, 68, has been President and Chief Executive Officer of Natural Gas Services Group since January 2005. He was elected as a Director of Natural Gas Services Group at the annual meeting of shareholders in June 2005. Effective January 1, 2006, Mr. Taylor was appointed Chairman of the Board of Directors. Immediately prior to joining Natural Gas Services Group, Mr. Taylor held the position of General Manager − US Operations for Trican Production Services, Inc. from 2002 through 2004. Mr. Taylor joined Halliburton Resource Management in 1976, becoming its Vice President − Operations in 1989. Beginning in 1993, he held multiple senior level management positions with Halliburton Energy Services until 2000 when he was elected Senior Vice President/Chief Operating Officer of Enventure Global Technology, LLC, a joint-venture deep water drilling technology company owned by Halliburton Company and Shell Oil Company. Mr. Taylor elected early retirement from Halliburton Company in 2002 to join Trican Production Services, Inc. Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and a Master of Business Administration degree from the University of Texas at Austin.
    James R. Hazlett, 67, has served as Vice President-Technical Services since June 2005. He also served as Vice President of Sales of Screw Compression Systems, Inc. from 1997 until June 2007 when Screw Compression Systems, Inc. was merged into Natural Gas Services Group. After the merger in June 2007, Mr. Hazlett continues to remain employed by Natural Gas Services Group as Vice President-Technical Services. From 1982 to 1996, Mr. Hazlett served in management roles for Ingersoll Rand/Dresser Rand, working with compression of all types in several different departments from sales and service to engineering. From 1978 to 1982, Mr. Hazlett was employed by the down-hole tool division of Hughes Tool, designing and installing gas lift and plunger systems. Mr. Hazlett holds a Bachelor of Science degree from the College of Engineering at Texas A&M University and has over 40 years of industry experience.
    Micah C. Foster, 42, has served as our Vice President, Chief Financial Officer, and Corporate Secretary since his appointment on May 11, 2021. Mr. Foster has over 17 years of professional experience in the energy industry and public accounting. Prior to joining the Company, Mr. Foster served as the Chief Accounting Officer of Legacy Reserves Inc. and its predecessor Legacy Reserves LP, a publicly traded oil and natural gas production company from April 2012 to April 2020. Legacy Reserves Inc. filed for protection under Chapter 11 of the federal bankruptcy code in July, 2019 and emerged from bankruptcy in December, 2019. Prior to his appointment as Chief Accounting Officer in 2012, Mr. Foster served in various roles for Legacy ranging from Financial Accountant to Corporate Controller. Prior to joining Legacy, Mr. Foster worked as a staff auditor and senior auditor for Ernst&Young, LLP from July 2003 to January 2006. Mr. Foster holds a BBA in Accounting and Finance from Abilene Christian University and is a Certified Public Accountant.

Board of Directors of the Company
    The following table sets forth, as of December 31, 2021, certain information regarding the members of our Board of Directors.

Name	Director Since	Age	Position	Expiration of Term
John W. Chisholm	December 2006	67	Lead Director	2022
Leslie A. Beyer	June 2020	46	Director	2023
Stephen C. Taylor	January 2005	68	Director	2023
David L. Bradshaw	December 2011	67	Director	2024
Nigel J. Jenvey	April 2021	49	Director	2024

John W. Chisholm. John W. Chisholm, 67, was appointed as a Director of Natural Gas Services Group in December 2006.  Mr. Chisholm was appointed as Lead Director in June 2020. Mr. Chisholm is the founder of Wellogix, an oil and gas software company that develops software aimed at expediting the exchange of enterprise data and communication of complex engineered services. Prior to founding Wellogix, Mr. Chisholm co-founded and served as President of ProTechnics Company from 1985 until its sale to Core Laboratories in December of 1996.  Mr. Chisholm served as Senior Vice President of Global Sales and Marketing of Core Laboratories until 1998, when he started Chisholm Energy Partners, an investment fund focused on mid-size energy service companies. From 2002 to 2009, Mr. Chisholm served on the Board of Directors of Flotek Industries, Inc. ("Flotek"), and became its interim President in August 2009. Mr. Chisholm became President of Flotek in August 2010, was appointed as its Chief Executive Officer in March 2012, and served in those roles until January 2020. Flotek is a public company which files reports under the Securities Exchange Act of 1934. Mr. Chisholm is presently CEO of The John Chisholm Group. Mr. Chisholm holds a Business Administration degree from Fort Lewis College in Colorado.

Mr. Chisholm brings significant natural resources experience to our Board, in connection with his background in supplying drilling and production related products and services to the oil, gas and mining industries, and his investment fund experience with mid-size energy service companies is an invaluable resource as the Company assesses its capital and liquidity needs. In addition Mr. Chisholm's experience as a board member and executive officer of a public company provides us with a wealth of leadership and management skills.

Leslie A. Beyer. Leslie A. Beyer, 46, joined our Board in June 2020. Ms. Beyer is the Chief Executive Officer of the Energy Workforce and Technology Council (“EWTC”) formed through the merger of the Petroleum Equipment & Services Association (“PESA”) and the Association of Energy Service Companies, a position she has held since the merger in February, 2021. EWTC represents more than 600 member companies in energy services, supply, manufacturing and drilling with a focus on enabling its members to safely, profitably and sustainably produce the energy needed to meet rising demand around the world. Prior to leading EWTC, Ms. Beyer was the Chief Executive Officer of PESA. Prior to joining PESA, Ms. Beyer served as Director, Member and Board Relations for the National Association of Manufacturers from 2012 to 2014. Previously, Ms. Beyer served in leadership roles at Burson-Marsteller Public Affairs and at a boutique public relations firm for more than six years. Prior to her time in public affairs, Ms. Beyer served in media relations capacities in The White House, Executive Office of the President and on the Bush 2000 Presidential Campaign. She began her career in legislative policy roles in the U.S. Senate, U.S. Department of State and U.S. Department of Housing. Ms. Beyer holds a Bachelor of Arts in Latin American Studies and Spanish from the University of Texas at Austin.

As a strong advocate for the oilfield services and equipment sector, Ms. Beyer provides the Board with a wealth of knowledge and insight about the strategic and tactical matters impacting our business and industry. In addition, Ms. Beyer's public affairs, policy and leadership experience significantly adds to our Board's capabilities.

Stephen C. Taylor. Mr. Taylor’s biography is set forth above. Mr. Taylor’s senior management experience in the natural resources industry provides the Board and our company with significant insight into our business.  Mr. Taylor’s engineering and advanced business training uniquely qualifies him to provide leadership, technical expertise and financial acumen to our Board and to the operations of our Company in connection with his position as our chief executive officer.

David L. Bradshaw. David L. Bradshaw, 67, joined our board in December of 2011. Since 2005, Mr. Bradshaw has acted as a consultant in the oil and gas exploration and production sector and has overseen his investments in this area. From August 2007 through November 2009, Mr. Bradshaw served as a Director and Audit Committee Chairman for Triangle Petroleum, a publicly traded company listed on the American Stock Exchange. From November 2007 through November 2008, Mr. Bradshaw served as a Director for Comet Ridge Limited, an Australian company listed on the Australian Securities Exchange. From 1986 to 2005, Mr. Bradshaw worked for Tipperary Corporation, a U.S. public company listed on the American Stock Exchange. During his tenure at Tipperary, the company was involved in oil and gas exploration and production, and natural gas processing and transportation. He held the positions of Chief Executive Officer from 1996 to 2005, Chairman of the Board from 1997 to 2005, Chief Financial Officer from 1990 to 1996 and Chief Operating Officer from 1993 to 1996. From 1999 to 2005, Mr. Bradshaw also served as Chief Executive Officer and Chairman of Tipperary Oil & Gas (Australia) Pty Ltd, a subsidiary of Tipperary, which explored for and produced natural gas in Queensland, Australia. From 1983 to 1986, Mr.

Bradshaw was an owner and officer of Bradcorp, Inc., a private exploration and production company. Prior to this, Mr. Bradshaw spent six years in public accounting serving predominantly oil and gas clients. Mr. Bradshaw graduated from Texas A&M University with a BBA in Accounting in 1976 and a MBA in 1977, and is also a Certified Public Accountant.

Mr. Bradshaw's educational and professional training and achievements as a Certified Public Accountant and MBA, along with his past experience as both a Chief Financial Officer and Chief Executive Officer of a public company involved in the natural resources industry, provides us with considerable accounting and corporate finance skills. In addition, Mr. Bradshaw's career has spanned over forty years in the oil and gas industry and as a public accountant. His executive management positions in both private and public companies bring us significant leadership, planning and management skills and background.

Nigel J. Jenvey. Nigel. J. Jenvey, 49, was appointed as a Director of Natural Gas Services Group in April 2021. Mr. Jenvey is currently the Global Head of Carbon Management at consultancy Gaffney, Cline & Associates. Prior to joining Gaffney Cline, Mr. Jenvey spent eight years at BP as the company’s head of Carbon, Capture, Use and Storage (CCUS) and carbon solutions manager. He also led similar efforts at Maersk Oil as Technical Director of carbon & climate, and served in various managerial and project leadership roles at Royal Dutch Shell, including Shell’s global Enhanced Oil Recovery (EOR) Center of Expertise and European operating business. He began his career as a petroleum engineer at Texaco in 1995 supervising offshore oil and gas production operations in the North Sea. Mr. Jenvey is an industry leader in Carbon Management and expert in CCUS having been involved in leading projects across the world since 2004. These have included providing peer advice to the National Petroleum Council, the Society of Petroleum Engineers and various major energy companies in the US and Canada. Mr. Jenvey is the Editor of the annual Decarbonization feature in the SPE Journal of Petroleum Technology and a peer reviewer to the International Energy Agency. Mr. Jenvey has also provided testimony to Congress on CO2 Capture technologies. Mr. Jenvey holds a Bachelor degree (Hons.) in Mining Engineering from the University of Leeds and both a Diploma and a Master of Science degree in Petroleum Engineering from Imperial College in London.

Mr. Jenvey brings significant carbon management, sustainability and ESG experience to our Board. His experience of working with companies, investors, governments, academia, and non-governmental organizations provides us a wealth of knowledge and insight regarding the challenges and solutions that exist for the oil and gas industry, and adds to our Board’s capabilities to successfully guide the Company through these matters that are impacting our business and industry.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), which is posted on our website at www.ngsgi.com. You may also obtain a copy of our Code by requesting a copy in writing at 404 Veterans Airpark Lane, Suite 300, Midland, Texas 79705 or by calling us at (432) 262-2700.

Our Code provides general statements of our expectations regarding ethical standards that we expect our Directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, to adhere to while acting on our behalf.  Among other things, the Code provides that:

•we will comply with all laws, rules and regulations;
•our Directors, officers and employees are to avoid conflicts of interest and are prohibited from competing with us or personally exploiting our corporate opportunities;
•our Directors, officers and employees are to protect our assets and maintain our confidentiality;
•we are committed to promoting values of integrity and fair dealing; and that
•we are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports.
Our Code also contains procedures for our employees to report, anonymously or otherwise, violations of the Code.

Audit Committee

The primary functions of our Audit Committee include:

•assisting the Board in fulfilling its oversight responsibilities as they relate to our accounting policies, internal controls, financial reporting practices and legal and regulatory compliance;
•discussing with management policies with respect to risk assessment and risk management;
•hiring our independent registered public accounting firm;
•monitoring the independence and performance of our independent registered public accounting firm;
•maintaining, through regularly scheduled meetings, a line of communication between the Board, our financial management and independent registered public accounting firm; and
•overseeing compliance with our policies for conducting business, including ethical business standards.
The members of the Audit Committee are David L. Bradshaw (Chairman), Leslie A. Beyer, and Nigel J. Jenvey. Our common stock is listed for trading on the New York Stock Exchange, or “NYSE”. Under rules of the NYSE, the Audit

Committee is to be comprised of three or more Directors, each of whom must be independent. Our Board has determined that all of the members of the Audit Committee are independent, as defined under the applicable NYSE rules and listing standards. In addition, our Board has determined that David L. Bradshaw is qualified as an “audit committee financial expert” as that term is defined in the rules of the United States Securities and Exchange Commission.  The Audit Committee met nine times during 2021. The audit committee has also received from, and discussed with, Moss Adams the matters required to be discussed by Public Accounting Oversight Board Auditing Standard No. 1301 (AS 1301) (Communications with Audit Committees).

Any shareholder may obtain free of charge a printed copy of our Audit Committee Charter by sending a written request to Investor Relations, Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, Texas 79705 or by visiting the “Governance” tab on the investor relations page of our website at www.ngsgi.com.

Compensation Committee

The primary functions of our Compensation Committee include:

•assisting the Board in overseeing the management of our human resources;
•evaluating our Chief Executive Officer’s performance and compensation;
•formulating and administering our overall compensation principles and plans; and
•evaluating management.
The Compensation Committee’s policy is to offer the executive officers competitive compensation packages that will permit us to attract and retain individuals with superior abilities and to motivate and reward such individuals in an appropriate fashion in the long-term interests of Natural Gas Services Group and its shareholders. Currently, executive compensation is comprised of salary and cash bonuses and awards of long-term incentive opportunities in the form of restricted stock or restricted stock unit awards under the 2019 Equity Incentive Plan, as well as other long-term incentives payable in cash.

The members of the Compensation Committee are Leslie A. Beyer. (Chairperson since April 2021), John W. Chisholm, and David L. Bradshaw. Our Board has determined that all of the members of the Compensation Committee are independent, as defined under the applicable NYSE rules and listing standards.  During 2021 there were six meetings of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members are not officers or employees of our company, and there is not, nor was there during fiscal 2021, any compensation committee interlock (in other words, no executive of our company serves as a Director or on the compensation committee of a company that has one or more executives serving on our Board or our Compensation Committee).

Any shareholder may obtain free of charge a printed copy of our Compensation Committee Charter by sending a written request to Investor Relations, Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, Texas 79705 or by visiting the “Governance” tab on the investor relations page of our website at www.ngsgi.com .

Environmental, Social and Governance and Personnel Development Committee

The primary functions of our Environmental, Social and Governance ("ESG") and Personnel Development Committee include:
•overseeing the governance of the Board and its committees;
•interpreting the Governance Guidelines, the Code of Business Conduct and Ethics and other similar governance documents adopted by the Board;
•overseeing the evaluation of the Board and its committees; and
•developing, with input from executive leadership, the principles guiding our Environmental, Social and Governance efforts and monitoring our progress in meeting such principles

The members of the ESG and Governance and Personnel Development Committee are Nigel J. Jenvey (Chairman), David L. Bradshaw, and John W. Chisholm. Our Board has determined that each of the ESG and Personnel Development Committee members are independent, as defined under the applicable NYSE rules and listing standards.  During 2021 there were four meetings of the ESG and Personnel Development Committee.

Any shareholder may obtain free of charge a printed copy of our Environmental, Social and Governance and Personnel Development Committee Charter by sending a written request to Investor Relations, Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, Texas 79705 or by visiting the “Governance” tab on the investor relations page of our website at www.ngsgi.com.

Nominating Committee

The primary functions of our Nominating Committee include:

•identifying individuals qualified to become board members, consistent with the criteria approved by the Board;
•recommending Director nominees and individuals to fill vacant positions; and
•overseeing executive development and succession and diversity efforts.
The members of the Nominating Committee are John C. Chisholm (Chairman), Leslie A. Beyer, and Nigel J. Jenvey. Our Board of Directors has determined that each of the Nominating Committee members is independent as defined under the applicable NYSE rules and listing standards. During 2021 there were four meetings of the Nominating Committee.

Any shareholder may obtain free of charge a printed copy of our Nominating Committee Charter by sending a written request to Investor Relations, Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, Texas 79705 or by visiting the “Governance” tab on the investor relations page of our website at www.ngsgi.com.  The Committee’s goal is to nominate candidates who possess a range of experiences and backgrounds which will contribute to the board’s overall effectiveness in meeting its duties and forwarding the goals of our company.

The Board is responsible for identifying individuals qualified to become Directors, and nominees are selected by the Board. The Board takes into account many factors, including being highly qualified in terms of business experience, finance and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of the Company’s business on a technical level and the industry in which it competes; and educational and professional background. The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best support the success of the business and, based on its diversity of experience and backgrounds, represent stockholder interests through the exercise of sound judgment.

The Nominating Committee will consider a Director candidate recommended by a shareholder.  A candidate must be highly qualified based on the factors noted above and be both willing and expressly interested in serving on the Board.  A shareholder wishing to recommend a candidate for the Committee’s consideration must follow Securities and Exchange Commission Rule 14a-8 or our advance notice provisions contained in our Bylaws.

Director Independence

The Board has determined that each of the following four members of the Board is “independent” within the meaning of applicable listing standards of the NYSE and under the standards, set forth in Exhibit A to our Environmental Social and Governance and Personnel Development Charter which are consistent with the NYSE listing standards: Leslie A. Beyer, Nigel J. Jenvey, David L. Bradshaw, and John Chisholm. The Board has made an affirmative determination that each of Directors named above satisfies these categorical standards. In making its determination, the Board examined relationships between Directors or their affiliates with us and our affiliates and determined that each such relationship, if any, did not impair the Director’s independence. A copy of Exhibit A to our Governance Charter is available at our website, www.ngsgi.com, under the heading “Investor Relations-Governance.”

Board of Directors Diversity

The Company values diversity and the benefits that a diverse workforce can bring to the Company and to the Board of Directors. Diversity can promote the inclusion of different perspectives and ideas which can lead to more robust discussion regarding strategic and governance policy alternatives and, ultimately, result in better corporate governance and decision making.

The Company seeks to maintain a Board comprised of talented and dedicated Directors with a diverse mix of expertise, experience, skills and backgrounds. The skills and backgrounds collectively represented on the Board should reflect the diverse nature of the business environment in which the Company operates. As new members of the Board are considered, diversity considerations should include - but not be limited to - business expertise, geography, age, gender and ethnicity.

The Company is committed to a merit-based system for Board composition within a diverse and inclusive culture which solicits multiple perspectives and views and is free of conscious or unconscious bias. When assessing Board composition or identifying suitable candidates for appointment to the Board, the Company will consider candidates on merit with due consideration to the benefits of diversity and the needs of the Board. The Board and its Nominating Committee are especially cognizant of the benefits of gender and ethnic diversity and will continue to focus on important diversity metrics in future searches.

Item 11. Executive Compensation
    The table below sets forth the compensation earned by our CEO, Stephen C. Taylor, and our other named executive officers for services rendered to us for the fiscal years ended December 31, 2021, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary(4)	Bonus (5)	Stock Awards(6)	Option Awards(7)	Non-Equity Incentive Plan Compensation(8)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(9)	All Other Compensation(10)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen C. Taylor, Chairman, President & CEO	2021	$612,000	$—	$722,160	$—	$397,800	$—	$17,319	$1,749,279
	2020	612,000	—	973,079	—	1,585,080	—	18,790	3,188,949
	2019	607,181	—	530,910	—	1,289,513	—	15,733	2,443,337
James R. Hazlett, Vice President-Technical Services	2021	225,100	—	184,025	—	73,158	—	30,726	513,009
	2020	225,100	—	178,200	—	112,550	—	23,619	539,469
	2019	224,596	—	56,400	—	42,112	—	34,824	357,932
Micah C. Foster, VP & Chief Financial Officer(1)	2021	153,863	—	196,300	—	78,000	—	16,312	444,475
	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
G. Larry Lawrence, Former VP & Chief Financial Officer(2)	2021	35,000	10,000	—	—	—	—	—	45,000
	2020	—	—	—	—	—	—	—	—
	2019	198,858	—	—	—	32,871	—	15,461	247,190
James R. Lawrence, VP & Chief Financial Officer(3)	2021	—	—	—	—	—	—	—	—
	2020	205,346	—	—	—	—	—	19,022	224,368
	2019	45,385	—	61,300	—	—	—	4,381	111,066

(1)    Mr. Foster was appointed as our Vice President and Chief Financial Officer on May 11, 2021.
(2)     Mr. G.L. Lawrence retired from the Company on November 15, 2019. Mr. G.L. Lawrence rejoined the Company in January 2021 and was appointed our interim Vice President and Chief Financial Officer until the appointment of Mr. Foster on May 11, 2021.
(3)    Mr. J.R. Lawrence joined the Company on October 1, 2019 and was appointed as our Vice President and Chief Financial Officer on November 16, 2019. Mr. J.R. Lawrence gave notice of his resignation in December 2020.
(4)     The amounts in column (c) includes amounts deferred under our Deferred Compensation Plan and 401(k) Plan. The Company has not made any contributions to the Deferred Compensation Plan.
(5)    The amounts reflected in column (d) reflect discretionary bonus payments not covered under our Annual Incentive Bonus Plan.
(6)    The amounts in column (e) reflect the grant date fair value of restricted stock/unit awards in accordance with FASB ASC Topic 718. The amounts shown for 2021 reflect the grant date fair value of stock granted contingent upon the approval by our shareholders of a proposal to increase the number of shares of our common stock reserved for issuance under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan (the "2019 Plan") that we intend to submit for a vote at our 2022 annual meeting of shareholders. To the extent that we are unable to obtain shareholder approval to increase the reserved shares under the 2019 Plan, we intend to pay the value of the awards in cash as they vest.

(7)    The amounts in column (f) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2021, 2020 and 2019, in accordance with FASB ASC Topic 718, associated with stock option grants under our Stock Option Plan.
(8)    The amounts in column (g) reflect the cash bonus awards to the named executive officers under our Annual Incentive Bonus Plan, including amounts deferred under our Deferred Compensation Plan. The amount in column (g) for Mr. Taylor also includes a long-term incentive award for 2020 and 2019 of $973,080 and $1,061,820 (50% of his long-term incentive awards earned for each year), respectively, payable in either cash or a variable number of shares at the discretion of the Compensation Committee. These fixed value awards are subject to three-year vesting in equal, annual tranches.
(9)    The Deferred Compensation Plan referred to column (h) does not pay above-market or preferential earnings.
(10)    The amounts shown in column (i) include matching contributions made by Natural Gas Services Group to each named executive officer under our 401(k) plan and the aggregate incremental cost to Natural Gas Services Group of perquisites provided to our named executive officers as shown in the table below.

All Other Compensation Table

Name	Year	Automobile Allowance	Personal Use of Company Provided Automobiles	Additional Incremental Portion of Health Insurance Premiums Paid for Officers Only	401(k) Plan	Total
Stephen C. Taylor	2021	$—	$1,800	$7,698	$7,821	$17,319
	2020	—	1,800	8,440	8,550	18,790
	2019	—	1,800	8,103	5,830	15,733
James R. Hazlett	2021	10,200	—	13,467	7,059	30,726
	2020	10,200	—	6,360	7,059	23,619
	2019	10,200	—	17,580	7,044	34,824
Micah C. Foster	2021	5,538	—	8,619	2,155	16,312
	2020	—	—	—	—	—
	2019	—	—	—	—	—
G. Larry Lawrence	2021	—	—	—	—	—
	2020	—	—	—	—	—
	2019	9,219	—	—	6,242	15,461
James R. Lawrence	2021	—	—	—	—	—
	2020	9,000	—	3,567	6,455	19,022
	2019	2,008	—	1,650	723	4,381

Grants of Plan-Based Awards

The table below sets forth the estimated future payouts under non-equity incentive plan awards and restricted stock/unit awards granted and the grant date fair value of such awards.

Grants of Plan-Based Awards for 2021

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maxi-mum ($)	Threshold (#)	Target	Maxi-mum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Option (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Stephen C. Taylor	4/25/2022(1)	$—	$—	$—	—	—	$—	60,839	—	$—	$722,160
	3/29/2021(2)	474,300	612,000	749,700	—	—	—	—	—	—	—
James R. Hazlett	3/18/2021(1)	—	—	—	—	—	—	15,503	—	—	184,025
	3/29/2021(2)	87,188	112,500	137,813	—	—	—	—	—	—	—
Micah C. Foster	4/25/2022(1)	—	—	—	—		—	16,537	—	—	196,300
	3/29/2021(2)	93,000	120,000	147,000	—	—	—	—	—	—	—

(1)    The amounts shown on these rows reflects the awards of restricted stock or units earned in 2021, to be issued in 2022, contingent upon the approval by our shareholders of a proposal to increase the number of shares of common stock reserved for issuance under the 2019 Plan that we intend to submit for a vote at our 2022 annual meeting of shareholders. To the extent we are unable to obtain shareholder approval to increase the reserved shares under the 2019 Plan, we intend to pay the value of the award in cash as they vest.
(2)     The amounts on these rows assume, under the structure of our Annual Incentive Bonus Plan, that each of the metrics are achieved under threshold (75% payout), target (100% payout), and maximum / stretch (125% payout) levels. The actual payouts in April 2022 that were earned in 2021 were as follows: Mr. Taylor - $397,800, Mr. Hazlett - $73,158 and Mr. Foster $78,000.

Short-Term Incentives - Annual Incentive Bonus Plan

In 2006, the Committee adopted an Annual Incentive Bonus Plan or, the “IBP,” that provides guidelines for the calculation of annual non-equity incentive based compensation in the form of cash bonuses to our executives, subject to Committee oversight and modification.  The bonuses awarded under the IBP are short-term awards in recognition of the overall performance and efforts made by certain of our executives during a particular year. Each year, the Committee approves the group of executives eligible to participate in the IBP and establishes target award opportunities for such executives. For 2021, the Committee maintained Mr. Taylor’s target award opportunity at 100% of his base salary. Target award opportunity was 50% of average base salary for Mr. Hazlett and Mr. Foster.

For 2021, 100% of an executive officer’s IBP award was based on achievement of company financial and other objectives relating to:

•Cash flow from operations;
•Total revenues;
•ESG objectives; and
•Strategic and tactical initiatives.

Cash flow from operations accounts for 35% of the IBP, total revenues accounts for 25% of the IBP, ESG objectives accounts for 20% of the IBP and strategic and tactical initiatives accounts for the remaining 20%.

Each year, the Committee sets the performance levels for each component of the company objective portion of the IBP.  The payment of awards under the IBP is based upon whether these performance levels are achieved for the year.  Payout on each of the three financial objectives is as follows:

•75% of the bonus amount attributable to a financial component will be paid if we achieve the "threshold" amount;

•100% of the bonus amount attributable to a financial component will be paid if we achieve the "target" amount; and

•125% of the bonus amount attributable to a financial component will be paid if we achieve the "stretch" amount.

2021 Annual Incentive Bonus Plan

2021 Executive Bonus Criteria	Cash Flow from Operations (1)	Revenue
Threshold achievement pays 75% of bonus	$22,398,000	$69,672,000
Target achievement pays 100% of bonus	22,973,000	71,458,000
Stretch achievement pays 125% of bonus	23,547,000	73,245,000

(1)    Cash flow from operations is an indicator of operating performance and is defined as the Company's rental and service and maintenance gross margins, before depreciation, less selling, general and administrative expenses adjusted to exclude (i) non-cash charges related to the Company's Non-qualified Deferred Compensation Plan, (ii) non-cash stock compensation expenses and (iii) director and officer cash long-term incentive compensation expenses.
The following table sets forth the maximum bonus eligibility set by the Committee for 2021 for each of our named executive officers, and based upon the payout percentages noted in the table above, the bonus payout amount earned by each named executive for 2021 under our Annual Incentive Bonus Plan:

Criteria	Actual 2021 Performance	Target Metric	Stretch Metric	Eligible Bonus Payment Percentage	Bonus Component	Payable Bonus
Cash flow from operations (1)	$20,344,000	$22,973,000	$23,547,000	—%	35%	—%
Revenue	72,420,000	71,458,000	73,245,000	100%	25%	25.0%
ESG objectives				100%	20%	20.0%
Strategic and tactical initiatives				100%	20%	20.0%
Total						65.0%

(1)Cash flow from operations is an indicator of operating performance and is defined as the Company's rental and service and maintenance gross margins, before depreciation, less selling, general and administrative expenses adjusted to exclude (i) non-cash charges related to the Company's Non-qualified Deferred Compensation Plan, (ii) non-cash stock compensation expenses and (iii) director and officer cash long-term incentive compensation expenses.

In 2021, our executives received (i) no payout on cash flow from operations, as the Company's $20.3 million in cash flow from operations did not exceed its threshold achievement level of $22.4 million; (ii) a threshold financial metric payout on revenues, as the Company's $72.4 million in revenue met the target of $71.5 million but was below the stretch revenue of $73.2 million; (iii) a threshold payout on ESG objectives as management's performance met the board approved metrics; and (iv) a threshold payout on strategic and tactical initiatives as the committee considered the Company's 2021 financial and operational performance as the individual performance of all three executives related to ensuring safe and continuous operations of the Company during the economic, industry and public health challenges presented by the COVID-19 pandemic.

The following table summarizes the bonuses awarded under the IBP for 2021:

Name	Title	Base Salary	Max Bonus Eligibility	Bonus Base	Bonus Payout %	Bonus Payouts
Stephen C. Taylor	President & CEO	$612,000	100.0%	$612,000	65%	$397,800
Micah C. Foster	VP & CFO	153,863	50.0%	240,000	65%	78,000
James R. Hazlett	VP- Technical Services	225,100	50.0%	225,100	65%	73,158

1998 Stock Option Plan

Our 1998 Stock Option Plan, as amended and restated, provides for the issuance of stock options to purchase up to 1,000,000 shares of our common stock. The purpose of this plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide long-term incentives to employees and consultants and to promote the long-term growth and success of our business. The plan is administered by the Compensation Committee of the Board of Directors. At its discretion, the Compensation Committee determines the persons to whom stock options may be granted and the terms upon which options will be granted. In addition, the Compensation Committee may interpret the plan and may adopt, amend and rescind rules and regulations for its administration. Option awards are generally granted with an exercise price equal to the closing price of our common stock at the date of grant and generally vest based on three years of continuous service and have ten-year contractual terms.

As of December 31, 2021, stock options to purchase a total of 200,834 shares of our common stock were outstanding under the 1998 Stock Option Plan, as amended and restated, and a total of 345,003 shares of common stock were available at December 31, 2021 for future grants of stock options under the plan. Since the beginning of 2022, we have issued 2,500 stock options to purchase shares of our common stock with an additional 12,500 stock options that were either forfeited or expired, leaving 355,003 shares available under the 1998 Stock Option Plan as of April 29, 2022.

2019 Equity Incentive Plan

On June 20, 2019, the Company's shareholders approved our 2019 Equity Incentive Plan ("2019 Plan"). Except with respect to awards then outstanding, unless sooner terminated by the Board, the Plan will expire on the tenth anniversary of the date it was approved by shareholders (June 20, 2029) and no further awards may be granted after such date. The purposes of the 2019 Plan are to enable the Company to attract and retain the types of employees, consultants and Directors who will contribute to the Company’s long range success; provide incentives that align the interests of employees, consultants and Directors with those of the shareholders of the Company; and promote the success of the Company’s business.

The following summary of the material terms of the 2019 Plan is qualified in its entirety by the full text of the 2019 Plan, a copy of which was filed with our proxy statement for 2019 and may be obtained, free of charge, by writing to the Company, Attention: Alicia Dada, Investors Relations, 404 Veterans Airpark Lane, Suite 300, Midland, Texas 79705.

Shares Available for Awards and Limits on Awards. The Company has reserved an aggregate of 500,000 shares of common stock to be awarded under the 2019 Plan. Up to 250,000 of these shares may be issued under the 2019 Plan, in the aggregate, through the exercise of incentive stock options. No non-employee Director may be granted awards, during any fiscal year, with respect to shares of common stock that, together with any cash fees paid to the Director during the fiscal year, have a total value that exceeds $250,000 (calculating the value of any awards based on the grant date fair value for financial reporting purposes).

As of March 31, 2022, we have issued 456,198 shares under the 2019 Plan. Of these shares, 287,011 have vested and are no longer subject to any restrictions or possible forfeiture and 3,333 shares were forfeited and returned to the pool. Vested shares include shares that were withheld for taxes and, under the terms of the 2019 Plan, cannot be re-issued. 165,854 unvested shares of common stock remain reserved for potential issuance under outstanding awards and may be issued if the vesting terms of such outstanding awards are met. Accordingly, 47,135 shares are available to be issued under the 2019 Plan as of March 31, 2022.

If any outstanding award expires or is canceled, forfeited, or terminated without issuance or vesting of the full number of shares of common stock to which the award related, then such number of shares that expired, or were canceled, forfeited or terminated will be available for future awards under the 2019 Plan. Shares tendered in payment of the option exercise price, shares delivered or withheld by the Company to satisfy any tax withholding obligation, or shares covered by a stock-settled stock appreciation right or other awards that used shares upon the settlement of the award will not again become available for future grants under the 2019 Plan.

Awards may be granted under the 2019 Plan in assumption of, or in substitution for, outstanding awards previously granted by an entity acquired by the Company or with which the Company combines. The Committee (as defined below) will make appropriate adjustments to these limits to prevent dilution or enlargement of the rights of participants under the 2019 Plan.

Administration and Amendment. The 2019 Plan is administered by the Compensation Committee (the "Committee"), or, in the Board’s discretion, by the Board. The Committee will have the authority to, among other things, interpret the 2019 Plan; determine who will be granted awards under the 2019 Plan; prescribe the terms and conditions of each award; interpret, administer, reconcile any inconsistency in, correct any defect in, and supply any omission in the 2019 Plan; and exercise discretion to make any and all other determinations which it determines to be necessary or advisable for the administration of the 2019 Plan.

The Committee may also amend the terms of any one or more awards. However, the Committee may not affect any amendment which would otherwise constitute an impairment of the rights under any award unless the Company requests the consent of the participant and the participant consents in writing.

The Board may amend the 2019 Plan. However, except in the case of adjustments upon changes in common stock, no material amendment will be effective unless approved by the shareholders of the Company to the extent shareholder approval is necessary to satisfy any applicable laws.

Eligibility.  The Board selects participants from among the key employees, consultants and Directors of the Company and its affiliates. Only employees are eligible to receive incentive stock options.

Available Awards. Awards that may be granted under the 2019 Plan include restricted stock, restricted stock units (RSUs), performance awards, stock options (including both incentive stock options (ISOs) and nonqualified stock options), stock appreciation rights (SARs), and other stock-based awards. The terms of each award will be set forth in a written agreement.

Restricted Stock. A restricted stock award is an award of actual shares of common stock which are subject to certain restrictions for a period of time determined by the Committee. Restricted stock may be held by the Company in escrow or delivered to the participant pending the release of the restrictions. The participant generally has the rights and privileges of a shareholder as to such restricted stock during the restricted period, including the right to vote the restricted stock and the right to receive dividends

Restricted Stock Units. An RSU is an award of hypothetical common stock units having a value equal to the fair market value of an identical number of shares of common stock, which are subject to certain restrictions for a period of time determined by the Committee. No shares of common stock are issued at the time an RSU is granted, and the Company is not required to set aside any funds for the payment of any RSU award. Prior to settlement of an RSU award and the receipt of shares, the participant does not have any rights as a shareholder with respect to such shares. The Committee may grant RSUs with a deferral feature (deferred stock units or DSUs), whereby settlement of the RSU is deferred beyond the vesting date until a future payment date or event set out in the participant’s award agreement. The Committee has the discretion to credit RSUs or DSUs with dividend equivalents.

Performance Share Awards. A performance share award is an award of shares of common stock that are only earned if certain conditions are met. The Committee has the discretion to determine the following: the number of shares of common stock or stock-denominated units subject to a performance share award; the applicable performance period; the conditions that must be satisfied for a participant to earn an award; and the other terms, conditions and restrictions of the award. The number of performance shares earned by a participant depends on the extent to which the performance goals established by the Committee are attained within the applicable performance period. No payout is made with respect to any performance share award except upon written certification by the Committee that the minimum threshold performance goal(s) have been achieved.

Stock Options. A stock option is the right to purchase shares of common stock at a future date at a specified price per share called the exercise price. An option may be either an ISO or a nonqualified stock option. ISOs and nonqualified stock options are taxed differently. Except in the case of options granted pursuant to an assumption or substitution for another option, the exercise price of a stock option may not be less than the fair market value (or in the case of an ISO granted to a ten percent shareholder, 110% of the fair market value) of a share of common stock on the grant date. As of the record date, the closing price of our common stock was $9.05. Full payment of the exercise price must be made at the time of such exercise either in cash or bank check or in another manner approved by the Committee.

Stock Appreciation Rights. A SAR is the right to receive payment of an amount equal to the excess of the fair market value of a share of common stock on the date of exercise of the SAR over the exercise price. The exercise price of a SAR may not be less than the fair market value of a share of common stock on the grant date. SARs may be granted alone ("freestanding rights”) or in tandem with options ("related rights”).

Other Equity-Based Awards. The Committee may grant other equity-based awards, either alone or in tandem with other awards, in amounts and subject to conditions as determined by the Committee as set out in an award agreement.

Vesting. The 2019 Plan allows for awards subject to either time-based vesting or performance-based vesting, or both. All awards granted under the 2019 Plan must have a minimum vesting period of at least one year. The Committee has the authority to determine the vesting schedule of each award (subject to the minimum one-year requirement), and to accelerate the vesting and ability to exercise any award. The Company’s practice over the last several years has been to grant restricted stock/unit awards to its executive officers and independent Directors, and stock options to selected non-executive employees. Restricted stock/unit awards to our (i) executive officers have been subject to time-based vesting in equal one-third installments over a three-year period from the grant date and (ii) independent Directors were subject to time-based vesting in equal quarterly installments beginning in the year following the year in which they are granted. However, starting in 2020, the awards to independent Directors are subject to one-year cliff vesting. Stock options granted to our non-executive employees typically vest in equal, one-third tranches over a three-year period. Past vesting requirements may not be indicative of future vesting requirements set by the Committee, which may be less or more onerous than in prior years.

Clawback and Recoupment. The Company may cancel any award or require the participant to reimburse any previously paid compensation provided under the 2019 Plan or an award agreement in accordance with the Company’s clawback policy.

Termination of Service.  Unless otherwise set forth in an individual award agreement or in an employment agreement approved by the Committee, any unvested restricted shares, performance shares, RSUs, PSUs and other equity-based awards will immediately be forfeited upon termination of continuous service under the 2019 Plan. Under the Company's restricted stock and RSU award agreements, if the grantee's continuous service terminates as a result of the grantee's death, Disability (as defined in the 2019 Plan), termination without Cause (as defined in the 2019 Plan and below) or termination for Good Reason (as defined), 100% of the grantee's unvested shares will vest.

Unless otherwise set forth in an individual award agreement or in an employment agreement approved by the Committee, in the event an option holder's continuous service terminates, an option holder may exercise his or her option (to the extent the option holder was entitled to exercise such option at the date of termination) within the earlier of three months following the date of termination or the expiration of the option term. Unless otherwise set forth in an individual award agreement, in the event an option holder's continuous service terminates upon his or her death or Disability (as defined), an option holder or his or her estate may exercise his or her option (to the extent the option holder was entitled to exercise such option at the date of termination), within the earlier of 12 months following the date of termination or the expiration of the option term.

In regard to the definition of Cause under the 2019 Plan, if a participant is under an employment or service agreement with the Company and such agreement provides for a definition of Cause, that definition should be used. If no such agreement exists, or if such agreement does not define Cause, then Cause is defined as (i) the conviction of, or plea of guilty or no contest to, a felony or a crime involving moral turpitude or the commission of any other act involving willful malfeasance or material fiduciary breach with respect to the Company or an Affiliate; (ii) conduct that results in or is reasonably likely to result in harm to the reputation or business of the Company or any of its Affiliates; (iii) gross negligence or willful misconduct with respect to the Company or an Affiliate; or (iv) material violation of state or federal securities laws.

In regard to the definition of Good Reason under the 2019 Plan, if a participant is under an employment or service agreement with the Company and such agreement provides for a definition of Good Reason, that definition should be used. If no such agreement exists, or if such agreement does not define Good Reason, Good Reason is defined as the occurrence of one or more of the following without the participant’s express written consent, which circumstances are not remedied by the Company within thirty (30) days of its receipt of a written notice from the participant describing the applicable circumstances (which notice must be provided by the participant within ninety (90) days of the participant's knowledge of the applicable circumstances): (i) any material, adverse change in the participant's duties, responsibilities, authority, title, status or reporting structure; (ii) a material reduction in the participant’s base salary or bonus opportunity; or (iii) a geographical relocation of the participant's principal office location by more than fifty (50) miles.

Change in Control. A Change in Control is defined as (a) the acquisition by one person or more than one person acting as a group, of Company stock representing more than 50% of the total fair market value or total voting power of the Company’s stock; (b) a merger, consolidation or other reorganization in which the Company is not the surviving entity unless the Company’s shareholders immediately prior to the merger, consolidation or other reorganization maintain at least 50% of the voting power; (c) a majority of the incumbent members of the Board are replaced by Directors whose appointment or election is not endorsed by at least two-thirds of the Board; or (d) the acquisition by one person or more than one person acting as a group, of all or substantially all of the Company’s assets.

Unless otherwise provided in an award agreement, in the event of a participant’s termination of service without Cause or for Good Reason during the 18-month period following a Change in Control, the vesting of all awards will fully accelerate and all outstanding options and SARs will become immediately exercisable as of the date of the participant’s termination of service.

In the case of performance awards, in the event of a participant’s termination of service without Cause or for Good Reason, in either case, within 18 months following a Change in Control, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions will be deemed met as of the date of the participant’s termination of service.

In the event of a Change in Control, the Committee may in its discretion and upon at least 10 days’ advance notice to the affected persons, cancel any outstanding awards and pay to the holders the value of the awards based upon the price per share of common stock received or to be received by other shareholders of the Company in the event. In the case of any option or SAR with an exercise price that equals or exceeds the price paid for a share of common stock in connection with the change in control, the Committee may cancel the option or SAR without the payment of any consideration.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information about unvested restricted stock/units and unexercised stock options outstanding as of December 31, 2021 and held by our Chief Executive Officer, Stephen C. Taylor, and each other named executive officer.

Outstanding Equity Awards at 2021 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen C. Taylor	—	—	—	—	—	43,891	$459,539	—	—
	—	—	—	—	—	62,755	657,045	—	—
	—	—	—	—	—	109,212	1,143,450	—	—
James R. Hazlett	—	—	—	—	—	6,667	69,803	—	—
	—	—	—	—	—	6,667	69,803	—	—
	—	—	—	—	—	20,000	209,400	—	—
Micah C. Foster	—	—	—	—	—	5,000	52,350	—	—

Option Exercises and Stock Vested in 2021

In the table below, we show certain information about (i) the number of shares of common stock acquired upon exercise of stock options by each of the named executive officers in 2021 and the value realized on exercise of the stock options and (ii) stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(1)
(a)	(b)	(c)	(d)	(e)
Stephen C. Taylor	—	$—	80,075	$744,316
James R. Hazlett	—	—	15,332	143,601

(1)    Excludes the following shares that vested (with values upon vesting) and were contributed to the Company's nonqualified deferred compensation plan as follows: Mr. Taylor - 23,428 shares for $220,208; and Mr. Hazlett - 1,333 shares for $12,983.

Nonqualified Deferred Compensation

We adopted a Deferred Compensation Plan in December 2015, which permits eligible employees, including our NEOs, and our Directors to annually elect to defer a portion of their salary, commissions, cash bonus, Director fees and/or stock awards they would otherwise have received when earned.  Under this plan, participants can defer up to 90% of their salary, commissions, cash bonus, Director fees and stock awards. Cash amounts deferred under the Deferred Compensation Plan are deemed invested in the investment funds selected by the participant with similar options as available under the Company’s 401(k) Plan. We have option to contribute but do not currently contribute to the Deferred Compensation Plan on behalf of its participants or match the deferrals made by participants.

At the time of deferral, a participant must indicate whether he or she wishes to receive the amount deferred while in-service or upon separation of service. In either case, the payment will be in either a lump sum or in substantially equal annual installments. In-service installments cannot exceed five years, while installments elected to start upon separation of service cannot exceed ten years. If separation is due to a disability or a change in control, deferrals will be paid similar to deferrals paid upon separation of service, while deferrals related to death will be paid in a lump sum to the participant’s beneficiary. If a participant experiences an unforeseeable emergency during the deferral period, the participant may petition to receive a partial or full payout from the Deferred Compensation Plan. All distributions are made in cash, except for deferred stock awards which are settled in Company stock.

Deferred Compensation Table

Name	Beginning Aggregate Balance	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Stephen C. Taylor	$ 2,573,055	$ 278,251	$ —	$ 551,250	$ —	$ 3,402,556
G. Larry Lawrence	157,550	—	—	18,651	(65,865)	110,336
James R. Hazlett	339,004	24,672	—	63,469	—	427,145

(1) All contributions were from salary, bonus and stock deferrals in 2021. The Company has made no contributions to the Deferred Compensation Plan.

Compensation of Directors
We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors.  In setting compensation for our Directors, we consider the substantial amount of time that Directors expend in fulfilling their duties to us and our shareholders, as well as the skill-sets required to fulfill these duties.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal years ended December 31, 2021, 2020 and 2019:

Name	Year	Fees Earned Or Paid ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Leslie A. Beyer	2021	$66,250	$50,003	$—	$50,000	$—	$—	$ 166,253
	2020	27,500	12,499	—	25,000	—	—	64,999
	2019	—	—	—	—	—	—	—
David L. Bradshaw	2021	68,750	50,003	—	50,000	—	—	168,753
	2020	65,000	24,996	—	50,000	—	—	139,996
	2019	65,000	100,005	—	—	—	—	165,005
John Chisholm	2021	68,750	50,003	—	50,000	—	—	168,753
	2020	60,000	24,996	—	50,000	—	—	134,996
	2019	55,000	100,005	—	—	—	—	155,005
Charles G. Curtis	2021	—	—	—	—	—	—	—
	2020	32,500	24,996	—	—	—	—	57,496
	2019	60,000	100,005	—	—	—	—	160,005
William F. Hughes, Jr.	2021	16,250	—	—	—	—	—	16,250
	2020	65,000	24,996	—	50,000	—	—	139,996
	2019	65,000	100,005	—	—	—	—	165,005
Nigel J. Jenvey	2021	52,500	50,000	—	50,000	—	—	152,500
	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—

(1)    Our non-employee Directors are paid a quarterly cash fee.  The cash fee payable to our non-employee Directors was $13,750 per quarter for 2021 and $12,500 per quarter for 2020 and 2019. In addition, the Chairman of the Audit Committee, David L. Bradshaw, the Chairman of the Compensation Committee, Leslie A. Beyer, the Chairman of the ESG and Personnel Development Committee, Nigel J. Jenvey and the Chairman of the Nominating Committee and Lead Director, John Chisholm, were entitled to an additional quarterly cash fee in the amount of $3,750.

(2)    On March 18, 2021, each of our non-employee Directors were granted 5,612 restricted shares at an issue price of $8.91 per share; on April 1, 2021, Mr. Jenvey was granted 5,291 restricted shares at an issue price of $9.45; on April 28, 2020, each of our non-employee Directors were granted 4,432 restricted shares at an issue price of $5.64 per share; on October 15, 2020, Ms. Beyer was granted 1,324 restricted shares at an issue price of $9.44; and on March 29, 2019, each of our non-employee Directors were granted 5,784 restricted shares/units at an issue price of $17.29 per share.

Cash Compensation Paid to Independent Directors

We pay our non-employee Directors a quarterly cash fee for their attendance at each meeting of our Board of Directors. The cash fee payable to our non-employee Directors for 2021 was $13,750 per quarter and $12,500 per quarter for 2020 and 2019. In addition, the Chairmen of the Audit, Compensation, ESG and Nominating Committees were entitled to an additional quarterly cash fee in the amount of $3,750.

Equity Based Compensation Paid to Independent Directors

Our compensation policy for independent Directors is to grant an annual award of restricted shares based upon a review of equity award values paid by other public companies in the Company's peer group and the Company's market and financial performance in comparison to such peer group companies. For 2021, based upon the Company's performance compared to its peer group, the Compensation Committee recommended and the Board approved an equity award value of approximately $100,000 in restricted stock. However, because of the depressed nature of the energy industry and dilutive nature of the Company's stock at then current market prices, the Board determined to modify the award into a 50/50 split of stock and cash. In connection therewith, on March 18, 2021, each of our three independent Directors were granted the following:

•An award of $50,000 in cash (50% of the total) that vests one year from the date of grant; and

•An award of 5,612 shares of restricted stock, which was calculated by dividing $50,000 by the closing share price of $8.91 on that day. These awards of restricted stock vest one year from the date of grant and are subject to acceleration in certain events.

On April 1, 2021, William F. Hughes retired and resigned from his position as a member of the Board of Directors of the Company. In recognition of Mr. Hughes’ longstanding service, the Compensation Committee voted to accelerate the vesting of the following unvested shares, free of any further restrictions:

•3,989 restricted stock units

•443 restricted stock awards

On April 1, 2021, the Board appointed Nigel J. Jenvey as a Director of the Company. Consistent with the compensation of the other non-employee Directors, the Compensation Committee awarded Mr. Jenvey the following:

•An award of $50,000 in cash (50% of the total) that vests one year from the date of grant; and
•An award of 5,291 shares of restricted stock, which was calculated by dividing $50,000 by the closing share price of $9.45 on that day. These awards of restricted stock vest one year from the date of grant and are subject to acceleration in certain events.
On April 25, 2022, the Compensation Committee recommended and the Board approved the continuation of its annual equity award policy of $100,000 in value of restricted stock and cash, for 2022. In connection therewith, four independent Directors were granted the following:

•An award of $50,000 in cash (50% of the total) that vests one year from the date of grant; and
•An award of 4,212 shares of restricted stock, which was calculated by dividing $50,000 by a deemed share price of $11.87. These awards of restricted stock vest one year from the date of grant and are subject to acceleration in certain events.

Directors who are our employees do not receive any compensation for their services as Directors.

Other

All Directors are reimbursed for their expenses incurred in connection with attending meetings. We provide liability insurance for our Directors and officers. The cost of this coverage for 2021 was $221,723. We do not offer non-employee Directors travel accident insurance, life insurance, or a pension or retirement plan.

Compensation Agreements with Management

On October 23, 2013, Stephen C. Taylor entered into a new employment agreement with us (the “Employment Agreement”), pursuant to which Mr. Taylor continues his employment as our President and Chief Executive Officer. The new Employment Agreement became effective on the same date and Mr. Taylor’s previous employment agreement with us, which was set to expire on October 25, 2013, was terminated in connection therewith.

On April 24, 2015, we entered into an amendment with Mr. Taylor to his Employment Agreement pursuant to which the "modified single trigger" change of control provision was changed to a "double trigger" change of control. Under the "modified single trigger provision", Mr. Taylor could voluntarily terminate the Employment Agreement for any reason and collect severance benefits. Under the new "double trigger" change of control provision, a change of control must occur followed by the Company or its successor terminating Mr. Taylor's employment other than for cause, death, or disability, or by Mr. Taylor terminating his employment for Good Reason. We discuss the definitions of "Change of Control" and "Good Reason" below, along with Mr. Taylor's severance benefits in connection with these events.

The term of the Employment Agreement is for three years but the agreement contains an “evergreen” feature whereby the agreement is automatically extended on a monthly basis on the last day of each month so that the term of the agreement will always be three years unless written notice of nonrenewal is given by the Company. If a notice of nonrenewal is given, the term of employment then ends three years from the date of that written notice of nonrenewal unless terminated earlier as described below. The Employment Agreement provides for Mr. Taylor to receive a base salary, potential cash bonus, equity compensation, and certain other benefits, which are summarized below.

Base Salary.  Mr. Taylor is entitled to Base Salary which is reviewed annually at the beginning of the year by, and may be increased at the discretion of, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”).

Bonus.  Mr. Taylor will continue to be eligible for an annual cash bonus under the Company’s current Annual Incentive Bonus Plan. Mr. Taylor’s annual bonus opportunity payable upon achievement of “target” levels shall be at least ninety percent (90%) of Base Salary for 2013 and at least one hundred percent (100%) thereafter. The performance metrics, weighting and thresholds for each annual bonus opportunity will be determined by the Company’s Board of Directors or Compensation Committee in good faith following consultation with Mr. Taylor.

Annual Equity Compensation.  Mr. Taylor is eligible for annual grants of equity-based incentive awards under the Company’s equity compensation plans. While the agreement provides an annual equity award grant to Mr. Taylor with an aggregate minimum value equal to 175% of his Base Salary, subject to one-year vesting terms, Mr. Taylor has waived the 175% and one-year vesting requirement for the past four years in order to enable the Compensation Committee to make discretionary and performance based awards with a three-year vesting term (subject to customary acceleration) in keeping with current public company pay practices.

Benefits.  The Company will provide Mr. Taylor such retirement, and other benefits as are customarily provided to similarly situated executives of the Company, including paid vacation, coverage under the Company’s medical, life, disability and other insurance plans, and reimbursement for all reasonable business expenses in accordance with the Company’s expense reimbursement policy.

Termination. The Company or Mr. Taylor may terminate the agreement prior to the expiration of its Term at any time upon written notice.

Severance upon Early Termination. Mr. Taylor will be entitled to the following severance benefits during the first ten years of his employment:

(A) If (i) the Company terminates Mr. Taylor's agreement without Cause (ii) Mr. Taylor terminates the agreement for Good Reason or due to a Change of Control event (as defined below) followed by the Company or its successor terminating Mr. Taylor's agreement without cause or Mr. Taylor terminating the agreement for Good Reason or (iii) Mr. Taylor's employment is terminated due to death or disability, then he will receive (a) a lump sum payment equal to 300% of Base Salary and Annual Bonus; (b) vesting of all unvested equity awards or other long-term incentive compensation; (c) continuation of health insurance benefits and payment of any life insurance premiums for a period of 36 months after termination; and (d) receipt of any other vested benefits which had not yet been paid prior to the date of termination.

(B) If Mr. Taylor's employment is terminated for Cause or he voluntarily resigns, then he will be entitled to any unpaid compensation earned through the date of termination and receipt of any other vested benefits which had not yet been paid prior to the date of termination.

(C) If Mr. Taylor retires in compliance with the Company's retirement policy, then he will be entitled to (i) any unpaid compensation earned through the date of retirement; (ii) vesting of all unvested equity awards or other long-term incentive compensation; and (iii) receipt of any other vested benefits which had not yet been paid prior to the date of termination.

After the tenth anniversary date of Mr. Taylor's employment agreement, in the event the Company delivers to Mr. Taylor a Notice of Nonrenewal and:

(A) his employment is automatically terminated upon the expiration of the remaining three year term, Mr. Taylor shall be entitled to (i) any unpaid compensation earned through the date of retirement; (ii) vesting of all unvested equity awards or other long-term incentive compensation; and (iii) receipt of any other vested benefits which had not yet been paid prior to the date of; or

(B) his employment is terminated prior to the expiration of the remaining three year term, unless said termination is due to Cause, voluntary resignation or retirement, then Mr. Taylor shall be entitled to (i) lump sum payment of his Base Salary at the time of termination for the remainder of the three year term of the agreement; (ii) a lump sum cash payment equal to 100% of the Annual Bonus for each full year (if any) remaining in the three year term, plus a pro rata portion of such Annual Bonus for any partial remaining year in the three year term; (iii) vesting of all unvested equity awards or other long-term incentive compensation; (iv) continuation of health insurance benefits and payment of any life insurance premiums for the remainder of the three year term of the agreement; and (v) receipt of any other vested benefits which had not yet been paid prior to the date of termination.

Under the Employment Agreement, a "Change of Control" event includes (i) the acquisition by a person, entity or group of related persons or entities of more than 30% of the total voting power in the Company (excluding sales to underwriters in a public offering); (ii) consummation of the sale of 50% or more of the Company's assets; (iii) consummation of a merger or consolidation of the Company with or into an entity unless the voting securities of the Company immediately prior to the merger or consolidation continue to represent more the 70% of the voting power of the surviving entity after the merger or consolidation; and (iv) replacement of at least a majority of the incumbent members of the Company's Board of Directors, excluding Directors whose election to the Board was approved by at least a majority of the then incumbent Directors, subject to further limited exceptions as set forth in the "Change of Control" definition in Employment Agreement.

Under the Employment Agreement, a "Good Reason" event includes (i) a material diminution of Mr. Taylor's duties, control, authority or status or position or a requirement that the Executive report to a corporate officer or employee instead of reporting directly to the Board of Directors; (ii) a material reduction in Mr. Taylor's compensation; (iii) a material breach by the Company of the Employment Agreement; or (iv) a relocation of more than 50 miles of Mr. Taylor's principal office with the

Company or its successor. And in connection with a termination due to Change of Control, the following provisions also constitute “Good Reason” events: (i) a material diminution of Mr. Taylor's duties, control, authority or status or position or a requirement that Mr. Taylor report to a corporate officer or employee instead of reporting directly to the Company's or successor’s Board of Directors depending on its composition after the change in control; (ii) the failure of the Company or successor to continue in effect any plan in which Mr. Taylor participates immediately prior to the Change in Control which is material to the Executive’s total compensation, unless an equitable arrangement has been made with respect to any such plan on a basis not less favorable, both in terms of the amount or timing of payment of benefits provided; and (iii) a material breach by the Company or its successor of the Employment Agreement or any other material agreement between Mr. Taylor and the Company or its successor.

Non-Competition and Non-Solicitation. In connection with the payment of the severance benefits described above, for a period of two years following Mr. Taylor’s separation from the Company, he may not compete with the Company in any geographic area within a 100 mile radius of a Company owned or leased facility which is Company staffed and actively engaging in business on behalf of the Company.

We do not have any written employment agreements with our other named executive officers.

Limitation on Directors’ and Officers’ Liability

Our Articles of Incorporation provide our Directors and Officers with certain limitations on liability to us or any of our shareholders for damages for breach of fiduciary duty as a Director or officer involving certain acts or omissions of any such Director or Officer.

This limitation on liability may have the effect of reducing the likelihood of derivative litigation against Directors and Officers, and may discourage or deter shareholders or management from bringing a lawsuit against Directors and Officers for breach of their duty of care even though such an action, if successful, might otherwise have benefited our shareholders and us.

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

Even though we maintain Directors’ and Officers’ liability insurance, the indemnification provisions contained in our Articles of Incorporation and bylaws remain in place.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For purposes of the following tables, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days.

The following table indicates the beneficial ownership of our Common Stock as of April 29, 2022 by: (1) each of our Directors and nominees for election; (2) our Chief Executive Officer, principal accounting officer and our other named executive officers (as defined in Item 402(a) (3) of Regulation S-K) (together as a group, the "Named Executive Officers "); and (3) all of our current Directors, nominees and executive officers as a group, based on our records and data supplied by each of the current Directors, nominees and executive officers.

Schedule of Beneficial Ownership

Name of Beneficial Owner and Position	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Directors & Nominees Who Are Not Named Executive Officers

Leslie A. Beyer - Current Director	11,148	*
David L. Bradshaw - Current Director	36,256	*
John W. Chisholm - Director Nominee	13,004	*
Nigel J. Jenvey - Current Director	9,503	*

Named Executive Officers

Stephen C. Taylor - Chief Executive Officer and Current Director(2)	656,852	5.17%
James R. Hazlett - Vice President - Technical Services(3)	96,030	*
Micah C. Foster - Vice President and Chief Financial Officer	5,000	*
All Directors (and nominees) and executive officers as a group (7 persons)	827,793	6.58%

*    Less than one percent.

(1)     The number of shares listed includes all shares of common stock owned or indirectly owned by, which vest within 60 days of April 29, 2022, under outstanding restricted stock units. Beneficial ownership is calculated in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, all shares of common stock are held directly with sole voting and investment powers. As of April 29, 2022, none of the shares of common stock owned by our officers and Directors had been pledged as collateral to secure repayment of loans.

(2)     Includes 130,563 shares of common stock held indirectly by a “rabbi trust” the receipt of which has been deferred by Mr. Taylor pursuant to the Company’s Nonqualified Deferred Compensation Plan.

(3)    Includes 19,000 shares of common stock held indirectly by a “rabbi trust” the receipt of which has been deferred by Mr. Hazlett pursuant to the Company’s Nonqualified Deferred Compensation Plan.

The following table sets forth information as of April 29, 2022 regarding the beneficial owners of more than five percent of the outstanding shares of our Common Stock. To our knowledge, there are no beneficial owners of more than five percent of the outstanding shares of our Common Stock as of April 29, 2022 other than those set forth below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

FMR LLC(1)	1,315,540	10.47%
245 Summer Street
Boston, Massachusetts 02210

Dimensional Fund Advisors LP(2)	943,255	7.51
Palisades West, Building One, 6300 Bee Cave Road
Austin, Texas 78746

Mill Road Capital III, LP(3)	839,445	6.68%
382 Greenwich Avenue, Suite One
Greenwich, CT 06830

Franklin Mutual Advisors, LLC(4)	768,834	6.12%
101 John F. Kennedy Parkway
Short Hills, New Jersey 07078

AWM Investment Company, Inc.(5)	678,008	5.40%
c/o Special Situations Funds
527 Madison Avenue, Suite 2600
New York, New York 10022

(1)    As reported in Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on March 10, 2022. According to the filing, FMR LLC holds voting and/or investment power over the shares, but economic ownership is beneficially held by two investment companies. FMR LLC has sole dispositive and voting power over all of the shares reported in the table above.

(2)    As reported in Amendment No. 10 to Schedule 13G filed with the Securities and Exchange Commission on February 8, 2022. According to the filing, Dimensional Fund Advisors holds voting and/or investment power over the shares, but economic ownership is beneficially held by four investment companies. Dimensional Fund Advisors has sole dispositive power over all and sole voting power over 916,154 of the shares reported in the table above.

(3)    As reported in Schedule 13D filed with the Securities and Exchange Commission on January 4, 2021.

(4)    As reported in Amendment No. 4 to Schedule 13G filed with the Securities and Exchange Commission on February 2, 2022. According to the filing, Franklin Advisory Services, LLC is an indirect wholly owned subsidiary of Franklin Resources, Inc., and it holds investment power over all the securities and sole voting power over 732,020 of the shares reported in the table above. However, economic ownership is held by one or more open-end investment companies or other managed accounts that are investment management clients of Franklin Advisory Services, LLC or affiliated companies.

(5)     As reported in Schedule 13G filed with the Securities and Exchange Commission on February 11, 2022. According to the filing, AWM Investment Company Inc. holds voting and/or investment power over the shares, but economic ownership is beneficially held by three investment companies. AWM Investment Company Inc. has sole dispositive and voting power over all of the shares reported in the table above.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, officers and persons who beneficially own more than 10% of our Common Stock to file certain reports of beneficial ownership with the Securities and Exchange Commission. These reports show the Directors’, officers’ and greater than 10% shareholders' ownership and the changes in ownership of our common stock and other equity securities. The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the person or entity filing the report. To the Company’s knowledge, during the fiscal year ended December 31, 2021, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has determined that each of the following four members of the Board is “independent” within the meaning of applicable listing standards of the NYSE and under the standards, set forth in Exhibit A to our Environmental Social and Governance and Personnel Development Charter which are consistent with the NYSE listing standards: Leslie A. Beyer, Nigel J. Jenvey, David L. Bradshaw, and John Chisholm. The Board has made an affirmative determination that each of Directors named above satisfies these categorical standards. In making its determination, the Board examined relationships between Directors or their affiliates with us and our affiliates and determined that each such relationship, if any, did not impair the Director’s independence. A copy of Exhibit A to our Governance Charter is available at our website, www.ngsgi.com, under the heading “Investor Relations-Governance.”

Procedures for Reviewing Certain Transactions

On March 7, 2007, we adopted a written policy for the review, approval or ratification of related party transactions. All of our officers, Directors and employees are subject to the policy. Under this policy, the Audit Committee will review all related party transactions for potential conflict of interest situations. Generally, our policy defines a “related party transaction” as a transaction in which we are a participant and in which a related party has an interest. A “related party” is:

•any of our Directors, Officers or employees or a nominee to become a Director;
•an owner of more than 5% of our outstanding common stock;
•certain family members of any of the above persons; and
•any entity in which any of the above persons is employed or is a partner or principal or in which such person has a 5% or greater ownership interest.

Approval Procedures

Before entering into a related party transaction, the related party or our department responsible for the potential transaction must notify the CEO or the Audit Committee of the facts and circumstances of the proposed transaction.  If the amount involved is equal to or less than $100,000, the proposed transaction will be submitted to the CEO. If the amount involved exceeds $100,000, the proposed transaction will be submitted to the Audit Committee.  Matters to be submitted will include:

•the related party’s relationship to us and interest in the transaction;
•the material terms of the proposed transaction;
•the benefits to us of the proposed transaction;
•the availability of other sources of comparable properties or services; and
•whether the proposed transaction is on terms comparable to terms available to an unrelated third party or to employees generally.

The CEO or the Audit Committee, as applicable, will then consider all of the relevant facts and circumstances available, including the matters described above and, if applicable, the impact on a Director’s independence.  Neither the CEO nor any member of the Audit Committee is permitted to participate in any review, consideration or approval of any related party transaction if such person or any of his or her immediate family members is the related party. After review, the CEO or the Audit Committee, as applicable, may approve, modify or disapprove the proposed transaction. Only those related party transactions that are in, or are not inconsistent with, our best interests and that of our shareholders will be approved.

Ratification Procedures

If one of our officers or Directors becomes aware of a related party transaction that has not been previously approved or ratified by the CEO or the Audit Committee, if the transaction is pending or ongoing, the transaction must be submitted, based on the amount involved, to either the CEO or the Audit Committee to consider the matters described above. Based on the conclusions reached, the CEO or the Audit Committee, as applicable, will evaluate all options, including ratification, amendment or termination of the related party transaction. If the transaction is completed, the CEO or the Audit Committee will (i) evaluate the transaction, taking into account the same factors as described above, to determine if rescission of the transaction or any disciplinary action is appropriate; and (ii) will request that we evaluate our controls and procedures to determine the reason the transaction was not submitted to the CEO or the Audit Committee for prior approval, and whether any changes to the procedures are recommended.

We did not have any related party transactions in 2021 with our officers or Directors.

Item 14. Principal Accountant Fees and Services

Fees Paid to Moss Adams LLP

Our principal accountant for the fiscal year ended December 31, 2021 and 2020, was Moss Adams; and for the fiscal years ended December 31, 2019 was our former Principal Accountant, BDO USA, LLP.

Audit Fees

The aggregate fees billed for professional services rendered by Moss Adams for the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020, and the review of the financial statements on Forms 10-Q for the quarters in such years were approximately $242,250 and $257,575, respectively.

Audit Related Fees

During the years ended December 31, 2021 and 2020, there were no audit related fees.

Tax Fees

We were not billed by nor was there any tax work performed by Moss Adams during the years ended December 31, 2021 and 2020.

All Other Fees

No other fees were billed by Moss Adams during our fiscal years ended December 31, 2021 and 2020, other than as described above.

Audit Committee Pre-Approval Policies and Procedures

As of the date of this proxy statement, our Audit Committee has not established general pre-approval policies and as of December 31, 2021, our Audit Committee had not established pre-approval policies and procedures for the engagement of our principal accountant to render audit or non-audit services. However, in accordance with Section 10A(i) of the Exchange Act, our Audit Committee, as a whole, approves the engagement of our principal accountant prior to the accountant rendering audit or non-audit services.

Certain rules of the Securities and Exchange Commission provide that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, subject, however, to a de minimis exception contained in the rules. Th

PART IV
Item 15.  Exhibit and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

		By:	/s/ Stephen C. Taylor
		Name:	Stephen C. Taylor
Date:	April 29, 2022	Title:	Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2022	By:	/s/ Micah C. Foster
		Name:	Micah C. Foster
		Title:	Chief Financial Officer
(Principal Financial Officer)