Form 10-Q
period 2022-03-31
NATURAL GAS SERVICES GROUP INC
filed 2022-05-16
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 9, 2022, there were 12,476,957 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$16,426	$22,942
Trade accounts receivable, net of allowance for doubtful accounts of $1,126 and $1,129, respectively	12,882	10,389
Inventory	17,331	19,329
Federal income tax receivable (Note 4)	11,538	11,538
Prepaid income taxes	54	51
Prepaid expenses and other	613	854
Total current assets	58,844	65,103
Long-term inventory, net of allowance for obsolescence of $37 and $64, respectively	1,495	1,582
Rental equipment, net of accumulated depreciation of $178,038 and $172,563, respectively	209,587	206,985
Property and equipment, net of accumulated depreciation of $16,305 and $15,784, respectively	20,407	20,828
Right of use assets - operating leases, net of accumulated amortization of $602 and $555, respectively	329	285
Intangibles, net of accumulated amortization of $2,165 and $2,134, respectively	994	1,025
Other assets	2,610	2,698
Total assets	$294,266	$298,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,604	$4,795
Accrued liabilities	12,945	14,103
Current operating leases	120	68
Deferred income	—	1,312
Total current liabilities	18,669	20,278
Line of credit	—	—
Deferred income tax liability	39,278	39,288
Long-term operating leases	210	217
Other long-term liabilities	2,726	2,813
Total liabilities	60,883	62,596
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,473 and 13,394 shares issued, respectively	135	134
Additional paid-in capital	114,080	114,017
Retained earnings	130,440	130,103
Treasury Shares, at cost, 1,022 and 775 shares, respectively	(11,272)	(8,344)
Total stockholders' equity	233,383	235,910
Total liabilities and stockholders' equity	$294,266	$298,506

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2022	2021
Revenue:
Rental income	$17,129	$15,341
Sales	2,893	2,711
Service and maintenance income	314	345
Total revenue	20,336	18,397
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	9,230	7,156
Cost of sales, exclusive of depreciation stated separately below	1,988	2,616
Cost of service and maintenance, exclusive of depreciation stated separately below	173	48
Selling, general and administrative expenses	2,502	2,649
Depreciation and amortization	6,061	6,297
Total operating costs and expenses	19,954	18,766
Operating income (loss)	382	(369)
Other income (expense):
Interest expense	(24)	(1)
Other income (expense), net	(32)	101
Total other income (expense), net	(56)	100
Income (loss) before provision for income taxes	326	(269)
Income tax benefit (expense)	11	(125)
Net income (loss)	$337	$(394)
Earnings (loss) per share:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)
Weighted average shares outstanding:
Basic	12,537	13,263
Diluted	12,698	13,263

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2021	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Issuance of restricted stock	—	—	62	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	473	—	—	—	474
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(224)	—	—	—	(224)
Net income	—	—	—	—	—	(394)	—	—	(394)
BALANCES, March 31, 2021	—	$—	13,358	$134	$112,864	$138,892	38	$(490)	$251,400

BALANCES, January 1, 2022	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Compensation expense on common stock options	—	—	—	—	21	—	—	—	21
Issuance of restricted stock	—	—	79	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	401	—	—	—	402
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(359)	—	—	—	(359)
Purchase of treasury shares	—	—	—	—	—	—	247	(2,928)	(2,928)
Net loss	—	—	—	—	—	337	—	—	337
BALANCES, March 31, 2022	—	$—	13,473	$135	$114,080	$130,440	1,022	$(11,272)	$233,383

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$337	$(394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,061	6,297
Amortization of debt issuance costs	12	—
Deferred income tax (benefit) expense	(11)	123
Stock-based compensation	423	474
Bad debt allowance	—	15
Gain on sale of assets	(36)	—
Loss (gain) on company owned life insurance	130	(98)
Changes in operating assets and liabilities:
Trade accounts receivables	(2,494)	(855)
Inventory	2,085	(100)
Prepaid expenses and prepaid income taxes	238	301
Accounts payable and accrued liabilities	(349)	2,523
Deferred income	(1,312)	(1,069)
Other	(89)	164
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,995	7,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(8,212)	(4,965)
Purchase of company owned life insurance	(47)	(17)
Proceeds from sale of property and equipment	37	—
NET CASH USED IN INVESTING ACTIVITIES	(8,222)	(4,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities, net	(2)	—
Repayments of line of credit, net	—	(417)
Purchase of treasury shares	(2,928)	—
Taxes paid related to net share settlement of equity awards	(359)	(224)
NET CASH USED IN FINANCING ACTIVITIES	(3,289)	(641)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,516)	1,758
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,942	28,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,426	$30,683
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12	$1
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$91	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a provider of natural gas compression equipment and services to the energy industry. The Company manufactures, fabricates, rents, sells and maintains natural gas compressors and flare systems for oil and natural gas production and plant facilities. NGS is headquartered in Midland, Texas, with fabrication facilities located in Tulsa, Oklahoma and Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S.

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2022 and the results of our operations for the three months ended March 31, 2022 and 2021 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the three months ended March 31, 2022 and 2021.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Compressors - sales	$1,968	$1,891
Flares - sales	—	46
Other (parts/rebuilds) - sales	925	774
Service and maintenance	314	345
Total revenue from contracts with customers	3,207	3,056
Add: ASC 842 rental revenue	17,129	15,341
Total revenue	$20,336	$18,397

Contract Balances

As of March 31, 2022 and December 31, 2021, we had the following receivables and deferred income from contracts with customers:

	March 31, 2022	December 31, 2021
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,375	$3,354
Accounts receivable - ASC 842	10,633	8,164
Total Accounts Receivable	14,008	11,518
Less: Allowance for doubtful accounts	(1,126)	(1,129)
Total Accounts Receivable, net	$12,882	$10,389

Deferred income	$—	$1,312

The Company recognized sales revenues of $1.3 million for the three months ended March 31, 2022 that was included in deferred income at the beginning of 2022. For the year ended December 31, 2021, the Company recognized sales revenues of $1.1 million that was included in deferred income at the beginning of 2021.

The increase of accounts receivable and decrease of deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of March 31, 2022, the Company did not have revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of March 31, 2022.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at March 31, 2022 and $64,000 at December 31, 2021, consisted of the following amounts:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials - current	$16,213	$17,528
Work-in-process	1,118	1,801
Inventory - current	17,331	19,329
Raw materials - long term (net of allowances of $37 and $64, respectively)	1,495	1,582
Inventory - total	$18,826	$20,911

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Beginning balance	$64	$221
Accruals	—	208
Write-offs	(27)	(365)
Ending balance	$37	$64

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of March 31, 2022.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of March 31, 2022 and December 31, 2021, respectively, consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Compressor units	$380,797	$374,336
Work-in-process	6,828	5,212
Rental equipment	387,625	379,548
Accumulated depreciation	(178,038)	(172,563)
Rental equipment, net of accumulated depreciation	$209,587	$206,985

We evaluated our rental equipment for potential impairment as of March 31, 2022, and determined that no such impairment existed as of that date.

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

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.0 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of March 31, 2022, our allowable borrowing base was $20.0 million.

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

As of March 31, 2022, we were in compliance with all financial covenants in our New Credit Agreement. At March 31, 2022, we had no amounts outstanding under the New Credit Agreement.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2021, and changes during the three months ended March 31, 2022 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	200,834	$21.17	4.83	$—
Granted	—	—	—	—
Cancelled / Forfeited	(2,500)	10.58	—	5
Expired	(8,500)	14.89	—	—
Outstanding, March 31, 2022	189,834	$21.59	4.73	$70
Exercisable, March 31, 2022	136,834	$25.85	2.79	$—

The following table summarizes information about our stock options outstanding at March 31, 2022:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	53,000	9.75	$10.58	—	$10.58
$18.01-22.00	20,500	0.97	18.75	20,500	18.75
$22.01-26.00	42,167	3.04	22.90	42,167	22.90
$26.01-30.00	30,000	4.88	28.15	30,000	28.15
$30.01-34.00	44,167	1.97	30.41	44,167	30.41
	189,834	4.73	$21.59	136,834	$25.85

The summary of the status of our unvested stock options as of December 31, 2021 and changes during the three months ended March 31, 2022 is presented below:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	55,500	$5.15
Cancelled/Forfeited	(2,500)	5.15
Unvested at March 31, 2022	53,000	$5.15

As of March 31, 2022, there was $218,643 unrecognized compensation cost related to unvested options. For the three months ended March 31, 2022 there was $21,222 compensation expense for stock options. For the three months ended March 31, 2021, there was no compensation expense for stock options.

Restricted Shares/Units

On March 18, 2021, the Compensation Committee awarded 129,212 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on March 18, 2022. On June 17, 2021, the Compensation Committee awarded 5,000 shares of restricted stock to an executive officer that vests ratably over three years beginning on June 17, 2022. In addition, on March 18, 2021, 5,612 shares of restricted common stock were awarded to each of our three independent Board members. Lastly, on April 1, 2021, 5,291 shares of restricted common stock were awarded to a newly appointed Board member. The restricted stock issued to our directors vests in one year from the date of grant. There were no grants of restricted common stock as of the three months ended March 31, 2022.

Total compensation expense related to these and previously granted restricted stock awards was $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was a total of $1.0 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 1.8 years.

A summary of all restricted stock/units outstanding as of December 31, 2021 and activity during the three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	276,319	$9.67	1.77	$2,893
Granted	—	—		—
Vested	(110,465)	12.75		1,267
Canceled/Forfeited	—	—		—
Outstanding, March 31, 2022	165,854	$7.62	1.56	$1,975

Other Long-Term Incentive Compensation

On March 18, 2021, the Compensation Committee issued a long-term incentive award of $1.0 million to an executive officer that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. In addition, on March 18, 2021, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we issued a $50,000 award to a newly appointed independent member of our Board of Directors as partial payment for his services in 2021. These awards vest one year from the date of grant and are payable in cash upon vesting. There were no long-term incentive awards issued to executives of directors during the three months ended March 31, 2022. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $219,575 and $166,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was a total of $1.0 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 1.7 years.

8. (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three months ended
	March 31,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$337	$(394)
Denominator for earnings (loss) per basic common share:
Weighted average common shares outstanding	12,537	13,263
Denominator for earnings (loss) per diluted common share:
Weighted average common shares outstanding	12,537	13,263
Dilutive effect of stock options and restricted stock/units	161	—
Diluted weighted average shares	12,698	13,263
Earnings (loss) per common share:
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)

For the three months ended March 31, 2022, 4,852 restricted stock/units and 189,834 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

For the three months ended March 31, 2021, 315,359 restricted stock/units and 145,334 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

10.  Subsequent Events

None.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and  in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

Please read Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of March 31, 2022, we had 1,276 natural gas compressors totaling 306,834 horsepower rented to 79 customers compared to 1,265 natural gas compressors totaling 287,914 horsepower rented to 80 customers at March 31, 2021.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics, and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers, and other components, and our assembling of these components on skids for delivery to customer locations. The major components of our compressor packages are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently require lead times between three to six months with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. Recent inflationary pressures have created price increases in both major and minor components for our compressors as well as longer than normal lead times for such components. To date, we have been able to increase our rental rates and sales prices proportionally; however, if cost increases continue and we are no longer able to increase our rental rates and sales prices such an event could have a material adverse effect on the results of our operations and financial condition.

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

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Commodity prices stabilized during 2021 with a sharp increase through the first three months of 2022. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with capital allocations. As such, we still expect compressor sales to be low for the remainder of 2022, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression.

Results of Operations

Three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022		2021
	(in thousands)
Rental	$17,129	84.2%	$15,341	83.4%
Sales	2,893	14.2%	2,711	14.7%
Service and Maintenance	314	1.5%	345	1.9%
Total	$20,336		$18,397

Total revenue increased 10.5% to $20.3 million for the three months ended March 31, 2022 compared to $18.4 million for the three months ended March 31, 2021. This increase was primarily a result of higher rental revenue (11.7% increase) during 2022 as well as higher sales revenue (7% increase).

Rental revenue increased to $17.1 million for the three months ended March 31, 2022 compared to $15.3 million for the same period in 2021. This increase during the first quarter of 2022 was attributable to an increase in high horsepower compression rentals as these units carry a higher revenue rate than our lower horsepower units.

As of March 31, 2022, we had 2,033 compressor packages in our fleet, down from 2,238 units at March 31, 2021 due to the retirement of units during the fourth quarter of 2021. The Company's total unit horsepower decreased to 421,422 horsepower at March 31, 2022 compared to 441,911 horsepower at March 31, 2021, due to the aforementioned unit retirements in the fourth quarter of 2021 partially offset by the addition to the Company's fleet of 27 high horsepower compressors with 10,900 horsepower over the past 12 months. As of March 31, 2022, we had 1,276 natural gas compressors with a total of 306,834 horsepower rented to 79 customers, compared to 1,265 natural gas compressors with a total of 287,914 horsepower rented to 80 customers as of March 31, 2021. As a result, our total rented horsepower as of March 31, 2022 increased by 6.6% over the last twelve months. Our rental fleet had unit utilization as of March 31, 2022, and 2021, respectively, of 62.8% and 56.5%, and our horsepower utilization for the same period ends increased to 72.8% from 65.2%. Our total rented horsepower increased by 6.6% contrasted against a 0.9% increase in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has not recovered in line with recent commodity price increases.

Sales revenue increased to $2.9 million for the three months ended March 31, 2022 compared to $2.7 million for the three months ended March 31, 2021. This increase is mostly attributable to increased compressor sales during the first quarter of 2022 compared to the same period in 2021. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Cost of rentals increased to $9.2 million during the three months ended March 31, 2022 compared to $7.2 million during the three months ended March 31, 2021. While rental revenues increased 11.7%, this 29.0% increase in costs of rentals is primarily due to inflationary pressures on labor and parts as well as a significant increase in repair and maintenance work on our rental fleet. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales decreased 24.0% to $2.0 million during the three months ended March 31, 2022 compared to $2.6 million during the three months ended March 31, 2021. This decrease was primarily due to a reduction in unabsorbed costs during the period.

Selling, general, and administrative ("SG&A") expenses decreased 5.5% to $2.5 million for the three months ended March 31, 2022 compared $2.6 million during the same period in 2021. This decrease in SG&A expenses was primarily attributable to a decrease in stock compensation expense and a decrease in non-cash charges related to our deferred compensation program.

Depreciation and amortization expense decreased to $6.1 million for the three months ended March 31, 2022 compared to $6.3 million for the three months ended March 31, 2021.  This was the result of a reduction in our rental fleet due to unit retirements in the fourth quarter of 2021.

We recorded an income tax benefit of approximately $11,000 for the three months ended March 31, 2022 compared to an income tax expense of $(125,000) for the three months ended March 31, 2021. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21%.

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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$337	$(394)
Interest expense	24	1
Income tax expense (benefit)	(11)	125
Depreciation and amortization	6,061	6,297
Non-cash stock compensation expense	423	474
Adjusted EBITDA	$6,834	$6,503

For the three months ended March 31, 2022, Adjusted EBITDA increased $0.3 million (5.1%) due primarily to a $1.9 million increase in total revenues and a $0.6 million reduction in costs of sales partially offset by a $2.1 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2022 and December 31, 2021 are set forth below:

	March 31,	December 31,
	2022	2021
	(in thousands)
Current Assets:
Cash and cash equivalents	$16,426	$22,942
Trade accounts receivable, net	12,882	10,389
Inventory	17,331	19,329
Federal income tax receivable	11,538	11,538
Prepaid income taxes	54	51
Prepaid expenses and other	613	854
Total current assets	58,844	65,103
Current Liabilities:
Accounts payable	5,604	4,795
Accrued liabilities	12,945	14,103
Line of credit	—	—
Current operating leases	120	68
Deferred income	—	1,312
Total current liabilities	18,669	20,278
Total working capital	$40,175	$44,825

For the three months ended March 31, 2022, we invested $8.2 million in rental and property and other equipment. During the three months ended March 31, 2022, we added $8.1 million in new equipment to our rental fleet and $0.1 million mostly in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $1.6 million during the three months ended March 31, 2022. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand. We anticipate that our cash flows from operations as well as our borrowing capacity under our New Credit Agreement will provide ample liquidity for our planned capital expenditures during the remainder of 2022 and beyond.

Cash flows

At March 31, 2022, we had cash and cash equivalents of $16.4 million compared to $22.9 million at December 31, 2021. Our cash flows from operating activities of $5.0 million were offset by capital expenditures of $8.2 million during the three months ended March 31, 2022. We had working capital of $40.2 million at March 31, 2022 compared to $44.8 million at December 31, 2021. We generated cash flows from operating activities of $5.0 million during the first three months of 2022 compared to cash flows provided by operating activities of $7.4 million for the first three months of 2021. The decline in cash flows from operating activities was primarily driven by higher costs of rentals during the first three months of 2022. These increases were partially offset by slightly higher sales margins.

Strategy

For the remainder of 2022, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions. For the remainder of 2022, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows and our cash on hand. Any required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles.  We believe that cash flows from operations and our current cash position will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

We have a senior secured revolving credit agreement the ("Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million, and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the Credit Agreement is May 11, 2026. As of March 31, 2022, we did not have any borrowings outstanding under the Credit Agreement.

Critical Accounting Policies and Practices

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our condensed consolidated financial statements in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2022, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results.  Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations, which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2021.

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

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the risks associated with our Company and industry.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we did not sell any securities which were not registered under the Securities Act of 1933. The following table summarizes our purchases of shares of common stock during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended March 31, 2022	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under Plans or Programs[3]
				(in thousands)
January 1, 2022 to January 31, 2022	49,074	$10.93	49,074	$6,123
February 1, 2022 to February 28, 2022	48,598	$11.51	48,598	$5,564
March 1, 2022 to March 31, 2022	148,816	$12.31	148,816	$3,732

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

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ Micah C. Foster
Stephen C. Taylor	Micah C. Foster
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

May 16, 2022	May 16, 2022