Form 10-Q
period 2022-06-30
NATURAL GAS SERVICES GROUP INC
filed 2022-08-15
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 8, 2022, there were 12,331,147 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$9,828	$22,942
Trade accounts receivable, net of allowance for doubtful accounts of $380 and $1,129, respectively	11,861	10,389
Inventory	18,478	19,329
Federal income tax receivable (Note 4)	11,538	11,538
Prepaid income taxes	41	51
Prepaid expenses and other	1,612	854
Total current assets	53,358	65,103
Long-term inventory, net of allowance for obsolescence of $37 and $64, respectively	1,630	1,582
Rental equipment, net of accumulated depreciation of $183,414 and $172,563, respectively	214,702	206,985
Property and equipment, net of accumulated depreciation of $16,667 and $15,784, respectively	20,170	20,828
Right of use assets - operating leases, net of accumulated amortization of $641 and $555, respectively	290	285
Intangibles, net of accumulated amortization of $2,196 and $2,134, respectively	963	1,025
Other assets	2,365	2,698
Total assets	$293,478	$298,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,238	$4,795
Accrued liabilities	15,958	14,103
Current operating leases	88	68
Deferred income	—	1,312
Total current liabilities	21,284	20,278
Line of credit	—	—
Deferred income tax liability	39,644	39,288
Long-term operating leases	202	217
Other long-term liabilities	2,592	2,813
Total liabilities	63,722	62,596
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,499 and 13,394 shares issued, respectively	135	134
Additional paid-in capital	114,255	114,017
Retained earnings	130,370	130,103
Treasury Shares, at cost, 1,310 and 775 shares, respectively	(15,004)	(8,344)
Total stockholders' equity	229,756	235,910
Total liabilities and stockholders' equity	$293,478	$298,506

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Rental income	$18,144	$15,613	$35,274	$30,954
Sales	1,292	1,573	4,184	4,284
Service and maintenance income	490	563	804	908
Total revenue	19,926	17,749	40,262	36,146
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	9,242	9,082	18,472	16,239
Cost of sales, exclusive of depreciation stated separately below	1,440	1,777	3,428	4,392
Cost of service and maintenance, exclusive of depreciation stated separately below	234	250	407	298
Selling, general and administrative expenses	2,310	2,607	4,811	5,255
Depreciation and amortization	6,042	6,326	12,103	12,623
Total operating costs and expenses	19,268	20,042	39,221	38,807
Operating income (loss)	658	(2,293)	1,041	(2,661)
Other income (expense):
Interest expense	(24)	(14)	(49)	(16)
Other income (expense), net	(332)	50	(364)	151
Total other income (expense), net	(356)	36	(413)	135
Income (loss) before provision for income taxes	302	(2,257)	628	(2,526)
Income tax benefit (expense)	(372)	339	(361)	213
Net income (loss)	$(70)	$(1,918)	$267	$(2,313)
Earnings (loss) per share:
Basic	$(0.01)	$(0.14)	$0.02	$(0.17)
Diluted	$(0.01)	$(0.14)	$0.02	$(0.17)
Weighted average shares outstanding:
Basic	12,305	13,305	12,421	13,284
Diluted	12,305	13,305	12,528	13,284

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2021	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Issuance of restricted stock	—	—	62	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	473	—	—	—	474
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(224)	—	—	—	(224)
Net income	—	—	—	—	—	(394)	—	—	(394)
BALANCES, March 31, 2021	—	—	13,358	134	112,864	138,892	38	(490)	251,400
Issuance of restricted stock	—	—	36	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	421	—	—	—	421
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(110)	—	—	—	(110)
Purchase of treasury shares	—	—	—	—	—	—	175	(1,892)	(1,892)
Net income	—	—	—	—	—	(1,918)	—	—	(1,918)
BALANCES, June 30, 2021	—	$—	13,394	$134	$113,175	$136,974	213	$(2,382)	$247,901

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2022	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Compensation expense on common stock options	—	—	—	—	21	—	—	—	21
Issuance of restricted stock	—	—	79	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	401	—	—	—	402
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(359)	—	—	—	(359)
Purchase of treasury shares	—	—	—	—	—	—	247	(2,928)	(2,928)
Net loss	—	—	—	—	—	337	—	—	337
BALANCES, March 31, 2022	—	—	13,473	135	114,080	130,440	1,022	(11,272)	233,383
Compensation expense on common stock options	—	—	—	—	147	—	—	—	147
Issuance of restricted stock	—	—	26	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	184	—	—	—	184
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(156)	—	—	—	(156)
Purchase of treasury shares	—	—	—	—	—	—	288	(3,732)	(3,732)
Net loss	—	—	—	—	—	(70)	—	—	(70)
BALANCES, June 30, 2022	—	$—	13,499	$135	$114,255	$130,370	1,310	$(15,004)	$229,756

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$267	$(2,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,103	12,623
Amortization of debt issuance costs	24	7
Deferred income tax (benefit) expense	356	(224)
Stock-based compensation	754	895
Bad debt allowance	—	65
Gain on sale of assets	(151)	—
Loss (gain) on company owned life insurance	557	(188)
Changes in operating assets and liabilities:
Trade accounts receivables	(1,472)	(410)
Inventory	803	(1,543)
Prepaid expenses and prepaid income taxes	(748)	(369)
Accounts payable and accrued liabilities	2,298	4,281
Deferred income	(1,312)	(410)
Other	(231)	338
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,248	12,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(19,173)	(12,567)
Purchase of company owned life insurance	(236)	(55)
Proceeds from sale of property and equipment	224	—
NET CASH USED IN INVESTING ACTIVITIES	(19,185)	(12,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other long-term liabilities, net	(2)	(1)
Payments of debt issuance costs	—	(237)
Repayments of line of credit, net	—	(417)
Purchase of treasury shares	(6,660)	(1,892)
Taxes paid related to net share settlement of equity awards	(515)	(335)
NET CASH USED IN FINANCING ACTIVITIES	(7,177)	(2,882)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,114)	(2,752)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,942	28,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,828	$26,173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25	$9
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$91	$—

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2022 and the results of our operations for the three and six months ended June 30, 2022 and 2021 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP).  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the six months ended June 30, 2022 and 2021.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Compressors - sales	$286	$—	$2,253	$1,891
Flares - sales	83	29	83	75
Other (parts/rebuilds) - sales	923	1,544	1,848	2,318
Service and maintenance	490	563	804	908
Total revenue from contracts with customers	1,782	2,136	4,988	5,192
Add: ASC 842 rental revenue	18,144	15,613	35,274	30,954
Total revenue	$19,926	$17,749	$40,262	$36,146

Contract Balances

As of June 30, 2022 and December 31, 2021, we had the following receivables and deferred income from contracts with customers:

	June 30, 2022	December 31, 2021
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$3,817	$3,354
Accounts receivable - ASC 842	8,424	8,164
Total Accounts Receivable	12,241	11,518
Less: Allowance for doubtful accounts	(380)	(1,129)
Total Accounts Receivable, net	$11,861	$10,389

Deferred income	$—	$1,312

The Company recognized sales revenues of $1.3 million for the six months ended June 30, 2022 that was included in deferred income at the beginning of 2022. For the year ended December 31, 2021, the Company recognized sales revenues of $1.1 million that was included in deferred income at the beginning of 2021.

The increase of accounts receivable and decrease of deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of June 30, 2022, the Company did not have deferred revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of June 30, 2022.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at June 30, 2022 and $64,000 at December 31, 2021, consisted of the following amounts:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials - current	$16,880	$17,528
Work-in-process	1,598	1,801
Inventory - current	18,478	19,329
Raw materials - long term (net of allowances of $37 and $64, respectively)	1,630	1,582
Inventory - total	$20,108	$20,911

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Beginning balance	$64	$221
Accruals	—	208
Write-offs	(27)	(365)
Ending balance	$37	$64

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of June 30, 2022.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of June 30, 2022 and December 31, 2021, respectively, consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Compressor units	$386,284	$374,336
Work-in-process	11,832	5,212
Rental equipment	398,116	379,548
Accumulated depreciation	(183,414)	(172,563)
Rental equipment, net of accumulated depreciation	$214,702	$206,985

We evaluated our rental equipment for potential impairment as of June 30, 2022, and determined that no such impairment existed as of that date.

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

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.0 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of June 30, 2022, our allowable borrowing base was $20.0 million.

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

As of June 30, 2022, we were in compliance with all financial covenants in our New Credit Agreement. At June 30, 2022, we had no amounts outstanding under the New Credit Agreement.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2021, and changes during the six months ended June 30, 2022 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	200,834	$21.17	4.83	$—
Granted	187,500	16.02	—	—
Cancelled / Forfeited	(8,250)	18.05	—	11
Expired	(8,500)	14.89	—	—
Outstanding, June 30, 2022	371,584	$18.79	3.45	$21
Exercisable, June 30, 2022	163,584	$23.65	2.21	$2

The following table summarizes information about our stock options outstanding at June 30, 2022:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	238,000	3.97	$14.87	30,000	$14.26
$18.01-22.00	20,500	0.72	18.75	20,500	18.75
$22.01-26.00	42,167	2.79	22.90	42,167	22.90
$26.01-30.00	28,750	4.63	28.15	28,750	28.15
$30.01-34.00	42,167	1.72	30.41	42,167	30.41
	371,584	3.45	$18.79	163,584	$23.65

The summary of the status of our unvested stock options as of December 31, 2021 and changes during the six months ended June 30, 2022 is presented below:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	55,500	$5.15
Granted	187,500	4.37
Vested	(30,000)	2.85
Exercised	—	—
Cancelled/Forfeited	(5,000)	5.15
Unvested at June 30, 2022	208,000	$4.78

As of June 30, 2022, there was $875,890 of unrecognized compensation cost related to unvested options. For the six months ended June 30, 2022 there was $168,059 of compensation expense for stock options. For the six months ended June 30, 2021, there was no compensation expense for stock options.

Restricted Shares/Units

On March 18, 2021, the Compensation Committee awarded 129,212 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on March 18, 2022. On June 17, 2021, the Compensation Committee awarded 5,000 shares of restricted stock to an executive officer that vests ratably over three years beginning on June 17, 2022. In addition, on March 18, 2021, 5,612 shares of restricted common stock were awarded to each of our three independent Board members. Lastly, on April 1, 2021, 5,291 shares of restricted common stock were awarded to a newly appointed Board member. On April 26, 2022, 4,212 shares of restricted common stock were awarded to each of our four independent Board members. The restricted stock issued to these directors vest in one year from the date of grant.

Total compensation expense related to these and previously granted restricted stock awards was $586,000 and $896,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was a total of $1.0 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 2.5 years.

A summary of all restricted stock/units outstanding as of December 31, 2021 and activity during the six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	276,319	$9.67	1.77	$2,893
Granted	16,848	11.87		200
Vested	(152,134)	10.99		1,778
Canceled/Forfeited	—	—		—
Outstanding, June 30, 2022	141,033	$8.51	2.50	$1,366

Other Long-Term Incentive Compensation

On March 18, 2021, the Compensation Committee issued a long-term incentive award of $1.0 million to an executive officer that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. In addition, on March 18, 2021, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we issued a $50,000 award to a newly appointed independent member of our Board of Directors as partial payment for his services in 2021. On April 26, 2022, we issued a $50,000 award to our three independent Board members. These awards vest one year from the date of grant and are payable in cash upon vesting. There were no long-term incentive awards issued to executives during the six months ended June 30, 2022. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $431,000 and $381,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was a total of $935,550 of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 1.3 years.

8. (Loss) Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(70)	$(1,918)	$267	$(2,313)
Denominator for earnings (loss) per basic common share:
Weighted average common shares outstanding	12,305	13,305	12,421	13,284
Denominator for earnings (loss) per diluted common share:
Weighted average common shares outstanding	12,305	13,305	12,421	13,284
Dilutive effect of stock options and restricted stock/units	—	—	107	—
Diluted weighted average shares	12,305	13,305	12,528	13,284
Earnings (loss) per common share:
Basic	$(0.01)	$(0.14)	$0.02	$(0.17)
Diluted	$(0.01)	$(0.14)	$0.02	$(0.17)

For the three and six months ended June 30, 2022, 141,033 and 33,550 restricted stock/units, respectively, were not included in the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ended June 30, 2022 371,584 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

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

10.  Subsequent Events

In accordance with ASC 855 - Subsequent Events - the Company has evaluated all events subsequent to the balance sheet date as of June 30, 2022 through the date of this report and believes nothing is required hereunder.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of June 30, 2022, we had 1,281 natural gas compressors totaling 311,379 horsepower rented to 79 customers compared to 1,245 natural gas compressors totaling 287,365 horsepower rented to 79 customers at June 30, 2021.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rentals and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production, the demand for overall compression services and products is driven by two general factors: an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially unconventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need in recent years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 1,500 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider. In addition, recent heightened focus on the emissions profile of our customers has created a shift in demand from natural gas powered compression to electric motor compression in areas where the electric infrastructure can accommodate the energy demands of these units. In response to this shift, we have announced plans to convert up to 100 compressor packages from internal combustion engines to electric motors. The initial conversions will focus on packages in the 200-250 horsepower range.

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Commodity prices stabilized during 2021 with a sharp increase through the first six months of 2022. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with capital allocations. As such, we still expect compressor sales to be low for the remainder of 2022, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression.

Results of Operations

Three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022		2021
	(in thousands)
Rental	$18,144	91.0%	$15,613	88.0%
Sales	1,292	6.5%	1,573	8.9%
Service and Maintenance	490	2.5%	563	3.1%
Total	$19,926		$17,749

Total revenue increased 12.3% to $19.9 million for the three months ended June 30, 2022 compared to $17.7 million for the three months ended June 30, 2021. This increase was primarily a result of higher rental revenue (16.2% increase) during 2022 partially offset by lower sales revenue (18% decrease).

Rental revenue increased to $18.1 million for the three months ended June 30, 2022 compared to $15.6 million for the same period in 2021. This increase during the second quarter of 2022 was attributable to (i) an increase in high horsepower compression rentals as these units carry a higher revenue rate than our lower horsepower units and (ii) rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

As of June 30, 2022, we had 2,043 compressor packages in our fleet, down from 2,257 units at June 30, 2021 due to the retirement of units during the fourth quarter of 2021. The Company's total unit horsepower decreased to 426,811 horsepower at June 30, 2022 compared to 446,803 horsepower at June 30, 2021, due to the aforementioned unit retirements in the fourth quarter of 2021 partially offset by the addition to the Company's fleet of 27 high horsepower compressors with 13,160 horsepower over the past 12 months. As of June 30, 2022, we had 1,281 natural gas compressors with a total of 311,379 horsepower rented to 79 customers, compared to 1,245 natural gas compressors with a total of 287,365 horsepower rented to 79 customers as of June 30, 2021. As a result, our total rented horsepower as of June 30, 2022 increased by 8.4% over the last twelve months. Our rental fleet had unit utilization as of June 30, 2022, and 2021, respectively, of 62.7% and 55.2%, and our horsepower utilization for the same dates increased to 73.0% from 64.3%. Our total rented horsepower increased by 8.4% contrasted against a 2.9% increase in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has not recovered in line with recent commodity price increases.

Sales revenue decreased to $1.3 million for the three months ended June 30, 2022 compared to $1.6 million for the three months ended June 30, 2021. This decrease is mostly attributable to decreased parts and rebuild sales partially offset by increased compressor sales during the second quarter of 2022 compared to the same period in 2021. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Cost of rentals increased to $9.2 million during the three months ended June 30, 2022 compared to $9.1 million during the three months ended June 30, 2021. While rental revenues increased 16.2%, this 1.8% increase in costs of rentals is primarily due to inflationary pressures on labor and parts. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales decreased 19.0% to $1.4 million during the three months ended June 30, 2022 compared to $1.8 million during the three months ended June 30, 2021. This decrease was primarily due to a reduction in unabsorbed costs related to our fabrication operations during the period.

Selling, general, and administrative ("SG&A") expenses decreased 11.4% to $2.3 million for the three months ended June 30, 2022 compared $2.6 million during the same period in 2021. This decrease in SG&A expenses was primarily attributable to (i) a $392,000 decrease in our deferred compensation liability and (ii) a $188,000 decrease in restricted stock compensation expense. These decreases were partially offset by (i) a $160,000 increase in accrued bonus expense and (ii) a $147,000 increase in stock option expense.

Depreciation and amortization expense decreased to $6.0 million for the three months ended June 30, 2022 compared to $6.3 million for the three months ended June 30, 2021.  This was the result of a reduction in our rental fleet due to unit retirements in the fourth quarter of 2021.

We recorded an income tax expense of approximately $372,000 for the three months ended June 30, 2022 compared to an income tax benefit of $339,000 for the three months ended June 30, 2021. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of expenses not deductible for income tax purposes.

Six months ended June 30, 2022, compared to the six months ended June 30, 2021.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022		2021
	(in thousands)
Rental	$35,274	87.6%	$30,954	85.6%
Sales	4,184	10.4%	4,284	11.9%
Service and Maintenance	804	2.0%	908	2.5%
Total	$40,262		$36,146

Total revenue increased 11.4% to $40.3 million for the six months ended June 30, 2022 compared to $36.1 million during the nine months ended June 30, 2021. This increase was primarily a result of higher rental revenue (14.0% increase) during the first six months of 2022 partially offset by decreased sales revenue (2.3% decrease).

Rental revenue increased to $35.3 million for the six months ended June 30, 2022 compared to $31.0 million during the six months ended June 30, 2021.  This increase during the first six months of 2022 was attributable to an increase in high horsepower compression rentals as these units carry a higher revenue rate than our lower horsepower units and, to a lesser extent, rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

Sales revenue decreased to $4.2 million for the six months ended June 30, 2022 compared to $4.3 million for the same period in 2021. This decrease is mostly attributable to a decrease in parts sales partially offset by an increase in compressor sales. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals increased 13.8% to $18.5 million during the six months ended June 30, 2022 compared to $16.2 million during the six months ended June 30, 2021. This increase was primarily due to inflationary pressures on labor and parts as well as increased high horsepower units being placed into service. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales decreased 21.9% to $3.4 million during the six months ended June 30, 2022 compared to $4.4 million during the six months ended June 30, 2021. This decrease during the first six months of 2022 was primarily due to a decrease in parts sales.

Selling, general, and administrative expenses decreased (8.4)% to $4.8 million for the six months ended June 30, 2022 compared to $5.3 million for the same period in 2021. SG&A expenses during the first six months of 2022 were impacted by a $597,000 reduction in deferred compensation and a $201,000 reduction in restricted stock compensation expenses, partially offset by a $340,000 increase in expected executive bonus compensation expense and officer salaries related to the recent appointment of our interim President and Chief Executive Officer.

Depreciation and amortization expense decreased 4.1% to $12.1 million for the six months ended June 30, 2022 compared to $12.6 million for the six months ended June 30, 2021.  This decrease was the result of unit retirements in the fourth quarter of 2021.

We recorded an income tax expense of $361,000 for the six months ended June 30, 2022 compared to an income tax benefit of $213,000 for the six months ended June 30, 2021. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.

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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(70)	$(1,918)	$267	$(2,313)
Interest expense	24	14	49	16
Income tax expense (benefit)	372	(339)	361	(213)
Depreciation and amortization	6,042	6,326	12,103	12,623
Non-cash stock compensation expense	331	421	754	895
Adjusted EBITDA	$6,699	$4,504	$13,534	$11,008

For the three months ended June 30, 2022, Adjusted EBITDA increased $2.2 million (48.7%) due primarily to a $2.2 million increase in total revenues and a $0.3 million reduction in costs of sales partially offset by a $0.2 million increase in costs of rentals. For the six months ended June 30, 2022, Adjusted EBITDA increased $2.5 million (22.9%) due primarily to a $4.1 million increase in total revenues and a $1.0 million reduction in costs of sales partially offset by a $2.2 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2022 and December 31, 2021 are set forth below:

	June 30,	December 31,
	2022	2021
	(in thousands)
Current Assets:
Cash and cash equivalents	$9,828	$22,942
Trade accounts receivable, net	11,861	10,389
Inventory	18,478	19,329
Federal income tax receivable	11,538	11,538
Prepaid income taxes	41	51
Prepaid expenses and other	1,612	854
Total current assets	53,358	65,103
Current Liabilities:
Accounts payable	5,238	4,795
Accrued liabilities	15,958	14,103
Line of credit	—	—
Current operating leases	88	68
Deferred income	—	1,312
Total current liabilities	21,284	20,278
Total working capital	$32,074	$44,825

For the six months ended June 30, 2022, we invested $19.2 million in rental and property and other equipment by adding $18.8 million in new equipment to our rental fleet and $410,000 mostly in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $6.6 million during the six months ended June 30, 2022. We financed our investment in rental equipment, property and other equipment with cash flow from operations and cash on hand. We anticipate that our cash flows from operations as well as our borrowing capacity under our New Credit Agreement will provide ample liquidity for our planned capital expenditures during the remainder of 2022 and beyond.

Cash flows

At June 30, 2022, we had cash and cash equivalents of $9.8 million compared to $22.9 million at December 31, 2021. Our cash flows from operating activities of $13.2 million were offset by capital expenditures of $19.2 million during the six months ended June 30, 2022. We had working capital of $32.1 million at June 30, 2022 compared to $44.8 million at December 31, 2021. We generated cash flows from operating activities of $13.2 million during the first six months of 2022 compared to cash flows provided by operating activities of $12.8 million for the first six months of 2021. The increase in cash flows from operating activities was primarily driven by higher sales margins partially offset by higher costs of rentals during the first six months of 2022.

Strategy

For the remainder of 2022, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions. For the remainder of 2022, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows, cash on hand and borrowing availability under our New Credit Agreement. The majority of required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles. We believe that cash flows from operations, our current cash position and borrowing capacity under our New Credit Agreement will be sufficient to satisfy our capital and liquidity requirements for the foreseeable future.

Bank Borrowings

The New Credit Agreement with Texas Capital Bank, National Association (the "Lender") has an initial commitment of $20 million, and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the New Credit Agreement is May 11, 2026. As of June 30, 2022, we did not have any borrowings outstanding under the New Credit Agreement.

Critical Accounting Policies and Practices

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. Management has determined that our critical accounting policies are those that relate to revenue recognition, estimating the allowance for doubtful accounts, accounting for income taxes, accounting for long-lived assets and accounting for inventory.

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our condensed consolidated financial statements in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2022, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or, the “Exchange Act”) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Interim President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we did not sell any securities which were not registered under the Securities Act of 1933. The following table summarizes our purchases of shares of common stock during this period.

ISSUER PURCHASES OF EQUITY SECURITIES[1,2]
	(a)	(b)	(c)	(d)
For the Three Months Ended June 30, 2022	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under Plans or Programs[3]
				(in thousands)
April 1, 2022 to April 30, 2022	119,532	$12.55	119,532	$2,094
May 1, 2022 to May 31, 2022	110,257	$12.57	110,257	$655
June 1, 2022 to June 30, 2022	58,228	$14.52	58,228	$0

1 The table summarizes repurchases of (and remaining authority to repurchase) shares of our Common Stock.

2 The figures in the table reflect transactions according to the settlement dates. For purposes of our unaudited consolidated financial statements included in this Form 10-Q, the impact of these repurchases is recorded according to the settlement dates.

3 On September 30, 2021, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding Common Stock in the open market (pursuant to Rule 10b5-1 plans or otherwise), block trades or privately negotiated transactions. As noted in this column, the repurchase authorization has been expended and thus the program has expired.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004.)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021.)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021.)

10.1	2019 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 20, 2019 and filed with the Securities and Exchange Commission on June 21, 2019.)

10.2	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)

10.4	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.5	Credit Agreement dated as of May 11, 2021, among the Natural Gas Services Group, Inc. and NGSG Properties, LLC, a Colorado limited liability company, the banks and other financial institutions identified therein as Lenders from time to time party thereto and Texas Capital Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2021.)

10.6	Pledge and Security Agreement dated as of May 11, 2021, among Natural Gas Services Group, Inc., the Loan Parties (as defined therein) and Texas Capital Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2021.)

10.7	Note dated as of May 11, 2021, by Natural Gas Services Group, Inc. in favor of Texas Capital Bank, National Association, as Lender. (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2021.)

10.8	Letter Agreement dated June 9, 2022 between Natural Gas Services Group, Inc. and John W. Chisholm (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2022.)

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ John W. Chisholm	/s/ Micah C. Foster
John W. Chisholm	Micah C. Foster
Interim President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

August 15, 2022	August 15, 2022