Form 10-Q
period 2022-09-30
NATURAL GAS SERVICES GROUP INC
filed 2022-11-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of November 7, 2022, there were 12,424,026 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,586	$22,942
Trade accounts receivable, net	12,599	10,389
Inventory	21,761	19,329
Federal income tax receivable (Note 4)	11,538	11,538
Prepaid income taxes	43	51
Prepaid expenses and other	1,279	854
Total current assets	49,806	65,103
Long-term inventory, net	1,726	1,582
Rental equipment, net	224,964	206,985
Property and equipment, net	20,015	20,828
Right of use assets - operating leases, net	277	285
Intangibles, net	931	1,025
Other assets	2,394	2,698
Total assets	$300,113	$298,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,968	$4,795
Accrued liabilities	15,522	14,103
Current operating leases	82	68
Deferred income	—	1,312
Total current liabilities	25,572	20,278
Long-term debt	2,000	—
Deferred income tax liability	39,573	39,288
Long-term operating leases	194	217
Other long-term liabilities	2,515	2,813
Total liabilities	69,854	62,596
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,499 and 13,394 shares issued, respectively	135	134
Additional paid-in capital	114,838	114,017
Retained earnings	130,290	130,103
Treasury Shares, at cost, 1,310 and 775 shares, respectively	(15,004)	(8,344)
Total stockholders' equity	230,259	235,910
Total liabilities and stockholders' equity	$300,113	$298,506

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Rental income	$18,631	$16,195	$53,905	$47,149
Sales	1,786	1,472	5,970	5,756
Service and maintenance income	326	578	1,129	1,486
Total revenue	20,743	18,245	61,004	54,391
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	9,988	8,826	28,460	25,065
Cost of sales, exclusive of depreciation stated separately below	1,987	1,563	5,416	5,955
Cost of service and maintenance, exclusive of depreciation stated separately below	186	327	593	625
Selling, general and administrative expenses	4,064	2,705	8,875	7,960
Depreciation and amortization	6,016	6,387	18,118	19,010
Total operating costs and expenses	22,241	19,808	61,462	58,615
Operating loss	(1,498)	(1,563)	(458)	(4,224)
Other income (expense):
Interest expense	(25)	(25)	(74)	(40)
Other income, net	1,370	119	1,007	270
Total other income, net	1,345	94	933	230
Income (loss) before provision for income taxes	(153)	(1,469)	475	(3,994)
Income tax benefit (expense)	73	212	(288)	425
Net income (loss)	$(80)	$(1,257)	$187	$(3,569)
Earnings (loss) per share:
Basic	$(0.01)	$(0.10)	$0.02	$(0.27)
Diluted	$(0.01)	$(0.10)	$0.02	$(0.27)
Weighted average shares outstanding:
Basic	12,192	13,121	12,344	13,225
Diluted	12,192	13,121	12,434	13,225

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2021	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Issuance of restricted stock	—	—	62	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	473	—	—	—	474
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(224)	—	—	—	(224)
Net loss	—	—	—	—	—	(394)	—	—	(394)
BALANCES, March 31, 2021	—	—	13,358	134	112,864	138,892	38	(490)	251,400
Issuance of restricted stock	—	—	36	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	421	—	—	—	421
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(110)	—	—	—	(110)
Purchase of treasury shares	—	—	—	—	—	—	175	(1,892)	(1,892)
Net loss	—	—	—	—	—	(1,918)	—	—	(1,918)
BALANCES, June 30, 2021	—	—	13,394	134	113,175	136,974	213	(2,382)	247,901
Compensation expense on restricted stock	—	—	—	—	421	—	—	—	421
Purchase of treasury shares	—	—	—	—	—	—	258	(2,540)	(2,540)
Net loss	—	—	—	—	—	(1,257)	—	—	(1,257)
BALANCES, September 30, 2021	—	$—	13,394	$134	$113,596	$135,717	471	$(4,922)	$244,525

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2022	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Compensation expense on common stock options	—	—	—	—	21	—	—	—	21
Issuance of restricted stock	—	—	79	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	401	—	—	—	402
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(359)	—	—	—	(359)
Purchase of treasury shares	—	—	—	—	—	—	247	(2,928)	(2,928)
Net income	—	—	—	—	—	337	—	—	337
BALANCES, March 31, 2022	—	—	13,473	135	114,080	130,440	1,022	(11,272)	233,383
Compensation expense on common stock options	—	—	—	—	147	—	—	—	147
Issuance of restricted stock	—	—	26	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	184	—	—	—	184
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(156)	—	—	—	(156)
Purchase of treasury shares	—	—	—	—	—	—	288	(3,732)	(3,732)
Net loss	—	—	—	—	—	(70)	—	—	(70)
BALANCES, June 30, 2022	—	$—	13,499	$135	$114,255	$130,370	1,310	$(15,004)	$229,756
Compensation expense on common stock options	—	—	—	—	193	—	—	—	193
Compensation expense on restricted common stock	—	—	—	—	390	—	—	—	390
Net loss	—	—	—	—	—	(80)	—	—	(80)
BALANCES, September 30, 2022	—	$—	13,499	$135	$114,838	$130,290	1,310	$(15,004)	$230,259

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$187	$(3,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,118	19,010
Amortization of debt issuance costs	35	18
Deferred income tax (benefit) expense	285	(442)
Stock-based compensation	1,337	1,316
Bad debt allowance	—	65
Gain on sale of assets	(1,449)	(127)
Loss (gain) on company owned life insurance	551	(162)
Changes in operating assets and liabilities:
Trade accounts receivables	(2,210)	225
Inventory	(2,576)	(1,682)
Prepaid expenses and prepaid income taxes	(417)	(256)
Accounts payable and accrued liabilities	6,592	5,599
Deferred income	(1,312)	(410)
Other	(256)	373
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,885	19,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(35,338)	(19,080)
Purchase of company owned life insurance	(272)	(98)
Proceeds from sale of property and equipment	1,546	141
NET CASH USED IN INVESTING ACTIVITIES	(34,064)	(19,037)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	2,000	—
Payments of other long-term liabilities, net	(2)	(1)
Payments of debt issuance costs	—	(237)
Repayments of line of credit, net	—	(417)
Purchase of treasury shares	(6,660)	(4,432)
Taxes paid related to net share settlement of equity awards	(515)	(335)
NET CASH USED IN FINANCING ACTIVITIES	(5,177)	(5,422)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,356)	(4,501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,942	28,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,586	$24,424
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38	$25
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$118	$—

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2022 and the results of our operations for the three and nine months ended September 30, 2022 and 2021 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the nine months ended September 30, 2022 or 2021.
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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Compressors - sales	$—	$—	$2,253	$1,891
Flares - sales	131	74	214	149
Other (parts/rebuilds) - sales	1,655	1,398	3,503	3,716
Service and maintenance	326	578	1,129	1,486
Total revenue from contracts with customers	2,112	2,050	7,099	7,242
Add: ASC 842 rental revenue	18,631	16,195	53,905	47,149
Total revenue	$20,743	$18,245	$61,004	$54,391

Contract Balances

As of September 30, 2022 and December 31, 2021, we had the following receivables and deferred income from contracts with customers:

	September 30, 2022	December 31, 2021
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,188	$3,354
Accounts receivable - ASC 842	7,782	8,164
Total Accounts Receivable	12,970	11,518
Less: Allowance for doubtful accounts	(371)	(1,129)
Total Accounts Receivable, net	$12,599	$10,389

Deferred income	$—	$1,312

The Company recognized sales revenues of $1.3 million for the nine months ended September 30, 2022 that was included in deferred income at the beginning of 2022. For the year ended December 31, 2021, the Company recognized sales revenues of $1.1 million that was included in deferred income at the beginning of 2021.

The increase of accounts receivable and decrease of deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of September 30, 2022, the Company did not have deferred revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of September 30, 2022.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $37,000 at September 30, 2022 and $64,000 at December 31, 2021, consisted of the following amounts:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials - current	$18,608	$17,528
Work-in-process	3,153	1,801
Inventory - current	21,761	19,329
Raw materials - long term (net of allowances of $37 and $64, respectively)	1,726	1,582
Inventory - total	$23,487	$20,911

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Beginning balance	$64	$221
Accruals	—	208
Write-offs	(27)	(365)
Ending balance	$37	$64

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of September 30, 2022.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of September 30, 2022 and December 31, 2021, respectively, consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Compressor units	$387,476	$374,336
Work-in-process	22,018	5,212
Rental equipment	409,494	379,548
Accumulated depreciation	(184,530)	(172,563)
Rental equipment, net of accumulated depreciation	$224,964	$206,985

We evaluated our rental equipment for potential impairment as of September 30, 2022, and determined that no such impairment existed as of that date.

6. Long-term Debt

Our long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Revolving credit facility	$2,000	$—

Previous Credit Agreement

We had a senior secured revolving credit agreement the ("Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. Prior to maturation, the outstanding balance of $0.4 million was repaid. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability.

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

Borrowing Base. At any time before the maturity of the New Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 90% of eligible accounts receivable owed to the Company by investment grade debtors, plus (b) 85% of the eligible accounts receivable owing by non-investment grade debtors, plus (c) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.0 million, plus (d) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (e) 80% of the value at cost (excluding any costs for capitalized interest or other non-cash capitalized costs) of the eligible new compressor fleet, minus (f) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral. As of September 30, 2022, our allowable borrowing base was $18.0 million.

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

As of September 30, 2022, we were in compliance with all financial covenants in our New Credit Agreement. At September 30, 2022, we had $2.0 million outstanding under the New Credit Agreement with an interest rate of 6.50% as of September 30, 2022.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2021, and changes during the nine months ended September 30, 2022 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	200,834	$21.17	4.83	$—
Granted	190,000	$15.95	—	$—
Cancelled / Forfeited	(50,750)	$22.78	—	$11
Expired	(13,500)	$13.29	—	$—
Outstanding, September 30, 2022	326,584	$18.21	3.33	$—
Exercisable, September 30, 2022	120,584	$23.72	1.96	$—

The following table summarizes information about our stock options outstanding at September 30, 2022:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	231,000	3.76	$14.98	25,000	$15.00
$18.01-22.00	13,000	0.47	$18.75	13,000	$18.75
$22.01-26.00	29,667	2.54	$22.90	29,667	$22.90
$26.01-30.00	20,750	4.38	$28.15	20,750	$28.15
$30.01-34.00	32,167	1.47	$30.41	32,167	$30.41
	326,584	3.33	$18.21	120,584	$23.72

The summary of the status of our unvested stock options as of December 31, 2021 and changes during the nine months ended September 30, 2022 is presented below:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	55,500	$5.15
Granted	190,000	$4.38
Vested	(30,000)	$2.85
Exercised	—	$—
Cancelled/Forfeited	(9,500)	$5.42
Unvested at September 30, 2022	206,000	$4.76

As of September 30, 2022, there was $0.7 million of unrecognized compensation cost related to unvested options. For the nine months ended September 30, 2022 there was $0.4 million of compensation expense for stock options. For the nine months ended September 30, 2021, there was no compensation expense for stock options.

Restricted Shares/Units

On March 18, 2021, the Compensation Committee awarded 129,212 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on March 18, 2022. On June 17, 2021, the Compensation Committee awarded 5,000 shares of restricted stock to an executive officer that vests ratably over three years beginning on June 17, 2022. In addition, on March 18, 2021, 5,612 shares of restricted common stock were awarded to each of our three independent Board members. Lastly, on April 1, 2021, 5,291 shares of restricted common stock were awarded to a newly appointed Board member. On April 26, 2022, 4,212 shares of restricted common stock were awarded to each of our four independent Board members. The restricted stock issued to these directors vest in one year from the date of grant. On August 15, 2022, the Compensation Committee awarded 32,040 shares of restricted common stock to two executive officers that vest ratably over 3 years, beginning on April 25, 2023. In addition, on August 15, 2022, the Compensation Committee awarded 60,839 shares of restricted stock to Mr. Stephen Taylor, our former Chief Executive Officer. The restricted shares granted to Mr. Taylor will vest in full on June 30, 2023.

Total compensation expense related to these and previously granted restricted stock awards was $1.0 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was a total of $1.5 million of unrecognized compensation expense related to these shares/units which is expected to be recognized over the next 1.7 years.

A summary of all restricted stock/units outstanding as of December 31, 2021 and activity during the nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	276,319	$9.67	1.77	$2,893
Granted	109,727	$10.09		$1,107
Vested	(152,134)	$10.99		$1,778
Canceled/Forfeited	—	$—		$—
Outstanding, September 30, 2022	233,912	$9.01	1.71	$2,179

Other Long-Term Incentive Compensation

On March 18, 2021, the Compensation Committee issued a long-term incentive award of $1.0 million to an executive officer that vests in equal, annual tranches over 3 years beginning on the anniversary of the grant date. In addition, on March 18, 2021, we issued a $50,000 award to three of our independent members of our Board of Directors as partial payment for their services in 2021. On April 1, 2021, we issued a $50,000 award to a newly appointed independent member of our Board of Directors as partial payment for his services in 2021. On April 26, 2022, we issued a $50,000 award to each of our three independent Board members. These awards vest one year from the date of grant and are payable in cash upon vesting. There were no long-term incentive awards issued to executives during the nine months ended September 30, 2022. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was a total of $0.8 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 0.6 years.

8. Earnings (Loss) per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(80)	$(1,257)	$187	$(3,569)
Denominator for earnings (loss) per basic common share:
Weighted average common shares outstanding	12,192	13,121	12,344	13,225
Denominator for earnings (loss) per diluted common share:
Weighted average common shares outstanding	12,192	13,121	12,344	13,225
Dilutive effect of stock options and restricted stock/units	—	—	90	—
Diluted weighted average shares	12,192	13,121	12,434	13,225
Earnings (loss) per common share:
Basic	$(0.01)	$(0.10)	$0.02	$(0.27)
Diluted	$(0.01)	$(0.10)	$0.02	$(0.27)

For the three and nine months ended September 30, 2022, 233,912 and 143,891 restricted stock/units, respectively, were not included in the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2022 326,584 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

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

10.  Subsequent Events

In accordance with ASC 855 - Subsequent Events - the Company has evaluated all events subsequent to the balance sheet date as of September 30, 2022 through the date of this report and believes nothing is required thereunder.

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

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of September 30, 2022, we had 1,196 natural gas compressors totaling 305,953 horsepower rented to 77 customers compared to 1,221 natural gas compressors totaling 288,706 horsepower rented to 78 customers at September 30, 2021.

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

In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rentals and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production, the demand for overall compression services and products is driven by two general factors: an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially unconventional production. These types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for larger horsepower compressor packages. We recognized this need in recent years and have been shifting our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 2,500 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider. In addition, recent heightened focus on the emissions profile of our customers has created a shift in demand from natural gas powered compression to electric motor compression in areas where the electric infrastructure can accommodate the energy demands of these units. In response to this shift, we have announced plans to convert up to 100 compressor packages from internal combustion engines to electric motors. The initial conversions will focus on packages in the 200-250 horsepower range.

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Commodity prices stabilized during 2021 with a sharp increase in 2022. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with capital allocations. As such, we still expect compressor sales to be low for the remainder of 2022, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression.

Results of Operations

Three months ended September 30, 2022, compared to the three months ended September 30, 2021.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022		2021
	(in thousands)
Rental	$18,631	89.8%	$16,195	88.8%
Sales	1,786	8.6%	1,472	8.1%
Service and Maintenance	326	1.6%	578	3.1%
Total	$20,743		$18,245

Total revenue increased 13.7% to $20.7 million for the three months ended September 30, 2022 compared to $18.2 million for the three months ended September 30, 2021. This increase was primarily a result of higher rental revenue (15.0% increase) during 2022 partially offset by lower service and maintenance revenues.

Rental revenue increased to $18.6 million for the three months ended September 30, 2022 compared to $16.2 million for the same period in 2021. This increase during the third quarter of 2022 was attributable to (i) an increase in high horsepower compression rentals as these units carry a higher rental revenue rate than our lower horsepower units and (ii) rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

As of September 30, 2022, we had 1,976 compressor packages in our fleet, down from 2,275 units at September 30, 2021 due to the retirement of units during the fourth quarter of 2021 and the disposition of a small number of compressors from the fleet during this year. The Company's total unit horsepower decreased slightly to 423,658 horsepower at September 30, 2022 compared to 452,283 horsepower at September 30, 2021, due to the aforementioned unit retirements and dispositions partially offset by the addition to the Company's fleet of 24 high horsepower compressors with 14,260 horsepower over the past 12 months. As of September 30, 2022, we had 1,196 natural gas compressors with a total of 305,953 horsepower rented to 77 customers, compared to 1,221 natural gas compressors with a total of 288,706 horsepower rented to 78 customers as of September 30, 2021. As a result, our total rented horsepower as of September 30, 2022 increased by 6.0% over the last twelve months. Our rental fleet had unit utilization as of September 30, 2022, and 2021, respectively, of 60.5% and 53.7%, and our horsepower utilization for the same dates increased to 72.2% from 63.8%. Our total rented horsepower increased by 6.0% contrasted against a 2.0% decrease in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has not recovered in line with recent commodity price increases.

Sales revenue increased 21.3% to $1.8 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021. This increase is primarily attributable to increased parts sales during the third quarter of 2022 compared to the same period in 2021. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Cost of rentals increased to $10.0 million during the three months ended September 30, 2022 compared to $8.8 million during the three months ended September 30, 2021. While rental revenues increased 15.0%, this 13.2% increase in costs of rentals is primarily due to inflationary pressures on labor and parts. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales increased 27.1% to $2.0 million during the three months ended September 30, 2022 compared to $1.6 million during the three months ended September 30, 2021. This increase was primarily due to an increase in the volume of parts sales at margins below our historical realizations.

Selling, general, and administrative ("SG&A") expenses increased 50.2% to $4.1 million for the three months ended September 30, 2022 compared $2.7 million during the same period in 2021. This increase in SG&A expenses was primarily attributable to (i) $1.0 million of severance expenses related to the retirement agreement between NGS and Mr. Stephen Taylor, our prior Chief Executive Officer, (ii) $0.2 million increase in stock option compensation expenses, (iii) a $0.2 million increase in executive officer salaries primarily related to our Interim Chief Executive Officer and (iv) $0.1 million increase in software expenses related to data automation efforts.

Depreciation and amortization expense decreased to $6.0 million for the three months ended September 30, 2022 compared to $6.4 million for the three months ended September 30, 2021.  This was the result of a reduction in our rental fleet due to unit retirements in the fourth quarter of 2021.

We recorded an income tax benefit of approximately $73,000 for the three months ended September 30, 2022 compared to an income tax benefit of $0.2 million for the three months ended September 30, 2021. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of expenses not deductible for income tax purposes.

Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022		2021
	(in thousands)
Rental	$53,905	88.4%	$47,149	86.7%
Sales	5,970	9.8%	5,756	10.6%
Service and Maintenance	1,129	1.8%	1,486	2.7%
Total	$61,004		$54,391

Total revenue increased 12.2% to $61.0 million for the nine months ended September 30, 2022 compared to $54.4 million during the nine months ended September 30, 2021. This increase was primarily a result of higher rental revenue (14.3% increase) during the first nine months of 2022 partially offset by decreased service and maintenance revenue (24.0% decrease).

Rental revenue increased to $53.9 million for the nine months ended September 30, 2022 compared to $47.1 million during the nine months ended September 30, 2021.  This increase during the first nine months of 2022 was attributable to an increase in high horsepower compression rentals as these units carry a higher rental revenue rate than our lower horsepower units and, to a lesser extent, rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

Sales revenue increased to $6.0 million for the nine months ended September 30, 2022 compared to $5.8 million for the same period in 2021. This increase is mostly attributable to an increase in compressor sales partially offset by a slight decrease in parts sales. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Cost of rentals increased 13.5% to $28.5 million during the nine months ended September 30, 2022 compared to $25.1 million during the nine months ended September 30, 2021. This increase was primarily due to inflationary pressures on labor and parts as well as increased high horsepower units being placed into service. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales decreased 9.1% to $5.4 million during the nine months ended September 30, 2022 compared to $6.0 million during the nine months ended September 30, 2021. This decrease during the first nine months of 2022 was primarily due to a decrease in costs of sales attributable to cost containment efforts in our fabrication shops.

Selling, general, and administrative expenses increased 11.5% to $8.9 million for the nine months ended September 30, 2022 compared to $8.0 million for the same period in 2021. SG&A expenses during the first nine months of 2022 were impacted by (i) $1.0 million of severance expenses related to the retirement agreement between NGS and Mr. Stephen Taylor, our prior Chief Executive Officer, (ii) a $0.4 million increase in stock option compensation expense and (iii) a $0.3 million increase in executive officer salaries primarily related to our Interim Chief Executive Officer. These increases were partially offset by a $0.7 million reduction in deferred compensation expense.

Depreciation and amortization expense decreased 4.7% to $18.1 million for the nine months ended September 30, 2022 compared to $19.0 million for the nine months ended September 30, 2021.  This decrease was the result of unit retirements in the fourth quarter of 2021.

We recorded an income tax expense of $0.3 million for the nine months ended September 30, 2022 compared to an income tax benefit of $0.4 million for the nine months ended September 30, 2021. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net (loss) income) before interest, taxes, depreciation and amortization, as well as non-cash stock compensation, severance expenses, impairment of goodwill, an increase in inventory allowance and inventory write-offs, and retirement of rental equipment. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

Reconciliation

The following table reconciles our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(80)	$(1,257)	$187	$(3,569)
Interest expense	25	25	74	40
Income tax expense (benefit)	(73)	(212)	288	(425)
Depreciation and amortization	6,016	6,387	18,118	19,010
Non-cash stock compensation expense	583	421	1,337	1,316
Severance expenses	1,258	—	1,407	—
Adjusted EBITDA	$7,729	$5,364	$21,411	$16,372

For the three months ended September 30, 2022, Adjusted EBITDA increased $2.4 million (44.1%) due primarily to a $2.5 million increase in total revenues and a $1.3 million gain on sale of compression from the rental fleet partially offset by a $1.2 million increase in costs of rentals. For the nine months ended September 30, 2022, Adjusted EBITDA increased $5.0 million (30.8%) due primarily to (i) a $6.6 million increase in total revenues, (ii) a $1.4 million gain on sales of compression from the rental fleet and (iii) a $0.5 million reduction in costs of sales partially offset by a $3.4 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2022 and December 31, 2021 are set forth below:

	September 30,	December 31,
	2022	2021
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,586	$22,942
Trade accounts receivable, net	12,599	10,389
Inventory	21,761	19,329
Federal income tax receivable	11,538	11,538
Prepaid income taxes	43	51
Prepaid expenses and other	1,279	854
Total current assets	49,806	65,103
Current Liabilities:
Accounts payable	9,968	4,795
Accrued liabilities	15,522	14,103
Current operating leases	82	68
Deferred income	—	1,312
Total current liabilities	25,572	20,278
Total working capital	$24,234	$44,825

For the nine months ended September 30, 2022, we invested $35.3 million in rental and property and other equipment by adding $34.6 million in new equipment to our rental fleet and $0.8 million primarily in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $16.8 million during the nine months ended September 30, 2022. We financed our investment in rental equipment, property and other equipment with cash flow from operations, cash on hand and borrowings under our revolving credit facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our New Credit Agreement will provide adequate liquidity for our planned capital expenditures during the remainder of 2022. For any new capital expenditures in 2023 and beyond that exceeds our cash flow from operations, we anticipate that we would need to negotiate an expansion of our borrowing capacity under our New Credit Agreement. While we control the timing and extent of our capital expenditures, there is no assurance that any such borrowing expansion would be granted.

Cash flows

At September 30, 2022, we had cash and cash equivalents of $2.6 million compared to $22.9 million at December 31, 2021. Our cash flows from operating activities of $18.9 million were offset by capital expenditures of $35.3 million during the nine months ended September 30, 2022. We had working capital of $24.2 million at September 30, 2022 compared to $44.8 million at December 31, 2021. We generated cash flows from operating activities of $18.9 million during the first nine months of 2022 compared to cash flows provided by operating activities of $20.0 million for the first nine months of 2021. The decrease in cash flows from operating activities was primarily driven by higher costs of rentals during the first nine months of 2022.

Strategy

For the remainder of 2022, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and limit bank borrowing in line with market conditions. For the remainder of 2022, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows, cash on hand and borrowing availability under our New Credit Agreement. The majority of required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles. We believe market conditions indicate significant demand growth for large horesepower compression in 2023 and beyond. While we believe that cash flows from operations, our current cash position and borrowing capacity under our New Credit Agreement will be sufficient to satisfy a portion of our capital activity, we will need to negotiate an expansion of our borrowing capacity under our New Credit Agreement to meet the capital expenditure requirements needed to meet anticipated additional demand.

Bank Borrowings

The New Credit Agreement with Texas Capital Bank, National Association (the "Lender") has an initial commitment of $20 million, and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the New Credit Agreement is May 11, 2026. As of September 30, 2022, we had $2.0 million of borrowings outstanding under the New Credit Agreement.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2022, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.  We are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the risks associated with our Company and industry.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

On November 11, 2022, John W. Chisholm tendered his resignation as our Interim Chief Executive Officer and President. In connection therewith, the Board of Directors of the Company (the "Board") appointed Stephen C. Taylor as our Interim Chief Executive Officer and President as of November 11, 2022. In addition, the Board, through its Nominating Committee, is in the process of searching for a qualified, permanent Chief Executive Officer. Mr. Taylor is our Chairman of the Board and he will continue to serve in that capacity. Mr. Taylor served as our Chief Executive Officer and President for 17 years prior to his retirement in May 2022. Mr. Taylor will not receive any additional compensation for his services as our Interim Chief Executive Officer and President, although he will continue to receive the compensation and benefits set forth in the Retirement Agreement between Mr. Taylor and the Company dated May 17, 2022, as reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.

Stephen C. Taylor, 68, ws President and Chief Executive Officer of Natural Gas Services Group from January 2005 until his retirement from the positions effective May 17, 2022. He was elected as a Director of Natural Gas Services Group at the annual meeting of shareholders in June 2005. Effective January 1, 2006, Mr. Taylor was appointed Chairman of the Board. Immediately prior to joining Natural Gas Services Group, Mr. Taylor held the position of General Manager − US Operations for Trican Production Services, Inc. from 2002 through 2004. Mr. Taylor joined Halliburton Resource Management in 1976, becoming its Vice President − Operations in 1989. Beginning in 1993, he held multiple senior level management positions with Halliburton Energy Services until 2000 when he was elected Senior Vice President/Chief Operating Officer of Enventure Global Technology, LLC, a joint-venture deep water drilling technology company owned by Halliburton Company and Shell Oil Company. Mr. Taylor elected early retirement from Halliburton Company in 2002 to join Trican Production Services, Inc. Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University and a Master of Business Administration degree from the University of Texas at Austin.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004.)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021.)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021.)

10.1	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022.)

10.2	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)

10.4	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.5	Credit Agreement dated as of May 11, 2021, among the Natural Gas Services Group, Inc. and NGSG Properties, LLC, a Colorado limited liability company, the banks and other financial institutions identified therein as Lenders from time to time party thereto and Texas Capital Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2021.)

10.6	Pledge and Security Agreement dated as of May 11, 2021, among Natural Gas Services Group, Inc., the Loan Parties (as defined therein) and Texas Capital Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2021.)

10.7	Note dated as of May 11, 2021, by Natural Gas Services Group, Inc. in favor of Texas Capital Bank, National Association, as Lender. (Incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2021.)

10.8	Letter Agreement dated June 9, 2022 between Natural Gas Services Group, Inc. and John W. Chisholm (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2022.)

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ Micah C. Foster
Stephen C. Taylor	Micah C. Foster
Interim President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

November 14, 2022	November 14, 2022