Form 10-K
period 2022-12-31
NATURAL GAS SERVICES GROUP INC
filed 2023-03-31
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes ☐                  No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                        ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was approximately $126,762,559 based on the closing price of the common stock on that date on the New York Stock Exchange.
At March 28, 2023, there were 12,447,614 shares of the Registrant's common stock outstanding.
Documents incorporated by reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 15, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management.  All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements.  We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements.  You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information.  We do not undertake any obligation to update or revise publicly any forward-looking statements.  Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•significant economic disruptions and adverse consequences resulting from current and possible long-term effects of the COVID-19 global pandemic and its variants;
•conditions in the oil and natural gas industry, including the supply and demand for natural gas and wide fluctuations in the prices of oil and natural gas;
•fluctuations in interest rates;
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
•our future capital requirements and availability of financing;
•operational, fabrication and manufacturing costs and inflationary pressures;
•general economic conditions; and
•acts of terrorism;

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

Smaller Reporting Company

We are a “smaller reporting company” as defined by the SEC. As such, we are eligible to comply with the scaled disclosure requirements in several Regulation S-K and Regulation S-X items. Our disclosures in this Annual Report reflect many of these scaled requirements.

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

We have shifted our focus over the last several years to medium to large horsepower applications that apply to natural gas associated with oil-weighted production. Our primary customers are exploration and production companies that utilize our compressor units for artificial lift applications, i.e., production enhancement enabled with high-pressure gas compression equipment, on unconventional oil wells on single and multi-well pads. In addition, our customer base includes oil and natural gas exploration and production ("E&P") companies that are focused on natural gas-weighted production (with typically smaller horsepower applications) as well as midstream companies. The Company's largest rental area is the Permian Basin (approximately 55.6% of rental revenues in 2022), with the majority of its remaining rental revenue being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin of Colorado.

Our revenue increased 17.1% to $84.8 million for the year ended December 31, 2022 from $72.4 million for the year ended December 31, 2021. This increase was largely the result of our rental revenues increasing 17.0% to $74.5 million in 2022 from $63.6 million in 2021 as well as sales revenue increasing 24.5% to $8.6 million in 2022 from $6.9 million in 2021. For the year ended December 31, 2022, the Company reported a net loss of $0.6 million as compared to a net loss of $9.2 million for the year ended December 31, 2021. In addition, the Company's adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 55.8% to $29.2 million in 2022 from $18.7 million in 2021. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of adjusted EBITDA to its closest GAAP financial measure, net (loss) income.

At December 31, 2022, our current assets were $54.1 million, which included $3.4 million of cash and cash equivalents.  Current liabilities were $30.4 million at year end 2022. Our stockholders' equity as of December 31, 2022 was $230.1 million.

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

As of December 31, 2022, we had 1,869 natural gas compressors in our rental fleet totaling 425,340 horsepower.  Of this total, we had 1,221 natural gas compressors totaling 318,350 horsepower rented to 81 customers. The utilization rate of our rental fleet as of December 31, 2022 was 65.3%, while our horsepower utilization for the same period was 74.8%. We added 45 units with approximately 33,000 horsepower to our fleet during 2022. Thirty-five of those units were 400 horsepower or larger, representing approximately 80% of the horsepower added.

Engineered Equipment Sales.  This operating unit includes the following components:

•Compressor fabrication.  Fabrication involves the design, fabrication and assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale. In addition to fabricating compressors for our rental fleet, we engineer and fabricate custom-made natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought. Fabricated compressors comprised 42.0% and 27.5% of our sales revenue during 2022 and 2021, respectively.

•Parts sales and compressor rebuilds.  To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for small horsepower screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business. Parts sales and compressor rebuilds comprised 55.2% and 67.2% of our sales revenue during 2022 and 2021, respectively.

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

•Geographic expansion.  We will continue to expand our operations in existing areas, as well as pursue focused expansion into new geographic regions as opportunities are identified. Our largest rental area is the Permian Basin (approximately 55.6% of rental revenues in 2022), where we have continued to gain market share and believe we have the most expansion opportunities going forward. The large majority of the Company's remaining rental revenue is being generated in other oil and natural gas producing regions and plays in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide service include the Utica and Marcellus Shales, Michigan and the DJ Basin of Colorado.

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
•Experienced management and operating team.  On average, our executive and operating team members have over 25 years of oilfield services and other energy industry experience. We believe our management and operating team has successfully demonstrated its ability to grow our business during times of expansion and to manage through downturns.
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

Overview and Outlook

The market for compression equipment and services is dependent on the condition of the oil and natural gas industry, including the capital expenditure budgets of domestic oil and gas companies. The level of activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. In addition, while overall capital budgets of E&P companies have increased relative to 2021, overall capital expenditure budgets of energy companies have become significantly more constrained over the last several years due to the deterioration of energy equity markets and strong demands from institutional investors that companies keep capital spending within operating cash flow and return capital through dividends and share repurchases. While our rental agreements are not typically capital in nature, overall capital investment typically drives our customers demand for incremental compression needs. Oil and natural gas prices and the level of development and production activity have historically been characterized by significant volatility.

Finally, due to supply chain disruptions as a result of the COVID-19 pandemic and the Russian invasion of the Ukraine and the increased rate of inflation, we continue to experience cost increases and sporadic unavailability of many of our parts needed to fabricate and maintain our rental fleet. While we have a robust supplier network, pricing pressure from our customers and competitors presents challenges in increasing our rental rates to offset these increased costs. We believe our relationship with our major customer identified below continues to be strong, and it has continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected. Please read Item 1A, Risk Factors, in this report.

Major Customer

Sales and rental income to Occidental Permian, LTD. ("Oxy") for the years ended December 31, 2022 and 2021 amounted to 42% and 40% of our revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2022 or 2021.

Oxy amounted to 55% of our accounts receivable as of December 31, 2022 and 46% of our accounts receivable as of December 31, 2021. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2022 or 2021. The loss of this key customer would have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

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

Backlog

As of December 31, 2022, we had no sales backlog compared to $1.5 million as of December 31, 2021. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that currently require three to six months of lead time prior to delivery of the order.

Employees

As of December 31, 2022, we had 266 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controls at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These standards expanded the 2012 standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector. These standards, as well as any future laws and their implementing regulations, may impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Climate Change

In response to findings that emissions of carbon dioxide, methane and other Greenhouse Gases (“GHG”) endanger public health and the environment, federal legislation has been drafted in Congress to reduce GHG emissions. At the federal level, the government could seek to pursue legislative, regulatory or executive initiatives that may impose significant restrictions on fossil-fuel exploration and production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities. Other energy legislation and initiatives could include a carbon tax, methane fee or cap and trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure or well construction requirements on oil and gas activities. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories or regional GHG cap and trade programs. Depending on the particular program, we could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations. The EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions of certain large GHG emissions sources, including petroleum and natural gas facilities, such as natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. In addition, the Department of Transportation (the “DOT”) has implemented GHG emissions limits on vehicles manufactured for operation in the United States.

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

In addition, the COVID-19 outbreak and subsequent supply chain disruptions has increased the risk that our suppliers may be prevented from conducting their business at sufficient levels to provide us with necessary equipment and supplies in a timely and sufficient amount. While we have experienced no significant supply disruptions that materially disrupted operations, to the extent we have difficulties in obtaining needed products and supplies in a timely manner, our results of operations and financial position may be adversely affected.

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

As a result of the COVID-19 outbreak and other economic conditions in the United States and abroad, our revenue and profitability has been adversely affected. The condition of domestic and global financial markets and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could also become significant. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders included in our backlog or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for oil and natural gas would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

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

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area.  In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment.  Of the 1,221 compressors rented at December 31, 2022, 841 were rented on a month-to-month basis. Given the volatility of the oil and gas market, we cannot be sure that a substantial number of our customers will continue to renew their rental agreements or that we will be able to re-rent the equipment to new customers or that any renewals or re-rentals will be at comparable rental rates.  The inability to timely renew or re-rent a substantial portion of our compressor rental fleet has and will have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 42% of our revenue for the year ended December 31, 2022, and the same customer accounted for an aggregate of approximately 40% of our revenue for the year ended December 31, 2021. At December 31, 2022, this same customer accounted for an aggregate of 55% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by our significant customer or other important customers would negatively impact our cash flow and current assets.

Loss of key members of our management could adversely affect our business.

In keeping with our streamlined approach to our business, our executive management team consists of three officers: our (i) Chief Executive Officer, (ii) Chief Financial Officer and (iii) Vice President of Technical Services. Stephen C. Taylor, our Interim President and Chief Executive Officer who has been our President, Chief Executive Officer and Board member since 2004, has announced his intention to retire as an officer from the Company effective June 30, 2023. We currently have an Interim Chief Financial Officer after the resignation of our prior Chief Financial Officer on February 28, 2023. If either of these positions are not adequately or timely replaced, our business operations could be materially adversely affected. We do not carry any key-man insurance on any of our officers or directors.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets are weak, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values and liquidity substantially declined during the most recent fall in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, an increase in the interest rates charged for debt incurrence, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our products and services in 2023. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

During 2023, the amount we will spend on capital expenditures related to rental compression equipment will be determined primarily by the activity of our customers, our financial resources and access to capital. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue.

During the past year, we funded our capital expenditures through cash flows from operations and borrowings from our revolving credit facility. Although we believe that cash on hand, cash flows from our operations and bank borrowing from revolving credit facility will provide us with sufficient cash to fund our planned capital expenditures for 2023, we cannot assure you that these sources will be sufficient. We may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, it may not be available to us when we need it or on acceptable terms. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital.  Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Our debt levels may negatively impact our current and future financial stability.

In February 2023, we significantly increased the borrowing commitment of our revolving credit facility from $50 million to $175 million (subject to borrowing base limitation and customary covenants) and at December 31, 2022 we had $25 million outstanding on the revolving credit facility and anticipate additional significant borrowing on the facility through 2023. Should we utilize our full debt capacity growth beyond that point could be impacted. As a result of our indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
•our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;
•a significant portion of our cash flow from operations may be dedicated to the payment of principal and interest (which is variable on our revolving credit facility) on our debt, thereby reducing funds available for other purposes; and
•our leverage if increased to an unacceptable level, could make us more vulnerable to economic downturns.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the Securities and Exchange Commission in February 2022, an aggregate of approximately 38.1% of the outstanding shares of our common stock are owned by five institutional investors, each of which owns more than 5% of our outstanding shares as of the date of their respective filings in February 2022. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6.9% of the outstanding shares of our common stock as of March 28, 2023, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2022:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. As of December 31, 2022 as reflected by our transfer agent records, we had 13 record holders of our common stock.  This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 28, 2023, the last reported sale price of our common stock as reported by the New York Stock Exchange was $10.12 per share.

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

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

Plan Category	(a) Number of securities to vest or be issued upon exercise of outstanding options		(b) Weighted-average issuance or exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	201,584	(1)	$19.32	344,253
2019 Equity Incentive Plan	250,847		$9.14	570,473
Total	452,431			914,726

(1)    Total number of shares to be issued upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Sale of Unregistered Securities

We made no sales of unregistered securities during the year ended December 31, 2022.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2022 and 2021. You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We fabricate, manufacture, rent and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of December 31, 2022, we had 1,221 natural gas compressors totaling 318,350 horsepower rented to 81 customers, compared to 1,254 natural gas compressors totaling 297,808 horsepower rented to 83 customers at December 31, 2021. Of the 1,221 compressors rented at December 31, 2022, 841 were rented on a month-to-month basis.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a minimum three to six month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. Finally due to supply chain disruptions as a result of the COVID-19 pandemic and the Russian invasion of the Ukraine and the increased rate of inflation, we continue to experience cost increases and sporadic unavailability of many of our parts needed to fabricate and maintain our rental fleet. While we have a robust supplier network, pricing pressure from our customers and competitors presents challenges in increasing our rental rates to offset these increased costs which could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases.

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

The following table sets forth our revenues from each of our three operating categories for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Rental	$74,465	$63,624
Sales	8,568	6,882
Service and maintenance	1,792	1,914
Total	$84,825	$72,420

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During 2019, we witnessed a moderation of crude oil prices as well as drilling and completion activity levels. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. While prices largely recovered in 2021 and the stabilized in 2022, activity levels of exploration and production companies have been and will continue to be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity.

For fiscal year 2023, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and are anticipated to exceed our internally generated cash flows by a significant amount. As such, we are likely to incur debt at levels that far exceed our historical activity. Any required capital will be for additions to our compressor rental fleet and/or addition or replacement of service vehicles. We believe that cash on hand, cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our capital and liquidity requirements through 2023. If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be on acceptable terms.

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

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company accesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. For the year ended December 31, 2022 and 2021, inventory allowance and write-off totaled $0.1 million.

Our Performance Trends and Outlook

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus known as COVID-19 due to the risks it imposes on the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During this time, the market began to experience a decline in oil prices in response to oil demand concerns due to the global economic impacts of COVID-19. These developments led to significant weaknesses in oil prices and ensuing reductions of exploration and production company capital and operating budgets. Oil markets largely recovered in 2021, and prices continued to rise throughout 2022.

With the capital restraint by E&P companies, we expect rental demand for our large and medium horsepower units to remain strong for the remainder of 2023. In terms of sales, we expect minimal compressor sales for the year due to shifts in capital expenditure budget concentrations throughout the industry, including those of our major customers, as many upstream producers prefer to rent compression as opposed to purchasing units as part of their capital budget allocations. Finally, we have recently experienced and expect to continue to experience supply chain disruptions. While we believe we have a strong vendor network that provides flexibility in sourcing needed materials, we have incurred longer than normal wait times for certain components as well as increases in costs. Lastly, our relationship with our major customer continues to be strong, and it has continued to pay our invoices in a timely, consistent manner. Nevertheless, if any of these circumstances change, our business could be adversely affected.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2022 and 2021.

	Revenue
	Year Ended December 31,
	2022		2021
	(dollars in thousands)
Rental	$74,465	87.8%	$63,624	87.9%
Sales	8,568	10.1%	6,882	9.5%
Service & Maintenance	1,792	2.1%	1,914	2.6%
Total	$84,825		$72,420

Total revenue increased to $84.8 million from $72.4 million, or 17.1%, for the year ended December 31, 2022 compared to 2021. This increase was mainly a result of increased rental revenue (17.0% increase) primarily due to a greater number of large horsepower units being rented as well as higher sales revenue (24.5% increase) primarily due to increased compressor and parts sales.

Rental revenue increased to $74.5 million (17.0%) from $63.6 million for the year ended December 31, 2022 compared to 2021. As of December 31, 2022, we had 1,869 natural gas compressors in our rental fleet, down from 2,023 units at year end 2021. In addition, the Company's total unit horsepower increased by 1.7% to 425,340 at December 31, 2022 compared to 418,041 horsepower year end 2021. However, as of December 31, 2022, we had 1,221 natural gas compressors totaling 318,350 horsepower rented to 81 customers, compared to 1,254 natural gas compressors totaling 297,808 horsepower rented to 83 customers as of December 31, 2021. This increase in rented horsepower reflects the addition of 35 high horsepower compressors with 26,320 horsepower to the Company's fleet during 2022. The rental fleet had a unit utilization as of December 31, 2022 and 2021 of 65.3% and 62.0%, respectively, while our horsepower utilization for the same periods was 74.8% and 71.2%, respectively. The increase in both utilization metrics was mainly the result of the addition and increased demand for our higher horsepower units. During the year ended December 31, 2022 we placed into service 174 newly set units during the year, 35 of which were 400 horsepower or larger.

Sales revenue increased to $8.6 million from $6.9 million for the year ended December 31, 2022, compared to 2021. This increase in largely attributable to an increase in compressor and parts sales during 2022. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Company management routinely reviews its inventory for obsolescence. Due to the slow moving nature or obsolescence of a portion of the Company's long-term inventory and inventory related to the retirement of certain rental equipment, management recorded an increase of $83,000 in the inventory allowance reserve for costs that may not be recoverable in the future. We ended 2022 with an inventory allowance balance of $120,000.

Company management also routinely reviews its rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 124 units should be retired from our rental fleet. Accordingly, we recorded a $0.2 million loss on retirement of rental equipment during the year ended December 31, 2022.

Operating income increased to $0.4 million for the year ended December 31, 2022 compared to an operating loss of $12.4 million for the year ended December 31, 2021. The increase in operating income was mainly due to 1) a $12.4 million increase in revenues and 2) a $2.9 million decrease in loss related to the retirement of 124 units, partially offset by a $2.9 million increase in selling, general and administrative expenses and a $1.1 million increase in costs of rentals primarily related to inflationary pressures on parts and labor expenses.

Selling, general, and administrative expenses increased by $2.9 million to $13.6 million for the year ended December 31, 2022, as compared to $10.8 million for 2021. This 26.8% increase was primarily the result of $2.5 million of severance expenses related to the planned retirement of Stephen C. Taylor and other severance costs related to the resignation of John Chisholm, our interim Chief Executive Officer and director during a portion of 2022. The remaining increase was related to increases in information technology expenses driven by our ongoing data automation program.

Depreciation and amortization expense decreased to $24.1 million from $25.4 million, or 5.0%, for the year ended December 31, 2022, compared to 2021.  The decrease is the result of the retirement of 263 units from our rental fleet in the fourth quarter of 2021 which reduced our depreciable asset base by $3.1 million. This decrease was partially offset by higher capital expenditures for larger horsepower units being added to the fleet. We added 45 units (approximately 33,000 horsepower) to our fleet during the twelve-month period ended December 31, 2022. Thirty-five of those units were 400 horsepower or larger, representing approximately 80% of the horsepower added.

Income tax (expense)/benefit increased to $(0.5) million from $2.6 million for the year ended December 31, 2022 compared to 2021. Our effective tax rate for both years differs from the U.S. federal statutory rate of 21%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused the COVID-19 pandemic. The CARES Act allows federal net operating losses ("NOL") incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019. The Company filed its NOL carryback claims for 2018 and 2019 during 2020. Accordingly, the Company initially recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which, along with year-end provision adjustments, reduced its federal income tax receivable to $11.5 million on its consolidated balance sheet as of December 31, 2022. In addition, the Company recorded a current income tax benefit of $2.6 million on its consolidated statement of operations for the year ended December 31, 2021. Our income tax expense in 2022 was largely due to certain executive severance compensation expenses incurred during 2022 that are non-deductible for income tax purposes. As such, we recognized income tax expense of $0.5 million while incurring net loss before income taxes less than $0.1 million for the year ended December 31, 2022.

Adjusted Gross Margin Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2022 and December 31, 2021.  Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2022		2021
	(dollars in thousands)
Rental	$36,715	49.3%	$26,986	42.4%
Sales	918	10.7%	(947)	(13.8)%
Service & Maintenance	835	46.6%	1,016	53.1%
Total	$38,468	45.3%	$27,055	37.4%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures" below.

Our overall adjusted gross margin percentage increased to 45.3% for the year ended December 31, 2022 compared to 37.4% for the year ended December 31, 2021. Our increase in gross margins is mainly due to an increase in rental revenues. Rental revenues increased 17.0% over 2021, while our costs of rentals increased 3.0% driven by inflationary pressures primarily in labor and parts costs. Rental revenues comprised 88% of our total revenues for the year ended December 31, 2022 compared to 88% of total revenues for the year ended December 31, 2021. Our sales margin improved to 10.7% in 2022 from

(13.8)% in 2021. Sales revenues increased 24.5% attributable to increased compressor sales, which realizes a higher gross margin than parts sales. While many sales costs are variable, certain costs such as labor are less variable as a certain staff level is retained to meet demand when market forces shift. Third party service and maintenance margins decreased to 46.6% from 53.1% for the year ended December 31, 2022 compared to 2021. Service and maintenance only represents 2.1% of our revenue in 2022, providing minimal impact on our overall adjusted gross margin.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net income or (loss)) before interest, taxes, depreciation and amortization, as well as an increase in inventory allowance and inventory write-offs, retirement of rental equipment, non-recurring severance expenses and non-cash equity compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

Reconciliation

The following table reconciles our net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(569)	$(9,183)
Interest expense	364	65
Income tax expense (benefit)	528	(2,603)
Depreciation and amortization	24,116	25,397
Inventory allowance	83	208
Retirement of rental equipment	196	3,096
Severance expenses	2,537	—
Stock compensation expense	1,910	1,738
Adjusted EBITDA	$29,165	$18,718

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

Reconciliation

The following table calculates gross margin, the most directly comparable GAAP financial measure, and reconciles it to adjusted gross margin:

	Year Ended December 31,
	2022	2021
	(in thousands)
Total revenue	$84,825	$72,420
Costs of revenue, exclusive of depreciation and amortization	(46,357)	(45,365)
Depreciation allocable to costs of revenue	(23,551)	(24,753)
Gross margin	14,917	2,302
Depreciation allocable to costs of revenue	23,551	24,753
Adjusted gross margin	$38,468	$27,055

Liquidity and Capital Resources

Our working capital positions as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,372	$22,942
Trade accounts receivable, net	14,668	10,389
Inventory, net	23,414	19,329
Federal income tax receivable	11,538	11,538
Prepaid income taxes	10	51
Prepaid expenses and other	1,145	854
Total current assets	54,147	65,103
Current Liabilities:
Accounts payable	6,481	4,795
Accrued liabilities	23,726	14,103
Current operating leases	155	68
Deferred income	37	1,312
Total current liabilities	30,399	20,278
Net working capital	$23,748	$44,825

For the year ended December 31, 2022, we invested approximately $65.1 million in rental equipment, property and other equipment. During the year, we added $61.7 million in new equipment to our rental fleet and $3.4 million in other property and equipment. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the year compared to the end of the year. Our rental work-in-progress increased by $31.8 million during 2022. We financed our investment in rental equipment, property and other equipment with cash flows from operations during 2022 and borrowings under our revolving credit facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our New Credit Agreement (defined below) will provide ample liquidity for our planned capital expenditures during 2023 and beyond.

Cash flows

At December 31, 2022, we had cash and cash equivalents of $3.4 million compared to $22.9 million at year end 2021. Our cash flow from operations of $27.8 million was offset by capital expenditures of $65.1 million during 2022. We had net proceeds of $25.0 million from borrowings under our revolving credit facility. In addition, we expended $6.7 million in connection with our share repurchase program. We also had working capital of $23.7 million at December 31, 2022 compared to $44.8 million at December 31, 2021. We had net cash flow from operating activities of $27.8 million during 2022 compared $28.5 million during 2021. Our cash flow from operating activities of $27.8 million was primarily the result of our rental and sales gross margins.

Senior Bank Borrowings

Previous Credit Agreement

We had a senior secured revolving credit agreement (the "Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability.

New Credit Agreement
On May 11, 2021, we entered into a five-year senior secured revolving credit agreement ("New Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the New Credit Agreement is May 11, 2026. The obligations under the New Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment.As of December 31, 2022, we were in compliance with all financial covenants in our New Credit Agreement. At December 31, 2022, we had $25 million outstanding under the New Credit Agreement with a weighted average interest rate of 7.32%.

Amended and Restated Credit Agreement

On February 28, 2023, we entered into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with Texas Capital Bank, as administrative agent (the “Lender”), TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175 million as of the closing date. Subject to collateral availability, we also have a right to request from the Lender, on an uncommitted basis, an increase of up to $125 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $300 million. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equip.

Borrowing Base. At any time before the maturity of the Amended and Restated Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to the Company, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower of cost (excluding any costs for capitalized interest or other noncash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Amended and Restated Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term SOFR ("Secured Overnight Financing Rate") Loan, the Adjusted Term SOFR rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Amended and Restated Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 2.00% to 2.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) and 3% to 3.75% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Amended and Restated Credit Agreement is in effect at an annual rate equal to 0.50% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Amended and Restated Credit Agreement that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to 3.50 to 1.00 as of the last day of each fiscal quarter ending on or prior to December 31, 2024 and 3.25 to 1.00 for the fiscal quarter ending March 31, 2025 and for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to1.25 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The Amended and Restated Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Amended and Restated Credit Agreement and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations outstanding under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default.

As of December 31, 2022, we were in compliance with all financial covenants in our 2022 Credit Agreement.

Components of Our Principal Capital Expenditures

Capital expenditures for the years ended December 31:

Expenditure Category	2022	2021
	(in thousands)
Rental equipment and property and equipment	$65,122	$25,710

The level of our expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available line of credit are adequate to fully fund our net capital expenditures requirements for 2023.  We also believe we have flexibility with respect to our financing alternatives and adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our line of credit. However, our financing capacity could be negatively impacted by other economic factors. Please see Item 1A, Risk Factors, of this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2022, we did not have any material off-balance sheet arrangements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary financial data are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness identified during fiscal year 2022,

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Interim Chief Executive Officer and our Interim Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its internal control over financial reporting at December 31, 2022, over our inventory process. Specifically, we have identified issues related to: classification of inventory work in progress; year-end physical inventory count procedures, and the process to review and approve inventory adjusting journal entries.
After giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), our management has concluded that our consolidated financial statements present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with US GAAP.

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness.

Our planned internal control remediation efforts include:
a.We intend to update and implement accounting policies and procedures related to work in process inventory. These will include modifying our financial reporting account consolidation procedures.
b.We intend to improve and enforce our formalized inventory count and inventory adjustment processes which includes taking steps to reinforce the inventory taking procedures, proper training and supervision of warehouse staff and strengthening review and approval requirements for any inventory adjustments.
c.We have engaged a third-party consultant to conduct a full assessment of our controls and procedures.
d.We intend to continue efforts to ensure our employees understand the ongoing importance of internal controls and compliance with corporate policies and procedures.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our ICFR because we are a Smaller Reporting Company and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 or as such period may be extended by action of the Securities and Exchange Commission.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 or as such period may be extended by action of the Securities and Exchange Commission.

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Consolidated Financial Statements

For a list of Consolidated Financial Statements, see “Index to Consolidated Financial Statements” incorporated herein by reference.

(a)(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2021.)
4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021)
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021
10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022.)
10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)
10.4†	Severance Agreement and Release Between Natural Gas Services Group, Inc. and John W. Chisholm dated December 21, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022.)
10.5†	Letter Agreement between Natural Gas Services Group, Inc. and James D. Faircloth dated February 8, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on February 13, 2023.)
10.6†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)
10.7	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)
10.8	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.9†	Letter Agreement dated June 9, 2022 between Natural Gas Services Group, Inc. and John W. Chisholm (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2022.)
*21.1	Subsidiaries of the registrant
*23.1	Consent of Ham, Langston & Brezina L.L.P.
*23.2	Consent of Moss Adams LLP
*31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

March 31, 2023	By:	/s/ Stephen C. Taylor
Stephen C. Taylor
Chairman of the Board, Interim President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen C. Taylor and James D. Faircloth, jointly and severally, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors, Interim Chief Executive Officer and President (Principal Executive Officer)	March 31, 2023
Stephen C. Taylor

/s/ James D. Faircloth	Interim Chief Financial Officer (Principal Accounting Officer)	March 31, 2023
James D. Faircloth

/s/ Leslie A. Beyer	Director	March 31, 2023
Leslie A. Beyer

/s/ Nigel J. Jenvey	Director	March 31, 2023
Nigel J. Jenvey

/s/ David L. Bradshaw	Director	March 31, 2023
David L. Bradshaw

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm (Ham, Langston & Brezina, LLP; Houston, Texas; PCAOB ID 298 and Report of Independent Registered Public Accounting Firm (Moss Adams, LLP; Dallas, Texas; PCAOB ID 659)
F-1

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021	F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022 and 2021	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. and subsidiary (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Ham, Langston & Brezina LLP

Houston, Texas
March 31, 2023

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Natural Gas Services Group, Inc. and subsidiary (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Moss Adams LLP

Dallas, Texas
March 18, 2022

We have served as the Company's auditor from 2020 to 2022.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$3,372	$22,942
Trade accounts receivable, net of allowance for doubtful accounts of $338 and $1,129, respectively	14,668	10,389
Inventory	23,414	19,329
Federal income tax receivable	11,538	11,538
Prepaid income taxes	10	51
Prepaid expenses and other	1,145	854
Total current assets	54,147	65,103
Long-Term Inventory, net of allowance for obsolescence of $120 and $64, respectively	1,557	1,582
Rental equipment, net of accumulated depreciation of $177,729 and $172,563, respectively	246,450	206,985
Property and equipment, net of accumulated depreciation of $16,981 and $15,784, respectively	22,176	20,828
Right of use assets - operating leases, net of accumulated amortization $721 and $555, respectively	349	285
Intangibles, net of accumulated amortization of $2,259 and $2,134, respectively	900	1,025
Other assets	2,667	2,698
Total assets	$328,246	$298,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,481	$4,795
Accrued liabilities	23,726	14,103
Current operating leases	155	68
Deferred income	37	1,312
Total current liabilities	30,399	20,278
Credit facility	25,000	—
Deferred income tax liability	39,798	39,288
Long-term operating leases	194	217
Other long-term liabilities	2,779	2,813
Total liabilities	98,170	62,596
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,519 and 13,394 shares issued, respectively	135	134
Additional paid-in capital	115,411	114,017
Retained earnings	129,534	130,103
Treasury shares, at cost, 1,310 shares and 775, respectively	(15,004)	(8,344)
Total stockholders' equity	230,076	235,910
Total liabilities and stockholders' equity	$328,246	$298,506

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)

	Year Ended December 31,
	2022	2021
Revenue:
Rental income	$74,465	$63,624
Sales	8,568	6,882
Service and maintenance income	1,792	1,914
Total revenue	84,825	72,420
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	37,750	36,638
Cost of sales, exclusive of depreciation stated separately below	7,650	7,829
Cost of service and maintenance, exclusive of depreciation stated separately below	957	898
Selling, general and administrative expenses	13,642	10,762
Depreciation and amortization	24,116	25,397
Inventory allowance	83	208
Retirement of rental equipment	196	3,096
Total operating costs and expenses	84,394	84,828
Operating income (loss)	431	(12,408)
Other income (expense):
Interest expense	(364)	(65)
Other income (expense)	(108)	687
Total other income, net	(472)	622
Income (loss) before income taxes:	(41)	(11,786)
(Provision for) benefit from income taxes:
Current	(17)	1
Deferred	(511)	2,602
Total income tax benefit (expense)	(528)	2,603
Net loss	$(569)	$(9,183)
Loss per share:
Basic	$(0.05)	$(0.70)
Diluted	$(0.05)	$(0.70)
Weighted average shares outstanding:
Basic	12,305	13,100
Diluted	12,305	13,100
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, December 31, 2020	—	$—	13,296	$133	$112,615	$139,286	38	$(490)	$251,544
Compensation expense on common stock options	—	—	—	—	1	—	—	—	1
Issuance of restricted stock	—	—	98	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	1,737	—	—	—	1,738
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(336)	—	—	—	(336)
Purchase of treasury shares	—	—	—	—	—	—	737	(7854)	(7,854)
Net loss	—	—	—	—	—	(9,183)	—	—	(9,183)
BALANCES, December 31, 2021	—	—	13,394	134	114,017	130,103	775	(8,344)	235,910
Compensation expense on common stock options	—	—	—	—	255	—	—	—	255
Issuance of restricted stock	—	—	125	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	1,654	—	—	—	1,655
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(515)	—	—	—	(515)
Purchase of treasury shares	—	—	—	—	—	—	535	(6,660)	(6,660)
Net loss	—	—	—	—	—	(569)	—	—	(569)
BALANCES, December 31, 2022	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(569)	$(9,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,116	25,397
Amortization of debt issuance costs	48	31
Deferred taxes	510	(2,602)
Gain on disposal of assets	(250)	(182)
Retirement of rental equipment	196	3,096
Bad debt allowance	—	65
Inventory allowance	83	208
Stock-based compensation	1,910	1,738
(Gain) loss on company owned life insurance	389	(298)
Changes in operating assets and liabilities:
Trade accounts receivables	(4,279)	1,430
Inventory	(4,143)	(1,277)
Prepaid income taxes and prepaid expenses	(250)	(460)
Accounts payable and accrued liabilities	11,309	9,756
Deferred income	(1,275)	208
Other	(31)	600
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,764	28,527
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(65,122)	(25,710)
Purchase of company owned life insurance	(329)	(150)
Proceeds from sale of property and equipment	372	195
NET CASH USED IN INVESTING ACTIVITIES	(65,079)	(25,665)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from line of credit	25,000	—
Proceeds of other long-term liabilities	(3)	(1)
Repayments of line of credit, net	—	(417)
Payments of debt issuance costs	(77)	(237)
Purchase of treasury shares	(6,660)	(7,854)
Taxes paid related to net share settlement of equity awards	(515)	(336)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	17,745	(8,845)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,570)	(5,983)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,942	28,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,372	$22,942
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$276	$30
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	229	—

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

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors. The receivables are not collateralized except as provided for under lease agreements. However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts. We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition and payment history, as well as industry conditions and general economic conditions.  We continuously monitor collections and payments from our customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  One customer accounted for 55% and 46% of our accounts receivable as of December 31, 2022 and 2021, respectively.  A significant change in the liquidity or financial position of this customer could have a material adverse impact on the collectability of our accounts receivable and our future operating results.  The allowance for doubtful accounts was $0.3 million and $1.1 million at December 31, 2022 and 2021, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

A summary of our allowance for doubtful accounts is as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Beginning balance	$1,129	$1,161
Accruals	—	65
Recoveries	—	8
Write-offs	(791)	(105)
Ending balance	$338	$1,129

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts typically range from six to 24 months, with our larger horsepower compressors having contract terms of up to 60 months. Our revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance with ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

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

From time to time, upon the customer’s written request, we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate the equipment from our finished goods, such that they are not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is shouldered by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. Revenues recognized related to bill and hold arrangements for the years ended December 31, 2022 and 2021 was approximately $0 and $20,000, respectively.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the years ended:

	Year Ended December 31,
	2022	2021
	(in thousands)
Compressors - sales	$3,601	$1,891
Flares - sales	239	365
Other (Parts/Rebuilds) - sales	4,728	4,626
Service and maintenance	1,792	1,914
Total revenue from contracts with customers	10,360	8,796
Add: ASC 842 rental revenue	74,465	63,624
Total revenue	$84,825	$72,420

Contract Balances

As of December 31, 2022 and 2021, we had the following receivables and deferred income from contracts with customers:

	December 31,
	2022	2021
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$4,353	$3,354
Accounts receivable - ASC 842	10,653	8,164
Total Accounts Receivable	15,006	11,518
Less: Allowance for doubtful accounts	(338)	(1,129)
Total Accounts Receivable, net	$14,668	$10,389

Deferred income	$37	$1,312

The Company recognized $1.3 million in revenue for the year ended December 31, 2022 that was included in deferred income at the beginning of 2022. For the period ended December 31, 2021, the Company recognized revenue of $1.1 million from amounts related to sales that were included in deferred income at the beginning of 2021.

The increases (decreases) of accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2022, the Company did not have revenue related to unsatisfied performance obligations.

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
Major Customers and Concentration of Credit Risk

Sales and rental income from Occidental Permian, LTD. ("Oxy") in 2022 and 2021 amounted to 42% and 40% of revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2022 and 2021. Oxy's accounts receivable balances amounted to 55% and 46% of our accounts receivable as of December 31, 2022 and 2021, respectively. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2022 and 2021.

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

Intangibles

At December 31, 2022 and 2021, NGS had intangible assets, which relate to developed technology and a trade name. Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately four years as of December 31, 2022. NGS has an intangible asset related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005. This asset is not being amortized as it has been deemed to have an indefinite life.

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

Warranty

When warranted, we accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known. There was no warranty reserve as of December 31, 2022 and 2021.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and net operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the statutory enactment date. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2022.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, accounts payable and line of credit at December 31, 2022 and 2021 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates.

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

We are engaged in the business of designing and manufacturing compressors and flares. Our compressors and flares are sold and rented to our customers. In addition, we provide service and maintenance on compressors in our fleet and to third parties. These business activities are similar in all geographic areas. Historically, our manufacturing process has been essentially the same for the entire Company and has been performed in house at our facilities in Midland, Texas and Tulsa, Oklahoma. Recently, however, we have contracted with third party fabricators to assemble our larger horsepower natural gas compressors. Our customers primarily consist of entities in the business of producing natural gas. The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles. The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.

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

3.  Inventory

Our inventory, net of allowance for obsolescence of $120,000 and $64,000 at December 31, 2022 and 2021, respectively, consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Raw materials - current	$21,354	$17,528
Work-in-process	2,060	1,801
Inventory - current	23,414	19,329
Raw materials - long term (net of allowances of $120 and $64, respectively)	1,557	1,582
Inventory - total	$24,971	$20,911

Our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell within the next year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$64	$221
Accruals	83	208
Write-offs	(27)	(365)
Ending balance	$120	$64

4.  Rental Equipment, Property and Equipment

Rental Equipment

Our rental equipment and associated accumulated depreciation as of December 31, 2022 and 2021, respectively, consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Compressor units	$387,145	$374,336
Work-in-progress	37,034	5,212
Rental equipment	424,179	379,548
Accumulated depreciation	(177,729)	(172,563)
Rental equipment, net of accumulated depreciation	$246,450	$206,985

Our rental equipment has an estimated useful life between 15 and 25 years. Depreciation expense for rental equipment was $21.9 million and $22.9 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022 we added 45 units to our rental fleet.

Retirement of Rental Equipment

Company management routinely reviews its inventory of rental equipment for retirement or obsolescence. During 2022, management reviewed the rental fleet to determine which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 124 units should be retired from our rental fleet. Accordingly, we recorded a $0.2 million loss on retirement of rental equipment during the year ended December 31, 2022.

During our review of our rental compressor units in 2021, we determined 263 units should be retired from our rental fleet. We recorded a $3.1 million loss on retirement of rental equipment.

Property and Equipment

Property and equipment consists of the following at December 31, 2022 and 2021:

		December 31,
	Useful Lives (Years)	2022	2021
		($ in thousands)
Land	—	$1,680	$1,680
Building	39	19,166	18,977
Leasehold improvements	39	1,218	1,197
Office equipment and furniture	5	2,016	2,016
Software	5	573	573
Machinery and equipment	7	4,052	3,874
Vehicles	3	9,858	8,295
Work-in-progress		594	—
Total		39,157	36,612
Less accumulated depreciation		(16,981)	(15,784)
Total		$22,176	$20,828

Depreciation expense for property and equipment was $2.1 million and $2.4 million for the year ended December 31, 2022 and 2021, respectively.

Depreciation Expense by Product Line

The following table depicts annual depreciation expense associated with each product line as well as our corporate activities at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Rentals	$23,243	$24,423
Sales	275	281
Service & Maintenance	33	49
Corporate	440	476
Total	$23,991	$25,229
5.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry.  These rental arrangements are classified as operating leases and generally have original terms of six months to sixty months and continue on a month-to-month basis thereafter.

Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2022 are as follows:

Years Ending December 31,	(in thousands)
2023	$32,494
2024	19,098
2025	16,682
2026	7,835
2027	3,303
Thereafter	—
Total	$79,412

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

Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments. The Company has no finance leases. The following table reflects the amounts related to leases that are recorded on our consolidated balance sheets as of December 31, 2022 and 2021:

	Classification on Consolidated	December 31,
	Balance Sheets	2022	2021
		($ in thousands)
Operating lease assets	Right of use assets-operating leases	$349	$285

Current lease liabilities	Current operating leases	$155	$68
Noncurrent lease liabilities	Long-term operating leases	194	217
Total lease liabilities		$349	$285

Weighted average remaining lease term in years		4.5	6.6
Implicit Rate		5.2%	3.4%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the year ended December 31, 2022 was approximately $384,000.

	December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$384	$556

(1)    Lease costs are classified on the Consolidated Statements of Operations in cost of sales, cost of compressors and selling, general and administrative expenses.

(2)     Includes costs of $207,000 for leases with terms of 12 months or less and $177,000 for leases with terms greater than 12 months for the year ended December 31, 2022. Includes costs of $346,000 for leases with terms of 12 months or less and $210,000 for leases with terms greater than 12 months for the year ended December 31, 2021.

The following table shows the future maturities of lease liabilities:

Years Ending December 31,	Lease Liabilities
(in thousands)
2023	$167
2024	41
2025	41
2026	40
2027	39
Thereafter	54
Total lease payments	382
Less: Imputed interest	(33)
Total	$349

Rent expense under such leases was $177,000 and $210,000 for the years ended December 31, 2022 and 2021, respectively.

7.  Intangibles

At December 31, 2022 and 2021, the Company had intangible assets, which relate to developed technology and a trade name. Amortization expense recognized in each of the years ending December 31, 2022 and 2021 was $125,000. Estimated amortization expense for the years 2023-2025 is approximately $125,000 per year. The Company has an intangible asset with a gross carrying value of $654,000 at December 31, 2022 related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005.  This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2022			December 31, 2021
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$2,259	$246	$2,505	$2,134	$371
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$2,259	$900	$3,159	$2,134	$1,025

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets.  In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.  Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2022 or 2021.

8. Credit Facility

Previous Credit Agreement

We had a senior secured revolving credit agreement (the "Previous Credit Agreement") with JP Morgan Chase Bank, N.A (the "Lender") that matured on March 31, 2021. The Previous Credit Agreement had an aggregate commitment of $30 million, subject to collateral availability.

New Credit Agreement
On May 11, 2021, we entered into a five year senior secured revolving credit agreement ("New Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. On December 12, 2022, we entered into a First Amendment to the New Credit Agreement (the "First Amendment") to increase the maximum commitment to $30 million. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the New Credit Agreement is May 11, 2026. The obligations under the New Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. As of December 31, 2022, we were in compliance with all financial covenants in our New Credit Agreement. At December 31, 2022, we had $25.0 million outstanding under the New Credit Agreement with a weighted average interest rate of 7.32%. At December 31, 2022, we had $5 million of availability under the New Credit Agreement.

Amended and Restated Credit Agreement

On February 28, 2023, we entered into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with Texas Capital Bank, as administrative agent (the “Lender”), TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175 million as of the closing date. Subject to collateral availability, we also have a right to request from the Lender, on an uncommitted basis, an increase of up to $125 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $300 million. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equip.

Borrowing Base. At any time before the maturity of the Amended and Restated Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to the Company, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower of cost (excluding any costs for capitalized interest or other noncash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Amended and Restated Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term SOFR (“Secured Overnight Financing Rate”) Loan, the Adjusted Term SOFR rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Amended and Restated Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 2.00% to 2.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) and 3% to 3.75% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Amended and Restated Credit Agreement is in effect at an annual rate equal to 0.50% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Amended and Restated Credit Agreement that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to 3.50 to 1.00 as of the last day of each fiscal quarter ending on or prior to December 31, 2024 and 3.25 to 1.00 for the fiscal quarter ending March 31, 2025 and for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The Amended and Restated Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Amended and Restated Credit Agreement and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1.0 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1 million; certain ERISA events; certain change in control events and the defectiveness of any liens under the secured revolving credit agreement. Obligations outstanding under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default.

9.  Income Taxes

The (provision for) benefit from income taxes for the years ended December 31, 2022 and 2021, consists of the following (in thousands):

	2022	2021
Current (expense) benefit
Federal benefit	$—	$—
State (expense) benefit	(17)	1
Total current (expense) benefit	(17)	1
Deferred (expense) benefit:
Federal (expense) benefit	(857)	1,991
State (expense) benefit	346	611
Total deferred (expense) benefit	(511)	2,602
Total (expense) benefit	$(528)	$2,603

The effective tax rate for the years ended December 31, 2022 and 2021, differs from the statutory rate as follows:

	2022	2021
Statutory rate	21.0%	21.0%
State and local taxes	812.2%	5.2%
Stock based compensation	(58.5)%	(0.7)%
Nondeductible compensation	(1846.3)%	(3.6)%
Other	(217.1)%	0.2%
Effective rate	(1288.7)%	22.1%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019 and filed carryback claims for these losses to the preceding five years. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred tax liability of $10.1 million on its condensed balance sheet. During the third quarter of 2020, the Company received refunds corresponding to the 2018 NOL carryback, leaving a balance in the federal income tax receivable of $11.5 million at December 31, 2022.

In conjunction with the $11.5 million income tax refund claim, on March 8, 2023, the Company received a notice from the Internal Revenue Service that its 2015, 2016, 2017 and 2019 income tax returns were selected for examination.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Deferred income tax assets:
Net operating loss	$6,391	$5,355
Research and development credits	1,338	1,363
Stock compensation	121	114
Deferred compensation	617	632
Other	354	515
Total deferred income tax assets	8,821	7,979
Deferred income tax liabilities:
Property and equipment	(48,427)	(47,044)
Goodwill and other intangible assets	(192)	(223)
Total deferred income tax liabilities	(48,619)	(47,267)
Net deferred income tax liabilities	$(39,798)	$(39,288)

As of December 31, 2022, the Company had NOL carryforwards for federal income tax purposes of $25.4 million, which may be carried forward indefinitely and can offset up to 80% of future taxable income in any given year. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code ("IRC"), could limit the amount of NOL carryforwards used in any one year. In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years).

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company assessed whether it had any uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2022 and 2021.

Our policy regarding income tax interest and penalties is to expense those items as incurred. During the years ended December 31, 2022 and 2021, there were no significant income tax interest or penalty items in the statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015.

10. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $2.4 million and $2.5 million as of December 31, 2022 and 2021, respectively, with a gain/(loss) related to the policy of $(389,000) and $298,000 reported in other income in our consolidated statement of operations for the year ended December 31, 2022 and 2021, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $2.8 million and $2.8 million as of December 31, 2022 and 2021, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheets.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of our common stock and the obligation is carried at grant value. As of December 31, 2022 and 2021, respectively, we have 3,138 and 17,248 unvested restricted stock units being deferred. As of December 31, 2022 and 2021, respectively we have released and issued 188,562 and 174,452 shares to the deferred compensation plan with a value of $2.6 million and $2.5 million, respectively.

11.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares which may be issued in series with rights and preferences as designated by the Board of Directors. As of December 31, 2022 and 2021, there were no issued or outstanding preferred shares.

12. Stock-Based and Other Long-Term Incentive Compensation

Restricted Stock

 On June 20, 2019, at our annual meeting of shareholders, our shareholders approved an Equity Incentive Plan for restricted shares/units, stock options and other equity awards. The Equity Incentive Plan allows issuance up to 500,000 shares of common stock. On June 16, 2022, at our annual meeting of shareholders, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance under the plan by 650,000 shares of common stock. As of December 31, 2022, we had 250,847 shares outstanding under the Equity Incentive Plan that will vest over the next three years. As of December 31, 2022, 570,473 shares were still available for issuance under the Equity Incentive Plan.

On April 26, 2022, 4,212 shares of restricted common stock were awarded to each of our four independent Board members. The restricted stock issued to our directors vests in one year from the date of grant. On August 15, 2022, the Compensation Committee awarded 32,040 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on April 25, 2023. In addition, on August 15, 2022, the Compensation Committee awarded 60,839 shares of restricted common stock to Mr. Stephen Taylor, our Interim Chief Executive Officer. The restricted shares granted to Mr. Taylor will vest in full on June 30, 2023.

Compensation expense related to the restricted shares was approximately $1.7 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was a total of approximately $1.0 million of unrecognized compensation expense related to the unvested portion of these restricted shares/units.  This expense is expected to be recognized over the next three years.

A summary of all restricted stock activity as of December 31, 2021 and 2022 and changes during the years then ended are presented below.

	Number of Shares	Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	258,101	$12.87	8.61	$2,447
Granted	156,339	$8.99	—	$1,406
Vested	(134,788)	$14.94	—	$1,258
Canceled/Forfeited	(3,333)	12.26	—	31
Outstanding, December 31, 2021	276,319	$9.67	1.77	$2,893
Granted	126,662	$10.21	—	$1,294
Vested	(152,134)	$10.99	—	$1,778
Canceled/Forfeited	—	$—	—	$—
Outstanding, December 31, 2022	250,847	$9.14	1.42	$2,681

Other Long-Term Incentive Compensation

On April 28, 2020, the Compensation Committee issued a long-term incentive award of $1.1 million to an executive officer that vests in equal, annual tranches over three years. At the time of vesting, each tranche will be payable in cash or common stock at the discretion of the Compensation Committee. On March 18, 2021, the Compensation Committee issued a long-term incentive award of $1.0 million to an executive officer that vests in equal, annual tranches over three years. On March 18, 2021, we issued a $50,000 award to each of our three independent Board members. On April 1, 2021, we issued a $50,000 award to a newly appointed independent Board member. These awards vest one year from the date of grant and are payable in cash upon vesting. On April 26, 2022, we issued a $50,000 award to each of our four independent Board members. These awards vest one year from the date of grant and are payable in cash upon vesting. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. The vesting of these awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $1.0 million for the year ended December 31, 2022. As of December 31, 2022 there was a total of $0.7 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next year.

Stock Option Plan

Our Stock Option Plan, which is stockholder approved, permits the granting of stock options to its employees for up to 1.0 million shares of common stock. We believe that such awards align the interests of our employees with our stockholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest in equal increments over three years of continuous service and have ten-year contractual terms.  Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).  The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2022, 344,253 shares were still available to be granted under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the year ended December 31, are as follows:	2022
Risk free rate	2.99%
Expected life	2.67
Expected volatility	54.5%
Expected dividend yield	—%

During the year ended December 31, 2022, 215,000 stock option grants were made.

A summary of all option activity as of December 31, 2021 and 2022 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2020	161,334	$24.48	3.48	$—
Granted	55,500	$10.58	—	—
Exercised	—	—	—	—
Canceled/Forfeited	—	$—	—	$—
Expired	(16,000)	$17.81	—	—
Outstanding, December 31, 2021	200,834	$21.17	4.83	—
Granted	215,000	$16.07	—	—
Exercised	—	—	—	—
Canceled/Forfeited	(200,750)	$(18.09)	—	—
Expired	(13,500)	$13.29	—	—
Outstanding, December 31, 2022	201,584	$19.32	3.90	$—
Exercisable, December 31, 2022	160,084	$21.48	2.55	$—

The weighted average grant date fair value of options granted during 2022 was $4.24 per option. We had 55,500 grants of stock options in 2021 with a weighted average grant date fair value of $5.15. There were no option exercises in either 2022 or 2021.

The following table summarizes information about our stock options outstanding at December 31, 2022:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	106,000	5.58	$13.30	64,500	$14.78
$18.01-$22.00	13,000	0.22	18.75	13,000	$18.75
$22.01-$26.00	29,667	2.28	22.90	29,667	$22.90
$26.01-$30.00	20,750	4.13	28.15	20,750	$28.15
$30.01-$34.00	32,167	1.22	30.41	32,167	$30.41
	201,584	3.90	$19.32	160,084	$21.48

The summary of the status of our unvested stock options as of December 31, 2022 and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	55,500	$10.58
Granted	215,000	$16.07
Vested	(69,500)	14.48
Canceled/Forfeited	(159,500)	16.17
Unvested at December 31, 2022	41,500	$11.01

We recognized stock compensation expense from stock options of $255,000 and $728 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $188,000 of unamortized compensation cost related to unvested stock options.

13. Loss per Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(569)	$(9,183)
Denominator for basic net loss per common share:
Weighted average common shares outstanding	12,305	13,100
Denominator for diluted net loss per share:
Weighted average common shares outstanding	12,305	13,100
Dilutive effect of stock options and restricted shares	—	—
Diluted weighted average shares	12,305	13,100
Loss per common share:
Basic	$(0.05)	$(0.70)
Diluted	$(0.05)	$(0.70)

In the year ended December 31, 2022, 250,847 restricted stock/units and 201,584 stock options were not included in the computation of dilutive income per share, due to their anti-dilutive effect. In the year ended December 31, 2021, 276,319 restricted stock/units and 200,834 stock options were not included in the computation of diluted loss per share due to their antidilutive effect.

14. Accrued Liabilities

Accrued liabilities consists of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021

Accrued purchases	$17,763	$9,667
Accrued compensation	4,472	2,369
Accrued other	1,491	2,067

Total	$23,726	$14,103

15. Commitments and Contingencies

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

16.  Related Party

During the year ended December 31, 2022, we sold $0.6 million of compressor components to N-G Joint Venture, LLC our 50% joint venture. As of December 31, 2022, we had accounts receivable of $6,000 with N-G.

17.  Subsequent Events

On February 28, 2023, we entered into an Amended and Restated Credit Agreement. See Note 8.