Form 10-Q
period 2023-03-31
NATURAL GAS SERVICES GROUP INC
filed 2023-05-15
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 08, 2023 there were 12,501,597 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,412	$3,372
Trade accounts receivable, net	14,971	14,668
Inventory	25,077	23,414
Federal income tax receivable (Note 4)	11,538	11,538
Prepaid income taxes	10	10
Prepaid expenses and other	648	1,145
Total current assets	59,656	54,147
Long-term inventory, net of allowance for obsolescence of $40 and $120, respectively	1,588	1,557
Rental equipment, net of accumulated depreciation of $182,560 and $177,729, respectively	287,181	246,450
Property and equipment, net of accumulated depreciation of $17,554 and $16,981, respectively	22,420	22,176
Right of use assets - operating leases, net of accumulated amortization $760 and $721, respectively	309	349
Intangibles, net of accumulated amortization of $2,290 and $2,259, respectively	869	900
Other assets	4,784	2,667
Total assets	$376,807	$328,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,835	$6,481
Accrued liabilities	16,946	23,726
Current operating leases	123	155
Deferred income	114	37
Total current liabilities	42,018	30,399
Long-term debt	61,011	25,000
Deferred income tax liability	39,946	39,798
Long-term operating leases	186	194
Other long-term liabilities	2,897	2,779
Total liabilities	146,058	98,170
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,548 and 13,519 shares issued, respectively	135	135
Additional paid-in capital	115,714	115,411
Retained earnings	129,904	129,534
Treasury shares, at cost, 1,310 shares, respectively	(15,004)	(15,004)
Total stockholders' equity	230,749	230,076
Total liabilities and stockholders' equity	$376,807	$328,246

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2023	2022
Revenue:
Rental income	$22,723	$17,129
Sales	2,992	2,893
Service and maintenance income	905	314
Total revenue	26,620	20,336
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	11,645	9,230
Cost of sales, exclusive of depreciation stated separately below	3,237	1,988
Cost of service and maintenance, exclusive of depreciation stated separately below	609	173
Selling, general and administrative expenses	4,562	2,502
Depreciation and amortization	6,165	6,061
Total operating costs and expenses	26,218	19,954
Operating income	402	382
Other income (expense):
Interest expense	—	(24)
Other income (expense), net	118	(32)
Total other income, net	118	(56)
Income before provision for income taxes	520	326
Income tax (expense) benefit	(150)	11
Net income	$370	$337
Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Weighted average shares outstanding:
Basic	12,213	12,537
Diluted	12,354	12,698

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2022	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Compensation expense on common stock options	—	—	—	—	21	—	—	—	21
Issuance of restricted stock	—	—	79	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	401	—	—	—	402
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(359)	—	—	—	(359)
Purchase of treasury shares							247	(2,928)	(2,928)
Net income	—	—	—	—	—	337	—	—	337
BALANCES, March 31, 2022	—	$—	13,473	$135	$114,080	$130,440	1,022	$(11,272)	$233,383

BALANCES, January 1, 2023			13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Compensation expense on common stock options	—		—		22	—	—		22
Issuance of restricted stock	—	—	29	—			—	—	—
Compensation expense on restricted common stock	—	—	—	—	465	—	—	—	465
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(184)	—	—	—	(184)
Net income	—	—	—	—	—	370	—	—	370
BALANCES, March 31, 2023	—	$—	13,548	$135	$115,714	$129,904	1,310	$(15,004)	$230,749

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$370	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,165	6,061
Amortization of debt issuance costs	52	12
Deferred income tax (benefit) expense	148	(11)
Stock-based compensation	487	423
Bad debt allowance	48	—
Gain on sale of assets	(25)	(36)
Loss (gain) on company owned life insurance	(18)	130
Changes in operating assets and liabilities:
Trade accounts receivables	(351)	(2,494)
Inventory	(986)	2,085
Prepaid expenses and prepaid income taxes	497	238
Accounts payable and accrued liabilities	11,574	(349)
Deferred income	77	(1,312)
Other	184	(89)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,222	4,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(47,792)	(8,212)
Purchase of company owned life insurance	(50)	(47)
Proceeds from sale of property and equipment	—	37
NET CASH USED IN INVESTING ACTIVITIES	(47,842)	(8,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	36,011	—
Payments of other long-term liabilities, net	(36)	(2)
Payments of debt issuance costs	(2,131)	—
Purchase of treasury shares	—	(2,928)
Taxes paid related to net share settlement of equity awards	(184)	(359)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33,660	(3,289)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,040	(6,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,372	22,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,412	$16,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$855	$12
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$—	$91
Transfer of rental equipment to inventory	$708	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a provider of natural gas compression equipment and services to the energy industry. The Company manufactures, fabricates, rents, sells and maintains natural gas compressors systems for oil and natural gas production and plant facilities. NGS is headquartered in Midland, Texas, with fabrication facilities located in Tulsa, Oklahoma and Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S.

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2023 and the results of our operations for the three months ended March 31, 2023 and 2022 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor during the rental contract period. Our rental contracts typically range from six to 24 months, with our larger horsepower compressors having contract terms of up to 60 months. Our revenue is recognized over time, generally monthly, in accordance with payment terms under the contract.. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance with ASC 842, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, and parts, as well as, exchange/rebuilding customer owned compressors and sale of used rental equipment.

Custom/fabricated compressors - The Company designs and fabricates compressors based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor package is complete and shipped, or in accordance with a bill and hold arrangement, the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the condensed consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility at a later specified date and that we segregate this equipment from our finished goods, such that this equipment is not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the three months ended March 31, 2023 or 2022.
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

Used compressors - From time to time, a customer may request to purchase a used compressor out of our rental fleet. Revenue from the sale of rental equipment is recognized when the control has passed to the customer based on the terms of the contract, i.e., when the customer has taken physical possession or the equipment has been shipped.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Compressors - sales	$969	$1,968
Other (parts/rebuilds) - sales	2,023	925
Service and maintenance	905	314
Total revenue from contracts with customers	3,897	3,207
Add: ASC 842 rental revenue	22,723	17,129
Total revenue	$26,620	$20,336

Contract Balances

As of March 31, 2023 and December 31, 2022, we had the following receivables and deferred income from contracts with customers:

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$4,245	$4,353
Accounts receivable - ASC 842	11,107	10,653
Total Accounts Receivable	15,352	15,006
Less: Allowance for doubtful accounts	(381)	(338)
Total Accounts Receivable, net	$14,971	$14,668

Deferred income	$114	$37

The Company recognized sales revenues of $37,000 for the three months ended March 31, 2023 that was included in deferred income at the beginning of 2023.

The increase in accounts receivable and decrease in deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of March 31, 2023, the Company had deferred revenue of $114 thousand related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of March 31, 2023.

Our policy regarding income tax interest and penalties is to expense those items as interest expense and other expense, respectively.

Capitalized Interest
Beginning January 1, 2023, the Company began capitalizing interest from external borrowings on significant expenditures for the fabrication of its natural gas compressor equipment until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. For the three months ended March 31, 2023, the Company capitalized interest aggregating approximately $855,000.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. For companies that qualify as smaller reporting companies, the amendments in this update are effective for interim and annual periods beginning after January 1, 2023. We have adopted ASU 2016-13 on January 1, 2023. The adoption did not result in any material change to our financial statements.

3. Inventory

Our inventory, net of allowance for obsolescence of $40,000 at March 31, 2023 and $120,000 at December 31, 2022, consisted of the following amounts:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials - current	$24,281	$21,354
Work-in-process	796	2,060
Inventory - current	25,077	23,414
Raw materials - long term (net of allowances of $40 and $120, respectively)	1,588	1,557
Inventory - total	$26,665	$24,971

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within the year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Beginning balance	$120	$64
Accruals	—	83
Write-offs	(80)	(27)
Ending balance	$40	$120

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of March 31, 2023 and December 31, 2022, respectively, consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Compressor units	$404,175	$387,145
Work-in-process	65,566	37,034
Rental equipment	469,741	424,179
Accumulated depreciation	(182,560)	(177,729)
Rental equipment, net of accumulated depreciation	$287,181	$246,450

We evaluated our rental equipment for potential impairment as of March 31, 2023, and determined that no such impairment existed as of that date.

6. Long-term Debt

Our long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Total long-term debt	$61,011	$25,000

Credit Agreement

On May 11, 2021, we entered into a five year senior secured revolving credit agreement ("Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the Credit Agreement is May 11, 2026. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. As of December 31, 2022, we were in compliance with all financial covenants in our Credit Agreement. At December 31, 2022, we had $25 million outstanding under the Credit Agreement with a weighted average interest rate of 7.32%.

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

Borrowing Base. At any time before the maturity of the Amended and Restated Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to the Company, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of the component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower cost (excluding any costs for capitalized interest or other non-cash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if the material deviations in the collateral are discovered in the future audits of the collateral. At March 31, 2023, our borrowing base was approximately $138 million.

Interest and Fees. Under the terms of the Amended and Restated Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term SOFR ("Secured Overnight Financing Rate") Loan, the Adjusted Term SOFR rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such a day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Amended and Restated Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 2.00% to 2.75% for Base Rate Loans (as defined in Amended and Restated Credit Agreement) and 3.00% to 3.75% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Amended and Restated Credit Agreement is in effect at an annual rate equal to 0.50% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants during certain trigger periods in the Amended and Restated Credit Agreement that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to 3.50 to 1.00 as of the last day of each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.

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

As of March 31, 2023, we were in compliance with all financial covenants in our 2023 Amended and Restated Credit Agreement. At March 31, 2023, we had $61 million outstanding under our Amended and Restated Credit Agreement with a weighted average interest rate of 8.55%. At March 31, 2023, we had approximately $77 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2022, and changes during the three months ended March 31, 2023 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	201,584	$19.32	3.90	$—
Cancelled / Forfeited	(2,667)	$10.58	—	$3
Expired	(13,000)	$18.75	—	$—
Outstanding, March 31, 2023	185,917	$19.49	3.84	$—
Exercisable, March 31, 2023	147,084	$21.72	2.51	$—

The following table summarizes information about our stock options outstanding at March 31, 2023:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	103,333	5.24	$13.37	64,500	$14.78
$22.01-26.00	29,667	2.04	$22.90	29,667	$22.90
$26.01-30.00	20,750	3.89	$28.15	20,750	$28.15
$30.01-34.00	32,167	0.97	$30.41	32,167	$30.41
	185,917	3.84	$19.49	147,084	$21.72

The summary of the status of our unvested stock options as of December 31, 2022 and changes during the three months ended March 31, 2023 is presented below:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	41,500	$5.48
Cancelled/Forfeited	(2,667)	$5.15
Unvested at March 31, 2023	38,833	$5.50

As of March 31, 2023, there was $157 thousand of unrecognized compensation cost related to unvested options. For the three months ended March 31, 2023, there was $22 thousand of compensation expense for stock options. For the three months ended March 31, 2022, there was $21 thousand of compensation expense for stock options.

Restricted Shares/Units

On April 26, 2022, 4,212 shares of restricted common stock were awarded to each of our three independent Board members. The restricted stock issued to these directors vest in one year from the date of grant. On August 15, 2022, the Compensation Committee awarded 32,040 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on April 25, 2023. In addition, on August 15, 2022, the Compensation Committee awarded 60,839 shares of restricted stock to Mr. Stephen Taylor, our Interim Chief Executive Officer, that will vest in full on June 30, 2023. On April 25, 2023, the Compensation Committee awarded 27,840 shares of restricted stock to our Chief Technical Officer that vest ratably over three years, beginning on April 25, 2024. Pursuant to the Retirement Agreement dated May 17, 2022, between the Company and Stephen C. Taylor, our Interim Chief Executive Officer, on April 25, 2023, the Compensation Committee awarded 58,790 fully vested shares of common stock to Mr. Stephen Taylor, our Interim Chief Executive Officer that vest immediately.

Total compensation expense related to these and previously granted restricted stock awards was $0.5 million and $0.4 million for the three months ended March 31, 2023, and 2022, respectively.

A summary of all restricted stock/units outstanding as of December 31, 2022 and activity during the three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	250,847	$9.14	1.42	$2,681
Granted	8,944	$10.81		$100
Vested	(48,583)	$10.04		$467
Canceled/Forfeited	(14,357)	$—		$158
Outstanding, March 31, 2023	196,851	$8.40	1.20	$1,587

Other Long-Term Incentive Compensation

On April 26, 2022, subject to vesting we granted a $50,000 cash award to each of our three independent Board members. These awards vested on April 26, 2023 and have been paid. There were no long-term incentive awards issued to executives during the three months ended March 31, 2023. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. In general the vesting of long term awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these and other long-term incentive awards was approximately $300,000 and $700,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was a total of $200,000 of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next 3 months.

8. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended
	March 31,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$370	$337
Denominator for earnings per basic common share:
Weighted average common shares outstanding	12,213	12,537
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	12,213	12,537
Dilutive effect of stock options and restricted stock/units	141	161
Diluted weighted average shares	12,354	12,698
Earnings per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

9.  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flow. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. The Company believes it maintains adequate insurance coverage against any potential litigation loss.

10.  Subsequent Events

In accordance with ASC 855 - Subsequent Events - the Company has evaluated all events subsequent to the balance sheet date as of March 31, 2023 through the date of this report and believes nothing is required thereunder.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

Please read Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Overview

We fabricate, manufacture, rent, and sell natural gas compressors and related equipment. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of six to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of March 31, 2023, we had 1,245 natural gas compressors totaling 335,314 horsepower rented to 74 customers compared to 1,276 natural gas compressors totaling 306,834 horsepower rented to 79 customers at March 31, 2022.

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

We also manufacture a proprietary line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP component products in the fabrication of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators. To provide customer support for our compressor sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

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

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Commodity prices stabilized during 2021 with a sharp increase in 2023. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we feel that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with capital allocations. As such, we still expect compressor sales to be low for the remainder of 2023, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression.

Results of Operations

Three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023		2022
	(in thousands)
Rental	$22,723	85.4%	$17,129	84.2%
Sales	2,992	11.2%	2,893	14.2%
Service and Maintenance	905	3.4%	314	1.5%
Total	$26,620		$20,336

Total revenue increased 30.9% to $26.6 million for the three months ended March 31, 2023 compared to $20.3 million for the three months ended March 31, 2022. This increase was primarily a result of higher rental revenue (32.7% increase) during 2023.

Rental revenue increased to $22.7 million for the three months ended March 31, 2023 compared to $17.1 million for the same period in 2022. This increase during the first quarter of 2023 was attributable to (i) an increase in high horsepower compression rentals as these units carry a higher rental revenue rate than our lower horsepower units and (ii) rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

As of March 31, 2023, we had 1,875 compressor packages in our fleet, down from 2,033 units at March 31, 2022 due to the retirement of units during the fourth quarter of 2022 and the disposition of a small number of compressors from the fleet during this year. The Company's total unit horsepower increased slightly to 433,013 horsepower at March 31, 2023 compared to 421,422 horsepower at March 31, 2022, due to the aforementioned unit retirements and dispositions partially offset by the addition to the Company's fleet of 42 high horsepower compressors over the past 12 months. As of March 31, 2023, we had 1,245 natural gas compressors with a total of 335,314 horsepower rented to 74 customers, compared to 1,276 natural gas compressors with a total of 306,834 horsepower rented to 79 customers as of March 31, 2022. As a result, our total rented horsepower as of March 31, 2023 increased by 9.3% over the last twelve months. Our rental fleet had unit utilization as of March 31, 2023, and 2022, respectively, of 66.4% and 62.8%, and our horsepower utilization for the same dates increased to 77.4% from 72.8%. Our total rented horsepower increased by 9.3% contrasted against a 2.4% decrease in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has not recovered in line with recent commodity price increases.

Sales revenue increased 3.5% to $3.0 million for the three months ended March 31, 2023 compared to $2.9 million for the three months ended March 31, 2022. This increase is primarily attributable to increased parts sales during the first quarter of 2023 compared to the same period in 2022. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Cost of rentals increased to $11.6 million during the three months ended March 31, 2023 compared to $9.2 million during the three months ended March 31, 2022. While rental revenues increased 32.7%, this 26.2% increase in costs of rentals is primarily due to inflationary pressures on labor and parts as well higher make ready charges accrued at quarter end. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales increased 62.8% to $3.2 million during the three months ended March 31, 2023 compared to $2.0 million during the three months ended March 31, 2022. This increase was primarily due to an increase in the volume of parts sales at margins below our historical realizations.

Selling, general, and administrative ("SG&A") expenses increased 82.3% to $4.6 million for the three months ended March 31, 2023 compared $2.5 million during the same period in 2022. This increase in SG&A expenses was primarily attributable to (i) $1.0 million of severance expenses related to the retirement agreement between NGS and Stephen C. Taylor, our prior and current interim Chief Executive Officer, (ii) $200,000 increase in stock option compensation expenses, (iii) a $300,000 increase in executive recruiting charges.

Depreciation and amortization expense increased to $6.2 million for the three months ended March 31, 2023 compared to $6.1 million for the three months ended March 31, 2022.

We recorded an income tax expense of approximately $150,000 for the three months ended March 31, 2023 compared to an income tax benefit of $11,000 for the three months ended March 31, 2022. For interim periods, our income tax benefit (expense) is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of expenses not deductible for income tax purposes.

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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net (loss) income, for the three months ended March 31, 2023 and 2022, the most directly comparable GAAP financial measure.

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income	$370	$337
Interest expense	—	24
Income tax expense (benefit)	150	(11)
Depreciation and amortization	6,165	6,061
Non-cash stock compensation expense	487	423
Severance expenses	612	—
Adjusted EBITDA	$7,784	$6,834

For the three months ended March 31, 2023, Adjusted EBITDA increased $1.0 million (13.9%) due primarily to a $6.3 million increase in total revenues partially offset by a $2.4 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2023 and December 31, 2022 are set forth below:

	March 31,	December 31,
	2023	2022
	(in thousands)
Current Assets:
Cash and cash equivalents	$7,412	$3,372
Trade accounts receivable, net	14,971	14,668
Inventory	25,077	23,414
Federal income tax receivable	11,538	11,538
Prepaid income taxes	10	10
Prepaid expenses and other	648	1,145
Total current assets	59,656	54,147
Current Liabilities:
Accounts payable	24,835	6,481
Accrued liabilities	16,946	23,726
Current operating leases	123	155
Deferred income	114	37
Total current liabilities	42,018	30,399
Total working capital	$17,638	$23,748

For the three months ended March 31, 2023, we invested $47.8 million in rental and property and other equipment by adding $47.0 million in new equipment to our rental fleet and $0.8 million primarily in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $28.6 million during the three months ended March 31, 2023. We financed our investment in rental equipment, property and other equipment with cash flow from operations, and borrowings under our Amended and Restated Credit Facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our Amended and Restated Credit Agreement will provide adequate liquidity for our planned capital expenditures during the remainder of 2023. For any new capital expenditures in 2023 and beyond that exceeds our cash flow from operations and our borrowing base under our Amended and Restated Credit Agreement, we anticipate that we would need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement or raise money in the capital markets through equity. While we control the timing and extent of our capital expenditures, there is no assurance that any such borrowing expansion would be granted. At March 31, 2023 we had approximately $77 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

Cash flows

At March 31, 2023, we had cash and cash equivalents of $7.4 million compared to $3.4 million at December 31, 2022. Our cash flows from operating activities of $18.2 million were offset by capital expenditures of $47.8 million during the three months ended March 31, 2023. We had working capital of $17.6 million at March 31, 2023 compared to $23.7 million at December 31, 2022. We generated cash flows from operating activities of $18.2 million during the first three months of 2023 compared to cash flows provided by operating activities of $5.0 million for the first three months of 2022.

Strategy

For the remainder of 2023, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment only in direct response to market requirements, emphasize marketing of our idle gas compressor units and utilizing bank borrowing in line with market conditions. For the remainder of 2023, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows, cash on hand and borrowing availability under our Amended and Restated Credit Agreement. The majority of required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles. We believe market conditions indicate significant demand growth for large horsepower compression in 2023 and beyond. While we believe that cash flows from operations, our current cash position and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to satisfy a portion of our capital activity, we may need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement to meet the capital expenditure requirements needed to meet anticipated additional demand.

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

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our condensed consolidated financial statements in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2023, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations, which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2022.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

    Our management, including the Interim Chief Executive Officer and our Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of March 31, 2023, due to the material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its internal control over financial reporting at December 31, 2022, over our inventory process which still exists as of March 31, 2023. Specifically, we have identified issues related to: (i) the classification of inventory work in progress; (ii) year-end physical inventory count procedures, and (iii) the process to review and approve inventory adjusting journal entries.

After giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included herein were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), our management has concluded that our condensed consolidated financial statements present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with US GAAP.

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness.

Our planned internal control remediation efforts, which are underway, include:

•We intend to update and implement accounting policies and procedures related to work in process inventory. These will include modifying our financial reporting account consolidation procedures.
•We intend to improve and enforce our formalized inventory count and inventory adjustment processes which includes taking steps to reinforce the inventory taking procedures, proper training and supervision of warehouse staff and strengthening review and approval requirements for any inventory adjustments.

•We have engaged a third-party consultant to conduct a full assessment of our controls and procedures.

•We intend to continue efforts to ensure our employees understand the ongoing importance of internal controls and compliance with corporate policies and procedures.

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

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of the risks associated with our Company and industry.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004.)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021.)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021.)

10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022.)

10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)

10.4†	Severance Agreement and Release Between Natural Gas Services Group, Inc. and John W. Chisholm dated December 21, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022.)

10.5†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.6†	Letter Agreement between Natural Gas Services Group, Inc. and James D. Faircloth dated February 8, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on February 13, 2023.)

10.7	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.8	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.9	A Cooperation Agreement, dated April 28, 2023, between Natural Gas Services Group, Inc. and Mill Road Capital III, L.P., a Cayman Islands exempted limited partnership, and Mill Road Capital III GP LLC, a Cayman Islands limited liability company, pursuant to which the Company agreed to appoint Justin C. Jacobs and Donald J. Tringali to the Company’s Board of Directors. In connection with the Agreement, on April 28, 2023, Leslie A. Beyer resigned from the Company’s Board of Directors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023).

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ James D. Faircloth
Stephen C. Taylor	James D. Faircloth
Interim President and Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

May 15, 2023	May 15, 2023