Form 10-Q
period 2023-09-30
NATURAL GAS SERVICES GROUP INC
filed 2023-11-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 9, 2023 there were 12,437,292 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$197	$3,372
Trade accounts receivable, net of allowance for doubtful accounts of $529 and $338, respectively	28,041	14,668
Inventory	26,115	23,414
Federal income tax receivable (Note 4)	11,538	11,538
Prepaid income taxes	—	10
Prepaid expenses and other	1,436	1,145
Total current assets	67,327	54,147
Long-term inventory, net of allowance for obsolescence of $40 and $120, respectively	2,172	1,557
Rental equipment, net of accumulated depreciation of $193,795 and $177,729, respectively	355,382	246,450
Property and equipment, net of accumulated depreciation of $17,737 and $16,981, respectively	21,074	22,176
Right of use assets - operating leases, net of accumulated amortization $864 and $721, respectively	261	349
Intangibles, net of accumulated amortization of $2,353 and $2,259, respectively	806	900
Other assets	4,791	2,667
Total assets	$451,813	$328,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$30,550	$6,481
Accrued liabilities	14,608	23,726
Current operating leases	98	155
Deferred income	—	37
Total current liabilities	45,256	30,399
Long-term debt	128,000	25,000
Deferred income tax liability	41,206	39,798
Long-term operating leases	163	194
Other long-term liabilities	3,223	2,779
Total liabilities	217,848	98,170
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,688 and 13,519 shares issued, respectively	136	135
Additional paid-in capital	116,254	115,411
Retained earnings	132,579	129,534
Treasury shares, at cost, 1,310 shares	(15,004)	(15,004)
Total stockholders' equity	233,965	230,076
Total liabilities and stockholders' equity	$451,813	$328,246
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Rental income	$27,705	$18,631	$74,533	$53,905
Sales	1,413	3,086	6,000	7,270
Aftermarket services	2,251	326	4,413	1,129
Total revenue	31,369	22,043	84,946	62,304
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	13,462	9,988	36,450	28,460
Cost of sales, exclusive of depreciation stated separately below	1,505	2,083	6,618	5,512
Cost of aftermarket services, exclusive of depreciation stated separately below	1,846	186	3,424	593
Selling, general and administrative expenses	2,845	4,064	12,267	8,875
Depreciation and amortization	6,807	6,016	19,390	18,118
Impairment expense	—	—	779	—
Total operating costs and expenses	26,465	22,337	78,928	61,558
Operating income (expense)	4,904	(294)	6,018	746
Other income (expense):
Interest expense	(1,600)	(25)	(1,785)	(74)
Other income (expense), net	(87)	166	254	(197)
Total other income (expense), net	(1,687)	141	(1,531)	(271)
Income (loss) before provision for income taxes	3,217	(153)	4,487	475
Income tax (expense) benefit	(1,046)	73	(1,442)	(288)
Net income (loss)	$2,171	$(80)	$3,045	$187
Earnings (loss) per share:
Basic	$0.18	$(0.01)	$0.25	$0.02
Diluted	$0.18	$(0.01)	$0.25	$0.02
Weighted average shares outstanding:
Basic	12,378	12,192	12,295	12,344
Diluted	12,403	12,192	12,372	12,434

See accompanying notes to these unaudited condensed consolidated financial statements.

	NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2022	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Compensation expense on common stock options	—	—	—	—	21	—	—	—	21
Issuance of restricted stock	—	—	79	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	401	—	—	—	402
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(359)	—	—	—	(359)
Purchase of treasury shares	—	—	—	—	—	—	247	(2,928)	(2,928)
Net income	—	—	—	—	—	337	—	—	337
BALANCES, March 31, 2022	—	—	13,473	135	114,080	130,440	1,022	(11,272)	233,383
Issuance of restricted stock	—	—	26	—	—	—	—	—	—
Compensation expense on common stock options	—	—	—	—	147	—	—	—	147
Compensation expense on restricted common stock	—	—	—	—	184	—	—	—	184
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(156)	—	—	—	(156)
Purchase of treasury shares	—	—	—	—	—	—	288	(3,732)	(3,732)
Net loss	—	—	—	—	—	(70)	—	—	(70)
BALANCES, June 30, 2022	—	—	13,499	135	114,255	130,370	1,310	(15,004)	229,756
Compensation expense on common stock options	—	—	—	—	193	—	—	—	193
Compensation expense on restricted common stock	—	—	—	—	390	—	—	—	390
Net loss	—	—	—	—	—	(80)	—	—	(80)
BALANCES, September 30, 2022	—	$—	13,499	$135	$114,838	$130,290	1,310	$(15,004)	$230,259

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2023	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Compensation expense on common stock options	—	—	—	—	22	—	—	—	22
Issuance of restricted stock	—	—	29	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	465	—	—	—	465
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(184)	—	—	—	(184)
Net income	—	—	—	—	—	370	—	—	370
BALANCES, March 31, 2023	—	—	13,548	135	115,714	129,904	1,310	(15,004)	230,749
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Issuance of restricted stock	—	—	140	1	(1)	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	1,100	—	—	—	1,100
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(798)	—	—	—	(798)
Net income	—	—	—	—	—	504	—	—	504
BALANCES, June 30, 2023	—	—	13,688	136	116,045	130,408	1,310	(15,004)	231,585
Compensation expense on common stock options	—	—	—	—	22	—	—	—	22
Compensation expense on restricted common stock	—	—	—	—	187	—	—	—	187
Net income	—	—	—	—	—	2,171	—	—	2,171
BALANCES, September 30, 2023	—	$—	13,688	$136	$116,254	$132,579	1,310	$(15,004)	$233,965

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,045	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,390	18,118
Amortization of debt issuance costs	287	35
Deferred income tax expense	1,408	285
Stock-based compensation	1,826	1,337
Bad debt allowance	199	—
Impairment expense	779	—
Gain on sale of assets	(281)	(106)
Loss (gain) on company owned life insurance	49	551
Changes in operating assets and liabilities:
Trade accounts receivables	(13,572)	(2,210)
Inventory	(2,608)	(2,576)
Prepaid expenses and prepaid income taxes	(281)	(417)
Accounts payable and accrued liabilities	14,951	6,592
Deferred income	(37)	(1,312)
Other	543	(309)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,698	20,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(128,563)	(35,250)
Purchase of company owned life insurance	(378)	(272)
Proceeds from sale of property and equipment	231	167
NET CASH USED IN INVESTING ACTIVITIES	(128,710)	(35,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	103,000	2,000
Payments of other long-term liabilities, net	(50)	(2)
Payments of debt issuance costs	(2,131)	—
Purchase of treasury shares	—	(6,660)
Taxes paid related to net share settlement of equity awards	(982)	(515)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	99,837	(5,177)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,175)	(20,357)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,372	22,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197	$2,585
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,347	$25
NON-CASH TRANSACTIONS
Right of use asset acquired through an operating lease	$63	$91
Transfer of rental equipment to inventory	$708	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a leading provider of natural gas compression equipment, technology and services to the energy industry. The Company manufactures, fabricates, rents, sells and maintains natural gas compressors systems for oil and natural gas production and plant facilities. NGS is headquartered in Midland, Texas, with fabrication facilities located in Tulsa, Oklahoma and Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S. The company also has increasingly used third-party fabricators as well.

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

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2023 and the results of our operations for the three and nine months ended September 30, 2023 and 2022 not misleading. Some adjustments may cause the prior year number in these financial statements to differ from the prior year interim financial statements. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressor systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor during the rental contract period. Our rental contracts typically range from six to 24 months, with our larger horsepower compressors having contract terms of up to 60 months. Our revenue is recognized over time, generally monthly, in accordance with payment terms under the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance with ASC 842, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

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

From time to time we recognize revenue when manufacturing is complete and the equipment is ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer will formally request that we ship the equipment per their direction from our manufacturing facility or the third-party fabrication site at a later specified date and that we segregate this equipment from our finished goods, such that this equipment is not available to fill other orders. Per the customer’s agreement change of control is passed to the customer once the equipment is complete and ready for shipment. We have operated using bill and hold agreements with certain customers for many years, with consistent and satisfactory results for both the customer and us. The credit terms on these agreements are consistent with the credit terms on all other sales. All control is maintained by the customer and there are no exceptions to the customer’s commitment to accept and pay for the manufactured equipment. There was no revenue recognized for bill and hold arrangements for the nine months ended September 30, 2023 or 2022.
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

Aftermarket Services. The Company provides routine or call-out services on customer owned equipment. Revenue is recognized after services are rendered. The company also provides freight and commissioning services for new compressor sets.

Payment terms for sales revenue and aftermarket services discussed above are generally 30 to 60 days, although terms for specific customers can vary. Also, transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Compressors - sales	$207	$1,300	$1,214	$3,553
Flares - sales	—	131	87	214
Other (parts/rebuilds) - sales	1,206	1,655	4,699	3,503
Aftermarket services	2,251	326	4,413	1,129
Total revenue from contracts with customers	3,664	3,412	10,413	8,399
Add: ASC 842 rental revenue	27,705	18,631	74,533	53,905
Total revenue	$31,369	$22,043	$84,946	$62,304

Contract Balances

As of September 30, 2023 and December 31, 2022, we had the following receivables and deferred income from contracts with customers:

	September 30, 2023	December 31, 2022
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,207	$4,353
Accounts receivable - ASC 842	23,363	10,653
Total Accounts Receivable	28,570	15,006
Less: Allowance for doubtful accounts	(529)	(338)
Total Accounts Receivable, net	$28,041	$14,668

Deferred income	$—	$37

The Company recognized sales revenues of $37 thousand for the nine months ended September 30, 2023 that was included in deferred income at the beginning of 2023.

The increase in accounts receivable and decrease in deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of September 30, 2023, the Company had no deferred revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of September 30, 2023.

Our policy regarding income tax interest and penalties is to expense those items as interest expense and other expense, respectively.

Capitalized Interest
Effective January 1, 2023, the Company began capitalizing interest from external borrowings on significant expenditures for the fabrication of its natural gas compressor equipment until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. For the nine months ended September 30, 2023, the Company capitalized interest aggregating approximately $4.1 million.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. For companies that qualify as smaller reporting companies, the amendments in this update are effective for interim and annual periods beginning after January 1, 2023. We adopted ASU 2016-13 on January 1, 2023. The adoption did not result in any material change to our financial statements. There were no other recent accounting pronouncements during the nine months ended September 30, 2023 that are expected to have a material impact on our financial statements.

3. Inventory

Our inventory, net of allowance for obsolescence of $40,000 at September 30, 2023 and $120,000 at December 31, 2022, consisted of the following amounts:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials - current	$24,587	$21,354
Work-in-process	1,528	2,060
Inventory - current	26,115	23,414
Raw materials - long term (net of allowance of $40 and $120, respectively)	2,172	1,557
Inventory - total	$28,287	$24,971

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within one year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Beginning balance	$120	$64
Accruals	—	83
Write-offs	(80)	(27)
Ending balance	$40	$120

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of September 30, 2023 and December 31, 2022, respectively, consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Compressor units	$494,282	$387,145
Work-in-process	54,895	37,034
Rental equipment	549,177	424,179
Accumulated depreciation	(193,795)	(177,729)
Rental equipment, net of accumulated depreciation	$355,382	$246,450

We evaluated our rental equipment for potential material impairment as of September 30, 2023, and determined that no such impairment existed as of that date.

6. Long-term Debt

Our long-term debt consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Total long-term debt	$128,000	$25,000

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

Borrowing Base. At any time before the maturity of the Amended and Restated Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to the Company, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of the component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower cost (excluding any costs for capitalized interest or other non-cash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if the material deviations in the collateral are discovered in the future audits of the collateral. At September 30, 2023, our borrowing base was approximately $175 million.

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

As of September 30, 2023, we were in compliance with all financial covenants in our Amended and Restated Credit Agreement. As of September 30, 2023, we had approximately $128 million outstanding under our Amended and Restated Credit Agreement with a weighted average interest rate of 8.98%. At September 30, 2023, we had approximately $47 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2022, and changes during the nine months ended September 30, 2023 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	201,584	$19.32	3.90	$41
Granted	1,000	$10.12	9.76	$—
Cancelled / Forfeited	(12,500)	$15.60	—	4
Expired	(38,000)	$16.28	—	—
Outstanding, September 30, 2023	152,084	$20.33	3.81	—
Exercisable, September 30, 2023	119,750	$22.89	2.58	$—

The following table summarizes information about our stock options outstanding at September 30, 2023:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	73,000	6.22	$12.97	40,666	$14.65
$22.01-26.00	28,667	1.54	$22.90	28,667	$22.90
$26.01-30.00	19,750	3.38	$28.15	19,750	$28.15
$30.01-34.00	30,667	0.47	$30.41	30,667	$30.41
	152,084	3.81	$20.33	119,750	$22.89

The summary of the status of our unvested stock options as of December 31, 2022 and changes during the nine months ended September 30, 2023 is presented below:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	39,000	$5.44
Granted	1,000	$5.30
Vested, outstanding shares	(3,332)	$6.26
Cancelled/Forfeited	(4,334)	$5.15
Unvested at September 30, 2023	32,334	$5.38

As of September 30, 2023, there was $108,000 of unrecognized compensation cost related to unvested options. For the nine months ended September 30, 2023, there was $74,000 of compensation expense for stock options. For the nine months ended September 30, 2022, there was 361,000 of compensation expense for stock options.

Restricted Shares/Units

On April 26, 2022, 4,212 shares of restricted common stock were awarded to each of our three independent Board members. The restricted stock issued to these directors vests in one year from the date of grant. On August 15, 2022, the Compensation Committee awarded 32,040 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on April 25, 2023 of these 32,040 shares, 11,024 shares were forfeited in connection with the executive officer's resignation. In addition, on August 15, 2022, the Compensation Committee awarded 60,839 shares of restricted stock to Stephen C. Taylor, our Interim Chief Executive Officer, that vested in full on June 30, 2023. On April 25, 2023, the Compensation Committee awarded 27,840 shares of restricted stock to our Chief Technical Officer that vest ratably over three years, beginning on April 25, 2024. Pursuant to the Retirement Agreement dated May 17, 2022, between the Company and Mr. Taylor, our Interim Chief Executive Officer, on April 25, 2023, the Compensation Committee awarded 58,790 fully vested shares of common stock to Mr. Taylor. On May 9, 2023, the Compensation Committee awarded each of our four independent Board members 9,470 restricted stock units. These restricted stock units vest one year from the date of grant. On June 30, 2023 Stephen C. Taylor was granted restricted stock units for 10,101 shares of common stock that will vest one year from the date of grant.

Total compensation expense related to these and previously granted restricted stock awards was $1.7 million and $1.0 million for the nine months ended September 30, 2023, and 2022, respectively.

A summary of all restricted stock/units outstanding as of December 31, 2022 and activity during the nine months ended September 30, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	250,847	$8.40	1.42	$2,681
Granted	153,656	$10.41		$1,599
Vested	(267,232)	$9.22		$2,683
Canceled/Forfeited	(14,357)	$10.04		$158
Outstanding, September 30, 2023	122,914	$10.29	4.84	$1,482

Other Long-Term Incentive Compensation

On April 26, 2022, subject to vesting we granted a $50,000 cash award to each of our three independent Board members. These awards vested on April 26, 2023 and have been paid. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our condensed consolidated balance sheet. In general the vesting of long term awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined in the agreement). Total compensation expense related to these and other long-term incentive awards was approximately $426,000 and $672,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, all compensation expense related to these other long-term incentive awards had been recognized.

8. Earnings (loss) per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss)	$2,171	$(80)	$3,045	$187
Denominator for earnings per basic common share:
Weighted average common shares outstanding	12,378	12,192	12,295	12,344
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	12,378	12,192	12,295	12,344
Dilutive effect of stock options and restricted stock/units	25	—	77	90
Diluted weighted average shares	12,403	12,192	12,372	12,434
Earnings (loss) per common share:
Basic	$0.18	$(0.01)	$0.25	$0.02
Diluted	$0.18	$(0.01)	$0.25	$0.02

9.  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. The Company believes it maintains adequate insurance coverage against any potential litigation loss.

10.  Subsequent Events

In accordance with ASC 855 - Subsequent Events - the Company has evaluated all events subsequent to the balance sheet date as of September 30, 2023 through the date this report was issued and believes nothing is required thereunder.

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

Overview

We fabricate in-house and through third-party contractors, natural gas compressors and related equipment which we rent and sell to customers. Our primary focus is on the rental of natural gas compressors. Our rental contracts typically provide for initial terms of 6 to 24 months, with our larger horsepower units having contract terms of up to 60 months. After the initial term of our rental contracts, many of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of our rented compressors. As of September 30, 2023, we had 1,233 natural gas compressors totaling 400,727 horsepower rented to 78 customers compared to 1,196 natural gas compressors totaling 305,953 horsepower rented to 77 customers at September 30, 2022.

We also fabricate in-house and through third-party contractors, natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics, and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers, and other components, and assembly by us or third-party contractors of these components on skids for delivery to customer locations. The major components of our compressor packages are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently require lead times between three to six months with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. Recent inflationary pressures have created price increases in both major and minor components for our compressors as well as longer than normal lead times for such components. To date, generally we have been able to increase our rental rates and sales prices proportionally; however, if cost increases continue and we are no longer able to increase our rental rates and sales prices such an event could have a material adverse effect on the results of our operations and financial condition.

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

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Commodity prices stabilized somewhat during 2021 and increased in the first half of 2022 and declined in the second half of 2022 and began increasing so far in 2023. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we believe that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with customers' capital allocations. As such, we still expect compressor sales to be low for the remainder of 2023, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression.

Results of Operations

Three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023		2022
	(in thousands)
Rental	$27,705	88.3%	$18,631	84.5%
Sales	1,413	4.5%	3,086	14.0%
Aftermarket service	2,251	7.2%	326	1.5%
Total	$31,369		$22,043

Total revenue increased 42.3% to $31.4 million for the three months ended September 30, 2023 compared to $22.0 million for the three months ended September 30, 2022. This increase was primarily a result of higher rental revenue (48.7% increase) during 2023.

Rental revenue increased to $27.7 million for the three months ended September 30, 2023 compared to $18.6 million for the same period in 2022. This increase during the third quarter of 2023 was attributable to (i) an increase in high horsepower compression rentals as these units carry a higher rental revenue rate than our lower horsepower units and (ii) $0.3 million in rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

As of September 30, 2023, we had 1,947 compressor packages in our fleet, down from 1,976 units at September 30, 2022 due to the retirement of units during the fourth quarter of 2022 and the disposition of a small number of compressors from the fleet during this year. The Company's total unit horsepower increased to 509,198 horsepower at September 30, 2023 compared to 423,658 horsepower at September 30, 2022, due to additions to the Company's fleet of 59 high horsepower compressors over the past 12 months. As of September 30, 2023, we had 1,233 natural gas compressors with a total of 400,727 horsepower rented to 78 customers, compared to 1,196 natural gas compressors with a total of 305,953 horsepower rented to 77 customers as of September 30, 2022. As a result, our total rented horsepower as of September 30, 2023 increased by 31.0% over the last twelve months. Our rental fleet had unit utilization as of September 30, 2023, and 2022, respectively, of 63.3% and 60.5%, and our horsepower utilization for the same dates increased to 78.7% from 72.2%. Our total rented horsepower increased by 31.0% contrasted against a 3.1% increase in total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has not recovered in line with recent commodity price increases.

Sales revenue decreased (54.2)% to $1.4 million for the three months ended September 30, 2023 compared to $3.1 million for the three months ended September 30, 2022. This decrease is primarily attributable to lower compressor sales during the third quarter of 2023 compared to the same period in 2022. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods.

Aftermarket service revenue increased 590% to $2.3 million for the three months ended September 30, 2023 compared to $0.3 million for the three months ended September 30, 2022. This increase is primarily attributable to freight and commissioning of high horsepower units during the three months ended September 30, 2023.

Cost of rentals increased to $13.5 million during the three months ended September 30, 2023 compared to $10.0 million during the three months ended September 30, 2022. This 34.8% increase in costs of rentals is primarily due to more rented horsepower during 2023.

Cost of sales decreased 27.7% to $1.5 million during the three months ended September 30, 2023 compared to $2.1 million during the three months ended September 30, 2022. This decrease was primarily due to lower sales activity.

Selling, general, and administrative ("SG&A") expenses decreased 30.0% to $2.8 million for the three months ended September 30, 2023 compared $4.1 million during the same period in 2022. This decrease in SG&A expenses was primarily attributable to (i) a decrease of $0.6 million in severance expenses related to the retirement agreement between NGS and Stephen C. Taylor, our prior permanent Chief Executive Officer and current interim Chief Executive Officer, and (ii) $0.4 million decrease in stock compensation expenses. Mr. Taylor continues to be employed as our interim CEO while we search for his permanent replacement.

Depreciation and amortization expense increased to $6.8 million for the three months ended September 30, 2023 compared to $6.0 million for the three months ended September 30, 2022, due to increased capital expenditures.

We recorded an income tax expense of approximately $1.0 million for the three months ended September 30, 2023 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2022. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of expenses not deductible for income tax purposes.

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The table below shows our revenues and percentage of total revenues of each of our product lines for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023		2022
	(in thousands)
Rental	$74,533	87.7%	$53,905	86.5%
Sales	6,000	7.1%	7,270	11.7%
Aftermarket services	4,413	5.2%	1,129	1.8%
Total	$84,946		$62,304

Total revenue increased 36.3% to $84.9 million for the nine months ended September 30, 2023 compared to $62.3 million during the nine months ended September 30, 2022. This increase was primarily a result of higher rental revenue (38.3% increase) and higher aftermarket service revenue during the first nine months of 2023 (290.9% increase).

Rental revenue increased to $74.5 million for the nine months ended September 30, 2023 compared to $53.9 million during the nine months ended September 30, 2022.  This increase during the first nine months of 2023 was attributable to an increase in high horsepower compression rentals as these units carry a higher rental revenue rate than our lower horsepower units and, to a lesser extent, rental rate increases across a portion of our fleet intended to offset inflationary pressures related to the costs of our rental fleet.

Sales revenue decreased to $6.0 million for the nine months ended September 30, 2023 compared to $7.3 million for the same period in 2022. This decrease is mostly attributable to a decrease in compressor sales. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Aftermarket service revenue increased 290.9% to $4.4 million for the nine months ended September 30, 2023 compared to $1.1 million for the nine months ended September 30, 2022. This increase is primarily attributable to freight and commissioning of high horsepower units during the nine months ended September 30, 2023.

Cost of rentals increased 28.1% to $36.5 million during the nine months ended September 30, 2023 compared to $28.5 million during the nine months ended September 30, 2022. This increase was primarily due to inflationary pressures on labor and parts as well as increased high horsepower units being placed into service. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales increased 20.1% to $6.6 million during the nine months ended September 30, 2023 compared to $5.5 million during the nine months ended September 30, 2022. This increase during the first nine months of 2023 was primarily due to a increased fabrication costs attributable to our fabrication shops.

Selling, general, and administrative expenses increased 38.2% to $12.3 million for the nine months ended September 30, 2023 compared to $8.9 million for the same period in 2022. SG&A expenses during the first nine months of 2023 were impacted by (i) $1.2 million of severance expenses related to the retirement agreement between NGS and Mr. Stephen Taylor, our prior Chief Executive Officer, (ii) a $0.5 million increase in stock compensation expense when compared to the first 9 months of 2022 and (iii) $0.4 million one time increase in legals costs associated with our cooperation agreement.

Depreciation and amortization expense increased 7.0% to $19.4 million for the nine months ended September 30, 2023 compared to $18.1 million for the nine months ended September 30, 2022.  This increase was the result of units in service during 2023.

We recorded an income tax expense of $1.4 million for the nine months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2022. For interim periods, our income tax (expense) benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.
We recorded an impairment expense of $0.8 million related to capitalized software costs for the nine months ended September 30, 2023.

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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net (loss) income, for the three months ended and the nine months ended September 30, 2023 and 2022, the most directly comparable GAAP financial measure.

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$2,171	$(80)	$3,045	$187
Interest expense	1,600	25	1,785	74
Income tax expense	1,046	(73)	1,442	288
Depreciation and amortization	6,807	6,016	19,390	18,118
Non-cash stock compensation expense	209	583	1,826	1,337
Severance expenses	—	1,258	1,224	1,407
Impairment expense	—	—	779	—
Adjusted EBITDA	$11,833	$7,729	$29,491	$21,411

For the three months ended September 30, 2023, Adjusted EBITDA increased $4.1 million 53.1% due primarily to a $9.3 million increase in total revenues partially offset by a $3.5 million increase in costs of rentals. For the nine months ended September 30, 2023, Adjusted EBITDA increased $8.1 million (37.7%) due primarily to an $20.6 million increase in rental revenue partially offset by an increase of $8.0 million for cost of rentals.

Liquidity and Capital Resources

Our working capital positions as of September 30, 2023 and December 31, 2022 are set forth below:

	September 30,	December 31,
	2023	2022
	(in thousands)
Current Assets:
Cash and cash equivalents	$197	$3,372
Trade accounts receivable, net	28,041	14,668
Inventory	26,115	23,414
Federal income tax receivable	11,538	11,538
Prepaid income taxes	—	10
Prepaid expenses and other	1,436	1,145
Total current assets	67,327	54,147
Current Liabilities:
Accounts payable	30,550	6,481
Accrued liabilities	14,608	23,726
Current operating leases	98	155
Deferred income	—	37
Total current liabilities	45,256	30,399
Total working capital	$22,071	$23,748

For the nine months ended September 30, 2023, we invested $128.6 million in rental and property and other equipment by adding $126.4 million in new equipment to our rental fleet and $2.2 million primarily in vehicles as well as various other machinery and equipment. Our investment in rental equipment, property and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $17.9 million during the nine months ended September 30, 2023. We financed our investment in rental equipment, property and other equipment with cash flow from operations, and borrowings under our Amended and Restated Credit Facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our Amended and Restated Credit Agreement will provide adequate liquidity for our planned capital expenditures during the remainder of 2023. For any new capital expenditures in 2023 and beyond that exceeds our cash flow from operations and our borrowing base under our Amended and Restated Credit Agreement, we anticipate that we would need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement or raise money in the capital markets through sales of equity or debt securities. While we control the timing and extent of our capital expenditures, there is no assurance that any such borrowing expansion would be granted. At September 30, 2023 we had approximately $47 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

Cash flows

At September 30, 2023, we had cash and cash equivalents of $0.2 million compared to $3.4 million at December 31, 2022. Our cash flows from operating activities of $25.7 million were offset by capital expenditures of $128.6 million during the nine months ended September 30, 2023. We had working capital of $22.1 million at September 30, 2023 compared to $23.7 million at December 31, 2022. We generated cash flows from operating activities of $25.7 million during the first nine months of 2023 compared to cash flows provided by operating activities of $20.2 million for the first nine months of 2022.

Strategy

For the remainder of 2023, our overall plan is to continue monitoring and holding expenses in line with the anticipated level of activity, fabricate rental fleet equipment either in-house or through third-party contractors only in direct response to market requirements, emphasize marketing of our idle gas compressor units and utilize bank borrowing in line with market conditions. For the remainder of 2023, our forecasted capital expenditures are not anticipated to exceed our internally generated cash flows, cash on hand and borrowing availability under our Amended and Restated Credit Agreement. The majority of required capital will be for contracted, premium-priced additions to our compressor rental fleet and/or required service vehicles. We believe market conditions indicate significant demand growth for large horsepower compression in 2023 and beyond. While we believe that cash flows from operations, our current cash position and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to satisfy a portion of our capital activity, we may need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement to meet the capital expenditure requirements of any additional demand.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2023, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of September 30, 2023, due to the material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its internal control over financial reporting at December 31, 2022, over our inventory process which still exists as of September 30, 2023. Specifically, we have identified issues related to: (i) the classification of inventory work in progress; (ii) year-end physical inventory count procedures, and (iii) the process to review and approve inventory adjusting journal entries.

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

•We are taking steps to limit the amount of inventory held outside of centralized warehouses.

•We have improved and enforced our formalized inventory count and inventory adjustment processes which includes taking steps to reinforce the inventory taking procedures, proper training and supervision of warehouse staff.

•We have added additional inventory safeguards in our warehouses limiting physical access to our inventory.

•We have limited the number of employees who can make inventory adjustments in our accounting software by adding additional IT controls around inventory transfers.

•We have engaged a third-party consultant to conduct a full assessment of our controls and procedures.

•We intend to continue efforts to ensure our employees understand the ongoing importance of internal controls and compliance with corporate policies and procedures.

•We have added a highly qualified new member to our board of directors and expanded our audit committee

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004.)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021.)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021.)

10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022.)

10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)

10.4†	Severance Agreement and Release Between Natural Gas Services Group, Inc. and John W. Chisholm dated December 21, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022.)

10.5†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.6†	Letter Agreement between Natural Gas Services Group, Inc. and James D. Faircloth dated February 8, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on February 13, 2023.)

10.7	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.8	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.9	A Cooperation Agreement, dated April 28, 2023, between Natural Gas Services Group, Inc. and Mill Road Capital III, L.P., a Cayman Islands exempted limited partnership, and Mill Road Capital III GP LLC, a Cayman Islands limited liability company, pursuant to which the Company agreed to appoint Justin C. Jacobs and Donald J. Tringali to the Company’s Board of Directors. In connection with the Agreement, on April 28, 2023, Leslie A. Beyer resigned from the Company’s Board of Directors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023).

10.10†	Interim CEO Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated June 30, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2023.)

10.11†	Retention Agreement dated September19, 2023 between Natural Gas Services Group, Inc. and James Hazlett

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

/s/ Stephen C. Taylor	/s/ John Bittner
Stephen C. Taylor	John Bittner
Interim Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

November 14, 2023	November 14, 2023