Form 10-K
period 2023-12-31
NATURAL GAS SERVICES GROUP INC
filed 2024-04-01
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐                  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023, was approximately $123.1 million based on the closing price of the common stock on that date on the New York Stock Exchange.
At March 28, 2024, there were 12,437,074 shares of the Registrant's common stock outstanding.
Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 15, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K under the caption “Risk Factors”:

•conditions in the oil and natural gas industry, including the supply and demand for oil and natural gas and wide fluctuations in the prices of oil and natural gas;
•our reliance on a major customer;
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
•capacity availability, costs and performance of our outsourced compressor fabrication providers and overall inflationary pressures;
•significant economic disruptions and adverse consequences resulting from current and possible long-term effects of the COVID-19 global pandemic and other potential pandemics and other public health crises;
•general economic conditions; and
•acts of terrorism.

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

remote, usually elevated, location and burned in an open flame in the open air using a specially designed burner tip, auxiliary fuel, and steam or air. Combustible gases are flared most often due to emergency relief, overpressure, process upsets, startups, shutdowns and other operational safety reasons. Natural gas that is uneconomical for sale is also flared. Often natural gas is flared as a result of the unavailability of a method for transporting such gas to markets.

"gas lift" – A production technique whereby natural gas is injected into a well to increase/improve the oil production.

"oil shale" – Also referred to as tight oil, is petroleum that consists of light crude oil contained in petroleum-bearing formations of low-permeability, often shales or tight sandstones.

"reciprocating compressors" – A reciprocating compressor is a positive displacement device which compresses gas and/or vapor by using a piston in a cylinder and a back-and-forth, or reciprocating, motion.

"screw compressors" – A positive displacement compressor used in low-pressure and vapor compression applications where two rotating rotors intermesh to create pockets of continuously decreasing volume, in which the gas is compressed and its pressure is increased.

ii

PART I

ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company”, "NGS", “we,” “us,” “our” or “ours” refer to Natural Gas Services Group, Inc. Certain specialized terms used in describing our natural gas compressor business are defined in "Glossary of Industry Terms" on page i.

Smaller Reporting Company

We are a “smaller reporting company” as defined by the SEC. As such, we are eligible to follow the scaled disclosure requirements in several Regulation S-K and Regulation S-X items. Our disclosures in this Annual Report reflect many of these scaled requirements.

The Company

We are a provider of natural gas compression equipment and services to the energy industry. We rent, operate and maintain natural gas compressors for oil and natural gas production and plant facilities. We also design, fabricate and manufacture compressor units both for sale and rental to our customers. We are headquartered in Midland, Texas, with a fabrication facility located in Tulsa, Oklahoma, a rebuild shop located in Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S.

Our primary business and source of gross profit is the rental of natural gas compressor units for applications associated with oil and natural gas production with a focus on large and medium horsepower applications. Our customers, specifically for large and medium horsepower applications, are exploration and production companies that utilize our compressor units for artificial lift applications, i.e., production enhancement enabled with high-pressure gas compression equipment, on unconventional oil wells on single and multi-well pads. In addition, our customer base includes oil and natural gas exploration and production companies that focus primarily on natural gas production (with typically smaller horsepower applications). The Company's largest rental area is the Permian Basin (approximately 63.6% of rental revenues in 2023), with the majority of our remaining rental revenue generated in other oil and natural gas producing regions and basins in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, and central Oklahoma. Other regions and plays in which we provide services include the Utica and Marcellus Shales in Ohio, and the Antrim Shale in Michigan.

Our revenue increased 42.8% to $121.2 million for the year ended December 31, 2023, from $84.8 million for the year ended December 31, 2022. Our rental revenues increased 42.6% to $106.2 million in 2023 from $74.5 million in 2022 as well as sales revenue increasing 4.1% to $8.9 million in 2023 from $8.6 million in 2022. The increase in rental revenue was primarily due to additional rented compressor units and increased rental rates. For the year ended December 31, 2023, the Company reported net income of $4.7 million as compared to a net loss of $0.6 million for the year ended December 31, 2022. In addition, the Company's adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 57.0% to $45.8 million in 2023 from $29.2 million in 2022. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of adjusted EBITDA to its closest GAAP financial measure, net income (loss).

At December 31, 2023, our current assets were $76.3 million, which included $2.7 million of cash and cash equivalents. Current liabilities were $32.7 million at year end 2023. Our stockholders' equity as of December 31, 2023, was $235.9 million.

Recent Events

We are transitioning from fabricating a majority of our compressor units in-house to contracting with third-party fabricators who assemble the units to our specifications, utilizing parts and components from original equipment manufacturers. We continue to design and engineer our compressors and under this arrangement, we procure and pay for the components of our compressor packages which are delivered to one of our third-party fabricators, who then assemble the components and test the compressor units prior to our receiving them. During the fabrication process, we hold title to the compressors and related components. Notwithstanding this transition, we will continue to provide maintenance services, compressor make-ready work and rebuilds at our Midland, Texas facility but we will no longer perform new unit fabrication at this location. We continue to maintain new unit fabrication capability at our Tulsa, Oklahoma facility.

The Company is making this transition for a number of reasons, including (i) the Company feels that the cost advantage of fabricating new units at the Midland facility has been decreasing in recent years; (ii) the Company’s fabrication facilities are not capable of producing large horsepower units as efficiently as certain third-party providers; (iii) third party providers have improved in quality and cost competitiveness; and (iv) use of third-party fabricators relives the Company of issues related to efficiency, inventory and labor scarcity.

Please see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

Our Operating Units

We identify our operating units based upon major revenue sources as Rental, Sales and Aftermarket Services.

Rental.  Our rental compression units provide large, medium and small horsepower applications for conventional and unconventional oil and natural gas production. Our rental contracts generally provide for initial terms of six to 60 months and generally extend on a month-to-month basis afterward. We believe that, by outsourcing their compression needs, our customers are able to increase their revenues by producing higher volumes of oil and natural gas due to higher equipment run time, decrease their operating and maintenance cost of operating compression, lower their capital investment needs and more efficiently meet their changing compression needs. We maintain and service all of the compression equipment we rent to our customers.

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

As of December 31, 2023, we had 1,876 natural gas compressors in our rental fleet totaling 520,365 horsepower. Of this total, we had 1,247 natural gas compressors totaling 420,432 horsepower rented to 84 customers. The unit utilization rate of our rental fleet as of December 31, 2023, was 66.5%, while our horsepower utilization for the same period was 80.8%. We added 92 units with a total of 98,349 horsepower to our fleet during 2023. 73 of those units were 400 horsepower or larger, representing approximately 96% of the horsepower added.

Sales.  This operating unit includes the following components:

•Compressor fabrication. Fabrication involves the design, fabrication and assembly of compressor components manufactured by us or other vendors into compressor units that are ready for rental or sale. In addition to fabricating compressors for our rental fleet, we engineer and fabricate custom-made natural gas compressors for sale to customers to meet their specifications based on well pressure, production characteristics and the particular applications for which compression is sought. Fabricated compressors comprised 20.2% and 42.0% of our sales revenue during 2023 and 2022, respectively.

•Parts sales and compressor rebuilds. To provide customer support for our compressor sales business, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for small horsepower screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business. Parts sales and compressor rebuilds comprised 78.8% and 55.2% of our sales revenue during 2023 and 2022, respectively. As noted elsewhere herein, we have ceased in-house fabrication of new compressor units at our Midland facility in favor of contracting our fabrication needs with third-party fabricators and continued new unit fabrication at our Tulsa, Oklahoma facility.

•Compressor manufacturing. We design and manufacture our own proprietary line of reciprocating natural gas compressor frames, cylinders and parts known as our “CiP”, or Cylinder-in-Plane, product line. We use the finished components to fabricate compressor units for our rental fleet or for sale to customers. We also sell finished components to other fabricators.

Aftermarket Services. We service and maintain compressors owned by our customers on an “as needed” and contract basis, as well as providing services related to the installation and start-up of new compressor units. Natural gas compressors require routine maintenance and periodic refurbishing to prolong their useful life. Routine maintenance includes physical and visual inspections and other parametric checks that indicate a change in the condition of the compressors. We perform engine and compressor overhauls on a condition-based interval or a time-based schedule or at the customer's request. Based on our past experience, these maintenance procedures maximize component life and unit availability and minimize downtime.

Business Strategy

Our long-term intentions to grow our revenue and profitability are based on the following business strategies;

•Optimize existing utilized fleet. We believe there are opportunities to modestly improve the profitability of our existing utilized rental fleet through targeted price increases, particularly in geographic areas that have experienced high rates of cost inflation, along with operational efficiencies by using improved data collection and analysis to optimize our costs in labor, parts, and maintenance costs.

•Improve asset utilization. We believe we can improve the overall cash flow of the business by increasing utilization of the existing fleet as well as creating investable cash from non-cash assets. We have a significant number of unutilized units—we will review these assets to determine where relatively low-cost capital expenditures can improve the marketability and cash flow potential of the units. We also have a significant amount of capital tied up in non-cash assets (including working capital and fixed assets) that we believe can be monetized and invested back in the fleet at or above target levels of return on invested capital.

•Expand rental fleet. We intend to prudently increase the size of our rental fleet mainly through pre-contracted agreements with our customers. We believe our future growth in this part of our strategy will be primarily driven through our placement of larger horsepower, centralized wellhead natural gas compressors for unconventional oil production, with select increases in medium horsepower units to meet customer demand beyond our inventory.

•Execute accretive mergers and acquisitions. We believe there are opportunities in mergers with or acquisitions of competitive rental compression companies or related businesses providing similar services. While there is no certainty as to the probability of any particular deal, we will continue to evaluate potential acquisitions, joint ventures and other opportunities that could enhance value for our shareholders.

All of the above strategies are subject to revisions and adjustments as a result of several factors discussed in Item 1A, Risk Factors.

Competitive Strengths

We believe our competitive strengths include:

•Strong operational performance. We deliver very high levels of mechanical availability to our customers. Mechanical availability is defined as the percentage of time that our units are capable of operating as designed and is a measure of reliability. The cost of rental compression is an appreciable operating expense for a producer and the improved productivity delivers material incremental profitability to customers. This creates significant value for our customers we believe our high levels of mechanical availability, particularly for our large horsepower rental compression units, is a competitive differentiator for customers selecting our units.

•Innovative rental compression units. We have made a series of technical innovations to our rental compression units that have improved operational performance while also reducing the environmental impact, largely related to the volume of fugitive emissions, from our compressor units. Environmental considerations have increased in importance for our customers, particularly with recent environmental regulations and taxation, most notably the Methane Emissions Reduction Program. We believe the superior operating and environmental performance of our natural gas engine and electric-drive units, particularly our large horsepower units, is a significant competitive differentiator.

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
•High level of customer service. Our ability to provide a broad range of compressors has enabled us to effectively meet the evolving needs of our customers. We believe this ability, coupled with our personalized services and in-depth knowledge of our customers’ operating needs and growth plans, have allowed us to enhance our relationships with existing customers as well as attract new customers. The size, type and geographic diversity of our rental fleet enable us to provide customers with a range of compression units that can serve a wide variety of applications. We are able to select the correct equipment for the job, rather than the customer trying to fit its application to our equipment.

•Availability of new units. The rental compression industry has undergone significant change over the last five years. Capital constraints, in the form of reduced debt availability, higher interest rates, and shareholder demands for return of capital, have forced capital discipline upon the industry. These factors, along with supply chain challenges, led to a dearth of available rental compression units at a time of solid customer demand. Our strong balance sheet allowed us to strategically gain market share with desirable customers renting large horsepower units on pre-contracted units. We believe our relatively modest leverage remains a strategic advantage for the company to continue to gain market share on attractive terms for shareholder return.

Overview and Outlook

The market for compression equipment and services is highly dependent on the production levels and pricing of oil and natural gas. The level of production for oil activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. We feel that the current oil market production outlook is favorable, with current oil prices creating strong incentives for our customers to maximize their production levels. We believe that the current natural gas market outlook is not as strong, as the current level of natural gas prices makes this a more challenging market. While oil prices have historically been volatile, we expect demand for our existing compressor fleet to remain positive assuming oil prices remain in reasonable bands around current pricing levels. While the current production outlook for natural gas is not as strong, given the continued level of depressed prices, we do feel that opportunities exist for increased utilization of our small and medium horsepower units.

The oil and natural gas industries have historically been cyclical and production levels of oil and natural gas are dependent upon numerous factors. We will continue to evaluate our business and operating strategy and we will continue to remain prudent in both our allocation of capital and our capital structure. Nevertheless, if any of these circumstances change, our business could be adversely affected. Please read Item 1A, Risk Factors, in this report.

Major Customer

Sales and rental income to Occidental Permian, LTD. ("Oxy") for the years ended December 31, 2023 and 2022 amounted to 50% and 42% of our revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2023 or 2022.

Oxy amounted to 64% of our accounts receivable as of December 31, 2023, and 55% of our accounts receivable as of December 31, 2022. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2023 or 2022. The loss of this key customer would have a material adverse effect on our business, financial condition, results of operations and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

Sales and Marketing

Our sales force pursues the rental and sales market for compressors and other services in their respective territories. Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions. Our sales and marketing strategy is focused on communication with current customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals. Our sales and marketing personnel coordinate with our operations personnel in order to promptly respond to and address customer needs. Our overall sales and marketing efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through enhanced product design, fabrication, manufacturing, installation, operations, customer service and support.

Competition

We have several competitors in the natural gas compression segment, some of which have greater financial resources. We believe that we compete effectively on the basis of price, compression unit availability, customer service, flexibility in meeting customer needs, and quality and reliability of our compressors and related services.

Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory may not increase proportionately.

Backlog

As of December 31, 2023, we had $0.8 million sales backlog compared to none as of December 31, 2022. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that currently require three to six months or more of lead time prior to delivery of the order. We do not believe that backlog is a good indicator of the future growth potential of our business.

Employees

As of December 31, 2023, we had 266 total employees, none of which are represented by a labor union. We believe we have good relations with our employees.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and natural gas industry, such as explosions, fires, and oil spills. We maintain liability insurance that we believe is customary in the industry and which includes environmental cleanup but excludes product warranty insurance because the majority of components on our compressor unit are covered by the manufacturers and our outsourced fabrication providers. We also maintain insurance with respect to our facilities. Based on our historical experience, we believe that our insurance coverage is adequate. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

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

Our business is generally affected by political developments and by federal, state, foreign and local laws and regulations, which relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase our costs and could have an adverse effect on the demand for our services and our operations. The state and federal environmental laws and regulations that currently apply to our operations could become more stringent in the future.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other Greenhouse Gases (“GHGs”) endanger public health and the environment, federal legislation has been considered from time to time to reduce GHG emissions. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of GHGs. At the federal level, the government could seek to pursue legislative, regulatory or executive initiatives that may impose significant restrictions on fossil-fuel exploration and production and use such as limitations or bans on hydraulic fracturing of oil and gas wells, bans or restrictions on new leases for production of minerals on federal properties, and imposing restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities.

The Inflation Reduction Act of 2022 (the “IRA 2022”) imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, which emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. We do not operate any facilities that are subject to this emissions charge. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in 2024 and would take effect on January 1, 2025, for reporting year 2025 (due March 2026) in certain circumstances, with the potential to also impact GHG reporting for reporting year 2024 (due March 2025) in certain circumstances. In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for calendar year 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The proposed rule for the waste emissions charge has been published in the Federal Register and EPA is seeking public comment by March 26, 2024.

Although it is not currently possible to predict how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any such legislation or regulation of GHG emissions could result in increased compliance or operating costs, additional operating restrictions or reduced demand for our compressor services, and could have a material adverse effect on our business, financial condition and results of operations.

Other energy legislation and initiatives could include a carbon tax, methane fee or cap and trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure or well construction requirements on oil and gas activities. For instance, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, in 2019, Colorado passed a bill which delegates authority to local governments to regulate oil and gas activities and requires the Colorado Oil and Gas Conservation Commission to minimize emissions of methane and other air contaminants. Likewise, the New Mexico Environment Department has adopted regulations to restrict the venting or flaring of methane.

In an executive order issued on January 20, 2021, President Biden established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of GHG emissions, including the “social cost” of carbon, nitrous oxide and methane, which are essentially the monetized damages associated with incremental increases in greenhouse gas emissions. The current administration adopted an interim social cost of carbon of $51 per ton in February 2021, but in recent rulemakings the EPA has referenced a figure as high as $2,400 per ton effective in 2030. This figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals; such efforts have been the subject of a series of judicial challenges, which have been largely unsuccessful to date. At this time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020. President Biden pledged the renewed participation of the United States on his first day in office. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom that resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with these pacts, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. Also in November 2021, President Biden signed a $1 trillion dollar infrastructure bill into law. The new infrastructure law includes several climate-focused investments, including upgrades to power grids to accommodate increased use of renewable energy and expansion of electric vehicle infrastructure. Although it is not possible at this time to predict what additional domestic legislation may be adopted in light of the Paris Agreement or the Glasgow Climate Pact, or how legislation or new regulations that may be adopted based on the Paris Agreement or the Glasgow Climate Pact to address

GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our compressors could require us to incur costs to reduce emissions of GHGs associated with our operations and could decrease demand for oil and natural gas.

Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suits against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

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

We believe that our existing environmental control procedures are adequate and that we are in substantial compliance with environmental laws and regulations, and the phasing in of emission controls and other known regulatory requirements should not have a material adverse effect on our financial condition or operational results. However, it is possible that future developments, such as new or increasingly strict requirements and environmental laws and enforcement policies there under, could lead to material costs of environmental compliance by us. While we may be able to pass on the additional cost of complying with such laws to our customers, there can be no assurance that attempts to do so will be successful. Some risk of environmental liability and other costs are inherent in the nature of our business, however, and there can be no assurance that environmental costs will not rise.

To the extent that new laws or other governmental actions restrict the energy industry or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, we could be adversely affected. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Site Remediation and Waste Management and Disposal

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, and analogous state laws impose liability on certain classes of persons, known as “potentially responsible parties,” for the disposal or release of a regulated hazardous substance into the environment. These potentially responsible parties include (1) the current owners and operators of a facility, (2) the past owners and operators of a facility at the time the disposal or release of a hazardous substance occurred, (3) parties that arranged for the offsite disposal or treatment of a hazardous substance, and (4) transporters of hazardous substances to off-site disposal or treatment facilities. Potentially responsible parties under CERCLA may be subject to strict, joint and several liability for the costs of investigating and cleaning up environmental contamination, for damages to natural resources and for the costs of certain health studies. In addition to statutory liability under CERCLA, common law claims for personal injury or property damage can also be brought by neighboring landowners and other third parties related to contaminated sites.

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and solid (non-hazardous) wastes. Under a delegation of authority from the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil, and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. In general, hazardous waste is waste with properties that can potentially endanger human health or the environment.

Under CERCLA, RCRA and analogous state laws, we could be required to remove or remediate environmental impacts on properties we currently own and lease or formerly owned or leased (including hazardous substances or wastes disposed of or released by prior owners or operators), to clean up contaminated off-site disposal facilities where our wastes have come to be located or to implement remedial measures to prevent or mitigate future contamination. Compliance with these laws may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any material environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either we or our acquired properties are involved in or subject to or arising out of any predecessor operations.

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. We have utilized operating and disposal practices that were or are currently standard in the industry. However, materials such as solvents, thinner, waste paint, waste oil, wash down water and sandblast material may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, some of these properties may have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

Under CERCLA and analogous state laws, we could be required to remove or remediate environmental impacts on properties we currently own and lease or formerly owned or leased (including hazardous substances or wastes disposed of or released by prior owners or operators), to clean up contaminated off-site disposal facilities where our wastes have come to be located or to implement remedial measures to prevent or mitigate future contamination. Compliance with these laws may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any material environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either we or our acquired properties are involved in or subject to or arising out of any predecessor.

Furthermore, the modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays. Demand for our compression products and services could be diminished in connection with these initiatives. Further, to the extent that the review results in the development of additional restrictions on exploration and drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations by reducing our customers’ compression needs and the demand for our services.

Air Emissions

Our operations are also subject to federal, state, and local regulations. The Clean Air Act and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, such as those on our compressor units. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor units and required us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controls at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published New Source Performance Standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions. These standards expanded the 2012 standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in December 2023, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector. These standards, as well as any future laws and their implementing regulations, may impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the future costs to comply with such requirements with any certainty.

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

Water Discharge

Clean Water Act. The Clean Water Act ("CWA") and the Oil Pollution Act of 1990 and implementing regulations govern:

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

Patents, Trademarks and Other Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing research, development and manufacturing activities, we may seek patents when appropriate on inventions concerning new products, process and product improvements.

Suppliers and Raw Materials

Fabrication of our rental compressors involves the purchase by us of engines, compressors, coolers and other components, and the assembly of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an "as needed" basis, which typically requires a three to twelve month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on the results of our operations and financial condition, particularly if we are unable to increase our rental rates and sale prices proportionate to any such component price increases.

Available Information

We use our website as a channel of distribution for Company information. We make available free of charge on the Investor Relations section of our website (www.ngsgi.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. We also make available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors. Paper copies of our filings are also available, without charge upon written request. Please mail requests to Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, TX 79705. The information contained on our website is not part of this Report.

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
•terrorist activities affecting traditional supply routes and other possible terrorist activities in the United States and elsewhere;
•the cost of developing alternative energy sources;
•environmental regulation; and
•tax policies.

The rental contracts of many of our operating compressor units have a short-term duration, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices. Any prolonged reduction in drilling and production activities historically has reduced our compressor sales and materially eroded both rental pricing and utilization rates for our equipment and services and adversely affected our financial results. As a result of any such prolonged reductions, we may suffer losses, be unable to make necessary capital expenditures or be unable to meet our financial obligations.

The intense competition in our industry could result in reduced profitability and loss of market share for us.

We compete with the oil and natural gas industry’s largest equipment and service providers who have greater name recognition than we do. These companies also have substantially greater financial resources, larger operations and greater budgets for marketing, research and development than we do. They may be better able to compete because of their broader geographic dispersion and ability to take advantage of international opportunities, the greater number of compressors in their fleet, their product and service diversity or a lower cost of capital. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned than us to successfully endure downturns in the oil and natural gas industry.

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

As a result of the COVID-19 outbreak and other economic conditions in the United States and abroad, our revenue and profitability were adversely affected in the ensuing years. The condition of domestic and global financial markets and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could also become significant. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance utilization of our products and services and could result in a decrease in, or cancellation of, orders or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for oil and natural gas would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

Continued elevated levels of inflation could have an adverse impact on our operating results.

The U.S. economy has experienced elevated levels of inflation since early 2022. While such levels of inflation have moderated in recent months, uncertainty remains on expectations of inflation during 2024. Should inflationary pressures return or increase, the result will be an increase in our cost structure, including labor costs, parts costs, lubricants and other items used in our operations. If such cost increases occur, we may be unable to pass along such increases to our customers in the form of higher rental rates for our compressor units. Increases in inflation could also increase the costs of new compressor units, making them less attractive and decreasing the demand from our customers for such assets. Should any of these items occur, they could negatively impact the results of our operations.

A reduction in demand for oil could adversely affect our business.

Our results of operations depend upon the level of activity in the energy market, including oil development, production, and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. As a result, the demand for our natural gas compression services can be adversely affected. A reduction in demand has, and could in the future continue to, force us to reduce our pricing substantially. Additionally, our customers’ production from oil-weighted reserves constitutes the majority percentage of our business. These are considered unconventional sources and are generally less economically feasible to be developed in low oil price environments. A decline in demand for oil and natural gas generally has an adverse effect on our business, financial condition and results of operations.

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

A ban of hydraulic fracturing would likely halt some projects, including unconventional projects, at least temporarily. Expanded regulations are likely to introduce a period of uncertainty as companies determine ways to proceed. Any curtailment could result in a reduction in demand for our compressors, potentially affecting both sales and rentals of our units.

We are subject to extensive environmental laws and regulations that could require us to take costly compliance actions that could harm our financial condition.

Our fabrication and maintenance operations are significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. In these operations, we generate and manage hazardous wastes such as solvents, thinner, waste paint, waste oil, wash down wastes, and sandblast material. We attempt to use generally accepted operating and disposal practices and, with respect to acquisitions, will attempt to identify and assess whether there is any environmental risk before completing an acquisition. Based on the nature of the industry, however, hydrocarbons or other wastes may have been disposed of or released on or under properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. The waste on these properties may be subject to federal or state environmental laws that could require us to remove the waste or remediate sites where they have been released. We could be exposed to liability for cleanup costs, natural resource and other damages as a result of our conduct or the conduct of, or conditions caused by, prior owners, lessees or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If current existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

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

In the United States, the U.S. Environmental Protection Agency (EPA) has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA's Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry. In addition, the U.S. government has proposed rules in the past setting GHG emissions standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry. Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil fuel sectors. We are unable to predict whether and when the proposed changes in laws or regulations ultimately will occur or what they ultimately will require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our customers and therefore our business.

Risks Associated With Our Company

A significant majority of our compressor unit rental agreements are either month-to-month or short-term in duration. which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area. In most cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. On a unit basis, of the 1,247 compressors rented at December 31, 2023, 773 were rented on a month-to-month basis. On a horsepower basis, of the 420,432 total rented horsepower, we had 141,194 of that total rented on a month-to-month basis, with the remainder on contracts expiring between 2024 and 2028. Given the volatility of the oil and gas market, we cannot be sure that a substantial number of our customers will continue their rental agreements or that, if such agreements were terminated we will be able to re-rent the equipment to new customers or that any re-rentals would be at comparable rental rates. The inability to timely renegotiate or re-rent a substantial portion of our compressor rental fleet could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 50% of our revenue for the year ended December 31, 2023, and the same customer accounted for an aggregate of approximately 42% of our revenue for the year ended December 31, 2022. At December 31, 2023, this same customer accounted for an aggregate of 64% of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by our significant customer or other important customers would negatively impact our cash flow and current assets.

Loss of key members of our management could adversely affect our business.

In keeping with our streamlined approach to our business, our executive management team consists of four officers: our (i) Chief Executive Officer, (ii) Chief Financial Officer (iii) Chief Technical Officer and (iv) President and Chief Operating Officer. On February 1, 2024, Justin Jacobs, a member of our board of directors, was named as Chief Executive Officer and assumed these duties beginning on February 12, 2024. We have had two Interim Chief Financial Officers since the resignation of our prior Chief Financial Officer on February 28, 2023. While there is an ongoing search for a permanent Chief Financial Officer, if this position is not adequately or timely replaced, our business operations could be materially adversely affected. In addition, we rely on James Hazlett, our long-time Chief Technical Officer, in connection with the design and engineering of our compressor lines. While we have recently hired Brian Tucker as our Chief Operating Officer, we expect that Mr. Hazlett’s services will also continue to be available to us in the foreseeable future. However, the complete loss of either Messrs. Tucker’s or Hazlett’s services could have an adverse impact on our business. We do not carry any key-man insurance on any of our officers or directors.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets are weak, our customers are more likely to experience a deterioration in their financial condition. Many of our customers’ equity values and liquidity substantially decline during declines in oil and natural gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, an increase in the interest rates charged for debt financing, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our products and services. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

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

In late 2022 and for 2023, we significantly expanded and borrowed under our bank credit facility in order to finance the growth of our large horsepower compressor fleet, increasing the outstanding balance on our facility from $25 million at December 31, 2022, to $164 million at December 31, 2023. The current commitment on our credit facility is $225 million, subject to borrowing base limitations. At December 31, 2023, our borrowing base under the credit facility was approximately $219.7 million, leaving approximately $55.7 million available for future borrowing.

During 2024, the amount we will spend on capital expenditures related to compression equipment will be determined primarily by the activity of our customers, our financial resources and access to capital. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and natural gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue. In addition, although a significant portion of the value of a new compressor increases our borrowing base under our credit facility once it has been fully constructed and put into service, we generally have an approximate lag of 9 to 12 months between borrowing money under the credit facility to fund progress payments to build a compressor and the time it becomes eligible for inclusion in our borrowing base. This lag can reduce the amount of future borrowings available for working capital purposes and new compressor unit acquisition until the unit is placed into service.

During the past year, we funded our capital expenditures through cash flows from operations and borrowings from our revolving credit facility. Although we believe that cash on hand, cash flows from our operations and bank borrowing from our revolving credit facility will provide us with sufficient cash to fund our planned capital expenditures for 2024, we cannot provide assurance that these sources will be sufficient considering the factors and limitations noted above.

In addition to expanding our existing business through organic growth opportunities, we may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, due to the existing constraints noted above and any issues or limitations in the equity and debt capital markets, such capital, may not be available to us when we need it or on acceptable terms. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could stagnate our growth and have a material adverse effect on our business, financial condition, results of operations or cash flow.

Our debt levels may negatively impact our current and future financial stability.

In November 2023, we increased the borrowing commitment of our revolving credit facility from $175 million to $225 million (subject to borrowing base limitation and customary covenants) and at December 31, 2023, we had $164 million outstanding on the revolving credit facility and anticipate additional borrowing on the facility through 2024. Should we utilize our full debt capacity growth beyond that point could be impacted. As a result of our indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
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

If we were to materially borrow further under our line of credit or other borrowing arrangements, it is possible that our business will not generate sufficient cash flow from operations to meet any debt service requirements and the payment of principal when due depending on the amount of borrowings at any given time. If this were to occur, we may be forced to:
•sell assets at disadvantageous prices;
•obtain additional financing on less favorable terms; or
•refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current credit agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our current credit agreement, we must:
•comply with various leverage, commitment coverage and other customary financial ratios;
•not exceed specified levels of debt;
•comply with limits on asset sales;
•comply with limits on cash dividends; and
•other customary financial and operational limitations.

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

Our current credit agreement contains a variable interest rate and increases to such rate may increase our borrowing cost.

The interest expense charged on our outstanding borrowings under our current credit agreement is based upon a variable rate which fluctuates as interest rates change. Changes in macroeconomic conditions outside of our control could result in a higher interest rate being charged on our outstanding borrowings and an increase in the overall interest costs charged. This could have an adverse impact on our operations, our free cash flow and our ability to invest in future growth.

If we fail to acquire or successfully integrate additional businesses, our growth may be limited and our results of operations may suffer.

As part of our business strategy, we evaluate potential acquisitions of other businesses or assets. However, there can be no assurance that we will be successful in consummating any such acquisitions. The successful acquisition of businesses or assets will depend on various factors, including, but not limited to, our ability to obtain financing and the competitive environment for acquisitions. In addition, we may not be able to successfully integrate any businesses or assets that we acquire in the future. The integration of acquired businesses is likely to be complex and time-consuming, place a significant strain on management and may disrupt our business. We also may be adversely impacted by any unknown liabilities of acquired businesses, including environmental liabilities. We may encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

Failure to effectively manage our business and growth could adversely affect our operating results and our internal controls.

In 2023, we had significant growth in our revenue and operations. Our strategy envisions the continued expansion and growth of our business, subject to the demand for oil and gas and the impact of the other risks set forth in this risk factor section and elsewhere in this Report. Continued rapid growth will likely challenge and place a strain on our management systems and resources if we are unable to timely adapt and expand such systems and resources. Many of our ongoing reporting functions rely on data capture and recording using manual entry of transaction data. In order to efficiently and effectively manage our planned growth, we will need to continue to analyze and upgrade our use of technology, including our ERP and other operating systems and this will likely require future capital investment. We must continue to refine and expand our business capabilities, our workforce, our systems and processes, and our access to financing sources. As we continue to grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•meet our capital needs;
•upgrade and expand our office and field management infrastructure so that it is appropriate for our level of activity;
•continue to improve our systems effectively or efficiently and in a timely manner, including financial and management controls, reporting systems and procedures; and
•attract, hire, train and retain additional highly skilled and motivated officers, sales staff, district managers and employees and allocate our human resources optimally.

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

Our rental and sales contracts provide for varying forms of indemnification from our customers and in most cases may require us to indemnify our customers. Under some of our rental and sales contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property. However, in certain rental and sales contracts we assume liability for damage to our customer’s property as well as the property of certain other third parties on the site resulting from our negligence. Since our products are used in production applications in the energy industry, expenses and liabilities in connection with accidents involving our products and services could be extensive and may exceed our insurance coverage.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to remediate our material weakness or maintain effective internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and to help prevent financial fraud. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports or prevent fraud, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the price of our stock could decrease as a result.

We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks or breaches could result in information theft, data corruption, disruption in operations and/or financial loss.

In the conduct of our business, we rely heavily on information technology systems(“digital technology”), including internet-based systems, to process, transmit and store electronic information. In particular, we depend upon our digital technology for supply chain management, inventory management, payment processing and data storage. Like many companies, we have become increasingly dependent upon digital technology to conduct daily operations. Our business partners, including vendors, service providers and financial institutions, are also dependent upon digital technology.

We are continually exposed to various cybersecurity risks, including but not limited to, unauthorized access to our systems or data, malware and ransomware attacks, denial-of-service attacks, phishing, theft or loss of intellectual property, and data breaches. These risks could result from malicious actors, employee error, malfeasance, or other operational vulnerabilities. A cybersecurity attack could have a significant adverse impact on our business operations, financial condition and reputation. Potential consequences include loss of sensitive or proprietary information, disruption of business operations, financial losses from remedial actions, litigation and potential legal liabilities and damage to customer and investor confidence.

We have taken steps to protect against cyber-attacks to minimize the risk of our systems being penetrated and compromised by implementing a comprehensive cybersecurity program, such as regular risk assessments and penetration testing, deployment of firewalls and intrusion detection systems, deployment of encryption technologies, implementation of access controls and the development of incident response and recovery plans. Additionally, we have employed data backup and storage measures that could allow for recovery of our data. However, we cannot assure that our efforts to prevent such an attack or, that if an attack were to occur, that we would be able to access our data in a timely fashion.

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

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the Securities and Exchange Commission as of March 28, 2024, an aggregate of approximately 37.1% of the outstanding shares of our common stock are owned by five institutional investors, each of which owns more than 5% of our outstanding shares as of the date of their respective filings. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 7.3% of the outstanding shares of our common stock as of March 28, 2024, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

We have a comparatively low number of shares of common stock outstanding and, therefore, our common stock may suffer from limited liquidity and its price will likely be volatile and its value may be adversely affected.

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

We currently have on file with the SEC an effective "universal" shelf registration statement on Form S-3, which enables us to sell, from time to time, our common stock and other securities, including debt securities, covered by the registration statement in one or more public offerings. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice. Issuances of securities under our shelf registration statement may dilute our existing shareholders.

If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage, we could lose visibility in the market, which in turn could cause our stock price to decline.

Provisions contained in our governing documents could hinder a change in control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

ITEM 1C. -     CYBERSECURITY

Information Technology and Cybersecurity Risks.

Our information technology, software and application systems (“digital technology’) has been an important part of our operations and our ability to compete successfully. We continue to invest in technology solutions to improve more inefficient systems, to streamline and automate workflows and to provide digital and mobile applications for our field service personnel. We are committed to maintaining robust cybersecurity measures, continuously evaluating and updating our cybersecurity practices, and being prepared to respond to and recover from cybersecurity incidents. We face ongoing risk from cybersecurity threats. There can be no assurance that our efforts will prevent or mitigate all cybersecurity events, which, if realized, could have a material impact on our operations and financial results. See Part I, Item 1A “Risk Factors” of this Report.

Cybersecurity Incidents

We have not experienced any material cybersecurity incidents nor have we identified risks from known threats that could likely materially impacted our operations or financial results.

Management of Cybersecurity Risk

During 2023, we adopted a Cybersecurity Event Plan (“Cybersecurity Plan”) which outlines how we identify and manage our cybersecurity risk. The Cybersecurity Plan contains the following elements:

•Incident Identification and Reporting – outlines the steps used to promptly identify cybersecurity risks and report those through appropriate means;

•Incident Assessment –after collecting information about a potential risk or threat, a protocol has been developed and outlined that will allow a cross-functional team to assess the threat;

•Incident Containment–provides for action to be taken to isolate and attempt to contain and minimize any potential threat;

•Resolution and Recovery– outlines the steps to be taken, based upon the incident and the systems potentially impacted, to mitigate the potential impact of the threat and restore system access and functionality in the minimum amount of time;

•Training and Awareness–development of training and awareness programs to allow employees to understand how to promptly respond in the event of a perceived threat.

Governance

Our Board of Directors has an active role in oversight of our risks and is assisted by management in the exercise of these responsibilities. Our Manager of Information Technology prepares and gives a presentation to the Board at each of its quarterly meetings, which includes updates on cybersecurity. Our IT Manager is responsible for assessing and managing risks from cybersecurity threats and carrying out our formal cybersecurity event plan. Our IT Manager is responsible for reporting material incidents to our Chief Executive Officer, who in turn will report to the Lead Independent Director. Our IT Manager has over 20 years of information technology experience in the energy industry.

ITEM 2.    PROPERTIES

The table below describes the material facilities owned or leased by Natural Gas Services Group as of December 31, 2023:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	70,000	Compressor repair and overhaul, services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Owned	45,000	Corporate office
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Godley, Texas	Leased	5,000	Parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Carrollton, Ohio	Leased	2,600	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS”. As of December 31, 2023, as reflected by our transfer agent records, we had 7 record holders of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 28, 2024, the last reported sale price of our common stock as reported by the New York Stock Exchange was $19.43 per share.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying a cash dividend on our common stock. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors which our Board of Directors may deem relevant. Our credit agreement also contains restrictions on our paying dividends under certain circumstances.

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

Plan Category	(a) Number of securities to vest or be issued upon exercise of outstanding options		(b) Weighted-average issuance or exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock Option Plan	129,751	(1)	$20.59	415,085
2019 Equity Incentive Plan	133,898		$10.66	405,833
Total	263,649			820,918

(1)    Total number of shares issuable upon exercise of options granted to employees, officers, and directors under our 1998 Stock Option Plan.

Sale of Unregistered Securities and Issuer Repurchases

We made no sales of unregistered securities during the year ended December 31, 2023, nor any repurchases during 2023.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial position and results of operations for each of the years ended December 31, 2023 and 2022. You should read the following discussion and analysis in conjunction with our audited financial statements and the related notes.

The following discussion contains forward-looking statements. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page ii.

Overview

We rent, operate and maintain, as well as sell natural gas compressors and related equipment. We also design, fabricate and manufacture compressor units both for sale and rental to our customers. Some fabrication work is done in-house with an increasing amount done by third-party contractors. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of December 31, 2023, we had 1,247 natural gas compressors totaling 420,432 horsepower rented to 84 customers, compared to 1,221 natural gas compressors totaling 318,350 horsepower rented to 81 customers at December 31, 2022. Of the 420,432 horsepower rented as of December 31, 2023, we had 279,238 of the total horsepower operating under contracts expiring between 2024 and 2028 and we had 141,194 of that horsepower rented on a month-to-month basis. Of the 1,247 compressors rented at December 31, 2023, 773 were rented on a month-to-month basis.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a minimum three to twelve month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. Finally due to supply chain disruptions as a result of the COVID-19 pandemic, the Russian invasion of the Ukraine and the increased rate of inflation, we continue to experience cost increases and sporadic unavailability of many of our parts needed to fabricate and maintain our rental fleet. While we have a robust supplier network, pricing pressure from our customers and competitors presents challenges in increasing our rental rates to offset these increased costs which could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases. We also use third-party contractors for fabrication and these companies may experience the same risks.

In December 2023, we decided to cease fabrication of new compressor units for sale or rental to customers at our Midland, Texas facility. We continue to maintain new unit compressor fabrication capability at our Tulsa, Oklahoma facility as well as having relationships with multiple outsourced compressor fabrication providers.

We also manufacture a line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP component products in the fabrication of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators. Although we have significantly de-emphasized our flare product line, we continue to hold a limited inventory of flare stacks and related ignition and control devices for onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

We provide aftermarket services to our non-rental customers under written maintenance contracts or on an as-required basis in the absence of a service contract.

The following table sets forth our revenues from each of our three product lines categories for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Rental	$106,159	$74,465
Sales	8,921	8,568
Aftermarket Services	6,087	1,792
Total	$121,167	$84,825

Our strategy for growth is focused on our compressor rental business. Margins, exclusive of depreciation and amortization, for our rental business have historically run in the mid-40% to low-60% range, while margins for the compressor sales business tend to be in the mid-20% range.

The oil and natural gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and natural gas and the corresponding changes in commodity prices. As demand and prices increase, oil and natural gas producers typically increase their capital expenditures for drilling, development and production activities, although recent equity capital constraints and demands from institutional investors to keep spending within operating cash flow have meaningfully restrained capital expenditure budgets of domestic exploration and production companies. Generally, increased capital expenditures result in greater revenues and profits for service and equipment companies.

Generally, higher commodity prices lead to higher capital expenditures by oil and natural gas producers and higher levels of production. In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, specifically production levels, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rental and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production the demand for overall compression services and products is driven by two general factors; an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These latter types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for single and multiple larger horsepower compressor packages. We recognized this need in recent years and have shifted our cash and fabrication resources towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 2,500 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. In recent years, our level of activity has become more largely driven by the price of crude oil as opposed to natural gas. During the first quarter of 2020, due to COVID, we saw a substantial decline in the prices for oil and natural gas. While prices largely recovered in 2021 and then stabilized in 2022 and 2023, activity levels of exploration and production companies have been and will continue to be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, we feel that the level of demand for our compressor services is more closely tied to production activities, which are likely to fare better than drilling activity in periods of declining commodity prices.

For fiscal year 2024, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and our capital availability, assuming prudent use of leverage. We believe that cash on hand, cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our capital and liquidity requirements through 2024. If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be on acceptable terms.

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
•revenue recognition;
•provision for credit losses;
•accounting for income taxes;
•accounting for long-lived assets; and
•accounting for inventory.

Revenue Recognition Policy

Our revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). We recognize revenue once a performance obligation has been satisfied and control over a product or service has transferred to the customer. Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our Consolidated Statements of Operations.

Nature of Goods and Services

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts typically range from six to 60 months, with our larger horsepower compressors having longer minimum contract terms. Our rental revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. Our rental business follows ASC 842 for revenue recognition. In accordance with ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, and parts, as well as, exchange/rebuilding customer owned compressors and sale of used rental equipment. The Company designs and fabricates compressors and flares based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor is completed and shipped, or, in accordance with a bill and hold arrangements, the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation. Our sales and aftermarket services follow ASC 606 for revenue recognition.

Provision for Credit Losses

We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition, third-party credit reports and payment history, as well as industry conditions and general economic conditions. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Management believes that its provision for credit losses is adequate; however, actual write-offs may exceed the recorded provision.

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
Long-Lived Assets

Rental Equipment, Property and Equipment (Including Retirement of Rental Equipment)

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to the fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has estimated useful lives between 15 to 25 years, while our property and equipment has estimated useful lives which range from 3 to 39 years. The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue.

We assess the impairment of rental equipment and property and equipment whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which asset (or asset group) is being used or its condition, including a meaningful drop in fleet utilization over the prior four quarters; significant negative industry or company-specific trends or actions, including meaningful capital expenditure budget reductions by our major customers or other sizable exploration and production or midstream companies, as well as significant declines in oil and natural gas prices; legislative changes prohibiting us from leasing our units; or poor general economic conditions. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset's carrying value.

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company accesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. For the year ended December 31, 2023, our provision for excess and obsolete inventory totaled $4.0 million. The majority of this amount was due to a 2023 charge related to the company's decision to cease future compressor fabrication at our Midland facility, which reduced the expected future demand of certain inventory items held at this facility.

Our Performance Trends and Outlook

The market for compression equipment and services is highly dependent on the production levels of oil and natural gas. The level of production for oil activity and capital expenditures has generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC countries and Russia, and other factors. We feel that the current oil market production outlook is favorable, with current oil prices creating strong incentives for our customers to maximize their production levels. We believe that the current natural gas market outlook is not as strong, as the current level of natural gas prices makes this a more challenging market. While oil prices have historically been volatile, we expect demand for our existing compressor fleet to remain positive assuming oil prices remain in reasonable bands around current pricing levels. While the current production outlook for natural gas is not as strong, given the continued level of depressed prices, we do feel that opportunities exist for specialized compression applications, including for our small and medium horsepower units.

The oil and natural gas industries have historically been cyclical and production levels of oil and natural gas are dependent upon numerous factors. We will continue to evaluate our business and operating strategy and we will continue to remain prudent in both our allocation of capital and our capital structure. Nevertheless, if any of these circumstances change, our business could be adversely affected.
Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The table below shows our revenues and percentage of total revenues for each of our product lines for the years ended December 31, 2023 and 2022.

	Revenue
	Year Ended December 31,
	2023		2022
	(dollars in thousands)
Rental	$106,159	87.6%	$74,465	87.8%
Sales	8,921	7.4%	8,568	10.1%
Service & Maintenance	6,087	5.0%	1,792	2.1%
Total	$121,167		$84,825

Total revenue increased to $121.2 million from $84.8 million, or 42.8%, for the year ended December 31, 2023, compared to 2022. This increase was mainly a result of increased rental revenue (42.6% increase) primarily due to a greater number of large horsepower units being rented and rental unit price increases as well as higher aftermarket service revenue (239.7% increase) primarily due to increased compressor sets and related freight charges.

Rental revenue increased to $106.2 million (42.6%) from $74.5 million for the year ended December 31, 2023, compared to 2022. Rental revenues comprised 87.6% of our total revenues for the years ended December 31, 2023, compared to 87.8% for 2022. As of December 31, 2023, we had 1,876 natural gas compressors in our rental fleet, up from 1,869 units at year end 2022. In addition, the Company's total unit horsepower increased by 22.3% to 520,365 at December 31, 2023, compared to 425,340 horsepower at year end 2022. As of December 31, 2023, we had 1,247 natural gas compressors totaling 420,432 horsepower rented to 84 customers, compared to 1,221 natural gas compressors totaling 318,350 horsepower rented to 81 customers as of December 31, 2022. This increase in rented horsepower reflects the addition of 73 high horsepower compressors with 94,340 horsepower to the Company's fleet during 2023. The rental fleet had unit utilization as of December 31, 2023 and 2022 of 66.5% and 65.3%, respectively, while our horsepower utilization for the same periods was 80.8% and 74.8%, respectively. The increase in both utilization metrics was mainly the result of the addition and increased demand for our higher horsepower units. During the year ended December 31, 2023, we placed into service 92 newly set units, 73 of which were 400 horsepower or larger.

Sales revenue increased to $8.9 million from $8.6 million for the year ended December 31, 2023, compared to 2022. This increase is largely attributable to an increase in parts sales during 2023. Sales are subject to fluctuations in the timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Company management routinely reviews its inventory for obsolescence. Due to the slow-moving nature, obsolescence of a portion of the Company's long-term inventory, inventory related to the retirement of certain rental equipment and management's decision to cease further fabrication at our Midland fabrication facility, we recorded an increase of $4.0 million in the inventory allowance reserve to reduce the carrying amount of inventory items where we feel there is reduced future demand for certain items. We ended 2023 with an inventory allowance balance of $4.0 million.

Company management also routinely reviews its rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. As a result of this review, we determined 95 units should be retired from our rental fleet. Accordingly, we recorded a $0.5 million loss on retirement of rental equipment during the year ended December 31, 2023.

Operating income increased to $10.5 million for the year ended December 31, 2023, compared to $0.4 million for the year ended December 31, 2022. The increase in operating income was mainly due to a $36.3 million increase in revenues partially offset by a $2.8 million increase in selling, general and administrative expenses and a $11.1 million increase in costs of rentals primarily related to growth of our rental fleet and inflationary pressures on parts and labor expenses.

Selling, general, and administrative expenses increased by $2.8 million to $16.5 million for the year ended December 31, 2023, as compared to $13.6 million for 2022. This 20.6% increase was primarily the result of increased consulting and recruiting charges related to interim executive roles and search firms partially offset by a decrease in officer bonus accruals.

Depreciation and amortization expense increased to $26.6 million from $24.1 million, or 10.1%, for the year ended December 31, 2023, compared to 2022. The increase is the result of new units added to our rental fleet in 2023. We added 92 units (approximately 98,349 horsepower) to our fleet during the twelve-month period ended December 31, 2023. Seventy-three of those units were 400 horsepower or larger, representing approximately 96% of the horsepower added.

Income tax expense increased to $1.9 million from $0.5 million for the year ended December 31, 2023, compared to 2022. Our effective tax rate for both years differs from the U.S. federal statutory rate of 21%. The Company recorded a current income tax expense of $0.5 million on its consolidated statement of operations for the year ended December 31, 2022. Our income tax expense in 2023 was largely due to certain executive severance compensation expenses incurred during 2023 that are non-deductible for income tax purposes. As such, we recognized income tax expense of $1.9 million while incurring net income before income taxes of $6.6 million for the year ended December 31, 2023.

Adjusted Gross Margin Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The table below shows our adjusted gross margin and related percentages for each of our product lines for the years ended December 31, 2023 and December 31, 2022. Adjusted gross margin is the difference between revenue and cost of revenues, exclusive of depreciation and amortization expense.

	Adjusted Gross Margin (1)
	Year Ended December 31,
	2023		2022
	(dollars in thousands)
Rental	$57,282	54.0%	$36,715	49.3%
Sales	2	—%	918	10.7%
Service & Maintenance	1,429	23.5%	835	46.6%
Total	$58,713	48.5%	$38,468	45.3%

(1) For a reconciliation of adjusted gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Non-GAAP Financial Measures" below.

Our overall adjusted gross margin percentage increased to 48.5% for the year ended December 31, 2023, compared to 45.3% for the year ended December 31, 2022. Our increase in gross margin is mainly due to an increase in rental revenues. Rental revenues increased 42.6% over 2022, while our costs of rentals increased 29.5% driven by additional units sets and inflationary pressures primarily in labor and parts costs. Our sales margin decreased to 0.0% in 2023 from 10.7% in 2022. Sales revenues increased 4.1% attributable to increased parts sales. While many sales costs are variable, certain costs such as labor or fixed overhead are less variable as a certain staff level is retained to meet demand when market forces shift. Third party aftermarket services margin decreased to 23.5% from 46.6% for the year ended December 31, 2023, compared to 2022. This decrease is primarily attributable to a large increase in lower margin pass through costs related to new compressor sets during 2023. Aftermarket services only represents 5.0% of our revenue in 2023, providing minimal impact on our overall adjusted gross margin.

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as earnings (net income or (loss)) before interest, taxes, depreciation and amortization, as well as an increase in inventory allowance and inventory impairment expense, retirement of rental equipment, non-recurring severance expenses and non-cash equity compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles. Some of these limitations are:
•Adjusted EBITDA does not reflect all our cash expenditures, future requirements for capital expenditures, or contractual commitments;
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

Reconciliation

The following table reconciles our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income (loss)	$4,747	$(569)
Interest expense	4,082	364
Income tax expense	1,873	528
Depreciation and amortization	26,550	24,116
Impairment expense	779	—
Inventory allowance	3,965	83
Retirement of rental equipment	505	196
Severance expenses	1,224	2,537
Stock compensation expense	2,054	1,910
Adjusted EBITDA	$45,779	$29,165

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

Reconciliation

The following table calculates gross margin, the most directly comparable GAAP financial measure, and reconciles it to adjusted gross margin:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total revenue	$121,167	$84,825
Costs of revenue, exclusive of depreciation and amortization	(62,454)	(46,357)
Depreciation allocable to costs of revenue	(25,856)	(23,551)
Gross margin	32,857	14,917
Depreciation allocable to costs of revenue	25,856	23,551
Adjusted gross margin	$58,713	$38,468

Liquidity and Capital Resources

Our working capital positions as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Current Assets:
Cash and cash equivalents	$2,746	$3,372
Trade accounts receivable, net	39,186	14,668
Inventory, net	21,639	23,414
Federal income tax receivable	11,538	11,538
Prepaid expenses and other	1,162	1,155
Total current assets	76,271	54,147
Current Liabilities:
Accounts payable	17,628	6,481
Accrued liabilities	15,085	23,918
Total current liabilities	32,713	30,399
Net working capital	$43,558	$23,748

For the year ended December 31, 2023, we invested approximately $153.9 million in rental equipment, property and other equipment. During the year, we added $152.5 million in new equipment to our rental fleet and $1.4 million in other property and equipment. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet jobs at the beginning of the year compared to the end of the year. Our rental work-in-progress increased by $13.8 million during

2023. We financed our investment in rental equipment, property and other equipment with cash flows from operations during 2023 and borrowings under our revolving credit facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our Amended and Restated Credit Agreement (defined below) will provide ample liquidity for our planned capital expenditures during 2024 and beyond.

Cash flows

At December 31, 2023, we had cash and cash equivalents of $2.7 million compared to $3.4 million at year end 2022. Our cash flow from operations of $18.0 million was offset by capital expenditures of $153.9 million during 2023. We had net proceeds of $139.0 million from borrowings under our revolving credit facility. We also had working capital of $43.6 million at December 31, 2023, compared to $23.7 million at December 31, 2022. We had net cash flow from operating activities of $18.0 million during 2023 compared to $27.8 million during 2022. Our cash flow from operating activities of $18.0 million was negatively impacted by changes in working capital. Certain such changes were caused by a significant increase in rental activity, which led to delays in billing and collecting amounts due from certain customers. We anticipate a reversal of this trend during 2024 and a return to more historical levels of working capital.

Senior Bank Borrowings

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

On February 28, 2023, we replaced our Credit Agreement by entered into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with Texas Capital Bank, as administrative agent (the “Lender”), TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175 million as of the closing date. Subject to collateral availability, we also have a right to request from the Lender, on an uncommitted basis, an increase of up to $125 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $300 million. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. In connection with the amendment, we agreed to pay fees of $2.0 million (representing fees equal to 1.39% of the $145 million increase in the commitment) and reimburse the lenders for their expenses. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment.

On November 14, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the 'Amendment") with the Lender and certain other lenders to (i) increase the lender commitment from $175 million to $225 million, and (ii) to add First-Citizens Bank & Trust Company as a new lender to the facility. In connection with the Amendment, we agreed to pay fees of $0.6 million (representing fees equal to 1.125% of the $50 million increase in the commitment) and reimburse the lenders for their expenses.

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

As of December 31, 2023, we had $164 million outstanding under our Amended and Restated Credit Agreement with a weighted average interest rate of 9.40%, and we were in compliance with all financial covenants in our Amended and Restated Credit Agreement.

Components of Our Principal Capital Expenditures

Capital expenditures for the years ended December 31:

Expenditure Category	2023	2022
	(in thousands)
Rental equipment and property and equipment	$153,943	$65,122

The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. Based upon existing economic and market conditions, we believe that our cash on hand, operating cash flow and available line of credit are adequate to fully fund our net capital expenditures requirements for 2024. We also believe we have flexibility with respect to our financing alternatives and adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand and our line of credit. However, our financing capacity could be negatively impacted by other economic factors. Please see Item 1A, Risk Factors, of this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2023, we did not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. For companies that qualify as smaller reporting companies, the amendments in this update are effective for interim and annual periods beginning after January 1, 2023. January 1, 2023, we adopted ASU 2016-13 on our consolidated financial statements and note disclosures. The adoption did not have a material impact on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness that was previously disclosed effective December 31, 2022 and discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and our Interim Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2023, due to the unremedied material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have concluded that the following material weakness in our ICFR that was previously disclosed in our Annual Report on Form 10-K for the year ended December 31,2022 has not been fully remediated as of December 31, 2023.

Management identified a material weakness in its ICFR at December 31, 2023, over our inventory process. Specifically, we have identified issues related to year-end physical inventory count procedures, and the process to review and approve inventory adjusting journal entries.

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

Remediation Plan for Previously Identified Material Weakness

Management, with the oversight of the Audit Committee and the Board of Directors, has been actively engaged in remediation efforts to address the material weakness throughout 2023, and these efforts will continue into 2024.

We made progress towards addressing our material weakness in inventory through the specific actions listed below:

•We have made and continue to make enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. Specifically, in the second quarter of 2023, we engaged a third-party consulting firm, who specializes in internal controls over financial reporting, to assist with the design, implementation, and assessment of our controls and procedures.

•We have hired additional qualified operational and executive personnel during 2023, which has helped to provide additional capacity and expertise to enhance inventory procedures. Specifically, in the third quarter of 2023, the Company hired a new Inventory Control Manager who assumed direct responsibility for inventory procedures and controls. Additionally. in the fourth quarter of 2023, the Company hired a new President and Chief Operating Officer, who is also deeply involved in the inventory process. The Company is also currently assessing if additional accounting and financial personnel should be hired in the organization in order to perform control activities in support of preparation of the financial statements in accordance with U.S. GAAP. We expect that this assessment will be completed during the second quarter of 2024, with appropriate action taken during 2024, to ensure that the Company has a sufficient complement of qualified personnel at the right levels, based on any identified gaps in personnel requirements.

•We have evaluated and improved the inventory process and procedures. Specifically, we have retrained all involved personnel in the inventory process, with emphasis on periodic count procedures and inventory adjustments.

•We have updated our inventory accounting policies and procedures to ensure completeness and accuracy of inventory accounts through proper cutoff, accruals, and analytic review procedures at period end.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our ICFR and will continue to diligently review our ICFR.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our ICFR because we are a Smaller Reporting Company and are not subject to auditor attestation requirements under applicable SEC rules.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above there were no changes in our ICFR during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 or as such period may be extended by action of the Securities and Exchange Commission.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 or as such period may be extended by action of the Securities and Exchange Commission.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 or as such period may be extended by action of the Securities and Exchange Commission.

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2) Consolidated Financial Statements

For a list of Consolidated Financial Statements, see “Index to Consolidated Financial Statements” incorporated herein by reference.

(a)(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2021.)
4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021)
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021
10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022.)
10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)
10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)
10.4†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)
10.5	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)
10.6	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)
10.7†	Retention Agreement dated September19, 2023 between Natural Gas Services Group, Inc. and James Hazlett (Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023.)

10.8†	Employment Agreement between Brian L. Tucker and Natural Gas Services Group, Inc. dated October 9, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023.)
10.9†	Employment Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024.)
10.10†	Employee Non-Compete Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024.)
10.11 †	Employee Proprietary Rights Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024.)
10.12*†	Form of Restricted Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended.
10.13*†	Form of Performance Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended.
*21.1	Subsidiaries of the registrant
*23.1	Consent of Ham, Langston & Brezina L.L.P.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Natural Gas Services Group, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

April 1, 2024	By:	/s/ Justin C. Jacobs
Justin C. Jacobs
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin Jacobs and John Bittner, jointly and severally, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen C. Taylor	Chairman of the Board of Directors	April 1, 2024
Stephen C. Taylor

/s/ John Bittner	Interim Chief Financial Officer (Principal Accounting Officer)	April 1, 2024
John Bittner

/s/ Don Tringali	Director	April 1, 2024
Don Tringali

/s/ Nigel J. Jenvey	Director	April 1, 2024
Nigel J. Jenvey

/s/ David L. Bradshaw	Director	April 1, 2024
David L. Bradshaw

/s/ Georganne Hodges	Director	April 1, 2024
Georganne Hodges

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2023 and 2022, and related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Ham, Langston & Brezina LLP

Houston, Texas
April 1, 2024

We have served as the Company's auditor since 2022.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,746	$3,372
Trade accounts receivable, net of allowance for doubtful accounts of $823 and $338, respectively	39,186	14,668
Inventory, net of allowance for obsolescence of $2,836 and $0, respectively	21,639	23,414
Federal income tax receivable	11,538	11,538
Prepaid expenses and other	1,162	1,155
Total current assets	76,271	54,147
Long-term inventory, net of allowance for obsolescence of $1,168 and $120, respectively	701	1,557
Rental equipment, net of accumulated depreciation of $191,745 and $177,729, respectively	373,649	246,450
Property and equipment, net of accumulated depreciation of $17,649 and $16,981, respectively	20,550	22,176
Intangibles, net of accumulated amortization of $2,384 and $2,259, respectively	775	900
Other assets	6,783	3,016
Total assets	$478,729	$328,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,628	$6,481
Accrued liabilities	15,085	23,918
Total current liabilities	32,713	30,399
Credit facility	164,000	25,000
Deferred income tax liability	41,636	39,798
Other long-term liabilities	4,486	2,973
Total liabilities	242,835	98,170
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,688 and 13,519 shares issued, respectively	137	135
Additional paid-in capital	116,480	115,411
Retained earnings	134,281	129,534
Treasury shares, at cost, 1,310 shares	(15,004)	(15,004)
Total stockholders' equity	235,894	230,076
Total liabilities and stockholders' equity	$478,729	$328,246

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)

	Year Ended December 31,
	2023	2022
Revenue:
Rental income	$106,159	$74,465
Sales	8,921	8,568
Aftermarket services	6,087	1,792
Total revenue	121,167	84,825
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	48,877	37,750
Cost of sales, exclusive of depreciation stated separately below	8,919	7,650
Cost of aftermarket services, exclusive of depreciation stated separately below	4,658	957
Selling, general and administrative expenses	16,457	13,642
Depreciation and amortization	26,550	24,116
Impairment expense	779	—
Inventory allowance	3,965	83
Retirement of rental equipment	505	196
Total operating costs and expenses	110,710	84,394
Operating income	10,457	431
Other income (expense):
Interest expense	(4,082)	(364)
Other income (expense)	245	(108)
Total other expense, net	(3,837)	(472)
Income (loss) before income taxes:	6,620	(41)
Provision for income taxes:
Current	(35)	(17)
Deferred	(1,838)	(511)
Total income tax expense	(1,873)	(528)
Net income (loss)	$4,747	$(569)
Earnings (loss) per share:
Basic	$0.39	$(0.05)
Diluted	$0.38	$(0.05)
Weighted average shares outstanding:
Basic	12,316	12,305
Diluted	12,383	12,305
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, December 31, 2021	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Compensation expense on common stock options	—	—	—	—	255	—	—	—	255
Issuance of restricted stock	—	—	125	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	1	1,654	—	—	—	1,655
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(515)	—	—	—	(515)
Purchase of treasury shares	—	—	—	—	—	—	535	(6,660)	(6,660)
Net loss	—	—	—	—	—	(569)	—	—	(569)
BALANCES, December 31, 2022	—	—	13,519	135	115,411	129,534	1,310	(15,004)	230,076
Compensation expense on common stock options	—	—	—	—	97	—	—	—	97
Issuance of restricted stock	—	—	169	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	2	1,955	—	—	—	1,957
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(983)	—	—	—	(983)
Net income	—	—	—	—	—	4,747	—	—	4,747
BALANCES, December 31, 2023	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,747	$(569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,550	24,116
Amortization of debt issuance costs	425	48
Deferred taxes	1,838	511
Gain on disposal of assets	(481)	(250)
Impairment expense	779	—
Retirement of rental equipment	505	196
Provision for credit losses	492	—
Inventory allowance	3,965	83
Stock-based compensation	2,054	1,910
Loss on company owned life insurance	235	389
Changes in operating assets and liabilities:
Trade accounts receivables	(25,010)	(4,279)
Inventory	(669)	(4,143)
Prepaid income taxes and prepaid expenses	(7)	(250)
Accounts payable and accrued liabilities	2,436	10,033
Other	174	(31)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,033	27,764
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(153,943)	(65,122)
Purchase of company owned life insurance	(422)	(329)
Proceeds from sale of property and equipment	477	372
NET CASH USED IN INVESTING ACTIVITIES	(153,888)	(65,079)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from line of credit	139,000	25,000
Payments of other long term liabilities	(95)	(3)
Payments of debt issuance costs	(2,693)	(77)
Purchase of treasury shares	—	(6,660)
Taxes paid related to net share settlement of equity awards	(983)	(515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,229	17,745
NET CHANGE IN CASH AND CASH EQUIVALENTS	(626)	(19,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,372	22,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,746	$3,372
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,053	$276
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$665	$—
Right of use asset acquired through a finance lease	$1,146	$—
Right of use asset acquired through an operating lease	$63	$229

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a leading provider of natural gas compression equipment and services to the energy industry. We rent, operate and maintain natural gas compressors and related equipment. We also design, fabricate and manufacture compressor units both for sale and rental to our customers. NGS is headquartered in Midland, Texas, with a fabrication facility located in Tulsa, Oklahoma, a rebuild shop in Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S. The Company was formed on December 17, 1998.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include fixed asset lives, provision for credit losses and the allowance for inventory obsolescence. Additionally, NGS conducts a yearly review of impairment of long-lived assets. Throughout the review, determining factors are based on estimates that can significantly impact the carrying value of these assets. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash Equivalents and Financial Instruments

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents. At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Accounts Receivable

Our trade receivables consist of customer obligations for the sale of compressors and flare systems due under normal trade terms, and operating leases for the use of our natural gas compressors. The receivables are not collateralized except as provided for under lease agreements. However, we typically require deposits of as much as 50% or use of progress payments for large custom sales contracts. We perform ongoing credit evaluations of our customers and adjust credit limits based on management's assessment of the customer's financial condition and payment history, as well as industry conditions and general economic conditions. We continuously monitor collections and payments from our customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. The provision for credit losses was $0.8 million and $0.3 million at December 31, 2023 and 2022, respectively. Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

A summary of our allowance for credit losses is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$338	$1,129
Accruals	492	—
Write-offs	(7)	(791)
Ending balance	$823	$338

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors and flare systems to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor or flare during the rental contract. Our rental contracts typically range from six to 60 months. Our revenue is recognized over time, with equal monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance with ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors, flare systems and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. Our sales revenue is recognized in accordance with ASC 606.

Custom/fabricated compressors - The Company designs and fabricates compressors based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor is completed and shipped, or in accordance with a bill and hold arrangements the customer accepts title and assumes the risk and rewards of ownership. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as a contract liability on the Deferred Income line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

Parts - Revenue is recognized after the customer obtains control of the parts. Control is passed either by the customer taking physical possession or the parts being shipped. The amount of revenue recognized is not adjusted for expected returns, as our historical part returns have been de minimis.

Exchange or rebuild customer owned compressors - Based on the contract, the Company will either exchange a new/rebuilt compressor for the customer’s malfunctioning compressor or rebuild the customer’s compressor. Revenue is recognized after control of the replacement compressor has transferred to the customer based on the terms of the contract, i.e., by physical delivery, delivery and installment, or shipment of the compressor.

Used compressors or flares - From time to time, a customer may request to purchase a used compressor out of our rental fleet. Revenue from the sale of rental equipment is recognized when the control has passed to the customer based on the terms of the contract, i.e. when the customer has taken physical possession or the equipment has been shipped.

Aftermarket Service Revenue. The Company provides routine or call-out services on customer owned equipment. Revenue is recognized after services in the contract are rendered.

Payment terms for sales revenue and aftermarket services revenue discussed above are generally 30 to 60 days although terms for specific customers can vary. Also, the transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the years ended:

	Year Ended December 31,
	2023	2022
	(in thousands)
Compressors - sales	$1,800	$3,601
Flares - sales	87	239
Other (Parts/Rebuilds) - sales	7,034	4,728
Aftermarket services	6,087	1,792
Total revenue from contracts with customers	15,008	10,360
Add: ASC 842 rental revenue	106,159	74,465
Total revenue	$121,167	$84,825

Contract Balances

As of December 31, 2023 and 2022, we had the following receivables and deferred income from contracts with customers:

	December 31,
	2023	2022
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$7,138	$4,353
Accounts receivable - ASC 842	32,871	10,653
Total Accounts Receivable	40,009	15,006
Less: Allowance for doubtful accounts	(823)	(338)
Total Accounts Receivable, net	$39,186	$14,668

Deferred income	$418	$37

The Company recognized less than $0.1 million in revenue for the year ended December 31, 2023, that was included in accrued liabilities at the beginning of 2023. For the period ended December 31, 2022, the Company recognized revenue of $1.3 million from amounts related to sales that were included in deferred income at the beginning of 2022.

The increases (decreases) in accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2023, the Company had $0.4 million of revenue related to unsatisfied performance obligations.

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
Major Customers and Concentration of Credit Risk

Sales and rental income from Occidental Permian, LTD. ("Oxy") in 2023 and 2022 amounted to 50% and 42% of revenue, respectively. No other single customer accounted for more than 10% of our revenues in 2023 and 2022. Oxy's accounts receivable balances amounted to 64% and 55% of our accounts receivable as of December 31, 2023 and 2022, respectively. No other customers amounted to more than 10% of our accounts receivable as of December 31, 2023 and 2022.

Inventory

Inventory (current and long-term) is valued at the lower of cost and net realizable value. The cost of inventories is determined by the weighted average method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. The Company assesses anticipated customer demand based on current and upcoming capital expenditure budgets of its major customers as well as other significant companies in the industry, along with oil and natural gas price forecasts and other factors affecting the industry. In addition, our long-term inventory consists of raw materials and replacement parts that remain useable but which the Company does not expect to sell or use within the next year.

Rental Equipment and Property and Equipment

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to the fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has estimated useful lives between 15 and 25 years, while our property and equipment has estimated useful lives which ranges from 3 to 39 years. The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue.

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

Sales of equipment out of the rental fleet are included with sales revenue and cost of sales, while retirements of units are shown a separate operating expense. Gains and losses resulting from sales and dispositions of other property and equipment are included within selling, general, and administrative expenses. Maintenance and repairs are charged to cost of rentals as incurred.

Intangibles

At December 31, 2023 and 2022, NGS had intangible assets, which relate to developed technology and a trade name. Developed technology is amortized on a straight-line basis with a useful life of 20 years, with a weighted average remaining life of approximately four years as of December 31, 2023. NGS has an intangible asset related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005. This asset is not being amortized as it has been deemed to have an indefinite life.

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

Warranty

When warranted, we accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known. There was no warranty reserve as of December 31, 2023 and 2022.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have no uncertain tax positions as of December 31, 2023.

Our policy regarding income tax interest and penalties is to expense those items as other expense.

Capitalized Interest

Effective January 1, 2023, the Company began capitalizing interest from external borrowings on significant expenditures for the fabrication of its natural gas compressor equipment until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. For the year ended December 31, 2023, the Company capitalized interest totaling approximately $5.5 million.

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

Management believes that the fair value of our cash and cash equivalents, trade receivables, and accounts payable at December 31, 2023 and 2022 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates. The company considered the borrowings under the credit facility to approximate fair value based upon borrowing rates currently available to us for loans with similar terms (level 2).

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

We are engaged in the business of designing and fabricating compressors. Our compressors are sold and rented to our customers. In addition, we provide aftermarket services on compressors in our fleet and to third parties. These business activities are similar in all geographic areas. Historically, our manufacturing process has been essentially the same for the entire Company and has been performed in-house at our facilities in Midland, Texas and Tulsa, Oklahoma. Increasingly, however, we have contracted with third party fabricators to assemble our larger horsepower natural gas compressors. Our customers primarily consist of entities in the business of producing oil and natural gas. The maintenance and service of our products is consistent across the entire Company and is performed via an internal fleet of vehicles. The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to ASC Topic 326 require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. For companies that qualify as smaller reporting companies, the amendments in this update are effective for interim and annual periods beginning after January 1, 2023. As of January 1, 2023 we adopted ASU 2016-13. The standard did not materially affect our consolidated financial statements and note disclosures.

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023- 09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements or disclosures.

3.  Inventory

Our inventory, net of allowance for obsolescence of $4.0 million and $0.1 million at December 31, 2023 and 2022, respectively, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Inventory, net of allowance for obsolescence of $2,836 and $0, respectively	$20,227	$21,354
Work-in-process	1,412	2,060
Inventory current	21,639	23,414
Raw materials - long term (net of allowances of $1,168 and $120, respectively)	701	1,557
Inventory total	$22,340	$24,971

Our long-term inventory consists of raw materials that remain viable but which the Company does not expect to sell or use within the next year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future. For the year ended December 31, 2023, our provision for excess and obsolete inventory totaled $4.0 million. The majority of this amount was due to a 2023 charge related to the company's decision to cease future compressor fabrication at our Midland facility, which reduced the expected future demand of certain inventory items held at this facility.

A summary of our inventory allowance is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$120	$64
Additions	3,965	83
Write-offs	(81)	(27)
Ending balance	$4,004	$120

4.  Rental Equipment, Property and Equipment

Rental Equipment

Our rental equipment and associated accumulated depreciation as of December 31, 2023 and 2022, respectively, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Compressor units	$514,527	$387,145
Work-in-progress	50,867	37,034
Rental equipment	565,394	424,179
Accumulated depreciation	(191,745)	(177,729)
Rental equipment, net of accumulated depreciation	$373,649	$246,450

Our rental equipment has an estimated useful life between 15 and 25 years. Depreciation expense for rental equipment was $24.0 million and $21.9 million for the years ended December 31, 2023 and 2022, respectively.

Retirement of Rental Equipment

Management routinely reviews the Company's inventory of rental equipment for retirement or obsolescence. During 2023, management reviewed the rental fleet to determine which units were not of the type, configuration, make or model that our customers are demanding or that were not cost efficient to refurbish, maintain and/or operate. As a result of this review, we recorded a $0.5 million loss on retirement of rental equipment during the year ended December 31, 2023.

During our review of our rental compressor units in 2022, we recorded a $0.2 million loss on retirement of rental equipment.

Property and Equipment

Property and equipment consists of the following at December 31, 2023 and 2022:

		December 31,
	Useful Lives (Years)	2023	2022
		(in thousands)
Land	—	$1,680	$1,680
Building	39	19,140	19,166
Leasehold improvements	39	1,295	1,218
Office equipment and furniture	5	2,039	2,016
Software	5	573	573
Machinery and equipment	7	4,113	4,052
Vehicles	3	8,770	9,858
Work-in-progress		589	594
Total		38,199	39,157
Less accumulated depreciation		(17,649)	(16,981)
Total		$20,550	$22,176

Depreciation expense for property and equipment was $2.4 million and $2.1 million for the year ended December 31, 2023 and 2022, respectively.

Depreciation Expense by Product Line

The following table depicts annual depreciation expense associated with each product line as well as our corporate activities at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Rentals	$25,507	$23,243
Sales	260	275
Service & Maintenance	89	33
Corporate	569	440
Total	$26,425	$23,991
5.  Rental Activity

We rent natural gas compressor packages to entities in the petroleum industry. These rental arrangements are classified as operating leases and generally have original terms of six months to sixty months and continue on a month-to-month basis thereafter.

Future minimum rent payments for arrangements not on a month-to-month basis at December 31, 2023, are as follows:

Years Ending December 31,	(in thousands)
2024	$71,965
2025	54,402
2026	41,127
2027	32,650
2028	18,463
Thereafter	—
Total	$218,607

6. Leases

The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s operating leases are primarily related to property leases for its field offices. The Company's operating leases have remaining lease terms of one to eight years. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option. The company's finance leases are primarily related to vehicles used in our rental business. The company's finance leases have lease terms of 3 years.

The Company's lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments. The following table reflects the amounts related to leases that are recorded on our consolidated balance sheets as of December 31, 2023 and 2022:

	Classification on Consolidated	December 31,
	Balance Sheets	2023	2022
		($ in thousands)
Operating lease assets	Other assets	$210	$349
Finance lease assets	Other assets	$1,045	$—

Current lease liabilities	Accrued liabilities	$58	$155
Current lease liabilities	Accrued liabilities	307	—
Non-current lease liabilities	Other long-term liabilities	173	194
Non-current lease liabilities	Other long-term liabilities	723	—
Total lease liabilities		$1,261	$349

Weighted average remaining lease term in years		3.1	4.5
Implicit Rate		9.1%	5.2%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the years ended December 31, 2023 and December 31, 2022 were approximately $0.5 million and $0.4 million respectively.

	December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating lease cost (1) (2)	$485	$384
Finance lease cost	$95	$—

(1)    Lease costs are classified on the Consolidated Statements of Operations in cost of sales, cost of compressors and selling, general and administrative expenses.
(2)     Includes costs of $0.3 million for leases with terms of 12 months or less and $0.2 million for leases with terms greater than 12 months for the year ended December 31, 2023. Includes costs of $0.2 million for leases with terms of 12 months or less and $0.2 million for leases with terms greater than 12 months for the year ended December 31, 2022.

The following table shows the future maturities of lease liabilities:

Year Ending December 31,	Lease Liabilities
(in thousands)
2024	$437
2025	419
2026	328
2027	38
2028	38
Thereafter	16
Total lease payments	1,276
Less: Imputed interest	(15)
Total	$1,261

Rent expense under such leases was $0.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

7.  Intangibles

At December 31, 2023 and 2022, the Company had intangible assets, which relate to developed technology and a trade name. Amortization expense recognized in each of the years ending December 31, 2023 and 2022 was $0.1 million. Estimated amortization expense for 2024 is approximately $0.1 million. The Company has an intangible asset with a gross carrying value of $0.7 million at December 31, 2023, related to the trade name of SCS which was acquired in our acquisition of Screw Compression Systems in January 2005. This asset is not being amortized as it has been deemed to have an indefinite life.

The following table represents the identified intangible assets by major asset class (in thousands):

		December 31, 2023			December 31, 2022
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed Technology	20	$2,505	$2,384	$121	$2,505	$2,259	$246
Trade Name	Indefinite	654	—	654	654	—	654
Total		$3,159	$2,384	$775	$3,159	$2,259	$900

Our policy is to review intangibles that are being amortized for impairment when indicators of impairment are present. In addition, it is our policy to review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon our analysis, we experienced no impairment of intangible assets during the years ended December 31, 2023 or 2022.

8. Credit Facility
On May 11, 2021, we entered into a five-year senior secured revolving credit agreement ("Credit Agreement") with Texas Capital Bank, National Association (the "Lender") with an initial commitment of $20 million and an accordion feature that would increase the maximum commitment to $30 million, subject to collateral availability. On December 12, 2022, we entered into a First Amendment to the Credit Agreement (the "First Amendment") to increase the maximum commitment to $30 million. We also have a right to request from the Lender, on an uncommitted basis, an increase of up to $30 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $50 million. The maturity date of the Credit Agreement was May 11, 2026. The obligations under the Credit Agreement were secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. At December 31, 2022, we had $25.0 million outstanding under the Credit Agreement with a weighted average interest rate of 7.32%.

On February 28, 2023, we replaced our Credit Agreement by entering into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with Texas Capital Bank, as administrative agent (the “Lender”), TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175 million as of the closing date. Subject to collateral availability, we also have a right to request from the Lender, on an uncommitted basis, an increase of up to $125 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $300 million. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. In connection with the amendment we agreed to pay fees of $2.0 million (representing fees equal to 1.39% of the $145 million increase in the commitment) and reimburse the lenders for their expenses. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on a variety of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment.

On November 14, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") with the Lender and certain other lenders to (i) increase the lender commitment from $175 million to $225 million, and (ii) to add First-Citizens Bank & Trust Company as a new lender to the facility. In connection with the Amendment, we agreed to pay fees of $0.6 million (representing fees equal to 1.125% of the $50 million increase in the commitment) and reimburse the lenders for their expenses. As of December 31, 2023, we were in compliance with all financial covenants in our credit agreement. At December 31, 2023, we had $164.0 million outstanding under our Amended and Restated Credit Agreement at a weighted average interest rate of 9.40%. At December 31, 2023, we had approximately $56.0 million of availability under the Amended and Restated Credit Agreement.

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

Events of Default and Acceleration. The Amended and Restated Credit Agreement contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Amended and Restated Credit Agreement and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1.0 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1.0 million; certain ERISA events; certain change in control events and the defectiveness of any liens. Obligations outstanding under the Amended and Restated Credit Agreement may be accelerated upon the occurrence of an event of default.

9.  Income Taxes

The provision for income taxes for the years ended December 31, 2023 and 2022, consists of the following (in thousands):

	2023	2022
Current expense
State expense	$(35)	$(17)
Total current expense	(35)	(17)
Deferred (expense) benefit:
Federal expense	(1,940)	(857)
State benefit	102	346
Total deferred expense	(1,838)	(511)
Total expense	$(1,873)	$(528)

The effective tax rate for the years ended December 31, 2023 and 2022, differs from the statutory rate as follows:

	2023	2022
Statutory rate	21.0%	21.0%
State and local taxes	(1.3)%	812.2%
Stock based compensation	0.7%	(58.5)%
Nondeductible compensation	8.2%	(1,846.3)%
Other	(0.3)%	(217.1)%
Effective rate	28.3%	(1,288.7)%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019 and filed carryback claims for these losses to the preceding five years. Accordingly, as of March 31, 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred tax liability of $10.1 million on its balance sheet. During the third quarter of 2020, the Company received refunds corresponding to the 2018 NOL carryback, leaving a balance in the federal income tax receivable of $11.5 million at December 31, 2023.

In conjunction with the $11.5 million income tax refund claim, on March 8, 2023, the Company received a notice from the Internal Revenue Service that its 2015, 2016, 2017 and 2019 income tax returns were selected for examination.

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of December 31, 2023 and 2022, are as follows (in thousands):

	2023	2022
Deferred income tax assets:
Net operating loss	$22,190	$6,391
Research and development credits	1,313	1,338
Stock compensation	153	121
Interest expense	991	—
Inventory reserves	893	—
Deferred compensation	792	617
Other	285	354
Total deferred income tax assets	26,617	8,821
Deferred income tax liabilities:
Property and equipment	(68,110)	(48,427)
Goodwill and other intangible assets	(143)	(192)
Total deferred income tax liabilities	(68,253)	(48,619)
Net deferred income tax liabilities	$(41,636)	$(39,798)

As of December 31, 2023, the Company had NOL carryforwards for federal income tax purposes of $96.0 million, which may be carried forward indefinitely and can offset up to 80% of future taxable income in any given year. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code ("IRC"), could limit the amount of NOL carryforwards used in any one year. In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years).

We account for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company assessed whether it had any uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2023 and 2022.

Our policy regarding income tax interest and penalties is to expense those items as incurred. During the years ended December 31, 2023 and 2022, there were no significant income tax interest or penalty items in the statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015.

10. Deferred Compensation Plans

Effective January 1, 2016, the Company established a non-qualified deferred compensation plan for executive officers, directors and certain eligible employees. The assets of the deferred compensation plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The plan allows for deferral of up to 90% of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. A Company owned life insurance policy held in a rabbi trust is utilized as a source of funding for the plan. The cash surrender value of the life insurance policy is $3.0 million and $2.4 million as of December 31, 2023 and 2022, respectively, with a loss related to the policy of $(0.2) million and $(0.4) million reported in other income in our consolidated statement of operations for the year ended December 31, 2023 and 2022, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The deferred obligation to pay the deferred compensation and the deferred director fees is adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $3.6 million and $2.8 million as of December 31, 2023 and 2022, respectively. The deferred obligation is included in other long-term liabilities in the consolidated balance sheets.

For deferrals of restricted stock units, the plan does not allow for diversification, therefore, distributions are paid in shares of our common stock and the obligation is carried at grant value. As of December 31, 2023 and 2022, respectively, we have none and 3,138 unvested restricted stock units being deferred. As of December 31, 2023 and 2022, respectively we have released and issued 191,700 and 188,562 shares to the deferred compensation plan with a value of $2.7 million and $2.6 million, respectively.

11.  Stockholders' Equity

Preferred Stock

We have a total of 5.0 million authorized preferred shares which may be issued in series with rights and preferences as designated by the Board of Directors. As of December 31, 2023 and 2022, there were no issued or outstanding preferred shares.

12. Stock-Based and Other Long-Term Incentive Compensation

Restricted Stock

 On June 20, 2019, at our annual meeting of shareholders, our shareholders approved the 2019 Equity Incentive Plan for restricted shares/units, stock options and other equity awards which reserved for issuance up to 500,000 shares of common stock in connection with awards. On June 16, 2022, at our annual meeting of shareholders, our shareholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for issuance under the plan by 650,000 shares of common stock. As of December 31, 2023, we had outstanding awards of 133,898 shares under the Equity Incentive Plan that may vest over the next three years. As of December 31, 2023, 405,833 shares were still available for issuance under the Equity Incentive Plan.

On April 26, 2022, 4,212 shares of restricted common stock were awarded to each of our four independent Board members. The restricted stock issued to our directors vests in one year from the date of grant. On August 15, 2022, the Compensation Committee awarded 32,040 shares of restricted common stock to two executive officers that vest ratably over three years, beginning on April 25, 2023. In addition, on August 15, 2022, the Compensation Committee awarded 60,839 shares of restricted common stock to Mr. Stephen Taylor, our Interim Chief Executive Officer. The restricted shares granted to Mr. Taylor vested in full on June 30, 2023. On April 25, 2023, the Compensation Committee awarded 27,840 shares of restricted stock to our Chief Technical Officer that vest ratably over three years, beginning on April 25, 2024. Pursuant to the Retirement Agreement dated May 17, 2022, between the Company and Mr. Taylor, our Interim Chief Executive Officer, on April 25, 2023, the Compensation Committee awarded 58,790 fully vested shares of common stock to Mr. Taylor. On May 9, 2023, the Compensation Committee awarded each of our four independent Board members 9,470 restricted stock units. These restricted stock units vest one year from the date of grant. On June 30, 2023, Stephen C. Taylor was granted restricted stock units for 10,101 and 10,101 shares of common stock that will vest immediately and one year from the date of grant, respectively. On October 8, 2023, the Compensation Committee awarded 6,361 restricted stock units to Brian Tucker, our Chief Operating Officer. These units will vest ratably over three years beginning on October 9, 2024. On October 26, 2023, the compensation committee awarded 4,623 restricted stock units to an independent director. These units vest one year from the date of the grant.

Compensation expense related to the restricted shares was approximately $2.0 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was a total of approximately $0.7 million of unrecognized compensation expense related to the unvested portion of these restricted shares/units. This expense is expected to be recognized over the next three years.

A summary of all restricted stock/unit activity as of December 31, 2022 and 2023 and changes during the years then ended are presented below.

	Number of Shares	Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	276,319	$9.67	1.77	$2,893
Granted	126,662	$10.21	—	$1,294
Vested	(152,134)	$10.99	—	$1,778
Outstanding, December 31, 2022	250,847	$9.14	1.42	$2,681
Granted	164,640	$10.65	—	$1,754
Vested	(267,232)	$9.22	—	$2,683
Canceled/Forfeited	(14,357)	$10.04	—	$158
Outstanding, December 31, 2023	133,898	$10.66	1.57	$1,813

Other Long-Term Incentive Compensation

On April 28, 2020, the Compensation Committee issued a long-term incentive award of $1.1 million to an executive officer that vests in equal, annual tranches over three years. At the time of vesting, each tranche was paid in cash. On March 18, 2021, the Compensation Committee issued a long-term incentive award of $1.0 million to an executive officer that vests in equal, annual tranches over three years. On March 18, 2021, we issued a $50,000 award to each of our three independent Board members. On April 1, 2021, we issued a $50,000 award to a newly appointed independent Board member. These awards vest one year from the date of grant and were paid in cash upon vesting. On April 26, 2022, we issued a $50,000 award to each of our four independent Board members. These awards vest one year from the date of grant and were paid in cash upon vesting. The Company accounts for these other long-term incentive awards as liabilities under accrued liabilities on our consolidated balance sheet. The vesting of these awards is subject to acceleration upon certain events, such as (i) death or disability of the recipient, (ii) certain circumstances in connection with a change of control of the Company, (iii) for executive officers, termination without cause (as defined in the agreement), and (iv) for executive officers, resignation for good reason (as defined). Total compensation expense related to these other long-term incentive awards was approximately $0.4 million and $1.0 million respectively for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022 respectively there was a total of $0.0 million and $0.7 million of unrecognized compensation expense related to these other long-term incentive awards which is expected to be recognized over the next year.

1998 Stock Option Plan

Our 1998 Stock Option Plan as amended, which is stockholder approved, permits the granting of stock options to its employees for up to 1.0 million shares of common stock. We believe that such awards align the interests of our employees with our stockholders. Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest in equal increments over three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan). The last date that grants can be made under the Stock Option Plan is February 28, 2026. As of December 31, 2023, 415,085 shares were still available to be granted under the Stock Option Plan.

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

Weighted average Black -Scholes fair value assumption during the year ended December 31, are as follows:	2023	2022
Risk free rate	3.99%	2.99%
Expected life	6.5	2.67
Expected volatility	47%	54.5%
Expected dividend yield	—%	—%

During the year ended December 31, 2023, and 2022, we made 6,000 and 215,000 stock option grants, respectively.

A summary of all option activity as of December 31, 2022 and 2023 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding December 31, 2021	200,834	$21.17	4.83	$—
Granted	215,000	$16.07	—	$—
Canceled/Forfeited	(200,750)	$(18.09)	—	$—
Expired	(13,500)	$13.29	—	$—
Outstanding, December 31, 2022	201,584	$19.32	3.90	$—
Granted	6,000	$9.80	—	$1
Canceled/Forfeited	(39,833)	$16.33	—	$11
Expired	(38,000)	$16.28	—	$—
Outstanding, December 31, 2023	129,751	$20.59	4.10	$274
Exercisable, December 31, 2023	105,416	$22.85	3.08	$146

The weighted average grant date fair value of options granted during 2023 and 2022 was $5.11 and $4.24 per option respectively. There were no option exercises in either 2023 or 2022.

The following table summarizes information about our stock options outstanding at December 31, 2023:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	51,667	8.25	$10.77	27,332	$10.76
$22.01-$26.00	28,667	1.28	$22.90	28,667	$22.90
$26.01-$30.00	19,750	3.13	$28.15	19,750	$28.15
$30.01-$30.41	29,667	0.22	$30.41	29,667	$30.41
	129,751	4.10	$20.59	105,416	$22.85

The summary of the status of our unvested stock options as of December 31, 2023, and changes during the year then ended is presented below.

Unvested stock options:	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	39,000	$10.95
Granted	6,000	$9.80
Vested	(14,998)	$10.90
Canceled/Forfeited	(5,667)	$10.58
Unvested at December 31, 2023	24,335	$10.79

We recognized stock compensation expense from stock options of $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $0.1 million of unamortized compensation cost related to unvested stock options.

13. Earnings (loss) per Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock and common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$4,747	$(569)
Denominator for basic net earnings (loss) per common share:
Weighted average common shares outstanding	12,316	12,305
Denominator for diluted net income (loss) per share:
Weighted average common shares outstanding	12,316	12,305
Dilutive effect of stock options and restricted shares	67	—
Diluted weighted average shares	12,383	12,305
Earnings (loss) per common share:
Basic	$0.39	$(0.05)
Diluted	$0.38	$(0.05)

In the year ended December 31, 2022, 250,847 restricted stock/units and 201,584 stock options were not included in the computation of diluted loss per share due to their antidilutive effect. In the year ended December 31, 2023, 10,984 restricted stock/units and 129,751 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect.

14. Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022

Accrued purchases	$8,629	$17,763
Accrued compensation	2,137	4,472
Accrued other	4,319	1,683

Total	$15,085	$23,918

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

16.  Related Party

During the year ended December 31, 2023, we sold $0.9 million of compressor components to N-G Joint Venture, LLC our 14% joint venture. As of December 31, 2023, we had accounts receivable of $0.2 million with N-G.

During the year ended December 31, 2023, we paid $0.3 million to Mill Road Capital, a large shareholder, for expense reimbursements related to our cooperation agreement.

17.  Subsequent Events

On February 1, 2024, the Company announced that it had appointed Justin Jacobs as Chief Executive Officer, effective February 12, 2024. Mr. Jacobs is a member of our board of directors.