Form 10-Q
period 2024-03-31
NATURAL GAS SERVICES GROUP INC
filed 2024-05-15
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of May 6, 2024 there were 12,437,074 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$5,239	$2,746
Trade accounts receivable, net of allowance for doubtful accounts of $933 and $823, respectively	42,341	39,186
Inventory, net of allowance for obsolescence of $2,836	18,811	21,639
Federal income tax receivable	11,512	11,538
Prepaid expenses and other	938	1,162
Total current assets	78,841	76,271
Long-term inventory, net of allowance for obsolescence of $1,168	879	701
Rental equipment, net of accumulated depreciation of $197,780 and $191,745, respectively	377,999	373,649
Property and equipment, net of accumulated depreciation of $18,061 and $17,649, respectively	20,071	20,550
Intangibles, net of accumulated amortization of $2,415 and $2,384, respectively	744	775
Other assets	7,642	6,783
Total assets	$486,176	$478,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,431	$17,628
Accrued liabilities	11,995	15,085
Total current liabilities	24,426	32,713
Long-term debt	172,000	164,000
Deferred income tax liability	43,092	41,636
Other long-term liabilities	5,392	4,486
Total liabilities	244,910	242,835
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,694 and 13,688 shares issued, respectively	137	137
Additional paid-in capital	116,754	116,480
Retained earnings	139,379	134,281
Treasury shares, at cost, 1,310 shares	(15,004)	(15,004)
Total stockholders' equity	241,266	235,894
Total liabilities and stockholders' equity	$486,176	$478,729
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue:
Rental income	$33,734	$22,723
Sales	2,503	2,992
Aftermarket services	670	905
Total revenue	36,907	26,620
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	13,114	11,645
Cost of sales, exclusive of depreciation stated separately below	2,180	3,237
Cost of aftermarket services, exclusive of depreciation stated separately below	500	609
Selling, general and administrative expenses	4,702	4,562
Depreciation and amortization	7,087	6,165
Retirement of rental equipment	5	—
Total operating costs and expenses	27,588	26,218
Operating income	9,319	402
Other income (expense):
Interest expense	(2,935)	—
Other income, net	193	118
Total other income (expense), net	(2,742)	118
Income before provision for income taxes	6,577	520
Income tax (expense) benefit	(1,479)	(150)
Net income	$5,098	$370
Earnings per share:
Basic	$0.41	$0.03
Diluted	$0.41	$0.03
Weighted average shares outstanding:
Basic	12,380	12,213
Diluted	12,465	12,354

See accompanying notes to these unaudited condensed consolidated financial statements.

	NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2023	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Compensation expense on common stock options	—	—	—	—	22	—	—	—	22
Issuance of restricted stock	—	—	29	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	465	—	—	—	465
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(184)	—	—	—	(184)
Net income	—	—	—	—	—	370	—	—	370
BALANCES, March 31, 2023	—	$—	13,548	$135	$115,714	$129,904	1,310	$(15,004)	$230,749

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2024	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Compensation expense on common stock options	—	—	—	—	29	—	—	—	29
Compensation expense on restricted common stock	—	—	—	—	245	—	—	—	245
Taxes paid related to net shares settlement of equity awards	—	—	6	—	—	—	—	—	—
Net income	—	—	—	—	—	5,098	—	—	5,098
BALANCES, March 31, 2024	—	$—	13,694	$137	$116,754	$139,379	1,310	$(15,004)	$241,266
    See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,098	$370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,087	6,165
Amortization of debt issuance costs	150	52
Deferred income tax expense	1,456	148
Stock-based compensation	274	487
Bad debt allowance	110	48
Gain on sale of assets	—	(25)
Retirement of rental equipment	5	—
Loss (gain) on company owned life insurance	(184)	(18)
Changes in operating assets and liabilities:
Trade accounts receivables	(3,265)	(351)
Inventory	2,650	(986)
Prepaid expenses and prepaid income taxes	250	497
Accounts payable and accrued liabilities	(7,962)	11,574
Deferred income	(418)	77
Other	358	184
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,609	18,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(10,932)	(47,792)
Purchase of company owned life insurance	(9)	(50)
NET CASH USED IN INVESTING ACTIVITIES	(10,941)	(47,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	8,000	36,011
Payments of other long-term liabilities, net	(175)	(36)
Payments of debt issuance costs	—	(2,131)
Taxes paid related to net share settlement of equity awards	—	(184)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,825	33,660
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,493	4,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,746	3,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,239	$7,412
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,220	$855
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$—	$708
Right of use asset acquired through a finance lease	$532	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a leading provider of natural gas compression equipment and services to the energy industry. We rent, service and maintain natural gas compressors and related equipment. We also design, fabricate and manufacture compressor units both for sale and rental to our customers. NGS is headquartered in Midland, Texas, with a fabrication facility located in Tulsa, Oklahoma, a rebuild shop in Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S. The Company was formed on December 17, 1998.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC, which owns the Company's headquarter office building and the rabbi trust associated with the Company's deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2024 and the results of our operations for the three months ended March 31, 2024 and 2023 not misleading. Some adjustments may cause the prior year number in these financial statements to differ from the prior year interim financial statements. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

Revenue Recognition Policy

Revenue is measured based on the consideration and terms specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our Consolidated Statements of Operations.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Rental Revenue. The Company generates revenue from renting compressors to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (ASC 842), may also include a fee for servicing the compressor during the rental contract. Our rental contracts typically range from six to 60 months. Our revenue is recognized over time, with monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. In accordance with ASC 842 – Leases, we have applied the practical expedient ASC 842-10-15-42A, which allows the Company to combine lease and non-lease components.

Sales Revenue. The Company generates revenue by the sale of custom/fabricated compressors and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. Our sales revenue is recognized in accordance with ASC 606.

Custom/fabricated compressors - The Company designs and fabricates compressors based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor is completed and shipped, or in accordance with a bill and hold arrangement, in which the customer accepts title and assumes the risk and rewards of ownership at a specified time. We request some of our customers to make progressive payments as the compressor is being built; these payments are recorded as a contract liability on the Accrued Liability line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

Parts - Revenue is recognized after the customer obtains control of the parts. Control is passed either by the customer taking physical possession or the parts being shipped. The amount of revenue recognized is not adjusted for expected returns, as our historical part returns have been de minimis.

Exchange or rebuild customer owned compressors - Based on the contract, the Company will either exchange a new/rebuilt compressor for the customer’s malfunctioning compressor or rebuild the customer’s compressor. Revenue is recognized after control of the replacement or rebuilt compressor has transferred to the customer based on the terms of the contract, i.e., by physical delivery, delivery and installment, or shipment of the compressor.

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

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Compressors - sales	$1,283	$969
Other (parts/rebuilds) - sales	1,220	2,023
Aftermarket services	670	905
Total revenue from contracts with customers	3,173	3,897
Add: ASC 842 rental revenue	33,734	22,723
Total revenue	$36,907	$26,620

Contract Balances

As of March 31, 2024 and December 31, 2023, we had the following receivables and deferred income from contracts with customers:

	March 31, 2024	December 31, 2023
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,186	$7,138
Accounts receivable - ASC 842	38,088	32,871
Total Accounts Receivable	43,274	40,009
Less: Allowance for doubtful accounts	(933)	(823)
Total Accounts Receivable, net	$42,341	$39,186

Deferred income	$—	$418

The Company recognized sales revenues of $418 thousand for the three months ended March 31, 2024 that was included in accrued liabilities at the beginning of 2024.

The increase in accounts receivable and decrease in deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of March 31, 2024, the Company had no deferred revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of March 31, 2024.

Our policy regarding income tax interest and penalties is to expense those items as interest expense and other expense, respectively.

Capitalized Interest
The Company capitalizes interest from external borrowings on significant expenditures for the fabrication of its natural gas compressor equipment until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. For the three months ended March 31, 2024 and 2023, the Company capitalized interest aggregating approximately $1.2 million and $0.9 million, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $4.0 million at March 31, 2024 and $4.0 million at December 31, 2023, consisted of the following amounts:

	March 31, 2024	December 31, 2023
	(in thousands)
Inventory, net of allowance for obsolescence of $2,836,000	$17,934	$20,227
Work-in-process	877	1,412
Inventory - current	18,811	21,639
Raw materials - long term net of allowance of $1,168	879	701
Inventory - total	$19,690	$22,340

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within one year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Beginning balance	$4,004	$120
Accruals	—	3,965
Write-offs	—	(81)
Ending balance	$4,004	$4,004

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the

Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.5 million on its condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of March 31, 2024 and December 31, 2023, respectively, consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Compressor units	$517,592	$514,527
Work-in-process	58,187	50,867
Rental equipment	575,779	565,394
Accumulated depreciation	(197,780)	(191,745)
Rental equipment, net of accumulated depreciation	$377,999	$373,649

We evaluated our rental equipment for potential material impairment as of March 31, 2024, and determined that an impairment of less than $0.1 million existed as of that date.

6. Long-term Debt

Our long-term debt consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Total long-term debt	$172,000	$164,000

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

On February 28, 2023, we replaced our prior credit agreement by entering into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with Texas Capital Bank, as administrative agent (the “Lender”), TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175 million as of the closing date. Subject to collateral availability, we also have a right to request from the Lender, on an uncommitted basis, an increase of up to $125 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $300 million. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on most of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. In connection with the amendment we agreed to pay fees of $2.0 million (representing fees equal to 1.39% of the $145 million increase in the commitment) and reimburse the lenders for their expenses.

On November 14, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") with the Lender and certain other lenders to (i) increase the lender commitment from $175 million to $225 million, and (ii) to add First-Citizens Bank & Trust Company as a new lender to the facility. In connection with the Amendment, we agreed to pay fees of $0.6 million (representing fees equal to 1.125% of the $50 million increase in the commitment) and reimburse the lenders for their expenses. As of March 31, 2024, we were in compliance with all financial covenants in our Amended and Restated Credit Agreement. As of March 31, 2024, we had approximately $172 million outstanding under our Amended and Restated Credit Agreement with a weighted average interest rate of 8.93%. At March 31, 2024, we had approximately $46.1 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

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

Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Amended and Restated Credit Agreement that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to 3.50 to 1.00 as of the last day of each fiscal quarter ending on or prior to December 31, 2024 and 3.25 to 1.00 for the fiscal quarter ending March 31, 2025 and for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2024, the Company is in compliance with these covenants.

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

.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2023, and changes during the three months ended March 31, 2024 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	129,751	$20.59	4.10	$274
Granted	—	$—	—	$—
Cancelled / Forfeited	(667)	$10.58	—	$3
Expired	(29,667)	$30.41	—	$—
Outstanding, March 31, 2024	99,417	$17.72	4.98	$442
Exercisable, March 31, 2024	75,082	$19.97	3.92	$231

The following table summarizes information about our stock options outstanding at March 31, 2024:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	51,000	8.01	$10.77	26,665	$10.76
$22.01-26.00	28,667	1.03	$22.90	28,667	$22.90
$26.01-30.00	19,750	2.88	$28.15	19,750	$28.15
	99,417	4.98	$17.72	75,082	$19.97

The following table summarizes changes in our unvested stock options for the three months ended March 31, 2024:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	24,335	$5.45
Granted	—	$—
Vested, outstanding shares	—	$—
Cancelled/Forfeited	—	$—
Unvested at March 31, 2024	24,335	$5.45

As of March 31, 2024, there was $82,000 of unrecognized compensation cost related to unvested options. For the three months ended March 31, 2024, there was $29,000 of compensation expense for stock options. For the three months ended March 31, 2023, there was $22,000 of compensation expense for stock options.

Restricted Shares/Units and Performance Share Units

The following summarizes grants made of equity awards under our 2019 Equity Incentive Plan, as amended, on the dates indicated:

• On April 25, 2023, the Compensation Committee awarded 27,840 shares of restricted stock to our Chief Technical Officer that vest ratably over three years, beginning on April 25, 2024.

• Pursuant to the Retirement Agreement dated May 17, 2022, between the Company and Mr. Taylor, on April 25, 2023, the Compensation Committee awarded 58,790 fully vested shares of common stock to Mr. Taylor.
•On May 9, 2023, the Compensation Committee awarded each of our four independent Board members 9,470 restricted stock units. These restricted stock units vest one year from the date of grant. With respect to the 9,470 share RSU award received by Mr. Jacobs, at the time of grant, he was an employee of Mill Road Capital Management, LLC (“Mill Road”), and was serving on our Board pursuant to a right of appointment held by Mill Road in connection with a Cooperation Agreement between Mill Road and us. Pursuant to a pre-existing contractual obligation, Mill Road has the right to receive the economic benefit of the shares upon vesting of this RSU. On January 29, 2024, Mr. Jacobs terminated his employment with Mill Road and on February 12, 2024, he began employment as our permanent Chief Executive Officer. As a result, since he no longer qualified as an independent member of our Board, Mr. Jacobs relinquished the vesting of 2,252 shares representing the pro-rata number of shares allocable under the award since the beginning his employment in February. Thus, these shares have not been issued and remain in our 2019 Plan for future award grants. In connection with the contractual obligation noted above, 6,856 of the vested shares are in the process of being transferred by Mr. Jacobs to Mill Road for no consideration, and Mr. Jacobs continues to own 362 of the vested shares relating the period between his termination of employment with Mill Road and employment as our CEO.

• On June 30, 2023, Stephen C. Taylor, in connection with his agreement to continue as our Interim Chief Executive Officer while we finalized our permanent CEO search, was granted restricted stock units for 10,101 shares of common stock that vest one year from the date of grant. In addition, Mr. Taylor was also issued 10,101 shares of common stock pursuant to his Retirement Agreement.

• On October 8, 2023, the Compensation Committee awarded 6,361 restricted stock units to Brian Tucker, our Chief Operating Officer. These units will vest ratably over three years beginning on October 9, 2024.

• On October 26, 2023, the compensation committee awarded 4,623 restricted stock units to an independent director. These units vest one year from the date of the grant.

• On January 29, 2024, the compensation committee awarded Justin Jacobs, our Chief Executive Officer, 31,382 restricted stock units and two performance share unit awards, one for 6,494 shares representing a signing bonus and another for 31,382 shares representing an award for 2024 (pro-rated). The restricted stock units vest over three years in equal tranches beginning on the one-year anniversary of the grant date..

•On March 4, 2024, the compensation committee awarded Brian Tucker our Chief Operating Officer 11,293 restricted stock units and 11,293 performance share units. These restricted stock units vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

•In addition on March 14, 2024, the compensation committee awarded Jim Hazlett, our Chief Technical Officer, 21,984 restricted stock units. These restricted stock units vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

In connection with the performance share unit awards granted to Messrs. Jacobs and Tucker set forth above, potential payout for the PSU award is based upon performance for a three-year period ending December 31, 2026 measured against relative total shareholder return (“TSR”) compared to a peer group as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 30th percentile) and up to 200% for Mr. Jacobs, the CEO (if the Company ranks first) based upon the Company’s relative TSR performance ranking (subject to certain caps based on absolute TSR).

Total compensation expense related to these and previously granted restricted stock awards was $0.2 million and $0.5 million for the nine months ended March 31, 2024, and 2023, respectively.

A summary of all restricted stock/units outstanding as of December 31, 2023 and activity during the three months ended March 31, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	133,898	$10.66	1.57	$1,813
Granted	64,659	$16.60		$1,073
Vested	(9,648)	$9.52		$157
Canceled/Forfeited	(21,147)	$11.12		$235
Outstanding, March 31, 2024	167,762	$13.02	3.97	$3,260

8. Earnings (loss) per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended
	March 31,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$5,098	$370
Denominator for earnings per basic common share:
Weighted average common shares outstanding	12,380	12,213
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	12,380	12,213
Dilutive effect of stock options and restricted stock/units	85	141
Diluted weighted average shares	12,465	12,354
Earnings (loss) per common share:
Basic	$0.41	$0.03
Diluted	$0.41	$0.03

9.  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. The Company believes it maintains adequate insurance coverage against any potential litigation loss relating to insurable risks.

10.  Subsequent Events

In accordance with ASC 855 - Subsequent Events - the Company has evaluated all events subsequent to the balance sheet date as of March 31, 2024 through the date this report was issued and believes nothing is required thereunder.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on, and should be read in conjunction with, our condensed consolidated financial statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC (the "Annual Report").

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

Overview

We rent, operate and maintain, as well as sell natural gas compressors and related equipment. We also design, fabricate and manufacture compressor units both for sale and rental to our customers. Some fabrication work is done in-house with an increasing amount done by third-party contractors. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of March 31, 2024, we had 1,245 natural gas compressors totaling 444,220 horsepower rented to 80 customers compared to 1,245 natural gas compressors totaling 335,314 horsepower rented to 74 customers at March 31, 2023.

We also fabricate natural gas compressors for sale to our customers, designing compressors to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a minimum three to twelve month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. Finally due to supply chain disruptions as a result of the COVID-19 pandemic, the Russian invasion of the Ukraine and the increased rate of inflation, we continue to experience cost increases and sporadic unavailability of many of our parts needed to fabricate and maintain our rental fleet. While we have a robust supplier network, pricing pressure from our customers and competitors may present challenges in increasing our rental rates to offset these increased costs which could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases. We also use third-party contractors for fabrication and these companies may experience the same risks.

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

Generally, higher commodity prices lead to higher capital expenditures by oil and natural gas producers and higher levels of production. In general, we expect our overall business activity and revenues to track the level of activity in the oil and natural gas industry, specifically production levels, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rental and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production, the demand for overall compression services and products is driven by two general factors; an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These latter types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for single and multiple larger horsepower compressor packages. We recognized this need and shifted our focus towards designing, fabricating and renting gas compressor packages that range from 400 horsepower up to 2,500 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression provider.

We typically experience a decline in demand during periods of low crude oil and natural gas prices. In recent years, our level of activity has become more largely driven by the price of crude oil as opposed to natural gas. During the first quarter of 2020, due to COVID, we saw a substantial decline in the prices for oil and natural gas. While prices largely recovered in 2021 and then stabilized more recently, activity levels of exploration and production companies have been and will continue to be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, we feel that the level of demand for our compressor services is more closely tied to production activities, which are likely to fare better than drilling activity in periods of declining commodity prices.

For fiscal year 2024, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and our capital availability, while maintaining prudent levels of debt. We believe that cash on hand, cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our capital and liquidity requirements through 2024. If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be on acceptable terms.

Industry Update

We typically experience a decline in demand during periods of low crude oil and natural gas prices. During the first quarter of 2020, we saw a substantial decline in the prices for oil and natural gas. Commodity prices stabilized somewhat during 2021 and increased in the first half of 2022 and declined in the second half of 2022 but have remained relatively stable since that time. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we believe that production activities (in which we are involved) will fare better than drilling activity. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with customers' capital allocations. As such, we still expect compressor sales to be low for the foreseeable future, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression. Accordingly, we have chosen to deemphasize the new unit fabrication portion of our business and instead focus our efforts on our rental business.

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024		2023
	(in thousands)
Rental	$33,734	91.4%	$22,723	85.4%
Sales	2,503	6.8%	2,992	11.2%
Aftermarket service	670	1.8%	905	3.4%
Total	$36,907		$26,620

Total revenue increased 38.6% to $36.9 million for the three months ended March 31, 2024 compared to $26.6 million for the three months ended March 31, 2023. This increase was primarily a result of higher rental revenue (48.5% increase) during 2024.

Rental revenue increased to $33.7 million for the three months ended March 31, 2024 compared to $22.7 million for the same period in 2023. This increase during the first quarter of 2024 was attributable to an increase in high horsepower compression rentals and rate increases.

As of March 31, 2024, we had 1,894 compressor packages in our fleet, up from 1,875 units at March 31, 2023 due to the additional of high horsepower units during 2023 partially offset by the retirement of units during the fourth quarter of 2023 and the disposition of a small number of compressors from the fleet during this year. The Company's total unit horsepower increased to 542,256 horsepower at March 31, 2024 compared to 433,013 horsepower at March 31, 2023, due to additions to the Company's fleet of 78 high horsepower compressors over the past 12 months. As of March 31, 2024, we had 1,245 natural gas compressors with a total of 444,220 horsepower rented to 80 customers, compared to 1,245 natural gas compressors with a total of 335,314 horsepower rented to 74 customers as of March 31, 2023. As a result of the addition of high horsepower units during 2023 and these units being rented to customers, our total rented horsepower as of March 31, 2024 increased by 32.5% over the last twelve months. Our rental fleet had unit utilization as of March 31, 2024, and 2023, respectively, of 65.7% and 66.4%, and our horsepower utilization for the same dates increased to 81.9% from 77.4%. Our total rented horsepower increased by 32.5% contrasted against a flat number of total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has remained relatively constant over this time period.

Sales revenue decreased (16.3)% to $2.5 million for the three months ended March 31, 2024 compared to $3.0 million for the three months ended March 31, 2023. This decrease is primarily attributable to lower compressor sales during the first quarter of 2024 compared to the same period in 2023. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods and due in part to this, we have decided to shift the focus of our business away from sales of new compressor packages to renting our owned units to our customers.

Aftermarket service revenue decreased 26.0% to $0.7 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023. This decrease is primarily attributable to lower revenue from commissioning of new units during the three months ended March 31, 2024 compared to the same quarter in the previous year.

Cost of rentals increased to $13.1 million during the three months ended March 31, 2024 compared to $11.6 million during the three months ended March 31, 2023. This 12.6% increase in costs of rentals is primarily due to more rented horsepower during the first quarter of 2024.

Cost of sales decreased 32.7% to $2.2 million during the three months ended March 31, 2024 compared to $3.2 million during the three months ended March 31, 2023. This decrease was primarily due to lower sales activity.

Selling, general, and administrative ("SG&A") expenses increased 3.1% to $4.7 million for the three months ended March 31, 2024 compared $4.6 million during the same period in 2023. SG&A increased due to higher consulting and health insurance expenses partially offset by lower legal fees.

Depreciation and amortization expense increased to $7.1 million for the three months ended March 31, 2024 compared to $6.2 million for the three months ended March 31, 2023, due to depreciation expense for high horsepower units acquired during 2023.

We recorded an income tax expense of approximately $1.5 million for the three months ended March 31, 2024 compared to an income tax expense of $0.2 million for the three months ended March 31, 2023. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of certain expenses not being deductible for income tax purposes.

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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net (loss) income, for the three months ended and the nine months ended March 31, 2024 and 2023, the most directly comparable GAAP financial measure.

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$5,098	$370
Interest expense	2,935	—
Income tax expense	1,479	150
Depreciation and amortization	7,087	6,165
Non-cash stock compensation expense	274	487
Severance expenses	—	612
Retirement of rental equipment	5	—
Adjusted EBITDA	$16,878	$7,784

For the three months ended March 31, 2024, Adjusted EBITDA increased $9.1 million, or 116.8%, due primarily to an $11.0 million increase in rental revenues partially offset by a $1.5 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions as of March 31, 2024 and December 31, 2023 are set forth below:

	March 31,	December 31,
	2024	2023
	(in thousands)
Current Assets:
Cash and cash equivalents	$5,239	$2,746
Trade accounts receivable, net	42,341	39,186
Inventory	18,811	21,639
Federal income tax receivable	11,512	11,538
Prepaid expenses and other	938	1,162
Total current assets	78,841	76,271
Current Liabilities:
Accounts payable	12,431	17,628
Accrued liabilities	11,995	15,085
Total current liabilities	24,426	32,713
Total working capital	$54,415	$43,558

For the three months ended March 31, 2024, we invested $10.9 million in rental equipment and other equipment by adding approximately $10.9 million in new equipment to our rental fleet and less than $0.1 million primarily in other machinery and equipment. Our investment in rental equipment and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $7.6 million during the three months ended March 31, 2024. We financed our investment in rental equipment, property and other equipment with cash flow from operations, and borrowings under our Amended and Restated Credit Facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our Amended and Restated Credit Agreement will provide adequate liquidity for our planned capital expenditures during the remainder of 2024. For any new capital expenditures in 2024 and beyond that exceeds our cash flow from operations and our borrowing base under our Amended and Restated Credit Agreement, we anticipate that we would need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement or raise money in the capital markets through sales of equity or debt securities. While we control the timing and extent of our capital expenditures, there is no assurance that any such borrowing expansion would be granted. At March 31, 2024 we had approximately $46.1 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

Cash flows

At March 31, 2024, we had cash and cash equivalents of $5.2 million compared to $2.7 million at December 31, 2023. Our cash flows from operating activities of $5.6 million were offset by capital expenditures of $10.9 million during the three months ended March 31, 2024. We had working capital of $54.4 million at March 31, 2024 compared to $43.6 million at December 31, 2023. We generated cash flows from operating activities of $5.6 million during the first three months of 2024 compared to cash flows provided by operating activities of $18.2 million for the first three months of 2023.

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

There have been no changes in the critical accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our condensed consolidated financial statements in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2024, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks include, among other things, the loss of market share through competition or otherwise; the introduction of competing technologies by other companies; a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services; and new governmental safety, health and environmental regulations, which could require us to make significant capital expenditures. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in the Company's Form 10-K for the year ended December 31, 2023.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

    Our management, including the Chief Executive Officer and our Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of March 31, 2024, due to the material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its internal control over financial reporting at December 31, 2022, over our inventory process which still exists as of March 31, 2024. Specifically, we have identified issues related to: (i) year-end physical inventory count procedures, and (ii) the process to review and approve inventory adjusting journal entries.

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

Our planned internal control remediation efforts, which continue, include:

•We have updated and implemented new accounting policies and procedures related to work in process inventory. These included modifying our financial reporting account consolidation procedures and financial review process.

•We have hired additional management with a focus on inventory control and inventory best practices.

•We are continuing to limit the amount of inventory held outside of centralized warehouses.

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

•We have added a highly qualified new member to our board of directors and expanded our audit committee

We feel that the outcome of the actions discussed above have yielded favorable results to date. We are continuing to evaluate the effectiveness of these actions and we will require additional validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. , We are committed to the continuous improvement of our internal control over financial reporting and will diligently review our internal control over financial reporting on an ongoing basis.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of the risks associated with our Company and industry.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed and dated November 10, 2004.)

3.2	Bylaws as amended (Incorporated by reference to Exhibit 3.1 of the Registrant's current report on form 8-K filed with the Securities and Exchange Commission on February 10, 2021.

4.1	Description of Securities (Incorporated by reference to the Registrant's Registration Statement on From 8-A, filed with the SEC on October 27, 2008.)

4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on From S-3 (No. 333-261091) and filed on November 16, 2021.)

4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 (No. 333-261091) and filed on November 16, 2021.)

10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022.)

10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016.)

10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.)

10.4†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016.)

10.5	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.6	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.7	First Amendment to Amended and Restated Credit Agreement dated November 14, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023.)

10.8 †	Retention Agreement dated September19, 2023 between Natural Gas Services Group, Inc. and James Hazlett (Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023.)

10.9 †	Employment Agreement between Brian L. Tucker and Natural Gas Services Group, Inc. dated October 9, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023.)

10.10†	Employment Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024.)

10.11†	Employee Non-Compete Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024.)

10.12†
Employee Proprietary Rights Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024.)

10.13†	Form of Restricted Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.)

10.14†	Form of Performance Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.)

10.15†
Interim CEO Agreement between Natural Gas Services Group, Inc. and Stephen C. Taylor dated June 30, 2023, as extended on December 31, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2023.)

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

NATURAL GAS SERVICES GROUP, INC.

/s/ Justin Jacobs	/s/ John Bittner
Justin Jacobs	John Bittner
Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

May 15, 2024	May 15, 2024