Form 10-Q
period 2024-06-30
NATURAL GAS SERVICES GROUP INC
filed 2024-08-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 5, 2024 there were 12,466,875 shares of the Registrant's common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,616	$2,746
Trade accounts receivable, net of allowance for doubtful accounts of $1,110 and $823, respectively	33,001	39,186
Inventory, net of allowance for obsolescence of $2,836	20,254	21,639
Federal income tax receivable	11,386	11,538
Prepaid expenses and other	2,139	1,162
Total current assets	70,396	76,271
Long-term inventory, net of allowance for obsolescence of $1,168	937	701
Rental equipment, net of accumulated depreciation of $204,632 and $191,745, respectively	388,331	373,649
Property and equipment, net of accumulated depreciation of $18,273 and $17,649, respectively	19,584	20,550
Intangibles, net of accumulated amortization of $2,447 and $2,384, respectively	712	775
Other assets	9,205	6,783
Total assets	$489,165	$478,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,336	$17,628
Accrued liabilities	6,803	15,085
Total current liabilities	30,139	32,713
Long-term debt	163,000	164,000
Deferred income tax liability	44,290	41,636
Other long-term liabilities	6,076	4,486
Total liabilities	243,505	242,835
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,727 and 13,688 shares issued, respectively	137	137
Additional paid-in capital	116,898	116,480
Retained earnings	143,629	134,281
Treasury shares, at cost, 1,310 shares	(15,004)	(15,004)
Total stockholders' equity	245,660	235,894
Total liabilities and stockholders' equity	$489,165	$478,729

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Rental income	$34,926	$24,105	$68,660	$46,828
Sales	2,270	1,595	4,773	4,587
Aftermarket services	1,295	1,257	1,965	2,162
Total revenue	38,491	26,957	75,398	53,577
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	14,228	11,343	27,342	22,988
Cost of sales, exclusive of depreciation stated separately below	2,249	1,876	4,429	5,113
Cost of aftermarket services, exclusive of depreciation stated separately below	1,012	969	1,512	1,578
Selling, general and administrative expenses	4,791	4,860	9,493	9,422
Depreciation and amortization	7,705	6,418	14,792	12,583
Impairment expense	—	779	—	779
Retirement of rental equipment	—	—	5	—
Total operating costs and expenses	29,985	26,245	57,573	52,463
Operating income	8,506	712	17,825	1,114
Other income (expense):
Interest expense	(2,932)	(185)	(5,867)	(185)
Other income (expense), net	(30)	226	163	341
Total other income (expense), net	(2,962)	41	(5,704)	156
Income before provision for income taxes	5,544	753	12,121	1,270
Income tax expense	(1,294)	(249)	(2,773)	(396)
Net income	$4,250	$504	$9,348	$874
Earnings per share:
Basic	$0.34	$0.04	$0.75	$0.07
Diluted	$0.34	$0.04	$0.75	$0.07
Weighted average shares outstanding:
Basic	12,384	12,292	12,392	12,253
Diluted	12,483	12,394	12,484	12,374

See accompanying notes to these unaudited condensed consolidated financial statements.

	NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2023	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Compensation expense on common stock options	—	—	—	—	22	—	—	—	22
Issuance of restricted stock	—	—	29	—	—	—	—	—	—
Compensation expense on restricted common stock	—	—	—	—	465	—	—	—	465
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(184)	—	—	—	(184)
Net income	—	—	—	—	—	370	—	—	370
BALANCES, March 31, 2023	—	$—	13,548	$135	115,714	$129,904	1,310	$(15,004)	$230,749
Issuance of restricted stock	—	—	140	1	(1)	—	—	—	—
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Compensation expense on restricted common stock	—	—	—	—	1,100	—	—	—	1,100
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(798)	—	—	—	(798)
Net loss	—	—	—	—	—	504	—	—	504
BALANCES, June 30, 2023	—	$—	13,688	$136	$116,045	$130,408	1,310	$(15,004)	$231,585

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCES, January 1, 2024	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Compensation expense on common stock options	—	—	—	—	29	—	—	—	29
Compensation expense on restricted common stock	—	—	—	—	245	—	—	—	245
Taxes paid related to net shares settlement of equity awards	—	—	6	—	—	—	—	—	—
Net income	—	—	—	—	—	5,098	—	—	5,098
BALANCES, March 31, 2024	—	—	13,694	137	116,754	139,379	1,310	$(15,004)	241,266
Compensation expense on common stock options	—	—	—	—	46	—	—	—	46
Compensation expense on restricted common stock	—	—	—	—	196	—	—	—	196
Taxes paid related to net shares settlement of equity awards	—	—	33	—	(98)	—	—	—	(98)
Net income	—	—	—	—	—	4,250	—	—	4,250
BALANCES, June 30, 2024	—	$—	13,727	$137	$116,898	$143,629	1,310	$(15,004)	$245,660

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,348	$874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,792	12,583
Amortization of debt issuance costs	315	184
Deferred income tax expense	2,654	396
Stock-based compensation	516	1,617
Provision from credit losses	287	128
Impairment expense	—	779
Gain on sale of assets	(229)	(206)
Retirement of rental equipment	5	—
Gain on company owned life insurance	(173)	(80)
Changes in operating assets and liabilities:
Trade accounts receivables	5,898	(6,332)
Inventory	1,149	(4,438)
Prepaid expenses and prepaid income taxes	(825)	(301)
Accounts payable and accrued liabilities	(2,575)	16,888
Deferred income	(418)	(37)
Other	375	588
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,119	22,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(28,262)	(93,479)
Purchase of company owned life insurance	(17)	(329)
Proceeds from sale of property and equipment	355	231
Proceeds from surrender of company owned life insurance	43	—
NET CASH USED IN INVESTING ACTIVITIES	(27,881)	(93,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	8,000	75,011
Repayment of loan	(9,000)	—
Payments of other long-term liabilities, net	(385)	(50)
Payments of debt issuance costs	(885)	(2,131)
Taxes paid related to net share settlement of equity awards	(98)	(982)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,368)	71,848
NET CHANGE IN CASH AND CASH EQUIVALENTS	870	914
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,746	3,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,616	$4,286
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,458	$1,966
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$—	$708
Right of use asset acquired through a finance lease	$1,751	$63

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Natural Gas Services Group, Inc. (the "Company", “NGS”, "Natural Gas Services Group", "we" or "our") (a Colorado corporation), is a leading provider of natural gas compression equipment and services to the energy industry. We design, rent, sell, service and maintain natural gas compressors for oil and natural gas production and plant facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. NGS is headquartered in Midland, Texas, with a fabrication facility located in Tulsa, Oklahoma, a rebuild shop in Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S. The Company was formed on December 17, 1998.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC, which owns the Company's headquarters office building and the rabbi trust associated with the Company's deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2024 and the results of our operations for the three months and six ended June 30, 2024 and 2023 not misleading. Some adjustments may cause the prior year number in these financial statements to differ from the prior year interim financial statements. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (GAAP). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

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

Custom compressors - The Company designs and assembles compressors based on the customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor is completed and shipped, or in accordance with a bill and hold arrangement, in which the customer accepts title and assumes the risk and rewards of ownership at a specified time. We request some of our customers to make progressive payments as the compressor is being built; these payments are recorded as a contract liability on the Accrued Liability line on the consolidated balance sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

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

Aftermarket Service Revenue. The Company provides routine or call-out services on customer owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered.

Payment terms for sales revenue and aftermarket services revenue discussed above are generally 30 to 60 days although terms for specific customers can vary. Also, the transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table shows the Company's revenue disaggregated by product or service type for the three months and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Compressors - sales	$58	$38	$1,341	$1,007
Other (parts/rebuilds) - sales	2,212	1,557	3,432	3,580
Aftermarket services	1,295	1,257	1,965	2,162
Total revenue from contracts with customers	3,565	2,852	6,738	6,749
Add: ASC 842 rental revenue	34,926	24,105	68,660	46,828
Total revenue	$38,491	$26,957	$75,398	$53,577

Contract Balances

As of June 30, 2024 and December 31, 2023, we had the following receivables and deferred income from contracts with customers:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts Receivable
Accounts receivable - contracts with customers	$5,593	$7,138
Accounts receivable - ASC 842	28,518	32,871
Total Accounts Receivable	34,111	40,009
Less: Allowance for doubtful accounts	(1,110)	(823)
Total Accounts Receivable, net	$33,001	$39,186

Deferred income	$—	$418

The Company recognized sales revenues of $0.4 million for the six months ended June 30, 2024 that was included in accrued liabilities at the beginning of 2024.

The decrease in accounts receivable and deferred income were primarily due to normal timing differences between our performance and the customers’ payments.

Remaining Performance Obligations

As of June 30, 2024, the Company had no deferred revenue related to unsatisfied performance obligations.

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

We account for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the condensed consolidated financial statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We have no liabilities for uncertain tax positions as of June 30, 2024.

Our policy regarding income tax interest and penalties is to expense those items as interest expense and other expense, respectively.

Capitalized Interest
The Company capitalizes interest from external borrowings on significant expenditures for the fabrication of its natural gas compressor equipment until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. For the three months ended June 30, 2024 and 2023, the Company capitalized interested aggregating approximately $1.2 million and $1.8 million. For the six months ended June 30, 2024 and 2023, the Company capitalized interest aggregating approximately $2.4 million and $2.7 million, respectively.

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

3. Inventory

Our inventory, net of allowance for obsolescence of $4.0 million at June 30, 2024 and December 31, 2023, consisted of the following amounts:

	June 30, 2024	December 31, 2023
	(in thousands)
Inventory, net of allowance for obsolescence of $2,836	$19,450	$20,227
Work-in-process	804	1,412
Inventory - current	20,254	21,639
Raw materials - long term net of allowance of $1,168	937	701
Inventory - total	$21,191	$22,340

Our long-term inventory consists of raw materials that remain viable but that the Company does not expect to sell or use within one year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of our inventory allowance is as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Beginning balance	$4,004	$120
Accruals	—	3,965
Write-offs	—	(81)
Ending balance	$4,004	$4,004

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. The Company generated significant NOLs during 2018 and 2019, and has filed amended returns to carryback these losses for five years. Accordingly, during 2020, the Company recorded a federal income tax receivable of $15.0 million and an increase to its deferred income tax liability of $10.1 million on its condensed consolidated balance sheet. During the third quarter of 2020, the Company received refunds totaling $3.9 million related to its 2018 NOLs, which reduced its federal income tax receivable to $11.4 million and $11.5 million on its condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation as of June 30, 2024 and December 31, 2023, respectively, consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Compressor units	$544,397	$514,527
Work-in-process	48,566	50,867
Rental equipment	592,963	565,394
Accumulated depreciation	(204,632)	(191,745)
Rental equipment, net of accumulated depreciation	$388,331	$373,649

We evaluated our rental equipment for potential material impairment as of June 30, 2024, and determined that an immaterial impairment of less than $0.1 million existed as of that date.

6. Long-term Debt

Our long-term debt consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Total long-term debt	$163,000	$164,000

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

On February 28, 2023, we replaced our prior credit agreement by entering into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with the Lender, as administrative agent, TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175 million as of the closing date. Subject to collateral availability, we also have a right to request from the Lender, on an uncommitted basis, an increase of up to $125 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $300 million. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on most of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. In connection with the amendment we agreed to pay fees of $2.0 million (representing fees equal to 1.39% of the $145 million increase in the commitment) and reimburse the lenders for their expenses.

On November 14, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment") with the Lender, as administrative agent and certain other lenders to (i) increase the lender commitment from $175 million to $225 million, and (ii) to add First-Citizens Bank & Trust Company as a new lender to the facility. In connection with the Amendment, we agreed to pay fees of $0.6 million (representing fees equal to 1.125% of the $50 million increase in the commitment) and reimburse the lenders for their expenses.

On June 6, 2024, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the "Second Amendment") with the Lender and certain other lenders primarily to (i) increase the aggregate lender commitment from $225 million to $300 million, (ii) revise the leverage ratio covenant (as more fully describe below) and (iii) to add Zions Bancorporation, N.A. (dba Amegy Bank) as a new lender to under the facility. The Company also agreed to fees of $0.9 million (representing 1.125% of the $75 million increase in the commitment) and reimburse the lenders for their expenses.

On June 25, 2024, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (the "Third Amendment") with the Lender, as administrative agent and the lenders thereto to increase the potential aggregate commitment of the existing credit facility from $300 million to $350 million. Under the Third Amendment, the Company has a right to request from the Lender, on an uncommitted basis, an increase of up to $50 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $350 million. We also agreed to reimburse the lenders for their expenses.

As of June 30, 2024, we were in compliance with all financial covenants in our Amended and Restated Credit Agreement. As of June 30, 2024, we had approximately $163 million outstanding under our Amended and Restated Credit Agreement with a weighted average interest rate of 8.93%. At June 30, 2024, we had approximately $119.7 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

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

Interest and Fees. Under the terms of the Amended and Restated Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term SOFR (“Secured Overnight Financing Rate”) Loan, the Adjusted Term SOFR rate plus the Applicable Margin. "Base Rate" means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Amended and Restated Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 2.00% to 2.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) and 3.00% to 3.75% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Amended and Restated Credit Agreement is in effect at an annual rate equal to 0.50% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Amended and Restated Credit Agreement that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on or prior to December 31, 2024, (b) 3.75 to 1.00 for the fiscal quarters ending on March 31, 2025 and June 30,

2025, (c) 3.50 to 1.00 for the fiscal quarters ending September 30, 2025, December 31, 2025 and March 31, 2026 and (d) 3.25 to 1.00 for the fiscal quarter ending June 30, 2026 and for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2024, the Company is in compliance with these covenants.

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

.

7. Stock-Based and Other Long-Term Incentive Compensation

Stock Options

A summary of all option activity as of December 31, 2023, and changes during the six months ended June 30, 2024 is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	129,751	$20.59	4.10	$274
Granted	44,000	$23.10	12.46	$—
Cancelled / Forfeited	(667)	$10.58	—	$3
Expired	(29,667)	$30.41	—	$—
Outstanding, June 30, 2024	143,417	19.37	6.30	$476
Exercisable, June 30, 2024	77,584	$19.73	3.81	$268

The following table summarizes information about our stock options outstanding at June 30, 2024:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-18.00	51,000	7.76	$10.77	29,167	$10.93
$18.01-26.00	72,667	6.27	$23.02	28,667	$22.90
$26.01-30.00	19,750	2.63	$28.15	19,750	$28.15
	143,417	6.30	$19.37	77,584	$19.73

The following table summarizes changes in our unvested stock options for the six months ended June 30, 2024:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	24,335	$5.45
Granted	44,000	$12.46
Vested, outstanding shares	(2,502)	$6.57
Cancelled/Forfeited	—	$—
Unvested at June 30, 2024	65,833	$10.09

As of June 30, 2024, there was $0.4 million of unrecognized compensation cost related to unvested options. For the six months and three months ended June 30, 2024, there was less than $0.1 million of compensation expense for stock options, respectively. For the six months and three months ended June 30, 2023, there was less than $0.1 million of compensation expense for stock options.

Restricted Shares/Units and Performance Share Units

The following summarizes grants made of equity awards under our 2019 Equity Incentive Plan, as amended, on the dates indicated:

• On April 25, 2023, the Compensation Committee awarded 27,840 shares of restricted stock units to James R. Hazlett, our Chief Technical Officer, that vest ratably over three years, beginning on April 25, 2024.

• Pursuant to the Retirement Agreement dated May 17, 2022, between the Company and Stephen. Taylor, on April 25, 2023, the Compensation Committee awarded 58,790 fully vested shares of common stock to Mr. Taylor.
•On May 9, 2023, the Compensation Committee awarded each of our four independent Board members 9,470 restricted stock units ("RSU"). These RSUs vest one year from the date of grant. With respect to the 9,470 share RSU award received by Justin Jacobs, at the time of grant, he was an employee of Mill Road Capital Management, LLC (“Mill Road”), and was serving on our Board pursuant to a right of appointment held by Mill Road in connection with a Cooperation Agreement between Mill Road and us. Pursuant to a pre-existing contractual obligation, Mill Road has the right to receive the economic benefit of the shares upon vesting of this RSU. On January 29, 2024, Mr. Jacobs terminated his employment with Mill Road and on February 12, 2024, he began employment as our permanent Chief Executive Officer. As a result, since he no longer qualified as an independent member of our Board, Mr. Jacobs relinquished the vesting of 2,252 shares representing the pro-rata number of shares allocable under the award since the beginning his employment in February. Thus, these shares have not been issued and remain in our 2019 Plan for future award grants. In connection with the contractual obligation noted above, 6,856 of the vested shares are in the process of being transferred by Mr. Jacobs to Mill Road for no consideration, and Mr. Jacobs continues to own 362 of the vested shares relating the period between his termination of employment with Mill Road and employment as our CEO.

• On June 30, 2023, Mr. Taylor, in connection with his agreement to continue as our Interim Chief Executive Officer while we finalized our permanent CEO search, was granted RSUs for 10,101 shares of common stock that vested on June 30, 2024. In addition, Mr. Taylor was also issued 10,101 shares of common stock pursuant to his Retirement Agreement.

• On October 8, 2023, the Compensation Committee awarded 6,361 restricted stock units to Brian Tucker, our Chief Operating Officer. These units will vest ratably over three years beginning on October 9, 2024.

• On October 26, 2023, the compensation committee awarded 4,623 restricted stock units to Georganne Hodges upon her appointment as an independent director. These units vest one year from the date of the grant.

• On January 29, 2024, the compensation committee awarded Mr. Jacobs, our Chief Executive Officer, 31,382 restricted stock units and two performance share unit ("PSU") awards, one for 6,494 shares representing a signing bonus and another for 31,382 shares representing an award for 2024 (pro-rated). The restricted stock units vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

•On March 4, 2024, the compensation committee awarded Mr. Tucker our Chief Operating Officer 11,293 restricted stock units and 11,293 performance share units. These restricted stock units vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

•In addition on March 14, 2024, the compensation committee awarded Mr. Hazlett, our Chief Technical Officer, 21,984 restricted stock units. These restricted stock units vest over three years in equal tranches beginning on the one-year anniversary of the grant date. In connection with Mr. Hazlett's recent retirement on August 1, 2024, we adjusted the vesting terms of the RSUs to correspond with the term of his post-retirement consulting agreement.

•On June 13, 2024, the Compensation Committee awarded each of our four independent Board members 5,620 RSUs. These RSUs vest 1 year from the date of grant.

In connection with the performance share unit awards granted to Messrs. Jacobs and Tucker set forth above, potential payout for the PSU award is based upon performance for a three-year period ending December 31, 2026 measured against relative total shareholder return (“TSR”) compared to a peer group as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 30th percentile) and up to 200% for Mr. Jacobs and Mr. Tucker, the CEO and the Chief Operating Officer, respectively, (if the Company ranks first) based upon the Company’s relative TSR performance ranking (subject to certain caps based on absolute TSR).

Total compensation expense related to these and previously granted restricted stock awards was $0.4 million and $1.6 million for the six months ended June 30, 2024, and 2023, respectively. Total compensation expense related to these and previously granted restricted stock awards was $0.2 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively.

A summary of all restricted stock/units outstanding as of December 31, 2023 and activity during the six months ended June 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	133,898	$10.66	1.57	$1,813
Granted	83,294	$17.58		$1,464
Vested	(52,505)	$10.26		$1,149
Canceled/Forfeited	(21,147)	$11.12		$235
Outstanding, June 30, 2024	143,540	$14.82	5.13	$2,888

8. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$4,250	$504	$9,348	$874
Denominator for earnings per basic common share:
Weighted average common shares outstanding	12,384	12,292	12,392	12,253
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	12,384	12,292	12,392	12,253
Dilutive effect of stock options and restricted stock/units	99	102	92	121
Diluted weighted average shares	12,483	12,394	12,484	12,374
Earnings per common share:
Basic	$0.34	$0.04	$0.75	$0.07
Diluted	$0.34	$0.04	$0.75	$0.07

9.  Commitments and Contingencies

From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. The Company believes it maintains adequate insurance coverage against any potential litigation loss relating to insurable risks.

10.  Subsequent Events

In accordance with ASC 855 - Subsequent Events - the Company has evaluated all events subsequent to the balance sheet date as of June 30, 2024 through the date this report was issued and believes nothing is required to be reported thereunder.

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

Overview

We design, rent, sell, service and maintain natural gas compressors for oil and natural gas production and plant facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. Some assembly work is done in-house with an increasing amount done by third-party contractors. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors. As of June 30, 2024, we had 1,242 natural gas compressors totaling 454,568 horsepower rented to 73 customers compared to 1,249 natural gas compressors totaling 372,596 horsepower rented to 75 customers at June 30, 2023. The decline in the number of rented units and customers as of June 30, 2024 from the previous year is consistent with our strategy to move more toward rental of high horsepower compression units.

We also design natural gas compressors for sale to our customers to meet unique specifications dictated by well pressures, production characteristics and particular applications for which compression is sought. Fabrication of compressors involves our purchase of engines, compressors, coolers and other components, and our assembling of these components on skids for delivery to customer locations. These major components of our compressors are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which presently requires a minimum three to twelve month lead time with delivery dates scheduled to coincide with our estimated production schedules. Although we do not have formal continuing supply contracts with any major supplier, we believe we have adequate alternative sources available. Finally due to supply chain disruptions and the increased rate of inflation over recent years, we continue to experience cost increases and sporadic unavailability of many of our parts needed to fabricate and maintain our rental fleet. While we have a robust supplier network, pricing pressure from our customers and competitors may present challenges in increasing our rental rates to offset these increased costs which could have a material adverse effect on the results of our operations and financial condition, particularly if we were unable to increase our rental rates and sales prices proportionate to any such component price increases. We primarily use third-party contractors for fabrication and these companies may experience the same risks.

In December 2023, we decided to cease fabrication of new compressor units for sale or rental to customers at our Midland, Texas facility. We continue to maintain limited new unit compressor assembly capability at our Tulsa, Oklahoma facility as well as having relationships with multiple outsourced compressor fabrication providers.

We also design and assemble a line of compressor frames, cylinders and parts, known as our CiP (Cylinder-in-Plane) product line. We use finished CiP component products in the assembly of compressor units for sale or rental by us or sell the finished component products to other compressor fabricators. Although we have significantly de-emphasized our flare product line, we continue to hold a limited inventory of flare stacks and related ignition and control devices for onshore and offshore incineration of gas compounds such as hydrogen sulfide, carbon dioxide, natural gas and liquefied petroleum gases. To provide customer support for our compressor and flare sales businesses, we stock varying levels of replacement parts at our Midland, Texas facility and at field service locations. We also provide an exchange and rebuild program for screw compressors and maintain an inventory of new and used compressors to facilitate this business.

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

We typically experience a decline in demand during periods of low crude oil and natural gas prices. In recent years, our level of activity has become more largely driven by the price of crude oil as opposed to natural gas. During the first quarter of 2020, due to COVID, we saw a substantial decline in the prices for oil and natural gas. While prices largely recovered in 2021 and then stabilized more recently, activity levels of exploration and production companies have been and will continue to be dependent not only on commodity prices, but also on their ability to generate sufficient operational cash flow to fund their activities. Generally, we believe that the level of demand for our compressor services is more closely tied to production activities, which are likely to fare better than drilling activity in periods of declining commodity prices.

For fiscal year 2024, our forecasted capital expenditures will be directly dependent upon our customers’ compression requirements and our capital availability, while maintaining prudent levels of debt. We believe that cash on hand, cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our capital and liquidity requirements through 2024. If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources, might not be available to us when we need it, or might not be available on acceptable terms.

Industry Update

Crude oil prices have remained relatively stable since 2022. Historically, activity levels of exploration and production companies have been dependent on commodity prices. However, recent capital market focus on cash returns from exploration and production companies has restricted capital spending below levels that have historically been observed during higher commodity price environments. Generally, though, we believe that production activities (in which we are involved) will fare better than drilling activity, which tend to decline during times of lower crude oil and natural gas prices. This is reflected in both the stability of our rental revenues, which is driven by production activities, and the volatility of our compressor sales, which tends to fluctuate with customers' capital allocations. As such, we still expect compressor sales to be low for the foreseeable future, as exploration and production companies have elected to rent compression units rather than allocating capital dollars to purchase new compression. Accordingly, we have chosen to deemphasize the new unit fabrication portion of our business and instead focus our efforts on our rental business.

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The table below shows our revenues and percentage of total revenues of each of our product lines for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024		2023
	(in thousands)
Rental	$34,926	90.7%	$24,105	89.4%
Sales	2,270	5.9%	1,595	5.9%
Aftermarket service	1,295	3.4%	1,257	4.7%
Total	$38,491		$26,957

Total revenue increased 42.8% to $38.5 million for the three months ended June 30, 2024 compared to $27.0 million for the three months ended June 30, 2023. This increase was primarily a result of higher rental revenue (44.9% increase) during 2024.

Rental revenue increased to $34.9 million for the three months ended June 30, 2024 compared to $24.1 million for the same period in 2023. This increase during the second quarter of 2024 was attributable to an increase rented horsepower, especially high horsepower compression, as well as selective rental rate increases.

As of June 30, 2024, we had 1,899 compressor packages in our fleet, down from 1,911 units at June 30, 2023 due to the retirement of units during the fourth quarter of 2023 and the disposition of a small number of compressor units, partially offset by the of new fleet additions over the last twelve months. The Company's total unit horsepower increased to 552,599 horsepower at June 30, 2024 compared to 473,884 horsepower at June 30, 2023, due to additions to the Company's fleet of 55 high horsepower compressors over the past 12 months. As of June 30, 2024, we had 1,242 natural gas compressors with a total of 454,568 horsepower rented to 73 customers, compared to 1,249 natural gas compressors with a total of 372,596 horsepower rented to 75 customers as of June 30, 2023. As a result of the addition of high horsepower units during 2023 and these units being rented to customers, our total rented horsepower as of June 30, 2024 increased by 22.0% over the last twelve months. Our rental fleet had unit utilization as of June 30, 2024, and 2023, respectively, of 65.4% and 65.4%, and our horsepower utilization for the same dates increased to 82.3% from 78.6%. Our total rented horsepower increased by 22.0% contrasted against a small decrease in the number of total rented units. This illustrates the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has remained relatively constant over this time period.

Sales revenue increased 42.3% to $2.3 million for the three months ended June 30, 2024 compared to $1.6 million for the three months ended June 30, 2023. This increase is primarily attributable to higher parts sales during the second quarter of 2024 compared to the same period in 2023. Sales are subject to fluctuations in timing of industry activity related to our customers' capital projects and, as such, can vary substantially between periods and due in part to this, we have decided to shift the focus of our business away from sales of new compressor packages to renting our owned units to our customers.

Aftermarket service revenue increased 3.0% to $1.3 million for the three months ended June 30, 2024 compared to $1.3 million for the three months ended June 30, 2023. This increase is primarily attributable to slightly more revenue from commissioning of new units during the three months ended June 30, 2024 compared to the same quarter in the previous year.

Cost of rentals increased to $14.2 million during the three months ended June 30, 2024 compared to $11.3 million during the three months ended June 30, 2023. This 25.4% increase in costs of rentals is primarily due to more rented horsepower during the second quarter of 2024.

Cost of sales increased 19.9% to $2.2 million during the three months ended June 30, 2024 compared to $1.9 million during the three months ended June 30, 2023. This increase was primarily due to higher sales activity.

Selling, general, and administrative ("SG&A") expenses decreased 1.4% to $4.8 million for the three months ended June 30, 2024 compared $4.9 million during the same period in 2023. SG&A decreased due to lower stock compensation expense and legal fees largely offset by higher salaries, commissions, consulting expenses and public company costs.

Depreciation and amortization expense increased to $7.7 million for the three months ended June 30, 2024 compared to $6.4 million for the three months ended June 30, 2023, due to depreciation expense for high horsepower units acquired during 2023 and 2024.

Interest expense increased to $2.9 million for the three months ended June 30, 2024 compared to $0.2 million for the three months ended June 30, 2023, due to higher balances outstanding on our credit facility.

We recorded an income tax expense of approximately $1.3 million for the three months ended June 30, 2024 compared to an income tax expense of $0.2 million for the three months ended June 30, 2023. For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of certain expenses not being deductible for income tax purposes.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The table below shows our revenues and percentage of total revenues of each of our product lines for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,
	2024		2023
	(in thousands)
Rental	$68,660	91.1%	$46,828	87.4%
Sales	4,773	6.3%	4,587	8.6%
Aftermarket services	1,965	2.6%	2,162	4.0%
Total	$75,398		$53,577

Total revenue increased 40.7% to $75.4 million for the six months ended June 30, 2024 compared to $53.6 million during the six months ended June 30, 2023. This increase was primarily a result of higher rental revenue (46.6% increase) slightly offset by lower aftermarket service revenue during the first six months of 2024 (9.1% decrease).

Rental revenue increased to $68.7 million for the six months ended June 30, 2024 compared to $46.8 million during the six months ended June 30, 2023.  This increase during the first six months of 2024 was attributable to an increase in rented compression horsepower and rental rate increases.

Sales revenue increased to $4.8 million for the six months ended June 30, 2024 compared to $4.6 million for the same period in 2023. This increase is mostly attributable to higher sales of compressor packages in 2024 compared to 2023. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Aftermarket service revenue decreased (9.1)% to $2.0 million for the six months ended June 30, 2024 compared to $2.2 million for the six months ended June 30, 2023. This decrease is primarily attributable to lower volume of service call-out work performed during the six months ended June 30, 2024 compared to the same period in the previous year.

Cost of rentals increased 18.9% to $27.3 million during the six months ended June 30, 2024 compared to $23.0 million during the six months ended June 30, 2023. This increase was primarily due to increase in rental compression horsepower in service. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses.

Cost of sales decreased 13.4% to $4.4 million during the six months ended June 30, 2024 compared to $5.1 million during the six months ended June 30, 2023. This decrease during the first six months of 2024 was primarily due to lower fabrication costs attributable to our fabrication shops and lower costs of parts sold.

Selling, general, and administrative expenses increased 0.8% to $9.5 million for the six months ended June 30, 2024 compared to $9.4 million for the same period in 2023. SG&A expenses during the first six months of 2024 were impacted by higher consulting expenses, commissions and public company costs partially offset by lower severance expenses and legal fees during 2024.

Depreciation and amortization expense increased 17.6% to $14.8 million for the six months ended June 30, 2024 compared to $12.6 million for the six months ended June 30, 2023.  This increase was the result of units placed into service during 2023 & 2024.

Interest expense increased to $5.9 million for the six months ended June 30, 2024 from $0.2 million for the six months ended June 30, 2023, due to higher balances outstanding on our credit facility.

We recorded an income tax expense of $2.8 million for the six months ended June 30, 2024 and $0.4 million for the six months ended June 30, 2023. For interim periods, our income tax (expense) benefit is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods.

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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net (loss) income, for the three months ended and the six months ended June 30, 2024 and 2023, the most directly comparable GAAP financial measure.

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$4,250	$504	$9,348	$874
Interest expense	2,932	185	5,867	185
Income tax expense	1,294	249	2,773	396
Depreciation and amortization	7,705	6,418	14,792	12,583
Non-cash stock compensation expense	242	1,130	516	1,617
Severance expenses	33	612	33	1,224
Impairment Expense	—	779	—	779
Retirement of rental equipment	—	—	5	—
Adjusted EBITDA	$16,456	$9,877	$33,334	$17,658

For the three months ended June 30, 2024, Adjusted EBITDA increased $6.6 million, or 66.6%, due primarily to a $10.8 million increase in rental revenues partially offset by a $2.9 million increase in costs of rentals. For the six months ended June 30, 2024, Adjusted EBITDA increased $15.7 million, or 88.8%, due primarily to a $21.8 million increase in rental revenues partially offset by a $4.4 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions as of June 30, 2024 and December 31, 2023 are set forth below:

	June 30,	December 31,
	2024	2023
	(in thousands)
Current Assets:
Cash and cash equivalents	$3,616	$2,746
Trade accounts receivable, net	33,001	39,186
Inventory	20,254	21,639
Federal income tax receivable	11,386	11,538
Prepaid expenses and other	2,139	1,162
Total current assets	70,396	76,271
Current Liabilities:
Accounts payable	23,336	17,628
Accrued liabilities	6,803	15,085
Total current liabilities	30,139	32,713
Total working capital	$40,257	$43,558

For the six months ended June 30, 2024, we invested $28.3 million in rental equipment and other equipment by adding approximately $28.2 million in new equipment to our rental fleet and less than $0.1 million primarily in other machinery and equipment. Our investment in rental equipment and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process decreased by $2.2 million during the six months ended June 30, 2024. We financed our investment in rental equipment, property and other equipment with cash flow from operations, and borrowings under our Amended and Restated Credit Facility. We anticipate that our cash flows from operations as well as our borrowing capacity under our Amended and Restated Credit Agreement will provide adequate liquidity for our planned capital expenditures during the remainder of 2024. For any new capital expenditures in 2024 and beyond that exceeds our cash flow from operations and our borrowing base under our Amended and Restated Credit Agreement, we anticipate that we would need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement or raise money in the capital markets through sales of equity or debt securities. While we control the timing and extent of our capital expenditures, there is no assurance that any such borrowing expansion would be granted. At June 30, 2024 we had approximately $119.7 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

Cash flows

At June 30, 2024, we had cash and cash equivalents of $3.6 million compared to $2.7 million at December 31, 2023. Our cash flows from operating activities of $31.1 million were offset by capital expenditures of $28.3 million during the six months ended June 30, 2024. We had working capital of $40.3 million at June 30, 2024 compared to $43.6 million at December 31, 2023. We generated cash flows from operating activities of $31.1 million during the first six months of 2024 compared to cash flows provided by operating activities of $22.6 million for the first six months of 2023.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2024, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Special Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks include, among other things, (i) achieving increased utilization of assets, including rental fleet utilization and unlocking other non-cash balance sheet assets; (ii) failure of projected organic growth due to adverse changes in the oil and gas industry, including depressed oil and gas prices, oppressive environmental regulations and competition; (iii) inability to finance capital expenditures; (iv) adverse changes in customer, employee or supplier relationships; (v) adverse regional and national economic and financial market conditions, including in our key operating areas; (vi) impacts of world events, including pandemics; the financial condition of the Company’s customers and failure of significant customers to perform their contractual obligations; (vii) the Company’s ability to economically develop and deploy new technologies and services, including technology to comply with health and environmental laws and regulations; (viii) failure to achieve accretive financial results in connection with any acquisitions the Company may make (ix) the loss of market share through competition or otherwise, including the introduction of competing technologies by other companies; and (x) prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of June 30, 2024, due to the material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its internal control over financial reporting at December 31, 2022, over our inventory process which still exists as of June 30, 2024. Specifically, we have identified issues related to: (i) year-end physical inventory count procedures, and (ii) the process to review and approve inventory adjusting journal entries.

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

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of the risks associated with our Company and the industry in which we operate..

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

10.7
Third Amendment to Amended and Restated Credit Agreement dated June 25, 2024, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2024.)

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.
1

/s/ Justin C. Jacobs	/s/ John Bittner
Justin C. Jacobs	John Bittner
Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

August 14, 2024	August 14, 2024

1