Form 10-Q
period 2024-09-30
NATURAL GAS SERVICES GROUP INC
filed 2024-11-14
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
As of November 8, 2024 there were 12,474,020 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$410	$2,746
Trade accounts receivable, net of allowance for credit losses of $1,248 and $823, respectively	24,809	39,186
Inventory, net of allowance for obsolescence of $2,836 for each of the dates presented, respectively	20,175	21,639
Federal income tax receivable	11,382	11,538
Prepaid expenses and other	2,207	1,162
Total current assets	58,983	76,271
Long-term inventory, net of allowance for obsolescence of $1,168 for each of the dates presented, respectively	1,043	701
Rental equipment, net of accumulated depreciation of $211,841 and $191,745, respectively	407,761	373,649
Property and equipment, net of accumulated depreciation of $18,609 and $17,649, respectively	21,538	20,550
Intangibles, net of accumulated amortization of $2,478 and $2,384, respectively	681	775
Other assets	8,063	6,783
Total assets	$498,069	$478,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,473	$17,628
Accrued liabilities	7,041	15,085
Total current liabilities	33,514	32,713
Long-term debt	163,000	164,000
Deferred income tax liability	45,691	41,636
Other long-term liabilities	4,678	4,486
Total liabilities	246,883	242,835
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,741 and 13,688 shares issued, respectively	137	137
Additional paid-in capital	117,410	116,480
Retained earnings	148,643	134,281
Treasury shares, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	251,186	235,894
Total liabilities and stockholders’ equity	$498,069	$478,729

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Rental	$37,350	$27,705	$106,010	$74,533
Sales	1,843	1,413	6,616	6,000
Aftermarket services	1,493	2,251	3,458	4,413
Total revenue	40,686	31,369	116,084	84,946
Operating costs and expenses:
Cost of rentals, exclusive of depreciation stated separately below	14,442	13,462	41,784	36,450
Cost of sales, exclusive of depreciation stated separately below	2,028	1,505	6,457	6,618
Cost of aftermarket services, exclusive of depreciation stated separately below	1,324	1,846	2,836	3,424
Selling, general and administrative expenses	5,213	2,845	14,706	12,267
Depreciation and amortization	8,086	6,807	22,878	19,390
Impairments	136	—	136	779
Retirement of rental equipment	—	—	5	—
Total operating costs and expenses	31,229	26,465	88,802	78,928
Operating income	9,457	4,904	27,282	6,018
Other income (expense):
Interest expense	(3,045)	(1,600)	(8,912)	(1,785)
Other income (expense), net	(15)	(87)	148	254
Total other expense	(3,060)	(1,687)	(8,764)	(1,531)
Income before provision for income taxes	6,397	3,217	18,518	4,487
Income tax expense	(1,383)	(1,046)	(4,156)	(1,442)
Net income	$5,014	$2,171	$14,362	$3,045
Earnings per share:
Basic	$0.40	$0.18	$1.16	$0.25
Diluted	$0.40	$0.18	$1.15	$0.25
Weighted average shares outstanding:
Basic	12,427	12,378	12,404	12,295
Diluted	12,526	12,403	12,511	12,372

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2023	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Compensation expense on common stock options	—	—	—	—	22	—	—	—	22
Issuance of restricted stock	—	—	29	—	—	—	—	—	—
Compensation expense on restricted stock units	—	—	—	—	465	—	—	—	465
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(184)	—	—	—	(184)
Net income	—	—	—	—	—	370	—	—	370
March 31, 2023	—	$—	13,548	$135	115,714	$129,904	1,310	$(15,004)	$230,749
Issuance of restricted stock	—	—	140	1	(1)	—	—	—	—
Compensation expense on common stock options	—	—	—	—	30	—	—	—	30
Compensation expense on restricted stock units	—	—	—	—	1,100	—	—	—	1,100
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(798)	—	—	—	(798)
Net income	—	—	—	—	—	504	—	—	504
June 30, 2023	—	$—	13,688	$136	116,045	$130,408	1,310	$(15,004)	$231,585
Compensation expense on common stock options	—	—	—	—	22	—	—	—	22
Compensation expense on restricted common stock	—	—	—	—	187	—	—	—	187
Net income	—	—	—	—	—	2,171	—	—	2,171
September 30, 2023	—	$—	13,688	$136	$116,254	$132,579	1,310	$(15,004)	$233,965

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2024	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Compensation expense on common stock options	—	—	—	—	29	—	—	—	29
Compensation expense on restricted stock units	—	—	—	—	245	—	—	—	245
Taxes paid related to net shares settlement of equity awards	—	—	6	—	—	—	—	—	—
Net income	—	—	—	—	—	5,098	—	—	5,098
March 31, 2024	—	—	13,694	137	116,754	139,379	1,310	$(15,004)	241,266
Compensation expense on common stock options	—	—	—	—	46	—	—	—	46
Issuance of restricted stock	—	—	33		—	—	—	—	—
Compensation expense on restricted stock units	—	—	—	—	196	—	—	—	196
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(98)	—	—	—	(98)
Net income	—	—	—	—	—	4,250	—	—	4,250
June 30, 2024	—	—	13,727	137	116,898	143,629	1,310	$(15,004)	245,660
Exercise of common stock options	—	—	7	—	70	—	—	—	70
Issuance of restricted stock	—	—	7	—	—	—	—	—	—
Compensation expense on common stock options	—	—	—	—	66	—	—	—	66
Compensation expense on restricted stock and performance share units	—	—	—	—	456	—	—	—	456
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(80)	—	—	—	(80)
Net income	—	—	—	—	—	5,014	—	—	5,014
September 30, 2024	—	$—	13,741	$137	$117,410	$148,643	1,310	$(15,004)	$251,186

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,362	$3,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,878	19,390
Amortization of debt issuance costs	530	287
Deferred income tax expense	4,055	1,408
Stock-based compensation	1,038	1,826
Provision for credit losses	433	199
Impairments	136	779
Gain on sale of assets	(475)	(281)
Retirement of rental equipment	5	—
Gain on company owned life insurance	(152)	49
Changes in operating assets and liabilities:
Trade accounts receivables	13,944	(13,572)
Inventory	1,122	(2,608)
Prepaid expenses and prepaid income taxes	(1,025)	(281)
Accounts payable and accrued liabilities	1,271	14,951
Deferred revenue	(418)	(37)
Other	(667)	543
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,037	25,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(57,350)	(128,563)
Purchase of company owned life insurance	(13)	(378)
Proceeds from sale of property and equipment	504	231
Proceeds from surrender of company owned life insurance	178	—
NET CASH USED IN INVESTING ACTIVITIES	(56,681)	(128,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	8,000	103,000
Repayment of credit facility borrowings	(9,000)	—
Payments of other long-term liabilities, net	(622)	(50)
Payments of debt issuance costs	(962)	(2,131)
Proceeds from exercise of stock options	70	—
Taxes paid related to net share settlement of equity awards	(178)	(982)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,692)	99,837
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,336)	(3,175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,746	3,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410	$197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,445	$4,347
NON-CASH TRANSACTIONS
Transfer of rental equipment to inventory	$—	$708
Right of use assets acquired through a finance lease	$2,174	$63
Right of use asset acquired through an operating lease	$520	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Natural Gas Services Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business

Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Colorado corporation), is a leading provider of natural gas compression equipment, technology and services to the energy industry. We rent, design, sell, install, service and maintain natural gas compressors for oil and natural gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. NGS is headquartered in Midland, Texas, with an assembly facility located in Tulsa, Oklahoma, a rebuild shop in Midland, Texas, and service facilities located in major oil and natural gas producing basins in the U.S. We operate in one reportable segment. The Company was formed on December 17, 1998.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiary, NGSG Properties, LLC, which owns the Company’s headquarters office building and the rabbi trust associated with our deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position at September 30, 2024 and the results of our operations for the three months and nine months ended September 30, 2024 and 2023. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the accompanying Condensed Consolidated Financial Statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In our opinion, the Condensed Consolidated Financial Statements represent a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

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

Nature of Goods and Services

The following is a description of principal activities from which we generate our revenue:

Rental Revenue. We generate revenue from renting compressors to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (“ASC 842”), may also include a fee for servicing the compressor during the rental contract. Our rental contracts typically range from six to 60 months. Our revenue is recognized over time, with monthly payments over the term of the contract. After the term of the contract has expired, a customer may renew its contract or continue renting on a monthly basis thereafter. In accordance with ASC 842, we have applied the practical expedient which allows us to combine lease and non-lease components.

Sales Revenue. We generate revenue by the sale of custom/fabricated compressors and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. Our sales revenue is recognized in accordance with ASC Topic 606, Revenues from Customers.

Custom compressors - We design and coordinate the assembly of compressors based on our customer’s specifications outlined in their contract. Though the equipment being built is customized by the customer, control under these contracts does not pass to the customer until the compressor is completed and shipped, or in accordance with a bill and hold arrangement, in which the customer accepts title and assumes the risk and rewards of ownership at a specified time. We request certain of our customers to make progressive payments as the compressor is being built; these payments are presented as deferred revenue within Accrued liabilities on the Condensed Consolidated Balance Sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation.

Parts - Revenue is recognized after the customer obtains control of the parts. Control is passed either by the customer taking physical possession or the parts being shipped. The amount of revenue recognized is not adjusted for expected returns, as our historical part returns have been de minimis.

Exchange or rebuild customer-owned compressors - Based on the contract, we will either exchange a new/rebuilt compressor for the customer’s malfunctioning compressor or rebuild the customer’s compressor. Revenue is recognized after control of the replacement or rebuilt compressor has transferred to the customer based on the terms of the contract, i.e., by physical delivery, delivery and installment, or shipment of the compressor.

Used compressors - From time to time, a customer may request to purchase a used compressor out of our rental fleet. Revenue from the sale of rental equipment is recognized when the control has passed to the customer based on the terms of the contract, i.e. when the customer has taken physical possession or the equipment has been shipped.

Aftermarket Service Revenue. We provide routine or call-out services on customer owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered.

Payment terms for sales revenue and aftermarket services revenue discussed above are generally 30 to 60 days although terms for specific customers can vary. Also, the transaction prices are not subject to variable consideration constraints.

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Compressors - sales	$383	$207	$1,724	$1,214
Other (parts/rebuilds) - sales	1,460	1,206	4,892	4,786
Aftermarket services	1,493	2,251	3,458	4,413
Total revenue from contracts with customers	3,336	3,664	10,074	10,413
ASC 842 rental revenue	37,350	27,705	106,010	74,533
Total revenue	$40,686	$31,369	$116,084	$84,946

Contract Balances

We had the following receivables and deferred revenue from contracts with customers as of the dates presented:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts Receivable
Sales and aftermarket services	$4,394	$7,138
Rentals	21,663	32,871
Total Accounts Receivable	26,057	40,009
Less: Allowance for credit losses	(1,248)	(823)
Total Accounts Receivable, net	$24,809	$39,186

Deferred revenue	$—	$418

We recognized sales revenues of $0.4 million for the nine months ended September 30, 2024 that was included in accrued liabilities at the beginning of 2024.

Remaining Performance Obligations

As of September 30, 2024, we had no deferred revenue related to unsatisfied performance obligations.

Contract Costs

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense in the tax provision in our Condensed Consolidated Statements of Operations.

With respect to uncertain tax positions, GAAP prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the Condensed Consolidated Financial Statements. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for uncertain tax positions as of September 30, 2024 and December 31, 2023.

Our policy regarding income tax interest and penalties is to charge those items as components of interest expense and other expense, respectively.

Capitalized Interest
We capitalize interest from external borrowings on significant expenditures for the assembly of our natural gas compressor equipment until such projects are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets. For the three months ended September 30, 2024 and 2023, we capitalized interest aggregating approximately $1.2 million and $1.4 million, respectively. For the nine months ended September 30, 2024 and 2023, we capitalized interest aggregating approximately $3.6 million and $4.1 million, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that ASU 2023-09 will have on our Consolidated Financial Statement disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The adoption of ASU 2023-07 is not expected to have a material impact on our Consolidated Financial Statements or disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense ” (“ASU 2024-03”) which expands annual and interim disclosures expenses for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general & administrative expenses, and research and development). ASU 2024-03 is effective for our annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on our Consolidated Financial Statements or disclosures.

3. Inventory

The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	September 30, 2024	December 31, 2023
	(in thousands)
Inventory, net of allowance for obsolescence of $2,836	$19,563	$20,227
Work-in-process	612	1,412
Inventory - current	20,175	21,639
Raw materials - long term net of allowance of $1,168	1,043	701
Inventory - total	$21,218	$22,340

Our long-term inventory consists of raw materials that remain viable but that we do not expect to sell or use within one year.

Inventory Allowance

We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future.

A summary of activity in our inventory allowance is as follows, for the periods presented:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
	(in thousands)
Beginning balance	$4,004	$120
Accruals	—	3,965
Write-offs	—	(81)
Ending balance	$4,004	$4,004

4. Federal Income Tax Receivable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act allowed net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. We generated significant NOLs during 2018 and 2019, and have filed amended returns to carryback these losses for five years. Accordingly, during 2020, we recorded a federal income tax receivable of $15.0 million and an increase to our deferred income tax liability of $10.1 million on our Condensed Consolidated Balance Sheet. During the third quarter of 2020, we received refunds totaling $3.9 million related to our 2018 NOLs, which reduced our federal income tax receivable to $11.4 million and $11.5 million on our Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, respectively.

5. Rental Equipment

Our rental equipment and associated accumulated depreciation consisted of the following, as of the dates presented:

	September 30, 2024	December 31, 2023
	(in thousands)
Compressor units	$564,594	$514,527
Work-in-process	55,008	50,867
	619,602	565,394
Accumulated depreciation	(211,841)	(191,745)
	$407,761	$373,649

We evaluated our rental equipment for potential impairments as of September 30, 2024, and December 31, 2023 and determined that none were present.

6. Long-term Debt

Our outstanding long-term debt consists of the following, as of the dates presented:

	September 30, 2024	December 31, 2023
	(in thousands)
Credit facility borrowings	$163,000	$164,000

Amended and Restated Credit Agreement

On February 28, 2023, we entered into a five-year senior secured revolving credit agreement (“Amended and Restated Credit Agreement”) with the Texas Capital Bank, National Association (the “Lender”), as administrative agent, TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with an initial commitment of $175.0 million as of the closing date. The maturity date of the Amended and Restated Credit Agreement is February 28, 2028. The obligations under the Amended and Restated Credit Agreement are secured by a first priority lien on most of our assets, including inventory and accounts receivable as well as a variable number of our leased compressor equipment. In connection with the closing of the Amended and Restated Credit Agreement, we incurred fees of $2.0 million (representing fees equal to 1.39% of the $145.0 million increase in the commitment from the previous credit agreement) and reimbursed the lenders for their expenses.

On November 14, 2023, we entered into a First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) with the Lender, as administrative agent and certain other lenders to (i) increase the lender commitment from $175.0 million to $225.0 million, and (ii) to add First-Citizens Bank & Trust Company as a new lender to the facility. In connection with the Amendment, we incurred fees of $0.6 million (representing fees equal to 1.125% of the $50.0 million increase in the commitment) and reimbursed the lenders for their expenses.

On June 6, 2024, we entered into a Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”) with the Lender and certain other lenders primarily to (i) increase the aggregate lender commitment from $225.0 million to $300.0 million, (ii) revise the leverage ratio covenant (as more fully describe below) and (iii) to add Zions Bancorporation, N.A. (dba Amegy Bank) as a new lender to the facility. In connection with the Second Amendment, we incurred fees of $0.9 million (representing 1.125% of the $75.0 million increase in the commitment) and reimbursed the lenders for their expenses.

On June 25, 2024, we entered into a Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with the Lender, as administrative agent and the lenders thereto to increase the potential aggregate commitment of the existing credit facility from $300.0 million to $350.0 million. Under the Third Amendment, the Company has a right to request from the Lender, on an uncommitted basis, an increase of up to $50.0 million on the aggregate commitment; provided, however, the aggregate commitment amount is not permitted to exceed $350.0 million. In connection with the Third Amendment, we reimbursed the lenders for their expenses.

As of September 30, 2024, we had $163.0 million outstanding under our Amended and Restated Credit Agreement with a weighted average interest rate of 8.82%. At September 30, 2024, we had approximately $131.1 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination. As of September 30, 2024, we were in compliance with all financial covenants in our Amended and Restated Credit Agreement.

Borrowing Base. At any time before the maturity of the Amended and Restated Credit Agreement, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to us, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower of cost (excluding any costs for capitalized interest or other noncash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Amended and Restated Credit Agreement, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term Secured Overnight Financing Rate (“SOFR”) Loan, the Adjusted Term SOFR rate plus the Applicable Margin. “Base Rate” means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Amended and Restated Credit Agreement. Depending on the leverage ratio, the Applicable Margin can be 2.00% to 2.75% for Base Rate Loans (as defined in the Amended and Restated Credit Agreement) and 3.00% to 3.75% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Amended and Restated Credit Agreement is in effect at an annual rate equal to 0.50% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

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

7. Stock-Based and Other Long-Term Incentive Compensation

1998 Stock Option Plan

After consideration of the activity described in the table below, a total of 405,919 shares remained available for grant under the 1998 Stock Option Plan (the “Stock Option Plan”) as of September 30, 2024. The last date that grants can be made under the Stock Option Plan is February 28, 2026. A summary of all option activity during the nine months ended September 30, 2024 is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	129,751	$20.59	4.10	$274
Granted	46,000	$22.95		$—
Exercised	(6,667)	$10.58		$80
Canceled / Forfeited	(7,167)	$23.27		$3
Expired	(29,667)	$30.41		$—
Outstanding, September 30, 2024	132,250	$19.56	6.15	$368
Exercisable, September 30, 2024	69,417	$19.86	3.56	$208

The following table summarizes information about our stock options outstanding as of September 30, 2024:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	44,333	7.55	$10.80	25,333	$10.90
$18.01-$26.00	70,167	6.23	$22.93	26,334	$22.88
$26.01-$30.00	17,750	2.38	$28.15	17,750	$28.15
	132,250	6.15	$19.56	69,417	$19.86

The following table summarizes changes in our unvested stock options during the nine months ended September 30, 2024:

Unvested Stock Options:	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2023	24,335	$5.45
Granted	46,000	$12.37
Vested	(5,502)	$5.97
Canceled/Forfeited	(2,000)	$12.46
Unvested, September 30, 2024	62,833	$10.25

As of September 30, 2024, there was $0.4 million of unrecognized compensation cost related to unvested options. For each of the three and nine months ended September 30, 2024 and 2023, there was approximately $0.1 million of compensation expense for stock options, respectively.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), as approved by our shareholders, provides for up to 1,150,000 shares of common stock for issuance in the form of awards. After consideration of the activity described in detail below, a total of 278,113 shares remained available for grant under the Equity Incentive Plan as of September 30, 2024.

The following summarizes grants of certain awards made under our Equity Incentive Plan during 2024:

• On January 29, 2024, the Compensation Committee awarded Justin Jacobs, our Chief Executive Officer (“CEO”), 31,382 time-vested restricted stock units (“RSUs”) and two performance share unit (“PSUs”) awards, one for 6,494 shares representing a signing bonus and another for 31,382 shares representing an award for 2024 (pro-rated). The RSU awards vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

•On March 4, 2024, the Compensation Committee awarded Brian Tucker, our Chief Operating Officer (“COO”), 11,293 time-vested RSUs and 11,293 PSUs. The RSU awards vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

•On March 14, 2024, the Compensation Committee awarded Mr. Hazlett, our Chief Technical Officer, 21,984 time-vested RSUs. These RSUs were to vest over three years in equal tranches beginning on the one-year anniversary of the grant date. In connection with Mr. Hazlett’s recent retirement on August 1, 2024, we adjusted the vesting terms of the RSUs to correspond with the term of his post-retirement consulting agreement.

•On May 7, 2024 and July 9, 2024 the Compensation Committee awarded certain non-executive employees a combined total of 10,616 time-vested RSUs. These RSUs vest over three years in equal tranches beginning on the one-year anniversary of the grant date.

•On June 13, 2024, the Compensation Committee awarded each of our four independent Board members a total 5,620 RSUs, or a total of 22,480 RSUs. One half of these awards, or 11,240 in total, will vest one year from the date of grant and will be settled in shares of common stock. The other 11,240 awards will vest one year from the date of grant and can be settled, at the discretion of the recipients, in cash or shares of common stock.

•On September 13, 2024, the Compensation Committee awarded Stephen Taylor, our current Chairman of the Board, a total of 4,195 RSUs for his current Board service, of which 2,098 will vest one year from the date of grant and will be settled in shares of common stock and 2,097 awards will vest one year from the date of grant and can be settled, at the discretion of Mr. Taylor, in cash or shares of common stock.

Performance Share Units
In connection with the PSUs granted to our CEO and COO as set forth above, potential payout for the PSU award is based upon performance for a three-year period ending December 31, 2026 measured against relative total shareholder return (“TSR”) compared to a peer group of 16 companies as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 31.25 percentile) and up to 200% (if the Company ranks first) based upon our relative TSR performance ranking (subject to certain caps based on absolute TSR).

With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of 17 companies, including NGS common stock, which is deemed a “market condition”, the grant-date fair value of the PSUs must be determined using a binomial pricing model. The grant date fair values of $19.59 per unit and $22.48 per unit for the PSUs awarded to the CEO and COO, respectively, were derived by using a Monte Carlo simulation model. The ranges for the assumptions used in the model for the PSUs are presented as follows: (i) expected volatility - 43.4% to 43.8%, (ii) dividend yield - 0% and (iii) risk-free interest rates - 4.09% to 4.39%. The compensation expense associated with the PSUs, similar to stock options, will be recognized over the vesting term of three years whether or not the settlement results in the payout of shares.

Cash Settled RSUs
The 2024 grant of RSUs to the independent Board members and Mr. Taylor that can be settled in cash represent liability-classified awards. Compensation expense associated with these awards is based upon the fair value of NGS common stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.

Time-Vested RSUs
A summary of all time-vested RSU activity during the nine months ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	133,898	$10.66	1.57	$1,813
Granted	88,613	$17.67		$1,565
Vested	(69,824)	$10.24		$1,522
Canceled/Forfeited	(23,399)	$11.07		$217
Outstanding, September 30, 2024	129,288	$15.68	4.96	$2,471

Total compensation expense related to these and previously granted awards under the Equity Incentive Plan was $0.5 million and $0.2 million for the three months ended September 30, 2024, and 2023, respectively, and $0.9 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

8. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income	$5,014	$2,171	$14,362	$3,045
Denominator for earnings per basic common share:
Weighted average common shares outstanding	12,427	12,378	12,404	12,295
Denominator for earnings per diluted common share:
Weighted average common shares outstanding	12,427	12,378	12,404	12,295
Dilutive effect of stock options, RSUs and PSUs	99	25	107	77
Diluted weighted average shares	12,526	12,403	12,511	12,372
Earnings per common share:
Basic	$0.40	$0.18	$1.16	$0.25
Diluted	$0.40	$0.18	$1.15	$0.25

9.  Commitments and Contingencies

From time to time, we are a party to various claims and legal proceedings arising from our operations in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. While the outcome of any claims and legal proceedings against us cannot be predicted with certainty, we have concluded that it is not considered reasonably possible that a loss resulting from such claims or proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or cash flows. Furthermore, we believe that we maintain adequate insurance coverage against any potential litigation loss relating to insurable risks.

10.  Subsequent Events

We have evaluated all events subsequent to the balance sheet date as of September 30, 2024 and through the date this report was issued and determined that there have been no events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

Special Note Regarding Forward-Looking Statements

This report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and information pertaining to us, our industry and the oil and natural gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this report as well as our Annual Report, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Those risks include, but are not limited to, (i) achieving increased utilization of assets, including rental fleet utilization and monetizing other non-cash balance sheet assets; (ii) failure of projected organic growth due to adverse changes in the oil and gas industry, including depressed oil and gas prices, oppressive environmental regulations and competition; (iii) inability to finance capital expenditures; (iv) adverse changes in customer, employee or supplier relationships; (v) adverse regional and national economic and financial market conditions, including in our key operating areas; (vi) impacts of world events, including pandemics; the financial condition of the Company’s customers and failure of significant customers to perform their contractual obligations; (vii) our ability to economically develop and deploy new technologies and services, including technology to comply with health and environmental laws and regulations; (viii) failure to achieve accretive financial results in connection with any acquisitions we may make (ix) the loss of market share through competition or otherwise, including the introduction of competing technologies by other companies; and (x) prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our products and services. The forward-looking statements included in this Form 10-Q are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. A discussion of these and other risk factors is included in our Annual Report filed with the SEC.

Please read Item 1A, Risk Factors, in our Annual Report, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of the financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company”, “NGS”, “Natural Gas Services Group”, “we,” “us” or “our”) are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in the Annual Report.

All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended September 30, 2024 or 2023, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”

Overview

We rent, design, sell, service and maintain natural gas compressors for oil and natural gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. Some assembly work is done in-house with an increasing amount done by third-party contractors. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressors.

Recent Developments

Amended and Restated Credit Agreement Amendments

In June of 2024, we entered into two amendments to our senior secured revolving credit agreement (“Amended and Restated Credit Agreement”). The amendments provided for the following: (i) an increase the potential aggregate commitment of the existing credit facility to $350.0 million, (ii) a revision to the leverage ratio covenant to be lesser than or equal to (a) 3.50 to 1.00 for the fiscal quarters ending on or prior to December 31, 2024, (b) 3.75 to 1.00 for the fiscal quarters ending on March 31, 2025 and June 30, 2025, (c) 3.50 to 1.00 for the fiscal quarters ending September 30, 2025, December 31, 2025 and March 31, 2026 and (d) 3.25 to 1.00 for the fiscal quarter ending June 30, 2026 and for each fiscal quarter thereafter and (iii) the addition of Zions Bancorporation, N.A. (dba Amegy Bank) as a new lender to the facility.

Operational Highlights

As of September 30, 2024, our total fleet of 1,909 natural gas compressors included 304 large (400 horsepower and greater), 476 medium (201 to 399 horsepower) and 1,129 small (less than 200 horsepower) units. The large, medium and small units represented approximately 57%, 18% and 25%, respectively of our approximately 580,000 total available horsepower. As of September 30, 2024, we had 1,229 natural gas compressors totaling 475,534 horsepower rented to 69 customers compared to 1,233 natural gas compressors totaling 400,727 horsepower rented to 78 customers at September 30, 2023. The increase of approximately 75,000 in rented horsepower, or 19%, partially offset by the effects of a minimal decline in the number of rented units as of September 30, 2024 from the previous year is consistent with our strategy to move more toward rental of high horsepower compression units. Approximately 74% of our units are generating revenue from production in the Permian Basin in West Texas and New Mexico.

Components of Results of Operations

The following discussion describes the components of our primary items of revenue and expense reflected in our results of operations.

Revenue
Rental. We generate revenue from renting compressors to our customers. These contracts, which all qualify as operating leases under ASC Topic 842, Leases (“ASC 842”), may also include a fee for servicing the compressor during the rental contract. Our rental contracts typically range from six to 60 months. Our revenue is recognized over time, with monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew its contract or continue renting on a monthly basis thereafter.

Sales. We generate revenue by the sale of custom/fabricated compressors and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. Our sales revenue is recognized in accordance with ASC Topic 606, Revenues from Customers (“ASC 606”).

Aftermarket Services. We provide routine or call-out services on customer owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered.

Cost of Revenues

Rental. The primary costs associated with providing our compressor fleet to our customers includes routine maintenance and repairs, fluids, primarily motor oils, and labor and related support costs for our field service facilities and employees that are geographically dispersed throughout our operating regions.

Sales. Costs of sales include purchases of engines, compressors, coolers and other component materials as well as direct and indirect labor attributable to the assembly of equipment to meet the unique specifications of our customers. In addition, our costs of sales include overhead and related support costs attributable to our assembly facility.

Aftermarket Services. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include salaries and benefits and other costs of departments serving administrative functions, such as executives, finance and accounting, sales and marketing, human resources, information technology, health, safety and environmental and investor relations. In addition, SG&A includes non-personnel costs, such as professional fees and other supporting corporate expenses including public company compliance costs.

Depreciation and Amortization

These costs primarily reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.

Interest Expense

Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under our Amended and Restated Credit Agreement, net of amounts capitalized attributable to certain capital projects. Also included is interest expense on our financing leases.

Other Income (Expense)

Primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan.

Results of Operations

Three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Revenues

The table below presents our revenues and percentage of total revenues of each of our product and service offerings for the three months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024		2023
Rental	$37,350	91.8%	$27,705	88.3%
Sales	1,843	4.5%	1,413	4.5%
Aftermarket service	1,493	3.7%	2,251	7.2%
Total	$40,686		$31,369

Total revenue increased 29.7% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily a result of higher rental revenue (34.8% increase) during 2024.

Rental revenue increased for the three months ended September 30, 2024 compared to the same period in 2023. This increase during the third quarter of 2024 was attributable to an increase in rented horsepower, with a greater emphasis on high horsepower compression which generates higher per unit revenues, as well as selective rental rate increases.

As of September 30, 2024, we had 1,909 compressor packages in our fleet, down from 1,947 units at September 30, 2023 due to the retirement of units during the fourth quarter of 2023 and the disposition of a small number of compressor units, partially offset by new fleet additions over the last twelve months. Our total unit horsepower increased to 579,699 horsepower at September 30, 2024 compared to 509,198 horsepower at September 30, 2023, due to additions to our fleet of high horsepower compressors over the past 12 months. As of September 30, 2024, we had 1,229 natural gas compressors with a total of 475,534 horsepower rented to 69 customers, compared to 1,233 natural gas compressors with a total of 400,727 horsepower rented to 78 customers as of September 30, 2023. As a result of the addition of high horsepower units during 2023 and 2024 and these units being rented to customers, our total rented horsepower as of September 30, 2024 increased by 18.7% over the last twelve months. Our rental fleet had unit utilization as of September 30, 2024, and 2023, respectively, of 64.4% and 63.3%, and our horsepower utilization for the same dates increased to 82.0% from 78.7%. Our total rented horsepower increased by 18.7% contrasted with a relatively minor decrease in the number of total rented units. This reflects the growing demand for our high horsepower units while the demand for our smaller and medium horsepower units has remained relatively constant over this time period.

Sales revenue increased 30.4% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase is primarily attributable to higher parts sales during the third quarter of 2024 compared to the same period in 2023. Sales are subject to fluctuations in timing of industry activity related to our customers’ capital projects and, as such, can vary substantially between periods and due in part to this, we have decided to shift the focus of our business away from sales of new compressor packages to renting our owned units to our customers.

Aftermarket service revenue decreased 33.7% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease is primarily attributable to the variability in demand during the three months ended September 30, 2024 compared to the same quarter in the previous year.

Cost of Rentals

	Three months ended September 30,
	2024	2023	Change	% Change
Cost of rentals	$14,442	$13,462	$980	7%
Percent of rental revenues	39%	49%
Cost of rentals increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, but decreased as a percentage of rental revenue. The absolute dollar increase is due primarily due to the effects of supporting a larger quantity of rented horsepower during the 2024 period while the decline in cost as a percent of total revenues reflects the higher average margins realized on the expanding deployment of our large (400 horsepower and greater) units.

Cost of Sales

	Three months ended September 30,
	2024	2023	Change	% Change
Cost of sales	$2,028	$1,505	$523	35%
Percent of sales revenues	110%	107%
Cost of sales increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The absolute dollar increase was generally commensurate with higher sales activity in the 2024 period while the increase as a percent of sales revenue reflects a higher level of costs at our fabrication facilities that are not otherwise subject to capitalization.

Cost of Aftermarket Services

	Three months ended September 30,
	2024	2023	Change	% Change
Cost of aftermarket services	$1,324	$1,846	$(522)	(28)%
Percent of aftermarket services revenues	89%	82%
Cost of aftermarket services decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease is generally commensurate with the decline in aftermarket service revenue in the 2024 period.

Selling, General and Administrative Expenses

	Three months ended September 30,
	2024	2023	Change	% Change
Selling, general and administrative expenses	$5,213	$2,845	$2,368	83%
Percent of total revenues	13%	9%
SG&A expenses increased during the three months ended September 30, 2024 compared to the same period in 2023. The increase was due primarily to higher salaries and commissions of $0.9 million and higher stock-based compensation expense of $0.3 million consistent with the growth in the scale of our operations as well as higher consulting expenses of $0.5 million and higher public company costs of $0.3 million.

Depreciation and Amortization

	Three months ended September 30,
	2024	2023	Change	% Change
Depreciation and amortization	$8,086	$6,807	$1,279	19%
Percent of total revenues	20%	22%
Depreciation and amortization expense increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to depreciation expense associated with the high horsepower units placed in service during 2023 and thus far in 2024.

Interest Expense

	Three months ended September 30,
	2024	2023	Change	% Change
Interest expense	$3,045	$1,600	$1,445	90%
Weighted-average interest rates	8.90%	8.73%
Weighted-average outstanding borrowings	$163,000	$114,006
Interest expense increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to approximately $49 million of higher average borrowings outstanding under our Amended and Restated Credit Agreement during the 2024 period as well as the effect of higher average interest rates. In addition, the increase was impacted by the effect of $0.2 million of lower capitalized interest.

Other Income (Expense), net

	Three months ended September 30,
	2024	2023	Change	% Change
Other income (expense), net	$(15)	$(87)	$72	NM

Other income (expense), net increased due primarily to higher unrealized losses attributable to our COLI policies related to our deferred compensation plan.

Income Tax Expense

	Three months ended September 30,
	2024	2023	Change	% Change
Income tax expense	$1,383	$1,046	$337	32%
Effective income tax rate	21.6%	32.5%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of certain expenses not being deductible for income tax purposes.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The table below presents our revenues and percentage of total revenues of each of our product and service offerings for the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30,
	2024		2023
Rental	$106,010	91.3%	$74,533	87.7%
Sales	6,616	5.7%	6,000	7.1%
Aftermarket services	3,458	3.0%	4,413	5.2%
Total	$116,084		$84,946

Total revenue increased 36.7% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily a result of higher rental revenue (42.2% increase) slightly offset by lower aftermarket service revenue during the first nine months of 2024 (21.6% decrease).

Rental revenue increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  This increase during the first nine months of 2024 was attributable to an increase in rented compression horsepower with a greater emphasis on high horsepower compression, which generates higher per unit revenues and selective rental rate increases.

Sales revenue increased for the nine months ended September 30, 2024 compared to the same period in 2023. This increase is mostly attributable to higher sales of compressor packages in 2024 compared to 2023. Sales are subject to fluctuations in timing of industry activity related to capital projects and, as such, can vary substantially between periods.

Aftermarket service revenue decreased 21.6% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease is primarily attributable to lower volume of service call-out work performed during the nine months ended September 30, 2024 compared to the same period in the previous year.

Cost of Rentals

	Nine months ended September 30,
	2024	2023	Change	% Change
Cost of rentals	$41,784	$36,450	$5,334	15%
Percent of rental revenues	39%	49%
Cost of rentals increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 but decreased as a percentage of rental revenue. This absolute dollar increase was due primarily to a higher level of rental compression horsepower in service during the 2024 period partially offset by the impact of higher maintenance costs during the 2023 period. While repair and maintenance expenses are customary in our business, the timing of such expenses can fluctuate between periods resulting in periods with larger than normal expenses. The substantial decline in cost as a percent of total revenues reflects the higher average margins realized on the expanding deployment of our large (400 horsepower and greater) units.

Cost of Sales

	Nine months ended September 30,
	2024	2023	Change	% Change
Cost of sales	$6,457	$6,618	$(161)	(2)%
Percent of sales revenues	98%	110%
Cost of sales decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Despite higher sales revenues during the 2024 period, the decrease in cost of sales was due primarily to the beneficial impact of the discontinuation of assembly activities at our Midland, Texas facility in December of 2023.

Cost of Aftermarket Services

	Nine months ended September 30,
	2024	2023	Change	% Change
Cost of aftermarket services	$2,836	$3,424	$(588)	(17)%
Percent of aftermarket services revenues	82%	78%
Cost of aftermarket services decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease is generally commensurate with the decline in aftermarket service revenue in the 2024 period.

Selling, General and Administrative Expenses

	Nine months ended September 30,
	2024	2023	Change	% Change
Selling, general and administrative expenses	$14,706	$12,267	$2,439	20%
Percent of total revenues	13%	14%
SG&A expenses increased for the nine months ended September 30, 2024 compared to the same period in 2023. SG&A expenses increased during the nine months of 2024 on an absolute dollar basis while continuing a steady decline as a percent of revenues. As our revenues have increased commensurate with our growth, excluding the third quarter of 2023, SG&A expenses as a percent of revenues have consistently declined. The absolute dollar increase was primarily impacted by higher salaries and commissions of $1.1 million, higher consulting expenses of $1.0 million, and higher public company costs of $0.6 million partially offset by lower stock-based compensation expense of $0.7 million and lower legal fees of $0.4 million.

Depreciation and Amortization

	Nine months ended September 30,
	2024	2023	Change	% Change
Depreciation and amortization	$22,878	$19,390	$3,488	18%
Percent of total revenues	20%	23%
Depreciation and amortization expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  This increase was the result of units placed into service during 2023 and thus far in 2024.

Interest Expense

	Nine months ended September 30,
	2024	2023	Change	% Change
Interest expense	$8,912	$1,785	$7,127	399%
Weighted-average interest rates	8.97%	8.33%
Weighted-average outstanding borrowings	$167,000	$78,503
Interest expense increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due primarily to approximately $88 million of higher average borrowings outstanding under our Amended and Restated Credit Agreement during the 2024 period as well as the effects of higher average interest rates. In addition, the increase was impacted by the effect of $0.5 million of lower capitalized interest.

Other income (Expense), net

	Nine months ended September 30,
	2024	2023	Change	% Change
Other income (expense), net	$148	$254	$(106)	NM
Other income (expense), net decreased due primarily to higher unrealized losses attributable to our COLI policies related to our deferred compensation plan.

Income Tax Expense

	Nine months ended September 30,
	2024	2023	Change	% Change
Income tax expense	$4,156	$1,442	$2,714	188%
Effective income tax rate	22.4%	32.1%
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

Non-GAAP Financial Measures

Our definition and use of Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as net income before interest, taxes, depreciation and amortization, as well as non-cash stock compensation, severance expenses, impairment expenses, adjustments to our inventory allowance and inventory write-offs, and retirement of rental equipment. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
•Adjusted EBITDA does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debt and finance leases; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any capital expenditures for such replacements.

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below under “Reconciliation” to see how Adjusted EBITDA reconciles to our net income, for the three months ended and the nine months ended September 30, 2024 and 2023, the most directly comparable GAAP financial measure.

Reconciliation

The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$5,014	$2,171	$14,362	$3,045
Interest expense	3,045	1,600	8,912	1,785
Income tax expense	1,383	1,046	4,156	1,442
Depreciation and amortization	8,086	6,807	22,878	19,390
Non-cash stock compensation expense	522	209	1,038	1,826
Severance expenses	—	—	33	1,224
Impairments	136	—	136	779
Retirement of rental equipment	—	—	5	—
Adjusted EBITDA	$18,186	$11,833	$51,520	$29,491

For the three months ended September 30, 2024, Adjusted EBITDA increased $6.4 million, or 53.7%, due primarily to a $9.6 million increase in rental revenues partially offset by a $2.4 million increase in SG&A and a $1.0 million increase in costs of rentals. For the nine months ended September 30, 2024, Adjusted EBITDA increased $22.0 million, or 74.7%, due primarily to a $31.5 million increase in rental revenues partially offset by a $2.4 million increase in SG&A expenses and a $5.3 million increase in costs of rentals.

Liquidity and Capital Resources

Our working capital positions were as follows as of the dates presented:

	September 30,	December 31,
	2024	2023
	(in thousands)
Current Assets:
Cash and cash equivalents	$410	$2,746
Trade accounts receivable, net	24,809	39,186
Inventory	20,175	21,639
Federal income tax receivable	11,382	11,538
Prepaid expenses and other	2,207	1,162
Total current assets	58,983	76,271
Current Liabilities:
Accounts payable	26,473	17,628
Accrued liabilities	7,041	15,085
Total current liabilities	33,514	32,713
Total working capital	$25,469	$43,558

For the nine months ended September 30, 2024, we invested $57.4 million in rental equipment and other equipment by adding approximately $54.7 million in new equipment to our rental fleet and less than $2.7 million primarily in other machinery and equipment. Our investment in rental equipment and other equipment also includes any changes to work-in-process related to our rental fleet jobs at the beginning of the period compared to the end of the period. Our rental work-in-process increased by $3.5 million during the nine months ended September 30, 2024. We financed our investment in rental equipment, property and other equipment with cash flow from operations, and borrowings under our Amended and Restated Credit Facility. We anticipate that our cash flows provided by operating activities as well as our borrowing capacity under our Amended and Restated Credit Agreement will provide adequate liquidity for our planned capital expenditures during the remainder of 2024.

For any new capital expenditures in 2024 and beyond that exceeds our cash flows provided by operating activities and our borrowing base under our Amended and Restated Credit Agreement, we anticipate that we would need to negotiate an expansion of our borrowing capacity under our Amended and Restated Credit Agreement or raise money in the capital markets through sales of equity or debt securities. While we control the timing and extent of our capital expenditures, there is no assurance that any such borrowing expansion would be granted. At September 30, 2024 we had approximately $131.1 million available for borrowing under the Amended and Restated Credit Agreement, subject to borrowing base determination.

Cash flows

At September 30, 2024, we had cash and cash equivalents of $0.4 million compared to $2.7 million at December 31, 2023. Our cash flows provided by operating activities of $57.0 million were offset by capital expenditures of $57.4 million during the nine months ended September 30, 2024. We had working capital of $25.5 million at September 30, 2024 compared to $43.6 million at December 31, 2023. We generated cash flows provided by operating activities of $57.0 million during the first nine months of 2024 compared to cash flows provided by operating activities of $25.7 million for the first nine months of 2023.

For the remainder of fiscal year 2024 and into 2025, our forecasted capital expenditures will continue to be directly dependent upon our customers’ compression requirements and our capital availability, while maintaining prudent levels of debt. We believe that cash on hand, cash flows provided by operating activities and borrowings under our Amended and Restated Credit Agreement, as necessary, will be sufficient to satisfy our capital and liquidity requirements for the next twelve months. If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current available resources, might not be available to us when we need it, or might not be available on acceptable terms.

Business Strategy

Our long-term intentions to grow our revenue and profitability are based on the following business strategies:

•Expand rental fleet. We intend to prudently increase the size of our rental fleet mainly through pre-contracted agreements with our customers. We believe our future growth in this part of our strategy will be primarily driven through our placement of larger horsepower, centralized wellhead natural gas compressors for unconventional oil production, with select increases in medium horsepower units to meet customer demand beyond our inventory..

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

Critical Accounting Policies and Practices

Our Condensed Consolidated Financial Statements are prepared in accordance with GAAP. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. Management has determined that our critical accounting policies are those that relate to revenue recognition, estimating the allowance for credit losses, accounting for income taxes, accounting for long-lived assets and accounting for inventory.

There have been no changes in the critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements in our Condensed Consolidated Financial Statements included in this report.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2024, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the market risks disclosed in our Form 10-K for the year ended December 31, 2023.

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

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of September 30, 2024, due to the material weakness listed below.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in its ICFR at December 31, 2022, over our inventory process which still exists as of September 30, 2024. Specifically, we have identified issues related to: (i) year-end physical inventory count procedures, and (ii) the process to review and approve inventory adjusting journal entries.

After giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our Condensed Consolidated Financial Statements included herein were prepared in accordance with GAAP, our management has concluded that our Condensed Consolidated Financial Statements present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Remediation Plan for Material Weakness

In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our ICFR and remediate the material weakness.

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

•We have added two highly qualified new members to our Board of Directors and expanded our Audit Committee

We feel that the outcome of the actions discussed above have yielded favorable results to date. We are continuing to evaluate the effectiveness of these actions and we will require additional validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, including the closing cycle for the year ending December 31, 2024. We are committed to the continuous improvement of our internal control over financial reporting and will diligently review our internal control over financial reporting on an ongoing basis.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors

Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of the risks associated with our Company and the industry in which we operate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

Stephen C. Taylor, our Chairman of the Board of Directors, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an aggregate of 100,000 shares of the Company’s common stock, subject to various volume amounts and price thresholds. The plan became effective on August 21, 2024 and terminates on August 19, 2025, unless sooner terminated under its terms. The 10b5-1 Plan was entered into during an open insider trading window and no sales commenced under the plan until completion of the required cooling off period under Rule 10b5-1.

No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2024.

Item 6.   Exhibits

The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023.)

10.2
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

10.3
First Amendment to Amended and Restated Credit Agreement dated November 14, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2023.)

10.4
Second Amendment to Amended and Restated Credit Agreement dated June 6, 2024, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2024.)

10.5
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

NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ John Bittner
Justin C. Jacobs	John Bittner
Chief Executive Officer	Interim Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

November 14, 2024	November 14, 2024