Form 10-K
period 2024-12-31
NATURAL GAS SERVICES GROUP INC
filed 2025-03-17
CIK 1084991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☒                   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.                                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                         ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2024, was approximately $139.0 million based on the closing price of the common stock on that date on the New York Stock Exchange.
At March 14, 2025, there were 12,506,522 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 5, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information pertaining to us, our industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K:

•conditions in the oil and gas industry, including the supply and demand for oil and gas and volatility in the prices of oil and gas;
•our reliance on major customers;
•failure of projected organic growth due to adverse changes in the oil and gas industry, including depressed oil and gas prices, oppressive environmental regulations and competition;
•our inability to achieve increased utilization of assets, including rental fleet utilization and monetizing other non-cash balance sheet assets;
•failure of our customers to continue to rent equipment after expiration of the primary rental term;
•our ability to economically develop and deploy new technologies and services, including technology to comply with health and environmental laws and regulations;
•failure to achieve accretive financial results in connection with any acquisitions we may make;
•fluctuations in interest rates;
•regulation or prohibition of new well completion techniques;
•competition among the various providers of compression services and products;
•changes in safety, health and environmental regulations;
•changes in economic or political conditions in the markets in which we operate;
•the inherent risks associated with our operations, such as equipment defects, malfunctions, natural disasters and adverse changes in customer, employee and supplier relationships;
•our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our debt;
•inability to finance our future capital requirements and availability of financing;
•capacity availability, costs and performance of our outsourced compressor fabrication providers and overall inflationary pressures;
•impacts of world events, such as acts of terrorism and significant economic disruptions and adverse consequences resulting from possible long-term effects of potential pandemics and other public health crises; and
•general economic conditions.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or that we are unable to control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.

i

Glossary of Industry Terms

“basin” – A large, low-lying geological depression containing a complex of petroleum source rocks. The Permian Basin, within which we operate a substantial portion of our compressor fleet, is considered to be the largest petroleum producing basin in the United States (“U.S.”).

“compressor” – In the energy industry, a compressor is utilized to facilitate a mechanical process to increase the pressure of natural gas by reducing its volume so that it can be transported through gathering and pipeline systems, injected into a reservoir for storage or injected into a well to enhance the recovery of petroleum products, among other applications. Various forms of compressors are used in the energy industry including reciprocating and screw types, among others.

“flare” –  A tall stack equipped with burners used as a safety device at wellheads, refining facilities, gas processing plants, and chemical plants. Flares are used for the combustion and disposal of combustible gases.

“gas lift” – A production technique whereby natural gas is injected into a well to increase/improve the oil production.

“horsepower” – A unit of measurement for the power produced by an engine in a compressor unit. Horsepower is calculated by multiplying the amount of force (in pounds) by the speed (in feet per second). One horsepower is equivalent to the power necessary to move 550 pounds one foot in one second. We classify our compressor units as large, medium or small based on their horsepower. Our large horsepower compressor units are 400 horsepower or more, medium horsepower are 200 to 399 horsepower and small horsepower units are below 200 horsepower.

“oil shale” – Also referred to as tight oil, is petroleum that consists of light crude oil contained in petroleum-bearing formations of low-permeability, often shales or tight sandstones.

“OEM” – Original equipment manufacturer refers to the company that makes a product to be sold by another company under its own name. We have several key OEM vendors that provide critical components to our compressor units including Caterpillar, Cummins and Waukesha for engines, Ariel for compressor frames and FW Murphy for controls, among others.

“OPEC” – The Organization of Petroleum Exporting Countries. Through its actions, this organization has a significant impact on the determination of global crude oil prices.

“play” – A geological term that refers to a group of oil and gas prospects within the same region that are controlled by the same set of geological circumstances. Plays are generally considered “conventional” when the resources can be extracted through traditional vertical wells or “unconventional” whereby the resources are tightly bound to the rock (generally shales and sandstones) requiring specialized measures for extraction including directional or horizontal drilling and hydraulic fracturing.

“reciprocating compressors” – A reciprocating compressor is a positive displacement device which compresses gas and/or vapor by using a piston in a cylinder and a back-and-forth, or reciprocating, motion.

“screw compressors” – A positive displacement compressor used in low-pressure and vapor compression applications where two rotating rotors intermesh to create pockets of continuously decreasing volume, in which the gas is compressed and its pressure is increased.

ii

PART I
ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Natural Gas Services Group,” the “Company,” “NGS,” “we,” “us,” or “our” refer to Natural Gas Services Group, Inc. and its consolidated subsidiary, NGSG Properties, LLC. Certain specialized terms used in describing our natural gas compressor business are defined in “Glossary of Industry Terms” on page ii.

Description of Business

We were incorporated in December 1998 and initially operated as a holding company of a group of subsidiaries that were engaged in the manufacturing, operation and leasing of natural gas compression equipment, flares and related assets to the natural gas industry with a focus on unconventional natural gas production plays in the U.S. (such as coalbed methane, gas shales and tight gas). We completed our initial public offering in October 2002 and our common stock began trading on the American Stock Exchange under the symbol “NGS.” In October 2008, our common stock began trading on the New York Stock Exchange.

Today, we are a premier provider of natural gas compression equipment and services to the energy industry. We rent, operate and maintain natural gas compressors for oil and gas production and processing facilities. In addition, we design and assemble compressor units for rental to our customers. We also provide aftermarket services in the form of call-out services on customer-owned equipment as well as commissioning of new units for customers. We are headquartered in Midland, Texas, with an assembly facility located in Tulsa, Oklahoma and service facilities located in several major oil and gas producing basins in the U.S.

Our primary business and source of revenue and gross profit is derived from the rental of natural gas compressor units for applications associated with oil and gas production with a focus on large and medium horsepower applications. Our customers, specifically for large and medium horsepower units, are exploration and production (“E&P”) companies that utilize our compressor units for artificial lift, or “gas lift,” applications (i.e., production enhancement enabled with high-pressure gas compression equipment) in unconventional oil wells on single and multi-well pads. In addition, our customer base includes oil and gas E&P companies that focus primarily on natural gas production (with typically smaller horsepower applications). Our largest rental area is the Permian Basin (75 percent of rental revenues in 2024), with the majority of our remaining rental revenue generated in other oil and gas producing regions and basins in Texas, New Mexico and Oklahoma, including the San Juan Basin, the Texas Panhandle/western Oklahoma, the Barnett Shale, the Eagle Ford Shale and central Oklahoma. Other regions and plays in which we provide services include the Utica and Marcellus Shales in Ohio, and the Antrim Shale in Michigan.

Recent Developments

For the past several years, we have been undergoing a deliberate and strategic shift by (i) focusing our business development efforts on expanding our rental revenue sources primarily in large (400 horsepower or greater) compressor units and crude oil artificial lift applications and (ii) de-emphasizing internal assembly of compressor units and the related support of extensive facilities associated with such activities.

Regarding the shift in revenue sourcing, we are continuing to invest in our larger compression units (400 horsepower or greater) which provide for greater revenues and more scalable costs resulting in higher overall profitability. In addition, the emphasis on the larger units is consistent with a focus on supporting our customers’ crude oil production efforts primarily through artificial lift applications which generally require larger units as opposed to natural gas production which generally requires our low and medium compression units. Due primarily to more favorable pricing for crude oil production vis-à-vis natural gas, our customers are continuing to dedicate their investments in favor of crude oil production which supports a growing demand for our larger horsepower units and services.

With respect to our assembly of compressor units for lease or sale to our customers, we have been transitioning from assembling a majority of our compressor units in-house to contracting with third-party fabricators who assemble the units to our specifications, utilizing parts and components from OEM. We continue to design and engineer our compressors and under this arrangement, we procure and pay for the components of our compressor packages which are delivered to one of our third-party fabricators, who then assemble the components and test the compressor units prior to our receiving them. During the assembly process, we hold title to the compressors and related components.

In connection with the transition to third-party fabrication, we initiated the termination of fabrication and assembly activities at our Midland, Texas facility during the fourth quarter of 2023 and began to wind down activities throughout 2024. On January 28, 2025, we announced our intent to close this facility and cease operations by April 1, 2025. In addition, we have initiated efforts to market the facility and the underlying real property. In connection with this action, we have transferred all inventory from this facility to our regional district locations and our Tulsa, Oklahoma facility. We continue to maintain new unit assembly capability at our Tulsa, Oklahoma facility.

We are committed to this transition for a number of reasons, including (i) we feel that the cost advantage of fabricating and assembling new units at the Midland facility has declined substantially in recent years; (ii) our assembly facilities are not capable of producing large horsepower units as efficiently as certain third-party service providers; (iii) third-party service providers have improved in quality and cost competitiveness; and (iv) use of third-party fabricators relieves us of issues related to efficiency, inventory and labor scarcity.

Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our operations.

Our Operating Units

We identify our operating units based upon major revenue sources as (i) Rental, (ii) Sales and (iii) Aftermarket Services.

Rental.  Our rental compression units provide large, medium and small horsepower applications for conventional and unconventional oil and gas production. Our rental contracts generally provide for initial terms ranging from six to 60 months and generally extend on a month-to-month basis thereafter. We believe that, by outsourcing their compression needs, our customers are able to increase their revenues by producing higher volumes of oil and gas due to higher equipment run time, decrease their operating and maintenance cost of operating compression, lower their capital investment needs and more efficiently meet their changing compression needs. We maintain and service all of the compression equipment that we rent to our customers.

The size, type and geographic dispersion of our rental fleet enables us to provide our customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than the customer trying to fit the job to its own equipment. We base our compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of contract and the inclusion of any other services desired, such as installation, transportation and daily operation.

As of December 31, 2024, we had 1,912 natural gas compressors in our rental fleet totaling 598,840 horsepower. Of this total, we had 1,208 natural gas compressors totaling 491,756 horsepower rented to 68 customers. The unit utilization rate of our rental fleet as of December 31, 2024, was 63.2 percent, while our horsepower utilization for the same period was 82.1 percent. During 2024, we placed into service 220 unit sets, including 198 from our existing fleet and 22 new units, with a total of 154,909 horsepower. A total of 111 of those units, including 22 new units, were 400 horsepower or larger, representing approximately 87.4 percent of the total horsepower set. This activity resulted in a 360 basis point increase in our average annual horsepower utilization from 78.2 percent during to 81.8 percent for 2024.

Sales.  We design and assemble compressor components manufactured by OEM suppliers, as well as certain proprietary compressor frames and cylinders into compressor units that are ready for rental or sale. In order to provide customer support for our compressor sales business, we also stock varying levels of replacement parts at our Tulsa, Oklahoma facility and our field service locations. We also provide an exchange and rebuild program for small horsepower screw compressors and maintain an inventory of new and used compressors to facilitate this part of our business.

Aftermarket Services. We service and maintain compressors owned by our customers on an “as needed” and contract basis, as well as providing services related to the installation and start-up of new compressor units.  We perform engine and compressor overhauls on a condition-based interval or a time-based schedule or at our customers’ request.

Business Strategy

Our long-term intentions to grow our revenue and profitability are based on the following business strategies:
•Optimize existing utilized fleet. We believe there are opportunities to modestly improve the profitability of our existing utilized rental fleet through targeted price increases, particularly in geographic areas that have experienced high rates of cost inflation, along with operational efficiencies by using improved data collection and analysis to optimize our labor, parts, and maintenance costs.
•Improve asset utilization. We believe we can improve the overall cash flow of the business by increasing utilization of the existing fleet as well as monetizing non-cash assets. We have a significant number of unutilized units—we will review these assets to determine where relatively low-cost capital expenditures can improve the marketability and cash flow potential of the units. We also have a significant amount of capital tied up in non-cash assets (including accounts receivable, inventory and other fixed assets, primarily real property) that we believe can be monetized and invested back in the fleet at or above target levels of return on invested capital.
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

All of the above strategies are subject to revisions and adjustments as a result of several factors discussed in Item 1A. “Risk Factors.”

Competitive Strengths

We believe our competitive strengths include:
•Strong operational performance. We deliver very high levels of mechanical availability to our customers. Mechanical availability is defined as the percentage of time that our units are capable of operating as designed and is a measure of reliability. The cost of rental compression is an appreciable operating expense for a producer and the improved productivity delivers material incremental profitability to customers. This creates significant value for our customers and we believe our high levels of mechanical availability, particularly for our large horsepower rental compression units, is a competitive differentiator for customers selecting our units.
•Innovative rental compression units. We have made a series of technical innovations to our rental compression units that have improved operational performance while also reducing the environmental impact, largely related to the volume of fugitive emissions. Environmental considerations have increased in importance for our customers, particularly with recent environmental regulations and taxation, most notably the Methane Emissions Reduction Program. We use “eComp” technology with existing equipment to reduce emissions through vent capture and electronic valving. Our use of proprietary System Management and Recovery Technology (“SMART”) on our compressor units reduces unplanned shutdowns and increases productivity and our new equipment includes telemetry software to meet customer demands for operational data to analyze and streamline production. We believe the superior operating and environmental performance of our natural gas engine and electric-drive units, particularly our large horsepower units, is a significant competitive differentiator.
•Long-standing customer relationships. We have developed long-standing relationships providing compression equipment to many major and independent oil and gas companies. Our customers generally continue to rent our compressors after the expiration of the initial terms of our rental agreements, which we believe reflects their satisfaction with the reliability and performance of our services and products.
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

•Availability of new units. The rental compression industry has undergone significant change over the last several years. Capital constraints, in the form of reduced debt availability, higher interest rates, and shareholder demands for return of capital, have forced capital discipline upon the industry. These factors, along with supply chain challenges, led to a dearth of available rental compression units at a time of solid customer demand. Our strong balance sheet allowed us to strategically gain market share with desirable customers renting large horsepower units on pre-contracted basis. We believe our relatively modest leverage remains a strategic advantage for us to continue to gain market share on attractive terms for shareholder return.

Industry Overview and Outlook

The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels and pricing of oil and gas.

Crude Oil. The level of production for crude oil and capital expenditures activity has generally been dependent upon the prevailing view of future crude oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC and Russia, and other factors. We feel that the current crude oil market production outlook is favorable, with current prices creating strong incentives for our customers to maximize their production levels. While crude oil prices have historically been volatile, we expect demand for our existing compressor fleet to remain positive assuming crude oil prices remain within reasonable bands with respect to current pricing levels.

Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short term price volatility remains a factor due to geopolitical influences and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian basin and Marcellus Shale.

We will continue to evaluate our business and operating strategy and we will continue to remain prudent in both our allocation of capital and our capital structure. Nevertheless, if any of these circumstances change significantly, our business could be adversely affected. Please read Item 1A., “Risk Factors,” in this report.

Major Customers

Rental and sales activity with Occidental Permian, LTD. (“Oxy”) for the years ended December 31, 2024, 2023 and 2022 amounted to 54 percent, 50 percent and 42 percent of our revenue, respectively. No other single customer accounted for more than 10 percent of our revenues in 2024, 2023 or 2022. We do anticipate diversification of our revenue concentration during 2025 in connection with commitments we are currently processing with certain other large E&P customers. This development will likely reduce our revenue concentration attributable to Oxy.

Oxy amounted to 52 percent of our accounts receivable as of December 31, 2024, and 64 percent of our accounts receivable as of December 31, 2023. No other customers amounted to more than 10 percent of our accounts receivable as of December 31, 2024 or 2023. The loss of this key customer would have a material adverse effect on our business, results of operations, financial condition and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.

Sales and Marketing

Our sales force pursues the rental and sales market for compressors and other services in their respective territories. Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions. Our sales and marketing strategy is focused on communication with current customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals. Our sales and marketing personnel coordinate with our operations personnel in order to promptly respond to and address customer needs. Our overall sales and marketing efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through enhanced product design, assembly, installation, operations, customer service and support.

Competition

The compression services business is highly competitive. We have several competitors in the natural gas compression industry, some of which have greater financial resources. We believe that we compete effectively on the basis of price, compression unit availability, customer service, flexibility in meeting customer needs, and quality and reliability of our compressors and related services.

Compressor industry participants can achieve significant advantages through increased size and geographic breadth. As the number of rental compressors in our rental fleet increases, the number of sales, support, and maintenance personnel required and the minimum level of inventory may not increase proportionately.

Backlog

As of December 31, 2024, we had no sales backlog compared to $0.8 million as of December 31, 2023. The absence of a sales backlog is indicative of our efforts to de-emphasize selling compression equipment in favor of rentals. Sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or a financing arrangement exists, and delivery is scheduled. In addition, the major components of our compressors are acquired from suppliers through periodic purchase orders that currently require three to six months or more of lead time prior to delivery of the order. We do not believe that backlog is a critical indicator of the future growth potential of our business.

Liability and Other Insurance Coverage

Our equipment and services are provided to customers who are subject to hazards inherent in the oil and gas industry, such as explosions, fires, and oil spills. We maintain liability insurance that we believe is customary in the industry and which includes environmental cleanup but excludes product warranty insurance because the majority of components on our compressor unit are covered by the OEM manufacturers and our outsourced fabrication service providers. We also maintain insurance with respect to our facilities. Based on our historical experience, we believe that our insurance coverage is adequate. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. In addition, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

Intellectual Property

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing research, design and development activities, we may seek patents when appropriate on inventions concerning new products, processes and product improvements. With respect to our executive officers and certain key, senior employees, we maintain confidentiality and proprietary information agreements with these officers and employees.

Suppliers and Raw Materials

Preparing our rental compressors for service involves the purchase by us of engines, compressors, coolers, frames and other components, and the assembly, primarily by third-party service providers, of these OEM components on skids for delivery to customer locations. These major components of our compressor units are acquired through periodic purchase orders placed with third-party suppliers on an “as needed” basis, which typically requires a three to twelve month lead time with delivery dates scheduled to coincide with our estimated assembly schedules. Although we do not have formal continuing supply and service contracts with any major supplier or third-party assembly service provider, we believe we have adequate alternative sources available. In the past, we have not experienced any sudden and dramatic increases in the prices of the major components for our compressors. However, the occurrence of such an event could have a material adverse effect on our results of operations, financial condition and cash flows, particularly if we are unable to increase our rental rates and sale prices proportionate to any such component price increases.

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

Our business is generally affected by political developments and by federal, state, foreign and local laws and regulations, which relate to the oil and gas industry. The adoption of laws and regulations affecting the oil and gas industry for economic, environmental and other policy reasons could increase our costs and could have an adverse effect on the demand for our services and our operations. The state and federal environmental laws and regulations that currently apply to our operations could become more stringent in the future.

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

The Inflation Reduction Act of 2022 (the “IRA 2022”) imposes a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, which emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. We do not operate any facilities that are subject to this emissions charge. In July 2023, the U.S. Environmental Protection Agency (“EPA”) proposed to expand the scope of the GHG Reporting Program for petroleum and natural gas facilities, as required by the IRA 2022. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule took effect on January 1, 2025, for reporting year 2025 (due March 2026) in certain circumstances, with the potential to also impact GHG reporting for reporting year 2024 (due March 2025) in certain circumstances. In January 2024, the EPA proposed a rule implementing the IRA 2022’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the IRA 2022. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for calendar year 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The final rule for the waste emissions charge was implemented in November, 2024. In February 2025, however, the U.S. House and Senate approved a joint resolution of disapproval under the Congressional Review Act to repeal the methane emissions charge, which President Trump is expected to sign into law.

However, the new administration has taken quick action to pause or reverse a wide range of environmental policies. On his first day in office, President Trump signed a series of executive orders reversing prior climate change-related federal actions. Among them, the administration disbanded the Interagency Working Group on the Social Cost of Greenhouse Gases, directed all agencies to disregard the social cost of carbon calculations that were previously required, declared an energy emergency, and pulled out of the Paris Agreement. At this time, it is unclear how or when such changes will take effect, and to what extent this administration’s climate policy will reshape the regulatory landscape. Although it is not currently possible to predict how any proposed or future GHG legislation, regulation, agreements or initiatives will impact our business, any such legislation or regulation of GHG emissions could result in increased compliance or operating costs, additional operating restrictions or reduced demand for our compressor services, and could have a material adverse effect on our business, financial condition and results of operations.

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

At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020. President Biden pledged the renewed participation of the United States on his first day in office. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom that resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with these pacts, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. In January 2025, however, President Trump issued an executive order withdrawing the U.S. from the Paris Agreement, and froze federal funds relating to the Agreement. The extent to which the U.S. will maintain climate change-related pledges is currently unknown, but any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our compressors could require us to incur costs to reduce emissions associated with our operations.

Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suits against the largest E&P companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers and oil and gas field service providers (such as us) as shareholders currently invested in fossil-fuel energy and related service companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy and related companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities of our customers, which in turn could have a material adverse effect on our business.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce oil and gas or generate GHG emissions could result in increased costs of compliance or additional operating restrictions or reduced demand for our compressor products and services, and could have a material adverse effect on our business, financial condition,results of operations and cash flows. The current administration has shown its willingness to reduce the number of regulations that increase compliance costs on companies such as ours, but the extent of changes are, as of yet, unclear. Further, the new administration has signed an executive order declaring a national energy emergency in the hopes of reducing regulatory costs in the oil and gas industry.

We believe that our existing environmental control procedures are adequate and that we are in substantial compliance with environmental laws and regulations, and the phasing in of emission controls and other known regulatory requirements should not have a material adverse effect on our financial condition, results of operations and cash flows; however, it is possible that future developments, such as new or increasingly strict requirements and environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance by us. While we may be able to pass on the additional cost of complying with such laws to our customers; however, there can be no assurance that attempts to do so will be successful. Some risk of environmental liability and other costs are inherent in the nature of our business; however, and there can be no assurance that environmental costs will not rise.

To the extent that new laws or other governmental actions restrict the energy industry or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, we could be adversely affected. The new administration has signaled its interest in rescinding or nullifying regulations which financially adversely impact the oil and gas industry, although the extent of any such changes is unclear at this time. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Site Remediation and Waste Management and Disposal

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, and analogous state laws impose liability on certain classes of persons, known as potentially responsible parties (“PRPs”) for the disposal or release of a regulated hazardous substance into the environment. These PRPs include (1) the current owners and operators of a facility, (2) the past owners and operators of a facility at the time the disposal or release of a hazardous substance occurred, (3) parties that arranged for the offsite disposal or treatment of a hazardous substance, and (4) transporters of hazardous substances to off-site disposal or treatment facilities. PRPs under CERCLA may be subject to strict, joint and several liability for the costs of investigating and cleaning up environmental contamination, for damages to natural resources and for the costs of certain health studies. In addition to statutory liability under CERCLA, common law claims for personal injury or property damage can also be brought by neighboring landowners and other third parties related to contaminated sites.

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

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. We have utilized operating and disposal practices that were or are currently standard in the industry. However, materials such as solvents, thinner, waste paint, waste oil, wash down water and sandblast material may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, some of these properties may have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. We are not currently under any order requiring that we undertake or pay for any cleanup activities; however, we cannot provide any assurance that we will not receive any such order in the future.

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

Air Emissions

The federal Clean Air Act (“CAA”) and implementing regulations and comparable state laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements, including requirements related to emissions from certain stationary engines, such as those on our compressor units. These laws and regulations impose limits on the levels of various substances that may be emitted into the atmosphere from our compressor units and required us to meet more stringent air emission standards and install new emission control equipment on all of our engines built after July 1, 2008.

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

In 2012, the EPA finalized rules that establish new air emission controls for oil and gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controls at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published NSPS that require certain new, modified or reconstructed facilities in the oil and gas sector to reduce methane gas and VOC emissions. These standards expanded the 2012 standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. In addition, in December 2023, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and gas sector. These standards, as well as any future laws and their implementing regulations, may impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the future costs to comply with such requirements with any certainty.

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

Water Discharge

Clean Water Act. The Clean Water Act (“CWA”) and the Oil Pollution Act of 1990 and implementing regulations govern:

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

Safe Drinking Water Act. Some of our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Legislation to amend the Safe Drinking Water Act (“SDWA”) to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed from time to time and the federal government continues to consider legislation to amend the SDWA. Some states have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing, including prohibitions on the practice. We cannot predict the future of such legislation and what additional, if any, provisions would be included. Additional levels of regulation or interpretation are adopted at the federal or state level could lead to increased operating costs and prohibitions or curtailment of current hydraulic practices could reduce demand for our compression services, which could materially adversely affect our financial position, results of operations and cash flows.

Occupational Safety and Health

We are subject to the requirements of Occupational Safety and Health Administration (“OSHA”) and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in compliance with these applicable requirements and with other comparable laws.

Human Capital

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees into our company. We offer competitive and comprehensive compensation and benefits including: (i) a 401(k) plan with employer matching contributions, (ii) medical, dental and eye care insurance benefits, (iii) health savings and flexible spending accounts and (iv) paid time off, among others. We also provide cash and equity incentive plans in order to attract, retain and reward our employees through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve well-defined short- and long-term business goals. The Compensation Committee of our Board of Directors is responsible for designing and administering executive compensation programs for our executive officers.

We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of an individual’s qualifications and our business needs. As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Conduct, and compliance trainings.

We are committed to maintaining a healthy, safe and secure work environment that protects our employees, contractors, business partners, customers and visitors to our facilities. We comply with applicable health, safety, and environmental laws as well as our internal policies and procedures. Safety is a core value to us and safety performance is a key metric that is included in the incentive compensation of certain employees, including our executive officers. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local, state and federal regulations.

As of December 31, 2024, we had 245 total employees, none of which are represented by a labor union. A total of 54 employees were based at our Midland, Texas headquarters location while the remaining 191 employees were deployed to our operating facilities throughout our operating regions. We believe that we have good relations with our employees.

Available Information

We use our website as a channel of distribution for Company information. We make available free of charge on the Investor Relations section of our website (www.ngsgi.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. We also make available through our website other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the Exchange Act including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Ethics and the charters to our various Committees of our Board of Directors. Paper copies of our filings are also available, without charge upon written request. Please mail requests to Natural Gas Services Group, Inc., 404 Veterans Airpark Lane, Suite 300, Midland, TX 79705. The information contained on our website is not part of this Report.

ITEM 1A.    RISK FACTORS

You should carefully consider the following risks associated with owning our common stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our industry, our business and our common stock. Additional risks and uncertainties, including those that we have not yet identified or that we currently believe are immaterial, may also adversely affect our business, results of operations, financial condition and cash flows.

Risks Associated With Our Industry

Decreased oil and gas prices and oil and gas industry expenditure levels adversely affect our revenue.

Our revenue is derived primarily from expenditures in the oil and gas industry, which, in turn, are based on budgets to explore for, develop and produce oil and gas. When these expenditures decline, as they have at various times during the past several years, our revenue will suffer. The industry’s willingness to explore for, develop and produce oil and gas depends largely upon the prevailing view of future oil and gas prices. Prices for oil and gas historically have been, and are likely to continue to be, highly volatile. Many factors affect the supply and demand for oil and gas and, therefore, influence oil and gas prices, including:
•the level of oil and gas production;
•the level of oil and gas inventories;
•domestic and worldwide demand for oil and gas;
•the expected cost of developing new reserves;
•the cost of producing oil and gas;
•the level of drilling and completions activity;
•inclement weather;
•domestic and worldwide economic activity;
•regulatory and other federal and state requirements in the U.S.;
•the ability of OPEC, national oil companies and other large producers to set and maintain production levels and prices for crude oil;
•political conditions in or affecting oil and gas producing countries;
•terrorist activities affecting traditional supply routes and other possible terrorist activities in the U.S. and elsewhere;
•the cost of developing alternative energy sources;
•environmental regulation; and
•tax policies.

The rental contracts of many of our operating compressor units have a short-term duration, and oil and gas companies tend to respond quickly to upward or downward changes in prices. Any prolonged reduction in drilling and production activities has historically eroded both rental pricing and utilization rates for our compression equipment and services and adversely affected our financial results. As a result of any such prolonged reductions, we may suffer losses, be unable to make necessary capital expenditures or be unable to meet our financial obligations.

The intense competition in our industry could result in reduced profitability and loss of market share for us.

We compete with the oil and gas industry’s largest equipment and service providers who have greater name recognition than we do. These companies also have substantially greater financial resources, larger operations and greater budgets for marketing, research and development than we do. They may be better able to compete because of their broader geographic dispersion and ability to take advantage of international opportunities, the greater number of compressors in their fleet, their product and service diversity or a lower cost of capital. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned than us to successfully endure downturns in the oil and gas industry.

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. In addition, our customers may purchase and operate their own compression fleets in lieu of renting compressors and using our compression services. Additionally, we may face competition in our efforts to acquire other businesses.

Adverse macroeconomic and business conditions may significantly and negatively affect our results of operations.

As a result of the COVID-19 outbreak and other economic conditions in the United States and abroad, our revenue and profitability were adversely affected in the ensuing years. Although the effects of the outbreak have generally abated, pandemics or other public health crises could significantly impact public health, economic growth, supply chains and markets. The extent to which our operations and financial results and condition may be affected by future pandemics or other public health crises will depend on various factors and consequences beyond our control, such as the duration and scope of such pandemic or public health crisis, the actions by governments and the private sector in response to the pandemic and the recovery speed and effectiveness of responses to combat any such pandemic or public health crisis. Thus, any future pandemic or public health crisis may materially adversely affect our operating and financial results in a manner that is not currently known to us and may be material and pose significant risks to our operations.

The condition of domestic and global financial markets and the potential for disruption and illiquidity in the credit markets could have an adverse effect on our operating results and financial condition, and if sustained for an extended period, such adverse effects could also become significant. Uncertainty and turmoil in the credit markets may negatively impact the ability of our customers to finance utilization of our products and services and could result in a decrease in, or cancellation of, contracts or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial condition. A prolonged period of depressed prices for oil and gas would likely result in delays or cancellation of projects by our customers, reducing the demand for our products and services.

Continued elevated levels of inflation could have an adverse impact on our operating results.

The U.S. economy has experienced elevated levels of inflation since early 2022. While such levels of inflation have moderated somewhat, inflation pressure continues and uncertainty remains regarding expectations of inflation during 2025. Should inflationary pressures continue or increase, the result will be an increase in our cost structure, including labor costs, parts costs, lubricants and other items used in our operations. If such cost increases occur, we may be unable to pass along such increases to our customers in the form of higher rental rates for our compressor units. Increases in inflation could also increase the costs of new compressor units, making them less attractive and decreasing the demand from our customers for such assets. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. Should any of these items occur, they could negatively impact our results of operations, financial condition and cash flows.

A reduction in demand for oil could adversely affect our business.

Our results of operations depend upon the level of activity in the energy market, including oil development, production, and transportation. Oil and gas prices and the level of drilling and exploration activity can be volatile. As a result, the demand for our natural gas compression services can be adversely affected. A reduction in demand has, and could in the future continue to, force us to reduce our pricing substantially. Additionally, our customers’ production from oil-weighted reserves constitutes a substantial portion of our business. These are considered unconventional sources and are generally less economically feasible to be developed in low crude oil price environments. A decline in demand for oil and gas generally has an adverse effect on our business, results of operations, financial condition and cash flows.

Our industry is highly cyclical, and our results of operations may be volatile.

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing. Periods of low demand intensify the competition in the industry and often result in rental equipment being idle for long periods of time. At times, we have been required to enter into lower rate rental contracts in response to market conditions and our revenues have decreased as a result of such conditions. Due to the short-term nature of most of our rental contracts, changes in market conditions can quickly affect our business. As a result of the cyclicality of our industry, we anticipate our results of operations will be volatile in the future.

Increased regulation or ban of current fracturing techniques could reduce demand for our compressors.

From time to time, for example, legislation has been proposed in Congress to amend the federal SDWA to require federal permitting of hydraulic fracturing and the disclosure of chemicals used in the hydraulic fracturing process. Further, the EPA completed a study finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. Further, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. While we do not perform hydraulic fracturing, many of our customers do and their activity level drives demand for our products.

More recently, federal and state governments have begun investigating whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. The results of these studies could lead federal and state governments and agencies to develop and implement additional regulations.

A ban of hydraulic fracturing would likely halt some projects, including unconventional projects, at least temporarily. Expanded regulations are likely to introduce a period of uncertainty as companies determine ways to proceed. Any curtailment could result in a reduction in demand for our compressors, potentially affecting both rentals and sales of our units.

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

International, national and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting GHG emissions. Compliance with climate action regulations applicable to our customers’ operations may have significant implications that could adversely affect our business and operating results in the fossil fuel sectors, and boosting demand for technologies contributing to the climate action agenda.

In the United States, the EPA has taken steps to regulate GHG emissions as air pollutants under the CAA. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and gas industry. In addition, the U.S. government has proposed rules in the past setting GHG emissions standards for, or otherwise aimed at reducing GHG emissions from, the oil and gas industry. Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil fuel sectors. We are unable to predict whether and when the proposed changes in laws or regulations ultimately will occur or what they ultimately will require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our customers and therefore our business.

Risks Associated With Our Company

Approximately one half of our compressor unit rental agreements, representing approximately one quarter of our rented horsepower, are month-to-month in duration, which, if terminated or not renewed, would adversely impact our revenue and our ability to recover our initial equipment costs.

The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area. In certain cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or assembling the equipment. On a unit basis, of the 1,208 compressors rented at December 31, 2024, 573 were rented on a month-to-month basis. On a horsepower basis, of the 491,756 total rented horsepower, we had 115,071 of that total rented on a month-to-month basis, with the remainder on contracts expiring between 2025 and 2029. We have limited ability to increase prices during our initial contract terms. As a result, we are unable to pass unexpected increases in the prices of the equipment, materials and services we utilize to provide contract operations services, as a result of inflation of otherwise, onto our customers, which could result in a negative impact on our results of operations, financial condition and cash flows. Given the volatility of the oil and gas market, we cannot be certain that a substantial number of our customers will continue their rental agreements or that, if such agreements were terminated we will be able to re-rent the equipment to new customers or that any re-rentals would be at comparable rental rates. The inability to timely renegotiate or re-rent a substantial portion of our compressor rental fleet could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

We depend on particular suppliers and are vulnerable to product shortages and price increases.

In recent years, we have transitioned from in-house assembly of compressors, and we now purchase the majority of our compressors from third-party assemblers and suppliers. If we are unable to purchase compression equipment or other integral equipment, materials and services from third party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our reliance on these suppliers involves several risks, including price increases (as a result of inflation or otherwise), quality issues and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we may experience long lead times from our suppliers of compression equipment, which may negatively impact our ability to deliver compressors to our customers in a timely manner. If we are unable to meet the demands of our customers, our existing customers may terminate their contractual relationships with us or curtail future orders, or we may not be able to compete for business from new customers, which, in either case, could have a material adverse effect on our business, results of operations and financial condition. Further, supply chain issues could adversely affect our ability to obtain necessary materials, parts or lubricants used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services as a result of inflation, or other factors, could have a negative impact on our business, results of operations, financial condition and cash flows.

Our operations entail inherent risks and we could be subject to substantial liability claims that could harm our financial condition. Our insurance coverage may not insure against all potential losses and we could be materially harmed by unexpected losses and liabilities.

Our compressors are used in production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations. While we maintain insurance coverage, we face the following risks:
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

Our business is dependent not only on securing new customers but also on maintaining current customers. We had one customer that accounted for an aggregate of approximately 54 percent of our revenue for the year ended December 31, 2024, and the same customer accounted for an aggregate of approximately 50 percent of our revenue for the year ended December 31, 2023. As of December 31, 2024, this same customer accounted for an aggregate of 52 percent of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by our significant customer or other important customers would negatively impact our cash flows and current assets.

Loss of key members of our management could adversely affect our business.

Our success depends on our ability to attract, retain and motivate a highly-skilled management team and workforce. Failure to ensure that we have the depth and breadth of management and personnel with the necessary skill sets and experience could impede our ability to achieve growth objectives and execute our operational strategy. As we continue to expand, we will need to promote or hire additional staff, and, as a result of increased compensation and benefit packages in our industry, as well as inflationary pressures, it may be difficult to attract or retain such individuals without incurring significant additional costs.

In keeping with our streamlined approach to our business, our executive management team consists of three officers: our (i) Chief Executive Officer, (ii) President and Chief Operating Officer and (iii) Chief Financial Officer. In addition, we employ a number of key employees in connection with our business, including in connection with the design and engineering of our compressors. While we do have employment agreements with our three executive officers, the loss of any of our executive officers or other key employees could have an adverse impact on our business. We do not carry any key-person insurance on any of our officers or directors.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flows from operating activities, the incurrence of debt or the issuance of equity. During times when the oil and gas markets are weak, our customers are more likely to experience a deterioration in their financial condition. Many of our customers’ equity values and liquidity substantially decline during declines in oil and gas prices, and in some cases access to capital markets may be an unreliable source of financing for some customers. The combination of a reduction in cash flow resulting from declines in commodity prices, an increase in the interest rates charged for debt financing, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our products and services. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression equipment.

We might be unable to employ qualified technical personnel, which could hamper our present operations or increase our costs.

Many of the compressors that we rent are mechanically complex and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain a sufficient number of technical personnel who have the ability to design, utilize, enhance and maintain these compressors. Our ability to maintain and expand our operations depends in part on our ability to utilize and increase our skilled labor force. The demand for skilled workers is high, and supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or cause an increase in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase and our operations and growth potential could be impaired.

We may require a substantial amount of capital to expand our compressor rental fleet and grow our business.

We have a five-year senior secured revolving credit agreement, as amended (the “Credit Facility”), with a total commitment of $300.0 million. We also have a right to request from the lender, an increase to the potential aggregate commitment of up to $50.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $350.0 million. As of December 31, 2024, our borrowing base under the Credit Facility was approximately $300.0 million, with $170 million outstanding, leaving approximately $130.0 million available for future borrowing.

During 2025, the amount we will spend on capital expenditures related to compression equipment will be determined primarily by the activity of our customers, our financial resources and access to capital. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue. In addition, although a significant portion of the value of a new compressor increases our borrowing base under our Credit Facility once it has been fully constructed and put into service, we generally have an approximate lag of 9 to 12 months between borrowing money under the Credit Facility to fund progress payments to build a compressor unit and the time it becomes eligible for inclusion in our borrowing base. This lag can reduce the amount of future borrowings available for working capital purposes and new compressor unit acquisition until the unit is placed into service.

During the past year, we funded our capital expenditures through cash flows from operating activities and borrowings under the Credit Facility. Although we believe that cash on hand, cash flows from operating activities and borrowing under our Credit Facility will provide us with sufficient cash to fund our planned capital expenditures for 2025, we cannot provide assurance that these sources will be sufficient considering the factors and limitations noted above.

In addition to expanding our existing business through organic growth opportunities, we may require additional capital to fund any significant unanticipated capital expenditures, such as a material acquisition. To the extent we would require any necessary capital, due to the existing constraints noted above and any issues or limitations in the equity and debt capital markets, such capital, may not be available to us when we need it or on acceptable terms. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Failure to generate sufficient cash flows from operating activities, together with the absence of alternative sources of capital, could stagnate our growth and have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our debt levels may negatively impact our current and future financial stability.

During 2024, we increased the borrowing commitment of the Credit Facility from $225 million to $300 million and we have the right to request an increase in the potential commitment by $50 million (subject to borrowing base limitation and customary covenants). As of December 31, 2024, we had $170 million of borrowings outstanding under the Credit Facility and anticipate additional borrowing under the Credit Facility through 2025. Should we utilize our full debt capacity, growth beyond that point could be impacted. As a result of our indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
•our ability to obtain additional financing for working capital, acquisitions, capital expenditures and other purposes may be limited;
•a significant portion of our cash flows from operating activities may be dedicated to the payment of principal and interest (which is variable under the Credit Facility) on our debt, thereby reducing funds available for other purposes; and
•our leverage, if increased to an unacceptable level, could make us more vulnerable to economic downturns.

If we borrow under the Credit Facility and are unable to service our debt, we will likely be forced to take remedial steps that are contrary to our business plan.

If we were to materially borrow further under the Credit Facility or other borrowing arrangements, it is possible that our business will not generate sufficient cash from operating activities to meet any debt service requirements and the payment of principal when due depending on the amount of borrowings at any given time. If this were to occur, we may be forced to:
•sell assets at disadvantageous prices;
•obtain additional financing on less favorable terms; or
•refinance all or a portion of our indebtedness on terms that may be less favorable to us.

Our current Credit Facility agreement contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.

Under the terms of our current Credit Facility agreement, we must:
•comply with various leverage, commitment coverage and other customary financial ratios;
•not exceed specified levels of debt;
•comply with limits on asset sales;
•comply with limits on cash dividends; and
•other customary financial and operational limitations.

Our ability to meet the financial ratios and tests under the Credit Facility can be affected by events beyond our control, and we may not be able to satisfy those ratios and tests. A breach of any one of these covenants or requirements could permit the lending organization to accelerate outstanding amounts so that it is immediately due and payable. If a breach occurs, no further borrowings would be available under our Credit Facility. If we are unable to repay any outstanding amounts, the lender could proceed against and foreclose on the assets we pledged as collateral to secure payment of our indebtedness.

Our current Credit Facility agreement contains a variable interest rate and increases to such rate may increase our borrowing cost.

The interest expense charged on our outstanding borrowings under the Credit Facility agreement is based upon a variable rate which fluctuates as interest rates change. Changes in macroeconomic conditions outside of our control could result in a higher interest rate being charged on our outstanding borrowings and an increase in the overall interest costs charged. This could have an adverse impact on our operations, our free cash flow and our ability to invest in future growth.

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

In 2024, we had significant growth in our revenue and operations. Our strategy envisions the continued expansion and growth of our business, subject to the demand for oil and gas and the impact of the other risks set forth in this risk factor section and elsewhere in this Report. Continued rapid growth will likely challenge and place a strain on our management systems and resources if we are unable to timely adapt and expand such systems and resources. Many of our ongoing reporting functions rely on data capture and recording using manual entry of transaction data. In order to efficiently and effectively manage our planned growth, we will need to continue to analyze and upgrade our use of information technology (“IT”), including our enterprise resource planning and other operating systems and this will likely require future capital investment. We must continue to refine and expand our business capabilities, our workforce, our systems and processes, and our access to financing sources. As we continue to grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:
•meet our capital needs;
•upgrade and expand our office and field management infrastructure so that it is appropriate for our level of activity;
•continue to improve our IT systems effectively or efficiently and in a timely manner, including financial and management controls, reporting systems and procedures; and
•attract, hire, train and retain additional highly skilled and motivated officers, sales staff, district managers and employees and allocate our human resources optimally.

If we are unable to manage our growth, our financial conditions and results of operations may be adversely affected.

Liability to customers under warranties and indemnification provisions may materially and adversely affect our results of operations.

We provide warranties as to the proper operation and conformance to specifications of the equipment we rent and sell. Our equipment is complex and often deployed in harsh environments. Failure of this equipment to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. To the extent that we incur substantial warranty claims in any period, our reputation, our ability to obtain future business and our results of operations, financial condition and cash flows could be materially and adversely affected.

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

Our ability to to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Our ability to utilize net operating loss (“NOL”) carryforwards to reduce future taxable income is subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“IRC”). As disclosed in Note 11 (“Income Taxes”) to our Consolidated Financial Statements, we have substantial NOL carryforwards. The utilization of such carryforwards may be limited by the occurrence of certain ownership changes, including the purchase or sale of our common stock by significant shareholders and the offering of our common stock during any three-year period resulting in an aggregate change of more than 50 percent in our beneficial ownership. In the event of an ownership change, Section 382 of the IRC imposes an annual limitation on the amount of our taxable income that can be offset by our NOL carryforwards. Under such circumstances, it is possible that the limitations imposed on our ability to utilize pre-ownership change NOLs could cause a significant increase in our U.S. federal income tax liabilities and could cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect.

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

In the conduct of our business, we rely heavily on IT systems (“digital technology”), including internet-based systems, to process, transmit and store electronic information. In particular, we depend upon our digital technology for supply chain management, inventory management, payment processing and data storage. Like many companies, we have become increasingly dependent upon digital technology to conduct daily operations. Our business partners, including customers, vendors, service providers and financial institutions, are also dependent upon digital technology.

We are continually exposed to various cybersecurity risks, including but not limited to, unauthorized access to our systems or data, malware and ransomware attacks, denial-of-service attacks, phishing, theft or loss of intellectual property, and data breaches. These risks could result from malicious actors, employee error, malfeasance, or other operational vulnerabilities. A cybersecurity attack could have a significant adverse impact on our business operations, results of operations, financial condition, cash flows and reputation. Potential consequences include loss of sensitive or proprietary information, disruption of business operations, financial losses from remedial actions, litigation and potential legal liabilities and damage to customer and investor confidence.

We have taken steps to protect against cyber-attacks to minimize the risk of our systems being penetrated and compromised by implementing a comprehensive cybersecurity program, such as risk assessments and penetration testing, deployment of firewalls and intrusion detection systems, deployment of encryption technologies, implementation of access controls and the development of incident response and recovery plans. Additionally, we have employed data backup and storage measures that could allow for recovery of our data. However, we cannot assure that our efforts to prevent such an attack or, that if an attack were to occur, that we would be able to access our data in a timely fashion.

Risks Associated With Our Common Stock

The price of our common stock may fluctuate.

The trading price of our common stock and the price at which we may sell securities in the future are subject to substantial fluctuations in response to various factors, including our ability to successfully accomplish our business strategy, the trading volume of our stock, changes in governmental regulations, actual or anticipated variations in our quarterly or annual financial results, our involvement in litigation, general market conditions, the prices of oil and gas, announcements by us and our competitors, our liquidity, our ability to raise additional funds, and other events such as those discussed in the factors above.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the SEC through March 14, 2025, an aggregate of approximately 35 percent of the outstanding shares of our common stock are owned by five institutional investors, each of which owns more than 5 percent of our outstanding shares as of the date of their respective filings. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately 6 percent of the outstanding shares of our common stock as of March 14, 2025, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.

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

If we issue debt or equity securities, you may lose certain rights and your ownership may be diluted.

If we raise funds in the future through the issuance of debt or equity securities, the securities issued may have rights and preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations or dilute your ownership in our Company.

We currently have on file with the SEC an effective “universal” shelf registration statement on Form S-3, which enables us to sell, from time to time, up to $200 million of our common stock and other securities, including debt securities, covered by the registration statement in one or more public offerings. The shelf registration statement allows us to enter the public markets and consummate sales of the registered securities in rapid fashion and with little or no notice. Issuances of securities under our shelf registration statement may dilute our existing shareholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Information Technology and Cybersecurity Risks.

Our IT systems and digital technology has been an important part of our operations and our ability to compete successfully. We continue to invest in technology solutions to improve inefficient systems, to streamline and automate workflows and to provide digital and mobile applications for our field service personnel. We are committed to maintaining robust cybersecurity measures, continuously evaluating and updating our cybersecurity practices, and being prepared to respond to and recover from cybersecurity incidents. We face ongoing risk from cybersecurity threats. There can be no assurance that our efforts will prevent or mitigate all cybersecurity events, which, if realized, could have a material impact on our operations and financial results. See Part I, Item 1A “Risk Factors” of this Report for additional information.

Cybersecurity Incidents

We have not experienced any material cybersecurity incidents nor have we identified risks from known threats that could likely materially impact our operations or financial results.

Management of Cybersecurity Risk

We maintain a Cybersecurity Event Plan (“Cybersecurity Plan”) which outlines how we identify and manage our cybersecurity risk. The Cybersecurity Plan contains the following elements:

•Incident Identification and Reporting – outlines the steps used to promptly identify cybersecurity risks and report those through appropriate means;

•Incident Assessment – after collecting information about a potential risk or threat, a protocol has been developed and outlined that will allow a cross-functional team to assess the threat;

•Incident Containment – provides for action to be taken to isolate and attempt to contain and minimize any potential threat;

•Resolution and Recovery – outlines the steps to be taken, based upon the incident and the systems potentially impacted, to mitigate the potential impact of the threat and restore system access and functionality in the minimum amount of time;

•Training and Awareness – development of training and awareness programs to allow employees to understand how to promptly respond in the event of a perceived threat.

Governance

Our Board of Directors has an active role in oversight of our risks and is assisted by our management in the exercise of these responsibilities. Our Manager of Information Technology (“IT Manager”) prepares and provides a presentation to the Board of Directors at each of its quarterly meetings, which includes updates on cybersecurity. Our IT Manager is responsible for assessing and managing risks from cybersecurity threats and carrying out our formal cybersecurity event plan. Our IT Manager is also responsible for reporting material incidents to our Chief Executive Officer, who in turn will report to the Lead Independent Director. Our IT Manager has over 20 years of IT experience in the energy industry.

ITEM 2.    PROPERTIES

The table below describes the material facilities that we owned or leased as of December 31, 2024:

Location	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor fabrication, rental and services
Midland, Texas	Owned	70,000	Compressor repair and overhaul, services
Lewiston, Michigan	Owned	15,360	Compressor fabrication, rental and services
Midland, Texas	Owned	45,000	Corporate office
Pecos, Texas	Leased	7,500	Office and parts and services
Bloomfield, New Mexico	Owned	7,000	Office and parts and services
Godley, Texas	Leased	5,000	Parts and services
Bridgeport, Texas	Leased	4,500	Office and parts and services
Midland, Texas	Owned	4,100	Parts and services
Carlsbad, New Mexico	Leased	4,000	Office and parts and services
Carrollton, Ohio	Leased	2,600	Parts and services
Wheeler, Texas	Leased	2,160	Parts and services

We believe that our properties are generally well maintained and in good condition and adequate for our purposes. As discussed in Part I, Item 1. “Business,” we announced our intent to close our repair and overhaul services facility in Midland, Texas and cease operations by April 1, 2025. In addition, we have initiated efforts to market the facility and the underlying real property.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the New York Stock Exchange under the symbol “NGS.” As of December 31, 2024, as reflected by our transfer agent records, we had 7 record holders of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 14, 2025, the last reported sale price of our common stock as reported by the New York Stock Exchange was $22.64 per share.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying a cash dividend on our common stock. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors which our Board of Directors may deem relevant. Our Credit Facility agreement also contains restrictions on our paying dividends under certain circumstances.

Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10–K.

Sale of Unregistered Securities and Issuer Repurchases

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations for each of the years ended December 31, 2024 and 2023 are based on, and should be read in conjunction with, our audited Consolidated Financial Statements and the related notes included elsewhere in this 2024 Annual Report on Form 10-K. For a discussion and analysis of changes from 2022 to 2023 and other financial information related to prior periods, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page i and Part I, Item 1A. “Risk Factors” in this Report.

All dollar amounts included in the tables that follow are presented in thousands unless otherwise indicated. Certain variances presented as changes in year over year amounts that represent results that are not meaningful are indicated as “NM.”

Overview

We rent, design, sell, service, operate and maintain natural gas compressors and related equipment for oil and gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. A limited level of assembly work is done in-house and an increasing amount is done by third-party contractors. We also provide an exchange and rebuild program for compressors and maintain an inventory of new and used compressors to facilitate this business. Our primary focus is on the rental of natural gas compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.

We conduct our operations in several oil and gas producing basins throughout the United States including the Permian, Barnett Shale, Anadarko, San Juan, Utica/Marcellus Shale, Eagle Ford Shale and Antrim Shale. We have operating facilities in five states including Texas, Oklahoma, New Mexico, Michigan and Ohio. A total of 75 percent of our rental revenue is generated from the Permian Basin and approximately 75 percent of our rental revenue supports oil production primarily in the form of gas lift operations. We operate in one reporting segment.

In December 2023, we decided to cease fabrication of new compressor units for sale or rental to customers at our Midland, Texas facility. We continue to maintain new unit compressor fabrication capability at our Tulsa, Oklahoma facility as well as having relationships with multiple outsourced compressor fabrication providers.

State of the Industry and Outlook

Our strategy for growth is focused on our compressor rental business. Gross margins, exclusive of depreciation and amortization, for our rental business have historically been in the mid-40 percent to low-60 percent range, while margins for the compressor sales business tend to be substantially lower.

The oil and gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and gas and the corresponding changes in commodity prices. As demand and prices increase, oil and gas producers typically increase their capital expenditures for drilling, development and production activities, although recent equity capital constraints and demands from institutional investors to keep spending within operating cash flow have meaningfully restrained capital expenditure budgets of domestic exploration and production companies. Generally, increased capital expenditures result in greater revenues and profits for service and equipment companies.

Generally, higher commodity prices lead to higher capital expenditures by oil and gas producers and higher levels of production. In general, we expect our overall business activity and revenues to track the level of activity in the oil and gas industry, specifically production levels, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rental and sales in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production the demand for overall compression services and products is driven by two general factors; (i) an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift;

and (ii) declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These latter types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for single and multiple larger horsepower compressor packages. We recognized this need in recent years and have shifted our cash and fabrication resources towards renting gas compressor packages that range from 400 horsepower up to 2,500 horsepower. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression service provider.

We typically experience a decline in demand during periods of low oil and gas prices. In recent years, our level of activity has become more largely driven by the price of crude oil as opposed to natural gas. Generally, we feel that the level of demand for our compressor services is more closely tied to production activities, which are likely to fare better than drilling activity in periods of declining commodity prices.

Operating Highlights

The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	December 31,
	2024	2023	2022
Rented horsepower (at period end)	491,756	420,432	318,350
Average rented horsepower	457,302	369,484	308,065
Fleet horsepower available (at period end):	598,840	520,365	425,340
Fleet horsepower available - average	558,752	472,360	423,054
Horsepower utilization (at period end)	82.1%	80.8%	74.8%
Average horsepower utilization	81.8%	78.2%	72.8%
Units utilized (at period end)	1,208	1,247	1,221
Fleet units (at period end):	1,912	1,876	1,869
Unit utilization (at period end)	63.2%	66.5%	65.3%
Rental revenues	$144,236	$106,159	$74,465
Total revenues	$156,742	$121,167	$84,825
Rental revenues as a percent of total revenues	92.0%	87.6%	87.8%

Of the total horsepower utilized as of December 31, 2024, 376,685 of horsepower was being rented under contracts expiring between 2025 and 2029 and 115,071 of that horsepower was being rented on a month-to-month basis. Of the 1,208 compressors utilized as of December 31, 2024, 573 were being rented on a month-to-month basis.

Our Performance Trends and Outlook

The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels and pricing of oil and gas.

Crude Oil. The level of production for crude oil activity and capital expenditures has generally been dependent upon the prevailing view of future crude oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC and Russia, and other factors. We feel that the current crude oil market production outlook is favorable, with current prices creating strong incentives for our customers to maximize their production levels. While crude oil prices have historically been volatile, we expect demand for our existing compressor fleet to remain positive assuming crude oil prices remain within reasonable bands with respect to current pricing levels.

Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short term price volatility remains a factor due to geopolitical influences and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian basin and Marcellus Shale.

Non-GAAP Financial Measures

We utilize certain financial and operating metrics to analyze our performance and assess our operating results and overall profitably and liquidity. The most significant of these measure are “Adjusted Gross Margin” and “Adjusted EBITDA” both of which are measurements that are not explicitly defined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), or non-GAAP financial measures, and may vary among different industries and the participants therein.

Adjusted Gross Margin

We define “Adjusted Gross Margin” as total revenue less costs of revenues (excluding depreciation and amortization expense). Adjusted gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and costs (excluding depreciation and amortization expense), which are key components of our operations. Adjusted gross margin differs from gross margin, in that gross margin includes depreciation and amortization expense. We believe Adjusted gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations. Depreciation and amortization expense does not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. Rather, depreciation and amortization expense reflects the systematic allocation of historical property and equipment costs over their estimated useful lives.

Adjusted gross margin has certain material limitations associated with its use as compared to gross margin. These limitations are primarily due to the exclusion of depreciation and amortization expense, which is material to our results of operations. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and our ability to generate revenue. In order to compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

As an indicator of our operating performance, Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin as determined in accordance with GAAP. Our Adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate Adjusted gross margin in the same manner.

The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted gross margin with further detail by revenue classification for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Total revenue	$156,742	$121,167	$84,825
Cost of revenue, exclusive of depreciation and amortization	(68,756)	(62,454)	(46,357)
Depreciation allocable to cost of revenues	(30,813)	(25,856)	(23,551)
Gross margin	57,173	32,857	14,917
Depreciation allocable to cost of revenues	30,813	25,856	23,551
Adjusted gross margin	$87,986	$58,713	$38,468

Adjusted gross margin by revenue classification:
Rental	$87,333	$57,282	$36,715
Sales	(290)	2	918
Aftermarket services	943	1,429	835
Total adjusted gross margin	$87,986	$58,713	$38,468

Adjusted EBITDA

“Adjusted EBITDA” is a non-GAAP financial measure that we define as net income (loss) before interest, taxes, depreciation and amortization, as well as an increase in inventory allowance, impairments, retirement of rental equipment, non-recurring restructuring charges including severance and non-cash equity-classified stock-based compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below to see how Adjusted EBITDA reconciles to our net income (loss), the most directly comparable GAAP financial measure.

The following table reconciles our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$17,227	$4,747	$(569)
Interest expense	11,927	4,082	364
Income tax expense	4,439	1,873	528
Depreciation and amortization	31,347	26,550	24,116
Impairments	841	779	—
Inventory allowance	1,863	3,965	83
Retirement of rental equipment	28	505	196
Severance and restructuring charges	33	1,224	2,537
Stock-based compensation	1,821	2,054	1,910
Adjusted EBITDA	$69,526	$45,779	$29,165

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Rentals

We generate revenue from renting compressors to our customers. These contracts, which all qualify as operating leases under GAAP, may also include a fee for servicing the compressor unit during the rental contract. Our rental contracts typically range from six to 60 months. Our revenue is recognized over time, with monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew its contract or continue renting on a monthly basis thereafter. The primary costs associated with providing our compressor fleet to our customers includes routine maintenance and repairs, fluids, primarily motor oils, and labor and related support costs for our field service facilities and employees that are geographically dispersed throughout our operating regions.

The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Rental revenue	$144,236	$106,159	$38,077	35.9%
Cost of rentals (excluding depreciation and amortization)	56,903	48,877	8,026	16.4%
Rental adjusted gross margin	$87,333	$57,282	$30,051	52.5%
Rental adjusted gross margin percentage	60.5%	54.0%	6.5%
Percent of total company revenues	92.0%	87.6%	4.4%
Rented horsepower	491,756	420,432	71,324	17.0%
Percent of fleet horsepower utilized	82.1%	80.8%	1.3%
Units utilized	1,208	1,247	(39)	(3.1)%
Percent of fleet units utilized	63.2%	66.5%	(3.3)%
Customers under contract	68	84	(16)	(19.0)%

Rental revenue increased for the year ended December 31, 2024, compared to 2023 due primarily to an increase in rented horsepower despite a nominal decrease in the number of units rented and a decrease in total customers. The increase in revenue reflects a continuing trend of growing demand for our higher horsepower units (400 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. The increase in utilized horsepower reflects the continued addition of high horsepower compressor units to our fleet during 2024 consistent with our emphasis on larger units over the past two years. During the year ended December 31, 2024, we placed into service a total of 220 newly set units, including 198 from our existing fleet and 22 new units. Of those sets, a total of 111 were high horsepower units and 22 of those were new units to the fleet. The decline in customers is primarily attributable to E&P industry consolidation as well as the acquisition of existing producing oil and gas properties among E&P companies; however, it has not resulted in any meaningful decrease in our level of business activity. The cost of rentals increased on an absolute basis due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Sales

We generate revenue by the sale of custom/assembled compressors and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. Costs of sales include purchases of engines, compressors, coolers and other component materials as well as direct and indirect labor attributable to the assembly of equipment to meet the unique specifications of our customers. In addition, our costs of sales include overhead and related support costs attributable to our assembly, repair and overhaul facilities in Midland, Texas and Tulsa, Oklahoma.

The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressors, parts and equipment and repair/overhaul services for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Sales revenue	$7,613	$8,921	$(1,308)	(14.7)%
Cost of sales (excluding depreciation and amortization)	7,903	8,919	(1,016)	(11.4)%
Sales adjusted gross margin	$(290)	$2	$(292)	NM
Sales adjusted gross margin percentage	(3.8)%	—%	(3.8)%
Percent of total company revenues	4.9%	7.4%	(2.5)%

Sales revenue declined for the year ended December 31, 2024, compared to 2023. Sales are subject to fluctuations in the timing of industry activity related to our customers’ capital projects and, as such, can vary substantially between periods. Due to these circumstances as well as the costs of maintaining support facilities relative to revenues, we continue to shift our business away from sales of new compressor packages to renting our owned units to our customers. While the costs to support our sales revenues declined on an absolute basis, primarily reflecting a lower volume of business, the gross margin declined to a negative value due primarily to indirect labor and fixed overhead costs that are not otherwise subject to capitalization at our assembly, repair and overhaul facilities.

Aftermarket Services

We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.

The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Aftermarket services revenue	$4,893	$6,087	$(1,194)	(19.6)%
Cost of aftermarket services (excluding depreciation and amortization)	3,950	4,658	(708)	(15.2)%
Aftermarket services adjusted gross margin	$943	$1,429	$(486)	(34.0)%
Aftermarket services adjusted gross margin percentage	19.3%	23.5%	(4.2)%
Percent of total company revenues	3.1%	5.0%	(1.9)%

Third party aftermarket services revenues, costs and margin declined for the year ended December 31, 2024, compared to 2023. The decline is primarily attributable to a lower volume of service call-out work performed during 2024 compared to 2023. Aftermarket services only represented 3.1 percent of our revenue in 2024, providing minimal impact on our overall adjusted gross margin.

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include compensation and benefits, including stock-based compensation, commissions and other support costs of departments serving administrative and corporate governance functions, such as executive management, finance and accounting, sales and marketing, human resources, information technology, health, safety and environmental and investor relations. In addition, SG&A includes non-personnel costs, such as occupancy costs, IT support costs, professional fees and other supporting corporate expenses including public company compliance costs. When applicable, SG&A expenses also includes severance benefits and related costs associated with exit activities and restructuring actions.

The following table summarizes the components of our SG&A expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Primary selling, general and administrative expenses	$19,158	$13,660	$5,498	40.2%
Stock-based compensation	1,821	2,054	(233)	(11.3)%
Severance and restructuring charges	33	1,224	(1,191)	NM
Total	$21,012	$16,938	$4,074	24.1%
SG&A expenses as a percent of total revenues	13.4%	14.0%	(0.6)%

SG&A expenses increased for the year ended December 31, 2024, as compared to 2023 on an absolute dollar basis while continuing a steady decline as a percent of revenues. As our revenues have increased commensurate with our growth, total SG&A expenses have consistently declined as a percent of revenues despite our incurring a higher level of costs to appropriately scale our administrative function. The absolute dollar increase was primarily impacted by (i) higher salaries, benefits and commissions of $3.3 million reflecting new executive leadership and support staff growth as well and higher commissions attributable to higher revenues, (ii) higher consulting expenses of $1.2 million primarily attributable to recruiting charges and interim staffing for certain senior and executive roles, (iii) higher public company compliance-related costs of $1.0 million consistent with our change in SEC filer status and (iv) higher information technology support costs of $0.4 million in support of our growth. These items were partially offset by lower stock-based compensation expense of $0.2 million as certain prior year awards were fully amortized and lower legal fees of $0.4 million. In addition, we incurred less than $0.1 million of severance charges in 2024 associated with certain restructuring activities at our assembly facilities. The 2023 period included a restructuring charge of $1.2 million associated with a previously disclosed compensation arrangement with our former CEO who served in an interim role from mid-November of 2022 through mid-February of 2024.

Depreciation and Amortization

Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.

The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Depreciation and amortization allocable to cost of revenues:
Rental	$30,453	$25,507	$4,946	19.4%
Sales	296	260	36	13.8%
Aftermarket services	64	89	(25)	(28.1)%
	30,813	25,856	4,957	19.2%
Corporate depreciation	413	569	(156)	(27.4)%
Intangible asset amortization	121	125	(4)	(3.2)%
Total	$31,347	$26,550	$4,797	18.1%
Depreciation and amortization as a percent of total revenues	20.0%	21.9%	(1.9)%

Depreciation and amortization expense increased on an absolute basis and declined as a percent of revenues during the year ended December 31, 2024, compared to 2023. The increase is primarily the result of new units added to our rental fleet in 2024 and 2023. We placed into service 22 high horsepower units (approximately 28,740 horsepower) to our fleet in 2024 and 92 units (approximately 98,349 horsepower) in 2023. All 22 in 2024 and 73 of those units in 2023, were 400 horsepower or larger, representing a substantial portion of the total horsepower added during each year, respectively. These higher horsepower unit additions, which began in earnest during 2023, are reflective of our strategic plans to concentrate our business development on these higher margin applications.

Impairments

We assess our long-lived assets for impairment on an annual basis or when indicators of impairment are present. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s carrying value.

The following table indicates the charges incurred for impairments for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Impairments	$841	$779	$62	8.0%

During 2024, we fully impaired an intangible asset attributable to a trade name for $0.7 million. Consistent with our shift in focus away from the sales of compressor and related technology, we determined that we will no longer market the technology associated with the trade name. Please see Note 8 (“Intangible Assets”) to our Consolidated Financial Statements for additional information. In addition, we fully impaired certain information technology assets in the amount of $0.2 million for which we have terminated plans to develop and utilize the associated applications. During 2023, we fully impaired certain information technology assets in the amount of $0.8 million under similar circumstances.

Inventory Allowance

We routinely review our stock of inventory for obsolescence and realizability. When the carrying value exceeds the net realizable value, a charge is recorded to operating income.

The following table indicates the charges incurred for inventory allowance for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Inventory allowance	$1,863	$3,965	$(2,102)	(53.0)%

Due primarily to the slow-moving nature, obsolescence of a portion of our long-term inventory and inventory related to the retirement of certain rental equipment, we recorded an increase of $1.9 million to the inventory allowance reserve for the year ended December 31, 2024. During 2023, we recorded an increase of $4.0 million to the inventory allowance reserve under similar circumstances as well as our decision to cease further assembly activities at our facility in Midland, Texas. We ended 2024 with an inventory allowance balance of $5.9 million. Please see Note 4 (“Inventory”) to our Consolidated Financial Statements for additional information regarding the inventory allowance.

Retirement of Rental Equipment

We routinely review the rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. When appropriate, we retire such units from the fleet and write-off any remaining carrying value.

The following table indicates the charges incurred for the retirement of rental equipment for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Retirement of rental equipment	$28	$505	$(477)	NM

Retirements of compressor units during 2024 were minimal as compared to 2023 during which time we determined 95 units should be retired from our rental fleet for which we recorded loss on retirement of rental equipment during the year.

Gain on the Sale of Property and Equipment

As circumstances warrant, we will market certain property and equipment, primarily trucks, when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.

The following table presents the gains recognized upon the sale of property and equipment for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Gain on the sale of property and equipment, net	$430	$481	$(51)	(10.6)%

Gains recognized during the years ended December 31, 2024 and 2023 are primarily attributable to the sales of trucks after the completion of their useful lives. In addition, amounts are included during both years for sales scrap materials.

Interest Expense

Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under our Credit Facility, net of amounts capitalized attributable to certain capital projects. Also included is interest expense on our financing leases.

The following table summarizes the components of our interest expense for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Interest on borrowings, finance leases and related fees	$15,904	$9,156	$6,748	73.7%
Amortization of debt issue costs	746	425	321	75.5%
Capitalized interest	(4,723)	(5,499)	776	(14.1)%
Total	$11,927	$4,082	$7,845	NM
Weighted-average interest rates on borrowings	8.82%	8.88%	(0.06)%
Weighted-average outstanding borrowings	$169,008	$120,558	$48,450

Interest expense increased during the year ended December 31, 2024 as compared to 2023 due primarily to over $48 million of higher average borrowings outstanding under our Credit Facility during 2024. In addition, we incurred higher debt issue cost amortization due primarily to costs associated with amendments to the Credit Facility and lower capitalized interest as a result of a smaller capital expenditures program in 2024 as compared to 2023. These increases were marginally offset by the effect of lower average interest rates which declined in the second half of 2024 consistent with Federal Reserve interest rate reductions.

Other Income (Expense)

This caption primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan. Please see Note 12 (“Deferred Compensation Plan”) to our Consolidated Financial Statements for additional information regarding the plan.

The following table indicates our other income (expense) for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Other income (expense), net	$268	$245	$23	9.4%

Other income was relatively consistent during the year ended December 31, 2024 as compared to 2023 with net gains from investments supporting our COLI policies comprising the majority of the amounts for each period. Other amounts include certain vendor rebates and other miscellaneous non-operating income.

Income Tax Expense

Income tax expense represents our income tax provision as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal taxes under the IRC as well as to various states in which we operate, primarily Texas. Please see Note 11 (“Income Taxes”) to our Consolidated Financial Statements for additional information.

The following table summarizes our income tax provision for the periods presented:

	Year Ended December 31,
	2024	2023	Change	% Change
Income tax expense	$4,439	$1,873	$2,566	NM
Effective tax rate	20.5%	28.3%	(7.80)%

Income tax expense increased for the year ended December 31, 2024, compared to 2023 due primarily to substantially higher pre-tax income during 2024 despite a lower effective tax rate. Our effective tax rate for both years differs from the U.S. federal statutory rate of 21%. The effective tax rate declined during 2024 from that during 2023 largely due to certain executive severance compensation expenses incurred during 2023 that were non-deductible for income tax purposes. Only a minimal portion of our total income tax expense is current while $4.2 million and $1.8 million is considered deferred for 2024 and 2023, respectively.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity include cash on hand, cash provided by operating activities and borrowings under our Credit Facility. The Credit Facility provides us with up to $300 million in borrowing commitments with an additional $50 million at our request. The borrowing base under the Credit Facility was $300.0 million with $168.0 million of borrowings outstanding as of March 14, 2025, leaving $132.0 million of availability under the Credit Facility.

Our cash flows from operating and investing activities are subject to a degree of volatility due primarily to (i) the consistency of our customers in remitting amounts owed to us for our services in full and on a timely basis and (ii) the timing of payments to our vendors and suppliers for capital projects which are often made well in advance of placing new compressor equipment into service. In order to mitigate such volatility we employ disciplined efforts to monitor customer credit and maintain communications to support collection efforts when necessary. Furthermore, and in certain circumstances, we require deposits in advance of transactions that require substantial investment on our part. To the extent necessary, we rely on the availability of our Credit Facility to fund capital expenditures beyond that provided by our cash flows from operating activities.

Our forecasted capital expenditures for 2025 will continue to be directly dependent upon our customers’ compression requirements and our capital availability, while maintaining prudent levels of debt.

The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that cash on hand, cash flows from operating activities and borrowings under the Credit Facility will be sufficient to satisfy our capital and liquidity requirements for at least the twelve months subsequent to the date that this Annual Report on Form 10-K was filed. We also believe we have flexibility with respect to our financing alternatives and adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand, cash from operating activities and borrowings under our Credit Facility.

If we require additional capital to fund any significant unanticipated expenditures, including any material acquisitions of other businesses, joint ventures or other opportunities, this additional capital could exceed our current resources and might not be available to us when we need it, or might not be on acceptable terms. In addition, our financing capacity could be negatively impacted by other economic factors. Please see Part I, Item 1A, “Risk Factors”, of this Report.
For a detailed analysis of our historical capital expenditures, see the “Cash Flows” discussion that follows.

Cash From Operating Activities. As of December 31, 2024, we had $2.1 million of cash on hand. For additional information and an analysis of or historical cash flows from operating activities, see the “Cash Flows” discussion that follows.

Credit Facility Borrowings. During 2024, we borrowed $6.0 million, net of repayments, under the Credit Facility. Through March 14, 2025, we repaid $2.0 million, net of borrowings under the Credit Facility. The following table summarizes our borrowing activity under the Credit facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended December 31, 2024	$170,000	$172,230	$180,000	8.47%
Year ended December 31. 2024	$170,000	$169,008	$180,000	8.83%

For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.

Proceeds from Sales and Monetization of Assets. We continually evaluate the potential sale of assets, including underutilized or retired compressor units, obsolete and slow-moving inventory and non-strategic real estate assets, among others. For additional information and an analysis of or historical proceeds from sales of assets, see the “Cash Flows” discussion that follows.

Capital Markets Transactions. From time-to-time and under market conditions that we believe are favorable to us, we may consider capital markets transactions, including the offering of debt and equity securities. We maintain an effective shelf registration statement with the SEC for up to $200 million for a variety of securities to provide financing optionality.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$66,463	$18,033
Net cash used in investing activities	(71,440)	(153,888)
Net cash provided by financing activities	4,373	135,229
Net decrease in cash and cash equivalents	$(604)	$(626)

Cash Flows from Operating Activities. Our cash flows from operating activities increased by $48.4 million during 2024 from 2023. From a broad perspective, cash flows improved due to substantial growth in our high horsepower unit rentals which also provide for higher realized margins. In addition, we made substantial progress in improving our processes for billings and collections from certain customers and lowering our “days sales outstanding” statistics for accounts receivable. These efforts arose from the negative impact on working capital during 2023 as our rental activities began to grow significantly. We anticipate a continued focus on these efforts into 2025 as we concentrate on further improvements to our working capital performance statistics.

Cash Flows from Investing Activities. For the years ended December 31, 2024 and 2023, we invested approximately $71.9 million and $153.9 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2024 and 2023 were $66.9 million and $152.5 million in new equipment to our rental fleet and $5.0 million and $1.4 million in other property and equipment, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the year. Our rental work-in-progress increased by $0.8 million and $13.8 million during 2024 and 2023, respectively. We paid $0.2 million and $0.4 million for COLI policy purchases during 2024 and 2023. We also received proceeds from the sale of property and equipment of $0.5 million and $0.5 million during the same periods, respectively.

Cash Flows from Financing Activities. During 2024, we had net borrowings of $6.0 million under the Credit Facility while 2023 included net borrowings of $139.0 million. The decrease in net borrowings is due primarily to the substantial investment in large horsepower units during the prior year consistent with our strategy of directing our business to these larger, higher margin applications. While we incurred and paid debt issuance costs during both years, the amounts paid during 2023 were $1.7 million higher as the Credit Facility was substantially upsized with the amendment and restatement in February 2023. We received proceeds from the exercise of stock options of $0.3 million during 2024 while none were received during 2023 and taxes paid related to the net share settlements of equity awards were $0.2 million and $1.0 million for 2024 and 2023, respectively.

Capitalization

The following table summarizes our total capitalization as of the dates presented:

	December 31,
	2024	2023
Credit facility borrowings	$170,000	$164,000
Total stockholders’ equity	255,057	235,894
Total capitalization	$425,057	$399,894
Debt as a percent of total capitalization	40.0%	41.0%

Credit Facility. We have a five-year senior secured revolving credit agreement, as amended, or the Credit Facility, with Texas Capital Bank, National Association (the “Lender”) as administrative agent, TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with a total commitment of $300.0 million. We also have a right to request from the Lender, an increase to the potential aggregate commitment of up to $50.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $350.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.

Our Credit Facility is subject to: (i) a borrowing base calculation, (ii) variable rates of interest on borrowings that are determined, in part, upon our actual leverage ratio, as defined in the Credit Facility, (iii) commitment fees, (iv) certain financial and other covenants and (v) events of default and acceleration, among other terms and conditions that are customary for such credit instruments. Please see Note 10 (“Long-Term Debt”) to our Consolidated Financial Statements for a thorough discussion of these matters regarding our Credit Facility.

As of December 31, 2024, we had $170.0 million outstanding under our Credit Facility with a weighted average interest rate of 8.12%. As of December 31, 2024, we had approximately $130.0 million available for borrowing under the Credit Facility, subject to borrowing base determination. As of December 31, 2024, we were in compliance with all financial covenants in our Credit Facility.

Critical Accounting Estimates

We describe our significant accounting policies in Note 2 (“Summary of Significant Accounting Policies”) to our Consolidated Financial Statements. We believe that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information regarding our results of operations, financial condition and cash flows.

The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are generally based on historical experience and various other assumptions that we believe to be reasonable in consideration of our circumstances and expectations for the future based on available information. Our actual results could differ significantly from those estimates under different assumptions and conditions.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our results of operations, financial condition and cash flows and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventories

We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value. We regularly review inventory quantities on hand and record an allowance for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. We assess anticipated customer demand based on current and upcoming capital expenditure budgets of our major customers as well as other significant participants in the industry, along with oil and gas price forecasts and other factors affecting the industry as a whole. Our estimates and assumptions regarding these factors are subject to significant variability and can result in provisions for valuation allowances of our inventory. For the year ended December 31, 2024, our provision for excess and obsolete inventory totaled $1.9 million which increased our allowance for obsolescence to $5.9 million as described more fully in the discussion of our Results of Operations above and Note 4 (“Inventory”) to our Consolidated Financial Statements.

Long-Lived Assets

Depreciation

Depreciation expense is computed using the straight-line method over the estimated useful lives of the underlying long-lived assets. Our rental equipment has estimated useful lives ranging from 15 to 25 years, while our property and equipment has estimated useful lives which range from 3 to 39 years. The estimated useful lives and salvage values of these long-lived assets are based on estimates and assumptions that reflect our historical experience and expectations regarding their future utilization, obsolescence, technical developments, market demand and geographic location. The use of different estimates and assumptions in the determination of depreciation, particularly with respect to useful lives, could result in significant differences to our results of operations. We regularly review the appropriateness of the estimated useful lives of our long-lived assets and may shorten or extend such lives as appropriate based on business circumstances.

Impairments

We assess our long-lived assets, including rental equipment, other property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the net carrying values may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which an asset (or asset group) is being used or its condition, including a meaningful decline in fleet utilization over prior periods; significant negative industry or company-specific trends or actions, including meaningful capital expenditure budget reductions by our major customers or other sizable exploration and production or midstream organizations, as well as significant declines in oil and natural gas prices; legislative changes prohibiting us from leasing our units; or poor general economic conditions. After the assessments of such circumstances, an impairment loss is recognized if the future undiscounted net cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s (or asset group’s) carrying value. During the year ended December 31, 2024, we fully impaired our indefinite-lived intangible asset attributable to a trade name (see the discussion in “Results of Operations” above and Note 8. (“Intangible Assets”) to our Consolidated Financial Statements).

Income Taxes

In connection with the process of preparing our financial statements, we are required to estimate our federal income taxes as well as income taxes in each of the states in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are reflected on our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not probable, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance during a period, we must include an expense in the tax provision in the Statement of Operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In this process, we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. As of December 31, 2024, we have no valuation allowance and fully expect to utilize all of our deferred tax assets.

Please see Note 11 (“Income Taxes”) for a more thorough discussion of our income taxes.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2024, we did not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Please see Note 2 (“Summary of Significant Accounting Policies”) to our Consolidated Financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk.

Our interest rate risk is attributable to our borrowings under the Credit Facility, which are subject to variable interest rates. As of December 31, 2024, we had borrowings of $170.0 million under the Credit Facility at a weighted average interest rate of 8.12%. Assuming a constant borrowing level under the Credit Facility and excluding any changes in other financial metrics that would impact the applicable margin applied to Credit Facility borrowings, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of $1.7 million on an annual basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is presented in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our CEO and CFO, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our ICFR was effective as of December 31, 2024.

Remediation of Previously Identified Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, we disclosed a material weakness related to inventory. Specifically, control activities related to year-end inventory count procedures and the process to review and approve inventory adjusting journal entries.

We have completed the execution of our remediation plan for this material weakness and, as of December 31, 2024, successfully remediated the material weakness by implementing and successfully testing the following actions:

•We updated and implemented new policies and procedures related to work in process inventory.
•We hired additional management with a focus on inventory control and inventory best practices.
•We relocated certain inventory to centralized warehouses.
•We improved and enforced our formalized inventory count and inventory adjustment procedures which were applied to our end-of-year inventory counts.
•We added additional inventory safeguards in our warehouses limiting physical access to our inventory.
•We limited the number of employees authorized to record adjustments in our accounting software through additional IT controls with respect to inventory transfers.
•We have enhanced efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of ICFR as of December 31, 2024 was audited by Ham, Langston & Brezina LLP, an independent registered public accounting firm, as stated in its report included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, except as discussed above, there were no other changes in our ICFR during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B.    OTHER INFORMATION

Stephen C. Taylor, our Chairman of the Board of Directors, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an aggregate of 100,000 shares of the Company’s common stock, subject to various volume amounts and price thresholds. The plan became effective on August 21, 2024 and the plan provided that it would terminate on August 19, 2025, unless sooner terminated under its terms. The 10b5-1 Plan was entered into during an open insider trading window and no sales commenced under the plan until completion of the required cooling off period under Rule 10b5-1. The 10b5-1 Plan terminated pursuant to its terms on or about January 21, 2025, in connection with the final sale of shares covered by the plan.

No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2024.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024 or as such period may be extended by action of the SEC.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of our website at www.ngsgi.com. The Code of Business Conduct and Ethics maybe obtained free of charge by writing before to Natural Gas Services Group, Inc., Attn: Investor Relations, 404 Veterans Airpark Lane, Ste 300, Midland, TX 79705.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024 or as such period may be extended by action of the SEC.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024 or as such period may be extended by action of the SEC.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024 or as such period may be extended by action of the SEC.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024 or as such period may be extended by action of the SEC.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1.Consolidated Financial Statements. The following financial statements are filed as a part of this Annual Report on Form 10-K:

2. Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or the information is set forth in the Consolidated Financial Statements or Notes thereto.

3. Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth below:

Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed with the Securities and Exchange Commission and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2021).
4.1	Description of Securities (Incorporated by reference to the Registrant’s Registration Statement on From 8-A, filed with the Securities and Exchange Commission on October 27, 2008).
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-238794) and filed with the Securities and Exchange Commission on December 13, 2024).
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-238794) and filed with the Securities and Exchange Commission on December 13, 2024).
10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2022).
10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016).
10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022).
10.4†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).
10.5	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.6	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.7	First Amendment to Amended and Restated Credit Agreement dated November 14, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023).

10.8	Second Amendment to Amended and Restated Credit Agreement dated June 6, 2024, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2024).
10.9	Third Amendment to Amended and Restated Credit Agreement dated June 25, 2024, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2024).
10.10†	Retention Agreement dated September 19, 2023 between Natural Gas Services Group, Inc. and James Hazlett (Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).
10.11†	Employment Agreement between Brian L. Tucker and Natural Gas Services Group, Inc. dated October 9, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023).
10.12†	Employment Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024).
10.13†	Employee Non-Compete Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024).
10.14†	Employee Proprietary Rights Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024).
10.15†	Form of Restricted Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
10.16†	Form of Performance Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
10.17†	Employment Agreement between Ian M. Eckert and Natural Gas Services Group, Inc. dated November 1, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2024).
19*	Amended and Restated Insider Trading Policy.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ham, Langston & Brezina L.L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Natural Gas Services Group, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

March 17, 2025	By:	/s/ Justin C. Jacobs
Justin C. Jacobs
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin C. Jacobs and Ian M. Eckert, jointly and severally, as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Justin C. Jacobs	Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2025
Justin C. Jacobs

/s/ Ian M. Eckert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2025
Ian M. Eckert

/s/ Stephen C. Taylor	Chairman of the Board of Directors	March 17, 2025
Stephen C. Taylor

/s/ Donald Tringali	Director	March 17, 2025
Donald Tringali

/s/ Nigel J. Jenvey	Director	March 17, 2025
Nigel J. Jenvey

/s/ Jean K. Holley	Director	March 17, 2025
Jean K. Holley

/s/ Georganne Hodges	Director	March 17, 2025
Georganne Hodges

NATURAL GAS SERVICES GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2024 and 2023, and related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 17, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

/s/ Ham, Langston & Brezina LLP

Houston, Texas
March 17, 2025

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Natural Gas Services Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, and related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 17, 2025 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ham, Langston & Brezina LLP

Houston, Texas
March 17, 2025
We have served as the Company’s auditor since 2022.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,142	$2,746
Trade accounts receivable, net of provision for credit losses	15,626	39,186
Inventory, net of allowance for obsolescence	18,051	21,639
Federal income tax receivable	11,282	11,538
Prepaid expenses and other	1,075	1,162
Total current assets	48,176	76,271
Long-term inventory, net of allowance for obsolescence	—	701
Rental equipment, net of accumulated depreciation	415,021	373,649
Property and equipment, net of accumulated depreciation	22,989	20,550
Intangible assets, net of accumulated amortization	—	775
Other assets	6,342	6,783
Total assets	$492,528	$478,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,670	$17,628
Accrued liabilities	7,688	15,085
Total current liabilities	17,358	32,713
Credit facility	170,000	164,000
Deferred income taxes	45,873	41,636
Other long-term liabilities	4,240	4,486
Total liabilities	237,471	242,835
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,762 and 13,688 shares issued, as of December 31, 2024 and 2023, respectively	138	137
Additional paid-in capital	118,415	116,480
Retained earnings	151,508	134,281
Treasury shares, at cost, 1,310 shares for each of December 31, 2024 and 2023, respectively	(15,004)	(15,004)
Total stockholders’ equity	255,057	235,894
Total liabilities and stockholders’ equity	$492,528	$478,729

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)
	Year Ended December 31,
	2024	2023	2022
Revenue:
Rental	$144,236	$106,159	$74,465
Sales	7,613	8,921	8,568
Aftermarket services	4,893	6,087	1,792
Total revenue	156,742	121,167	84,825
Cost of revenues (excluding depreciation and amortization)
Rental	56,903	48,877	37,750
Sales	7,903	8,919	7,650
Aftermarket services	3,950	4,658	957
Total cost of revenues (excluding depreciation and amortization)	68,756	62,454	46,357
Selling, general and administrative expenses	21,012	16,938	13,892
Depreciation and amortization	31,347	26,550	24,116
Impairments	841	779	—
Inventory allowance	1,863	3,965	83
Retirement of rental equipment	28	505	196
Gain on sale of property and equipment, net	(430)	(481)	(250)
Total operating costs and expenses	123,417	110,710	84,394
Operating income	33,325	10,457	431
Other income (expense):
Interest expense	(11,927)	(4,082)	(364)
Other income (expense)	268	245	(108)
Total other expense, net	(11,659)	(3,837)	(472)
Income (loss) before income taxes	21,666	6,620	(41)
Provision for income taxes	(4,439)	(1,873)	(528)
Net income (loss)	$17,227	$4,747	$(569)
Earnings (loss) per share:
Basic	$1.39	$0.39	$(0.05)
Diluted	$1.37	$0.38	$(0.05)
Weighted average shares outstanding:
Basic	12,412	12,316	12,305
Diluted	12,554	12,383	12,305
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
December 31, 2021	—	$—	13,394	$134	$114,017	$130,103	775	$(8,344)	$235,910
Stock-based compensation	—	—	—	1	1,909	—	—	—	1,910
Vesting of restricted stock	—	—	125	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(515)	—	—	—	(515)
Purchase of treasury shares	—	—	—	—	—	—	535	(6,660)	(6,660)
Net loss	—	—	—	—	—	(569)	—	—	(569)
December 31, 2022	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Stock-based compensation	—	—	—	2	2,052	—	—	—	2,054
Vesting of restricted stock	—	—	169	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(983)	—	—	—	(983)
Net income	—	—	—	—	—	4,747	—	—	4,747
December 31, 2023	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Stock-based compensation	—	—	—	—	1,821	—	—	—	1,821
Vesting of restricted stock	—	—	51	1	(1)	—	—	—	—
Exercise of common stock options	—	—	23	—	293	—	—	—	293
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(178)	—	—	—	(178)
Purchase of treasury shares	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	17,227	—	—	17,227
December 31, 2024	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,227	$4,747	$(569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,347	26,550	24,116
Impairments	841	779	—
Inventory allowance	1,863	3,965	83
Retirement of rental equipment	28	505	196
Gain on the sale of property and equipment, net	(430)	(481)	(250)
Amortization of debt issuance costs	746	425	48
Deferred income taxes	4,237	1,838	511
Stock-based compensation	1,821	2,054	1,910
Provision for credit losses	433	492	—
(Gain) loss on company owned life insurance	(156)	235	389
Changes in operating assets and liabilities:
Trade accounts receivables	23,127	(25,010)	(4,279)
Inventory	2,477	(669)	(4,143)
Prepaid expenses and prepaid income taxes	152	(7)	(250)
Accounts payable and accrued liabilities	(17,727)	2,436	10,033
Other	477	174	(31)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,463	18,033	27,764
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(71,894)	(153,943)	(65,122)
Purchase of company owned life insurance, net	(22)	(422)	(329)
Proceeds from sale of property and equipment	476	477	372
NET CASH USED IN INVESTING ACTIVITIES	(71,440)	(153,888)	(65,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	28,000	139,000	25,000
Repayments of credit facility borrowings	(22,000)	—	—
Payments of other long term liabilities	(780)	(95)	(3)
Payments of debt issuance costs	(962)	(2,693)	(77)
Proceeds from exercise of stock options	293	—	—
Purchase of treasury shares	—	—	(6,660)
Taxes paid related to net share settlement of equity awards	(178)	(983)	(515)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,373	135,229	17,745
NET CHANGE IN CASH AND CASH EQUIVALENTS	(604)	(626)	(19,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,746	3,372	22,942
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,142	$2,746	$3,372
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,394	$7,053	$276
Income taxes paid	$—	—	—
NON-CASH TRANSACTIONS:
Transfer of rental equipment to inventory	$51	$665	$—
Transfer of right of use assets to property and equipment	$2,641	—	—
Accrued purchases of property and equipment	$2,687	—	—
Right of use asset acquired through a finance lease	$2,174	$1,146	$—
Right of use asset acquired through an operating lease	$563	$63	$229
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)

1.    Description of Business

Natural Gas Services Group, Inc. (the “Company”, “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Colorado corporation), is a leading provider of natural gas compression equipment, technology and services to the energy industry. We rent, design, sell, install, service and maintain natural gas compressors and related equipment for our customers’ oil and gas production and processing facilities, generally using equipment from OEM suppliers along with limited in-house assembly. We are headquartered in Midland, Texas, with an assembly facility located in Tulsa, Oklahoma, a repair and overhaul shop in Midland, Texas, and service facilities located in major oil and gas producing basins in the United States (“U.S.”).

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company, its subsidiary, NGSG Properties, LLC, which owns our headquarters office building and the rabbi trust associated with our deferred compensation plan (see Note 12). All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

Certain reclassification have been made to prior periods to conform to the current presentation. In our Consolidated Statements of Operations, (gains) and losses on the sale of property equipment have been reclassified from selling, general and administrative expenses to a stand-alone caption included within total operating income.

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include fixed asset lives, provision for credit losses and the allowance for inventory obsolescence. Additionally, we conduct an annual review of our long-lived assets for impairment. In connection with the review, determining factors are based on estimates that can significantly impact the carrying value of these assets. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents. At times, cash balances at banks and financial institutions may exceed federally insured amounts.

Accounts Receivable and Credit Losses

Our trade accounts receivables are not collateralized except as provided for under certain lease agreements.We perform ongoing credit evaluations of our customers and adjust credit limits based on management’s assessment of the customer’s financial condition and payment history, as well as industry and general economic conditions. We continuously monitor collections and payments from our customers, and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified as well as forecasts of future economic conditions. While such credit losses have historically been within our expectations and the allowance established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Revenue Recognition

The following is a description of principal activities from which we generate our revenue and the accounting policies that we apply for the recognition thereof:

Rental Revenue. We generate revenue from renting compressor equipment to our customers for the right to control the use of the equipment ratably over the term of the underlying agreement. Our agreements for rental equipment qualify as operating leases under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) as we retain the primary exposure to changes in the underlying equipment’s value as the lessor unlike a sale or secured lending arrangement. Our agreements may also include a fee for servicing the equipment during the term of the rental contract. We have applied the practical expedient provided in ASC 842, which allows us to combine lease and non-lease components. Our rental contracts typically range from six to 60 months.

As a lessor, we recognize operating lease revenue on a straight-line basis with equal monthly payments over the term of the underlying agreements. After the terms of the agreement have expired, a customer may renew their contract or continue renting on a monthly basis thereafter. The leased equipment is generally skid-mounted and can be moved to different locations at the direction of our customers. The leased equipment assets remain on our Consolidated Balance Sheets consistent with other property and equipment. Cash receipts associated with our lease agreements are classified within cash flows from operating activities in our Consolidated Statements of Cash Flows.

Sales and Aftermarket Services Revenue. We generate revenue from the sale of custom/assembled compressors, flare systems and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. We also provide routine aftermarket or call-out services on customer owned equipment.

Consistent with ASC Topic 606, Revenues from Contracts with Customers (“ASC 606”), revenue is measured and recognized based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Transaction prices are not subject to variable consideration constraints. Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our Consolidated Statements of Operations.

For sales, revenue is recognized when control has passed to the customer generally when the equipment is completed and shipped. We request some of our customers to make progressive payments as the product is being built; these payments are recorded as deferred revenue within Accrued liabilities on the Consolidated Balance Sheet until control has been transferred. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation. The amount of revenue recognized is not adjusted for expected returns, as our historical part returns have been de minimis. Revenue for aftermarket and other services is recognized after the services in the contract are rendered.

Inventory Valuation

Inventory (current and long-term) is valued at the lower of cost or net realizable value. The cost of inventories is determined by the weighted average method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. We routinely review our inventory allowance balance to account for slow moving or obsolete inventory costs that may not be recoverable in the future. We assess anticipated customer demand based on current and upcoming capital expenditure budgets of our major customers as well as other significant companies in the industry, along with oil and gas price forecasts and other factors affecting the industry. Our long-term inventory consisted of raw materials and replacement parts that remain useable but that we do not expect to sell or use within the next year.

Long-Lived Assets

Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until it’s complete and added to our fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Our rental equipment has estimated useful lives between 15 and 25 years, while our property and equipment has estimated useful lives which range from 3 to 39 years. The majority of our property and equipment, including rental equipment, is a direct cost to generating revenue.

We assess our rental equipment and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which the asset (or asset group) is being used or its condition, including a meaningful drop in fleet utilization over the prior four quarters; significant negative industry or company-specific trends or actions, including meaningful capital expenditure budget reductions by our major customers or other sizable exploration and production or midstream companies, as well as significant declines in oil and gas prices; legislative changes prohibiting us from leasing our compressor units; or poor general economic conditions. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s carrying value.

Sales of equipment out of the rental fleet are included with sales revenue and cost of sales, while retirements of units are presented as a separate operating expense. Maintenance and repairs are charged to cost of rentals as incurred.

Intangible Assets

We amortize intangible assets with definite lives over their useful lives and review for impairment when indicators of impairment are present. We review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. As of December 31, 2024, we no longer have any intangible assets (see Note 8).

Leases

We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. GAAP requires all leases to be reported on the balance sheet as right-of-use (“ROU”) assets and lease obligations. We determine if an arrangement is a lease at inception and determine lease classification and recognize ROU assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at the commencement date in determining the present value of the lease payments. We, as a lessee, apply the practical expedient to not separate non-lease components from lease components, therefore, accounting for each separate lease component and its associated non-lease component, as a single lease component. For each lease that (i) contains the same timing and pattern of transfer for lease and non-lease components and (ii) if the lease component, if accounted for separately, would be classified as an operating lease, we have elected to not separate non-lease components from lease components. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments.

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

With respect to uncertain tax positions, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We had no liabilities for uncertain tax positions as of December 31, 2024 and 2023.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. GAAP provides for a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

Level 1 - quoted prices in an active market for identical assets or liabilities;

Level 2 - quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 - valuation methodology with unobservable inputs that are significant to the fair value measurement.

We believe that the fair value of our cash and cash equivalents, trade accounts receivables, and accounts payable as of December 31, 2024 and 2023 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates. We considered the borrowings under our credit facility to approximate fair value based upon variable interest rates currently available to us for loans with similar terms (level 2).

Segments and Related Information

GAAP defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenue and incur expenses, (ii) being reviewed by the Company’s chief operating decision maker (“CODM”) for decisions about resources to be allocated and assess its performance and (iii) having discrete financial information. Although we review our products to analyze the nature of our revenue, costs and expenses, the net income and non-GAAP financial measures including EBITDA and Adjusted gross margin are not captured or analyzed by these categories. Our chief executive officer (“CEO”) serves as the CODM and does not make resource allocation decisions or assess the performance of the business based on these categories, but rather on the entire entity in the aggregate. Accordingly, the measures of profit and loss and total assets are effectively those of the Company as a whole as reflected in these Consolidated Financial Statements. Based on these facts and underlying circumstances described further below, we have concluded that we operate in one business segment.

We are primarily engaged in the business of leasing natural gas compressors to our customers. In addition, we design, assemble and sell natural gas compressors and provide aftermarket services on compressors in our fleet and to third parties. These business activities are similar in all geographic areas in which we operate. Our customers primarily consist of entities in the business of producing oil and gas. The maintenance and service of our products is consistent across the entire Company and is performed by a dedicated group of employees via an internal fleet of vehicles. The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. We elected to early adopt ASU 2023-09 effective with our financial reporting for the year ended December 31, 2024 and have applied the provisions on a retrospective basis for all periods presented in these Consolidated Financial Statements. Accordingly, the enhanced disclosures required of ASU 2023-09 are provided in Note 11.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 effective January 1, 2024 and the required disclosures are referenced above in our discussion of Segments and Related Information.

Recently Issued Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense” (“ASU 2024-03”) which expands annual and interim disclosures expenses for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general & administrative expenses, and research and development). ASU 2024-03 is effective for annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on our Consolidated Financial Statements or disclosures.

3.    Trade Accounts Receivable

The following table summarizes our trade accounts receivable from customers as of the dates presented:

	December 31,
	2024	2023
Trade accounts receivable
Rentals	$14,218	$32,871
Sales and aftermarket services	2,657	7,138
	16,875	40,009
Less: Allowance for credit losses	(1,249)	(823)
Total trade accounts receivable, net	$15,626	$39,186

Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our natural gas compressors, (ii) the sale of compressors and flare systems and (iii) the performance of aftermarket services.

Major Customers and Concentration of Credit Risk

Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) in 2024, 2023 and 2022 amounted to 54 percent, 50 percent and 42 percent of revenue, respectively. No other single customer accounted for more than 10 percent of our revenues in 2024, 2023 and 2022. Oxy’s accounts receivable balances amounted to 52 percent and 64 percent of our accounts receivable as of December 31, 2024 and 2023, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of December 31, 2024 and 2023.

Allowance for Credit Losses

The following table summarizes the changes in our allowance for credit losses for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$823	$338	$1,129
Provision for credit losses	433	492	—
Write-offs	(7)	(7)	(791)
Ending balance	$1,249	$823	$338

Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance.

4.    Inventory

The following table summarizes our inventory, net of allowances for obsolescence as of the dates presented:

	December 31,
	2024	2023
Raw materials, net of allowance of $4,379 and $2,836, respectively	$17,706	$20,227
Work-in-process	345	1,412
Inventory - current	18,051	21,639
Raw materials - long term, net of allowance of $1,488 and $1,168, respectively	—	701
Total inventory	$18,051	$22,340

Our long-term inventory, which is fully reserved as of December 31, 2024, consists of excess raw materials that remain viable but with limited market opportunities.

The following table summarizes the changes in our allowance for obsolescence for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$4,004	$120	$64
Allowance for obsolescence	1,863	3,965	83
Write-offs	—	(81)	(27)
Ending balance	$5,867	$4,004	$120

The allowance for 2023 was primarily related to our decision to cease future compressor assembly at our Midland, Texas facility, which reduced the expected future demand of certain inventory items held at this facility. In 2024, we continued actions in support of our strategy to further outsource assembly activities to third parties resulting in an additional allowance charge.

5.    Rental Equipment

The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	December 31,
	2024	2023
Compressor units	$579,373	$514,527
Work-in-progress	51,662	50,867
	631,035	565,394
Accumulated depreciation	(216,014)	(191,745)
Rental equipment, net of accumulated depreciation	$415,021	$373,649

We capitalized interest totaling approximately $4.7 million and $5.5 million in connection with the acquisition and assembly of compressor units for the years ended December 31, 2024 and 2023, respectively. No interest was capitalized during 2022. Depreciation expense for rental equipment was $28.2 million, $24.0 million and $21.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Retirement of Rental Equipment

We routinely review our rental fleet for retirement or obsolescence as well as an assessment to determine which units are not of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. As a result of these reviews, we recorded charges for the retirement of rental equipment of less than $0.1 million, $0.5 million and $0.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Rental Activity

Future minimum rent payments from our customers for contractual arrangements not on a month-to-month basis at December 31, 2024, are as follows:

Year Ending December 31,
2025	$105,603
2026	83,878
2027	66,751
2028	35,423
2029	10,584
Total	$302,239

6.    Property and Equipment, net

The following table summarizes our property and equipment as of the dates presented:

		December 31,
	Useful Lives (Years)	2024	2023
Land	—	$1,680	$1,680
Building	39	19,140	19,140
Leasehold improvements	39	1,346	1,295
Office equipment and furniture	5	2,057	2,039
Software	5	589	573
Machinery and equipment	7	4,430	4,113
Vehicles	3	12,739	8,770
Work-in-progress		168	589
		42,149	38,199
Less accumulated depreciation		(19,160)	(17,649)
Total		$22,989	$20,550

Depreciation expense for property and equipment was $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.    Leases

Our operating leases are primarily related to property leases for field offices and office equipment. Our operating leases have remaining lease terms of one to five years. Renewal and termination options are included in the lease term when it is reasonably certain that we will exercise the option. Our finance leases were primarily related to vehicles used in our rental business; however, we terminated all such leases during 2024 and purchased the vehicles and recorded them in property and equipment. Prior to their termination, our finance leases generally had lease terms of three years. Our lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

The following table reflects the amounts related to leases that are recorded on our Consolidated Balance Sheets as of the dates presented:

	Classification on Consolidated	December 31,
Description	Balance Sheets	2024	2023
Operating lease assets	Other assets	$607	$210
Finance lease assets	Other assets	—	1,045
Total right of use assets		$607	$1,255

Current lease liabilities - operating	Accrued liabilities	$153	$58
Current lease liabilities - financing	Accrued liabilities	—	307
Total current lease liabilities		153	365
Noncurrent lease liabilities - operating	Other long-term liabilities	454	173
Noncurrent lease liabilities - financing	Other long-term liabilities	—	723
Total noncurrent lease liabilities		454	896
Total lease liabilities		$607	$1,261

Weighted average remaining lease term (in years)		3.8	3.1
Weighted average discount rate		8.3%	9.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the years ended December 31, 2024, 2023 and 2022 were approximately $0.7 million, $0.5 million and $0.4 million, respectively.

The following table summarizes the cash paid for amounts included in the measurement of liabilities included in our Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost (1) (2)	$712	$485	$384
Finance lease cost	$622	$95	$3

(1)    Lease costs are classified in the Consolidated Statements of Operations within cost of revenues and selling, general and administrative expenses.
(2)     Includes costs of $0.1 million, $0.3 million and $0.2 million for leases with terms of 12 months or less and $0.6 million, $0.2 million and $0.2 million for leases with terms greater than 12 months for the years ended December 31, 2024, 2023 and 2022, respectively.

The following summarizes the future maturities of our lease liabilities for the periods presented:

Year Ending December 31,
2025	$212
2026	210
2027	171
2028	135
2029	23
Total lease payments	751
Less: Imputed interest	(144)
Total	$607

Rent expense under such leases was $0.6 million, $0.2 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8.    Intangible Assets

In connection with our acquisition of Screw Compression Systems (“SCS”) in January 2005, we acquired certain intangible assets attributable to developed technology and the SCS trade name. Amortization expense attributable to the developed technology recognized in each of the years ending December 31, 2024, 2023 and 2022 was $0.1 million and the asset is fully amortized as of December 31, 2024. During 2024, we fully impaired the trade name intangible asset as we are no longer marketing the associated technology. There were no impairments of these intangible assets during the years ended December 31, 2023 or 2022.

The following table summarizes our intangible assets by major asset class as of the dates presented:

		December 31, 2024			December 31, 2023
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	20	$—	$—	$—	$2,505	$2,384	$121
Trade name	Indefinite	—	—	—	654	—	654
Total		$—	$—	$—	$3,159	$2,384	$775

9.    Supplemental Balance Sheet Disclosures

The following table summarizes the components of accrued liabilities as of the dates presented:

	December 31
	2024	2023
Accrued purchases	$2,085	$8,629
Compensation	3,483	2,274
Right of use obligations	153	365
Interest	269	2,665
Deferred revenue	—	418
Sales taxes	355	313
Other	1,343	421
	$7,688	$15,085

10.    Long-Term Debt
Our outstanding long-term debt consists of the following as of the dates presented:

	December 31,
	2024	2023
Credit facility	$170,000	$164,000

We have a five-year senior secured revolving credit agreement, as amended (the “Credit Facility”) with Texas Capital Bank, National Association (the “Lender”) as administrative agent, TCBI Securities, Inc., as joint lead arranger and sole book runner and Bank of America, N.A., as joint lead arranger, with a total commitment of $300.0 million. We also have a right to request from the Lender, an increase to the potential aggregate commitment of up to $50.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $350.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.

As of December 31, 2024, we had $170.0 million outstanding under our Credit Facility with a weighted average interest rate of 8.12%. As of December 31, 2024, we had approximately $130.0 million available for borrowing under the Credit Facility, subject to borrowing base determination. As of December 31, 2024, we were in compliance with all financial covenants in our Credit Facility.

Borrowing Base. At any time before the maturity of the Credit Facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to us, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Lender has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower of cost (excluding any costs for capitalized interest or other noncash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Lender in its sole discretion. The Lender may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Credit Facility, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term Secured Overnight Financing Rate (“SOFR”) Loan, the Adjusted Term SOFR rate plus the Applicable Margin. “Base Rate” means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Credit Facility. Depending on the leverage ratio, the Applicable Margin can be 2.00% to 2.75% for Base Rate Loans (as defined in the Credit Facility) and 3.00% to 3.75% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Credit Facility is in effect at an annual rate equal to 0.50% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.

Covenants. The Credit Facility contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Credit Facility that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on or prior to December 31, 2024, (b) 3.75 to 1.00 for fiscal quarters ending on March 31, 2025 and June 30, 2025, (c) and 3.50 to 1.00 for the fiscal quarters ending September, 30, 2025, December 31, 2025 and March 31, 2026 and (d) 3.25 to 1.00 the fiscal quarter ended June 30, 2026 and for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.

Events of Default and Acceleration. The Credit Facility contains customary events of default for credit facilities of this size and type, and includes, without limitation, payment defaults; defaults in performance of covenants or other agreements contained in the Credit Facility and the other transaction documents; inaccuracies in representations and warranties; certain defaults, termination events or similar events; certain defaults with respect to any other Company indebtedness in excess of $1.0 million; certain bankruptcy or insolvency events; the rendering of certain judgments in excess of $1.0 million; certain ERISA events; certain change in control events and the defectiveness of any liens. Obligations outstanding under the Credit Facility may be accelerated upon the occurrence of an event of default.

11.    Income Taxes

The following table summarizes our provision for income taxes for the presented:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$(88)	$—	$—
State	(114)	(35)	(17)
Total current income tax expense	(202)	(35)	(17)
Deferred income tax (expense) benefit:
Federal	(4,456)	(1,940)	(857)
State	219	102	346
Total deferred income tax (expense) benefit	(4,237)	(1,838)	(511)
Provision for income taxes	$(4,439)	$(1,873)	$(528)

The following table summarizes the effective tax rates for the periods presented:

	Year Ended December 31,
	2024		2023		2022
Statutory rate	$(4,550)	21.0%	$(1,390)	21.0%	$9	21.0%
State and local taxes	130	(0.6)%	86	(1.3)%	333	812.2%
Stock-based compensation	195	(0.9)%	(46)	0.7%	(24)	(58.5)%
Nondeductible compensation	(65)	0.3%	(543)	8.2%	(757)	(1,846.3)%
Other	(149)	0.7%	20	(0.3)%	(89)	(217.1)%
Effective rate	$(4,439)	20.5%	$(1,873)	28.3%	$(528)	(1,288.7)%

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2015.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the economic impact caused by the COVID-19 pandemic. The CARES Act, among other things, permits federal income tax net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid federal income taxes. We generated significant NOLs during 2018 and 2019 and filed carryback claims for these losses to the preceding five years.

In connection with the filing of these claims, we initially recorded a federal income tax receivable of approximately $15.0 million and an increase of approximately $10.1 million to our deferred tax liability as of March 31, 2020. During 2020, we received federal income tax refunds corresponding to the 2018 NOL carryback leaving approximately $11.3 million remaining to be refunded. In conjunction with the remaining $11.3 million income tax refund claim, we received a notice from the Internal Revenue Service (“IRS”) on March 8, 2023, stating that our income tax returns for 2015, 2016, 2017 and 2019 were selected for examination. Furthermore and as is customary for income tax refunds of this magnitude, the IRS is required to review the refund claim and provide a report to the Joint Committee on Taxation of the U.S. Congress (“JCT”).

The following table summarizes the income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of the periods presented:

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforward	$20,600	$22,190
Research and development credits	1,011	1,313
Stock-based compensation	269	153
Interest expense	2,756	991
Inventory reserves	1,293	893
Deferred compensation	827	792
Other	569	285
Total deferred income tax assets	27,325	26,617
Deferred income tax liabilities:
Property and equipment	(73,198)	(68,110)
Intangible assets	—	(143)
Total deferred income tax liabilities	(73,198)	(68,253)
Net deferred income tax liabilities	$(45,873)	$(41,636)
As of December 31, 2024, we had NOL carryforwards for federal income tax purposes of $89.5 million, which may be carried forward indefinitely and can offset up to 80% of future taxable income in any given year. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), could limit the amount of NOL carryforwards used in any one year. In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). We also had state NOL carryforwards of $46.6 million with carryforward periods similar to those of our federal NOLs.

We have no reserves for uncertain tax positions as of December 31, 2024 and 2023.

12.    Deferred Compensation Plan

Effective January 1, 2016, we established a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for executive officers, directors and certain eligible employees. The assets of the Deferred Compensation Plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Deferred Compensation Plan allows for deferral of up to 90 percent of a participant’s base salary, bonus, commissions, director fees and restricted stock awards. Company owned life insurance (“COLI”) policies are held in the rabbi trust are utilized as a source of funding for the Deferred Compensation Plan. The cash surrender value of the COLI policies was $3.0 million and $3.0 million as of December 31, 2024 and 2023, respectively, with unrealized gains and (losses) related to the policies of $0.2 million, $(0.2) million and $(0.4) million recorded as a component of Other income (expense) in our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.

For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligations to pay the deferred compensation and the deferred director fees are adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $3.8 million and $3.6 million as of December 31, 2024 and 2023, respectively. The deferred obligations are included as a component of Other long-term liabilities on our Consolidated Balance Sheets.

For deferrals of restricted stock awards, the Deferred Compensation Plan does not allow for diversification, therefore, distributions are paid in shares of our common stock and the obligations are carried at their grant date fair values. As of December 31, 2024 and 2023, respectively, there were no unvested RSUs being deferred. As of December 31, 2024 and 2023, respectively we have released and issued 191,700 and 191,700 shares to the Deferred Compensation Plan with a value of $4.8 million and $2.7 million, respectively.

13.    Commitments and Contingencies

Legal Proceedings

From time to time, we are a party to various claims and legal proceedings arising from our operations in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. While the outcome of any potential claims and legal proceedings against us cannot be predicted with certainty, we have concluded that it is mot considered reasonably possible that a loss resulting from any such claims or proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial position, results of operations or cash flows. Furthermore, we believe that we maintain adequate insurance coverage against any potential litigation loss relating to insurable risks.

14.    Stockholders’ Equity

Preferred Stock

As of December 31, 2024 and 2023, we had a total of 5.0 million authorized preferred shares which may be issued in series with rights and preferences as designated by the Board of Directors. As of December 31, 2024 and 2023, there were no issued or outstanding preferred shares.

Common Stock

As of December 31, 2024 and 2023, we had a total of 30.0 million authorized common shares with a par value of $0.01 per share. As of December 31, 2024 and 2023, there were 13.8 million and 13.7 million shares issued and 12.5 million and 12.4 million shares outstanding, respectively.

Additional Paid-In Capital

Additional paid-in capital includes the cumulative amounts received in excess of the par value with respect to the public offerings of our common stock and the issuance of shares in connection with our stock-based compensation plans. In addition, additional paid-in capital is increased by the periodic cost of equity-classified stock-based compensation awards, net of any forfeitures and the cost of shares used to settle income tax obligations upon vesting.

Retained Earnings and Comprehensive Income

We have not paid any cash dividends on our common stock. While not explicitly prohibited, cash dividends are considered restricted payments as defined in the Credit Facility and may be made provided that certain conditions are satisfied as provided for in the Credit Facility, including the absence of any defaults, among others. Our comprehensive income is comprised only of our net income (loss) as there are no components that would be considered as other comprehensive income.

Treasury Stock

From October 23, 2020 through its expiration on September 30, 2022, we maintained an authorized share repurchase program. During that period, we repurchased a total of 1.3 million shares of common stock for a total of $15.0 million, or an average of approximately $11.45 per share. The reacquired shares have been recorded at cost and are reflected in Treasury stock on our Consolidated Balance Sheets.

15.     Revenues from Customers

Disaggregation of Revenue

The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Rental	$144,236	$106,159	$74,465
Sales
Compressors	1,746	1,800	3,601
Flares	4	87	239
Other (Parts/Rebuilds)	5,863	7,034	4,728
	7,613	8,921	8,568
Aftermarket services	4,893	6,087	1,792
Total revenue	$156,742	$121,167	$84,825

We recognized $0.4 million in revenue for the year ended December 31, 2024, that was included in accrued liabilities at the beginning of 2024. For the periods ended December 31, 2023 and 2022, we recognized revenue of less than $0.1 million and $1.3 million from amounts related to sales that were included in deferred revenue at the beginning of 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2024, we had no unsatisfied performance obligations and as of December 31, 2023, there was $0.4 million of deferred revenue related to unsatisfied performance obligations.

Contract Costs

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included within Selling, general and administrative expense in our Consolidated Statements of Operations.

16.    Stock-Based and Other Long-Term Incentive Compensation

We maintain two stockholder approved plans for the issuance of stock-based compensation awards to our employees and Board of Director members: (i) the 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), and (ii) the 1998 Stock Option Plan, as amended (the “Stock Option Plan”).

The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Equity-classified	$1,821	$2,054	$1,910
Liability-classified (1)	248	—	—
	$2,069	$2,054	$1,910

(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.

Equity Incentive Plan

The Equity Incentive Plan provides for up to 1,150,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share unit (“PSUs”) and (v) other equity-based awards. After consideration of the activity described in detail below, a total of 262,268 shares remained available for grant as of December 31, 2024.

Time-Vested Restricted Shares and RSUs

The following table summarizes all restricted stock and RSU (fully vested and time-vested) activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	133,898	$10.66	1.57	$1,813
Granted	97,941	$18.44		$1,806
Vested	(74,447)	$10.46		$1,636
Canceled/Forfeited	(26,209)	$11.98		$214
Outstanding, December 31, 2024	131,183	$16.39	5.15	$3,516

As of December 31, 2024, there was a total of approximately $1.0 million of unrecognized compensation expense related to the unvested portion of the restricted stock and RSUs. This expense is expected to be recognized over the next 2.1 years.

Cash-Settled RSUs

The 2024 grant of RSUs to the independent Board members and Mr. Taylor that can be settled in cash represent liability-classified awards. Accordingly, compensation expense associated with these awards accumulates as a component of Accrued liabilities on our Consolidated Balance Sheet until the awards vest and are settled. Compensation expense associated with these awards is based upon the fair value of NGS common stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.

The following table summarizes all cash settled RSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Granted	15,069	$19.51		$294
Vested	—	$—		$—
Canceled/Forfeited	—	$—		$—
Outstanding, December 31, 2024	15,069	$19.51	0.50	$294

Cumulative compensation expense attributable to the cash-settled RSUs can range from zero to a maximum based on the total number of units vesting multiplied by closing price of our common stock on the vesting date.

Performance Share Units

In connection with the PSUs granted to our CEO, Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) potential payout for the PSU awards is based upon performance for a three-year period ending December 31, 2026 for the CEO and COO and December 31, 2027 for the CFO measured against relative total shareholder return (“TSR”) compared to a peer group of companies as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 31.25 percentile) and up to 200% (if the Company ranks first) based upon our relative TSR performance ranking (subject to certain caps based on absolute TSR as defined in the PSU agreements).

With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of the peer companies, including NGS common stock, which is deemed a “market condition,” the grant-date fair values of the PSUs have been determined using a binomial pricing model, or a Monte Carlo simulation model.

The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs for the year ended December 31, 2024:

Weighted-average grant date fair value of PSUs granted	$22.47
Risk free rate	4.09% to 4.39%
Expected volatility	43.4% to 44.2%
Expected dividend yield	—%
The following table summarizes all PSU activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Granted	56,764	$22.47		$—
Vested	—	$—		$—
Canceled/Forfeited	—	$—		$—
Outstanding, December 31, 2024	56,764	$22.47	2.22	$—

As of December 31, 2024, there was a total of approximately $1.0 million of unrecognized compensation expense related to the unvested portion of the PSUs. This expense is expected to be recognized over the next 2.2 years.

Stock Option Plan

The Stock Option Plan provides for the granting of incentive and non-qualified stock options to our employees for up to 1,000,000 shares of common stock. After consideration of the activity described in detail below, a total of, 407,419 shares remained available for grant as of December 31, 2024. The last date that grants can be made under the Stock Option Plan is February 28, 2026.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that applies the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is based on the vesting period and historical exercise and post-vesting employment termination behavior for similar grants. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

The following table summarizes the weighted average grant date fair values of options granted and the assumptions used in the Black-Scholes option valuation model for their determination for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of options granted	$12.25	$5.11	$4.24
Risk free rate	4.36%	3.99%	2.99%
Expected life	6.53	6.49	2.67
Expected volatility	48.25%	47%	54.5%
Expected dividend yield	—%	—%	—%

The following table summarizes all option activity during the year ended December 31, 2024:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	129,751	$20.59	4.10	$274
Granted	49,000	$22.73		$—
Vested	(23,666)	$12.40		$286
Canceled/Forfeited	(11,667)	$21.99		$11
Expired	(29,667)	$30.41		$—
Outstanding, December 31, 2024	113,751	$20.44	5.84	$747
Outstanding, Exercisable, December 31, 2024	64,753	$19.93	3.30	$469

The following table summarizes information about our stock options outstanding at December 31, 2024:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	29,834	7.25	$10.72	23,168	$10.67
$18.01-$26.00	66,167	6.19	$22.76	23,835	$22.81
$26.01-$30.00	17,750	2.13	$28.15	17,750	$28.15
	113,751	5.84	$20.44	64,753	$19.93

The following table summarizes changes in our unvested stock options during the year December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	24,335	$5.45
Granted	49,000	$12.25
Vested	(17,170)	$5.57
Canceled/Forfeited	(7,167)	$11.28
Unvested at December 31, 2024	48,998	$11.35

We recognized stock compensation expense from stock options of $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $0.3 million of unamortized compensation cost related to unvested stock options.

Other Long-Term Incentive Compensation

From time to time and under certain circumstances, the Compensation Committee of our Board of Directors may grant cash-based incentive compensation awards that vest over periods greater than one year as a supplement to stock-based awards and in addition to customary annual incentive cash bonuses. Total compensation expense related to these long-term incentive awards was approximately $0.4 million and $1.0 million, respectively, for the years ended December 31, 2023 and 2022. The awards associated with these compensation charges were fully vested and settled in cash prior to December 31, 2023. Accordingly, there were no amounts remaining as unrecognized compensation and no outstanding obligations as of December 31, 2024 for these and any similar awards.

17.     Restructuring Activities

During the years ended December 31, 2023 and 2022, we incurred certain restructuring charges in the form of severance and related compensation benefits in connection with a transition in executive leadership. Accordingly, we incurred $2.3 million in severance and related compensation charges in connection with our former CEO as well as $0.2 million of severance charges attributable to the resignation of the interim CEO during 2022. We incurred an additional $1.2 million of severance and related compensation charges attributable to this transition during 2023. As of December 31, 2023, there were no amounts outstanding with respect to this action. During the year ended December 31, 2024, we incurred an amount less than $0.1 million associated with certain restructuring activities at our assembly facilities for which there were no amounts outstanding as of December 31, 2024.

18.    Related Party Transactions

During the years ended December 31, 2024, 2023 and 2022 we sold $0.7 million, $0.9 million, and $0.6 million, respectively, of compressor components to N-G Joint Venture, LLC (“N-G”) our 14% joint venture. As of December 31, 2024 and 2023, we had accounts receivable of $0.1 million and $0.2 million with N-G, respectively.

During the years ended December 31, 2024 and 2023, we paid less than $0.1 million and $0.3 million, respectively, to Mill Road Capital, a large shareholder, for expense reimbursements primarily related to our cooperation agreement. No amounts were paid during 2022.

19.    Earnings (Loss) per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$17,227	$4,747	$(569)
Denominator for basic earnings (loss) per common share:
Weighted average common shares outstanding - Basic	12,412	12,316	12,305
Denominator for diluted earnings (loss) per share:
Weighted average common shares outstanding	12,412	12,316	12,305
Dilutive effect of stock-based compensation awards	142	67	—
Weighted average common shares outstanding - Diluted	12,554	12,383	12,305
Earnings (loss) per share:
Basic	$1.39	$0.39	$(0.05)
Diluted	$1.37	$0.38	$(0.05)

During the year ended December 31, 2024, 13,345 shares of restricted stock and RSUs and 83,917 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect. During the year ended December 31, 2023, 10,984 shares of restricted stock and RSUs and 129,751 stock options were not included in the computation of diluted loss per share due to their antidilutive effect. During the year ended December 31, 2022, 250,847 shares of restricted stock and RSUs and 201,584 stock options were not included in the computation of diluted earnings per share due to their antidilutive effect.

20.    Subsequent Events

On January 28, 2025, we announced our intent to close our repair and overhaul facility in Midland, Texas and cease operations by April 1, 2025. In addition, we have initiated efforts to market the facility and the underlying real property. We anticipate terminating approximately 13 employees that work at this facility and will be offering customary termination and severance benefits.We have evaluated all events subsequent to the balance sheet date as of December 31, 2024 and through the date this report was issued and determined that, other than the action noted above, there have been no other events that would require adjustments or additional disclosure to our Consolidated Financial Statements.