Form 10-Q
period 2025-03-31
NATURAL GAS SERVICES GROUP INC
filed 2025-05-12
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
As of May 9, 2025 there were 12,529,929 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,147	$2,142
Trade accounts receivable, net of provision for credit losses	15,415	15,626
Inventory, net of allowance for obsolescence	17,343	18,051
Federal income tax receivable	11,263	11,282
Prepaid expenses and other	992	1,075
Total current assets	47,160	48,176
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	424,856	415,021
Property and equipment, net of accumulated depreciation	23,570	22,989
Other assets	6,105	6,342
Total assets	$501,691	$492,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,977	$9,670
Accrued liabilities	7,468	7,688
Total current liabilities	22,445	17,358
Long-term debt	168,000	170,000
Deferred income taxes	47,323	45,873
Other long-term liabilities	3,659	4,240
Total liabilities	241,427	237,471
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,784 and 13,762 shares issued, respectively	138	138
Additional paid-in capital	118,768	118,415
Retained earnings	156,362	151,508
Treasury shares, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	260,264	255,057
Total liabilities and stockholders’ equity	$501,691	$492,528

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended
	March 31,
	2025	2024
Revenue:
Rental	$38,910	$33,734
Sales	1,927	2,503
Aftermarket services	546	670
Total revenue	41,383	36,907
Cost of revenue (excluding depreciation and amortization):
Rental	14,840	13,114
Sales	2,016	2,180
Aftermarket services	271	500
Total cost of revenues (excluding depreciation and amortization)	17,127	15,794
Selling, general and administrative expense	5,378	4,702
Depreciation and amortization	8,636	7,087
Inventory allowance	61	—
Retirement of rental equipment	728	5
Gain on sale of assets, net	(54)	—
Total operating costs and expenses	31,876	27,588
Operating income	9,507	9,319
Other income (expense):
Interest expense	(3,170)	(2,935)
Other income (expense)	(1)	193
Total other income (expense), net	(3,171)	(2,742)
Income before income taxes	6,336	6,577
Provision for income taxes	(1,482)	(1,479)
Net income	$4,854	$5,098
Earnings per share:
Basic	$0.39	$0.41
Diluted	$0.38	$0.41
Weighted average shares outstanding:
Basic	12,462	12,380
Diluted	12,611	12,465

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2024	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Stock-based compensation	—	—	—	—	274	—	—	—	274
Taxes paid related to net shares settlement of equity awards	—	—	6	—	—	—	—	—	—
Net income	—	—	—	—	—	5,098	—	—	5,098
March 31, 2024	—	$—	13,694	$137	$116,754	$139,379	1,310	$(15,004)	$241,266

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	359	—	—	—	359
Vesting of restricted stock/units	—	—	22	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	4,854	—	—	4,854
March 31, 2025	—	$—	13,784	$138	$118,768	$156,362	1,310	$(15,004)	$260,264

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,854	$5,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,636	7,087
Inventory allowance	61	—
Retirement of rental equipment	728	5
Gain on sale of assets, net	(54)	—
Amortization of debt issuance costs	212	150
Deferred income taxes	1,450	1,456
Stock-based compensation	359	274
Provision for credit losses	208	110
Loss (gain) on company owned life insurance	17	(184)
Changes in operating assets and liabilities:
Trade accounts receivables	3	(3,265)
Inventory	647	2,650
Prepaid expenses and prepaid income taxes	64	250
Accounts payable and accrued liabilities	4,617	(8,380)
Other	(535)	358
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,267	5,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(19,256)	(10,932)
Purchase of company owned life insurance	—	(9)
NET CASH USED IN INVESTING ACTIVITIES	(19,256)	(10,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	6,000	8,000
Repayments of credit facility borrowings	(8,000)	—
Payments of other long-term liabilities	—	(175)
Taxes paid related to net share settlement of equity awards	(6)	—
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(2,006)	7,825
NET CHANGE IN CASH AND CASH EQUIVALENTS	5	2,493
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,142	2,746
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,147	$5,239
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,510	$6,220
Income taxes paid	$16	$—
NON-CASH TRANSACTIONS:
Accrued purchases of property and equipment	$524	$—
Right of use asset acquired through an finance lease	$—	$532

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)
(unaudited)
1.    Description of Business
Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Colorado corporation), is a leading provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, sell, install, service and maintain compressors and related equipment for our customers’ oil and gas production and processing facilities, generally using equipment from OEM suppliers along with limited in-house assembly. We are headquartered in Midland, Texas, with an assembly facility located in Tulsa, Oklahoma and service facilities located in major oil and gas producing basins in the United States (“U.S.”).

2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company, its subsidiary, NGSG Properties, LLC, which owns the Company’s headquarters office building, and the rabbi trust associated with our deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.
These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position at March 31, 2025, and the results of our operations for the three months ended March 31, 2025, and 2024. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the accompanying Condensed Consolidated Financial Statements do not include all disclosures normally required by GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In our opinion, the Condensed Consolidated Financial Statements represent a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.
Although we review our products to analyze the nature of our revenue, costs and expenses, the net income and non-GAAP financial measures including EBITDA and Adjusted gross margin are not captured or analyzed by these categories. Our chief executive officer (“CEO”) serves as the CODM and does not make resource allocation decisions or assess the performance of the business based on these categories, but rather on the entire entity in the aggregate. Accordingly, the measures of profit and loss and total assets are effectively those of the Company as a whole as reflected in these Condensed Consolidated Financial Statements. Based on these facts and circumstances, we have concluded that we operate in one business segment.
Certain reclassifications have been made to prior periods to conform to the current presentation. In our Condensed Consolidated Statements of Operations, (gains) and losses on the sale of assets have been reclassified from selling, general and administrative expenses to a stand-alone caption included within total operating income.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense” (“ASU 2024-03”) which expands annual and interim disclosures for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general & administrative expenses, and research and development). ASU 2024-03 is effective for our annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on our Consolidated Financial Statements or disclosures.

3.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	March 31,	December 31,
	2025	2024
Trade accounts receivable
Rentals	$14,339	$14,218
Sales and aftermarket services	1,624	2,657
	15,963	16,875
Less: Allowance for credit losses	(548)	(1,249)
Total trade accounts receivable, net	$15,415	$15,626
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressor equipment, (ii) the sale of compressors and related equipment and (iii) the performance of aftermarket services.
Major Customers and Concentration of Credit Risk
Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) in the three months ended March 31, 2025 and 2024 amounted to 46 percent and 51 percent of revenue, respectively. No other single customer accounted for more than 10 percent of our revenues during these periods. Likewise, Oxy’s accounts receivable balances amounted to 47 percent and 52 percent of our accounts receivable as of March 31, 2025, and December 31, 2024, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of these dates.
Allowance for Credit Losses
The following table summarizes the changes in our allowance for credit losses for the periods presented:

	Three months ended	Year ended
	March 31,	December 31,
	2025	2024
Beginning balance	$1,249	$823
Provision for credit losses	208	433
Write-offs	(909)	(7)
Ending balance	$548	$1,249
Management believes that the allowance is adequate; however, actual write-offs may exceed the recorded allowance. The substantial write-off of the allowance for credit losses during the three months ended March 31, 2025 reflects certain aged receivables that are no longer deemed collectible.

4.    Inventory
The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	March 31,	December 31,
	2025	2024
Raw materials, net of allowance of $1,415 and $4,379, respectively	$16,930	$17,706
Work-in-process	413	345
Inventory - current	17,343	18,051
Raw materials - long term, net of allowance of $1,104 and $1,488, respectively	—	—
Total inventory	$17,343	$18,051
Our long-term inventory, which is fully reserved for obsolescence, consists of raw materials that remain viable but with limited market opportunities.

The following table summarizes the changes in our allowance for obsolescence for the periods presented:

	March 31,	December 31,
	2025	2024
Beginning balance	$5,867	$4,004
Allowance for obsolescence	61	1,863
Write-offs	(3,409)	—
Ending balance	$2,519	$5,867
The substantial write-off of the allowance for obsolescence during the three months ended March 31, 2025 reflects the disposal of inventory items, including engines, frames and coolers, among other items that were previously held and reserved at our former Midland, Texas fabrication facility.

5.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	March 31,	December 31,
	2025	2024
Compressor units	$585,043	$579,373
Work-in-progress	53,979	51,662
	639,022	631,035
Accumulated depreciation	(214,166)	(216,014)
Rental equipment, net of accumulated depreciation	$424,856	$415,021
We evaluated our rental equipment for potential impairments as of March 31, 2025, and December 31, 2024 and determined that none were present. Depreciation expense for rental equipment was $7.7 million and $6.5 million for the three months ended March 31, 2025, and 2024, respectively. We capitalized interest totaling approximately $0.6 million and $1.2 million, for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had approximately $30.0 million of compressor units in work-in-process that were substantially complete, but awaiting final shipment to our customer locations, upon which we did not capitalize interest at the end of the period. The reduction in capitalized interest for the 2025 period was due to the cessation of capitalization on the large number of units that were substantially complete as noted.
6.    Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	March 31,	December 31,
	2025	2024
Land	$1,680	$1,680
Building	19,140	19,140
Leasehold improvements	1,346	1,346
Office equipment and furniture	2,057	2,057
Software	898	589
Machinery and equipment	4,754	4,430
Vehicles	13,048	12,739
Work-in-progress	104	168
	43,027	42,149
Less accumulated depreciation	(19,457)	(19,160)
Total	$23,570	$22,989
Depreciation expense for property and equipment was $0.9 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively.

7.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of accrued liabilities as of the dates presented:

	March 31,	December 31,
	2025	2024
Accrued purchases	$1,967	$2,085
Compensation	3,747	3,483
Right of use obligations	165	153
Interest	246	269
Sales taxes	324	355
Other	1,019	1,343
	$7,468	$7,688

8.    Long-Term Debt
Our outstanding long-term debt consists of the following, as of the dates presented:

	March 31,	December 31,
	2025	2024
Credit facility	$168,000	$170,000
We have a senior secured revolving credit agreement, as amended (the “Credit Facility”) with Texas Capital Bank, National Association (the “Lender”) as administrative agent, and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners. On April 18, 2025, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) with the Lender and certain other lenders to (i) increase the total commitment to $400.0 million from $300.0 million, (ii) expand the accordion feature to $100.0 million from $50.0 million, (iii) reduce the interest rates by 50 to 75 basis points at comparable leverage levels and (iv) provide for a more flexible leverage covenant beginning on June 30, 2026. In connection with the Fourth Amendment, we incurred fees of $1.1 million.
The Credit Facility provides for a total commitment of $400.0 million. We also have a right to request from the Lender an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
As of March 31, 2025, we had $168.0 million outstanding under our Credit Facility with a weighted average interest rate of 7.93%. As of March 31, 2025, prior to the effective date of the Fourth Amendment, we had approximately $132.0 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of March 31, 2025, we were in compliance with all financial covenants in our Credit Facility.
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

Interest and Fees. Under the terms of the Credit Facility, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term Secured Overnight Financing Rate (“SOFR”) Loan, the Adjusted Term SOFR rate plus the Applicable Margin. “Base Rate” means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Lender for each fiscal quarter from time to time pursuant to the Credit Facility. Depending on the leverage ratio, the Applicable Margin can be 1.50% to 2.25% for Base Rate Loans (as defined in the Credit Facility) and 2.50% to 3.25% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Credit Facility is in effect at an annual rate equal to 0.375% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.
Covenants. The Credit Facility contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Credit Facility that require us to maintain (i) a leverage ratio, as defined, less than or equal to (a) 3.75 to 1.00 for fiscal quarters ending on March 31, 2025 and June 30, 2025, (b) and 3.50 to 1.00 for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.
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
Our request for refund was formally submitted to the JCT for their review and we are currently awaiting their response.

10.    Commitments and Contingencies
From time to time, we are a party to various claims and legal proceedings arising from our operations in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any threatened material litigation. While the outcome of any potential claims and legal proceedings against us cannot be predicted with certainty, we have concluded that it is not considered reasonably possible that a loss resulting from any such claims or proceedings in excess of any amounts accrued has been incurred that is expected to have a material adverse effect on our financial condition, results of operations or cash flows. Furthermore, we believe that we maintain adequate insurance coverage against any potential litigation loss relating to insurable risks.

11.    Revenues from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended March 31,
	2025	2024
Rental	$38,910	$33,734
Sales
Compressors	821	1,283
Other (Parts/Rebuilds)	1,106	1,220
	1,927	2,503
Aftermarket services	546	670
Total revenue	$41,383	$36,907
No amounts were recognized in revenue attributable to deferred revenue during the three months ended March 31, 2025. We recognized $0.4 million in revenue for the three months ended March 31, 2024, that was included in accrued liabilities as deferred revenue at the beginning of 2024.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2025, and December 31, 2024, we had no deferred revenue related to unsatisfied performance obligations.
Contract Costs
We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

12.    Stock-Based and Other Long-Term Incentive Compensation
We maintain two stockholder approved plans for the issuance of stock-based compensation awards to our employees and Board of Director members: (i) the 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), and (ii) the 1998 Stock Option Plan, as amended (the “Stock Option Plan”).

The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Three months ended March 31,
	2025	2024
Equity-classified	$359	$274
Liability-classified (1)	—	—
	$359	$274
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee including a nominal amount (less than $1 thousand) during the 2025 period and none during the 2024 period.

1998 Stock Option Plan
The Stock Option Plan provides for the granting of incentive and non-qualified stock options to our employees for up to 1,000,000 shares of common stock. After consideration of the activity described in the table below, a total of 370,002 shares remained available for grant under the Stock Option Plan as of March 31, 2025. The last date that grants can be made under the Stock Option Plan is February 28, 2026. A summary of all option activity during the three months ended March 31, 2025 is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	113,751	$20.44	5.84	$747
Granted	40,250	$22.19		$—
Exercised	—	$—		$—
Canceled/Forfeited	(2,833)	$21.57		$16
Expired	—	$—		$—
Outstanding, March 31, 2025	151,168	$20.89	6.69	$344
Exercisable, March 31, 2025	64,921	$19.98	3.08	$261

The following table summarizes information about our stock options outstanding as of March 31, 2025:

Range of Exercise Prices:	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	29,501	6.99	$10.72	22,835	$10.68
$18.01-$26.00	5,000	9.38	$19.50	1,169	$19.65
$26.01-$30.00	116,667	6.49	$23.51	40,917	$25.18
	151,168	6.69	$20.89	64,921	$19.98
The following table summarizes changes in our unvested stock options during the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2024	48,998	$11.35
Granted	40,250	$12.06
Vested	(501)	$10.45
Canceled/Forfeited	(2,500)	$12.46
Unvested, March 31, 2025	86,247	$11.65
As of March 31, 2025, there was a total of approximately $0.6 million of unrecognized compensation cost related to unvested options which is expected to be recognized over the next 2.54 years.

2019 Equity Incentive Plan
The Equity Incentive Plan provides for up to 1,150,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share unit (“PSUs”) and (v) other equity-based awards. After consideration of the activity described in detail below, a total of 166,975 shares remained available for grant under the Equity Incentive Plan as of March 31, 2025.
Time-Vested RSUs
The following table summarizes all restricted stock and RSU activity during the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	131,183	$16.39	5.15	$3,516
Granted	55,859	$22.19		$1,240
Exercised	(22,891)	$15.46		$580
Canceled/Forfeited	—	$—		$—
Outstanding, March 31, 2025	164,151	$18.50	4.81	$3,606
As of March 31, 2025, there was a total of approximately $2.1 million of unrecognized compensation cost related to unvested restricted stock and RSUs which is expected to be recognized over the next 2.5 years.
Cash Settled RSUs
The 2024 grant of RSUs to the independent Board members that can be settled in cash represent liability-classified awards. Compensation expense associated with these awards is based upon the fair value of NGS common stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	15,069	$19.51	0.50	$294
Granted	—			$—
Vested	—			$—
Canceled/Forfeited	(2,810)	$19.57		$55
Outstanding, March 31, 2025	12,259	$19.50	0.30	$239
Performance Share Units
The potential payout for the PSU awards is based upon performance for a three-year period ending December 31, 2026 for the 2024 grants and December 31, 2027 for the 2025 grants measured against relative total shareholder return (“TSR”) compared to a peer group of companies as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 31.25 percentile) and up to 200% (if the Company ranks first) based upon our relative TSR performance ranking (subject to certain caps based on absolute TSR as defined in the PSU agreements).
With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of the peer companies, including NGS common stock, which is deemed a “market condition,” the grant-date fair values of the PSUs have been determined using a binomial pricing model, or a Monte Carlo simulation model.

The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the three months ended March 31, 2025:

Weighted-average grant date fair value of PSUs granted	$28.05
Risk free rate	3.93%
Expected volatility	43.9%
Expected dividend yield	—%
The following table summarizes all PSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	56,764	$22.47	2.22	$—
Granted	39,434	$28.05		$—
Vested	—			$—
Canceled/Forfeited	—			$—
Outstanding, March 31, 2025	96,198	$24.76	2.38	$—
As of March 31, 2024, there was a total of approximately $2.0 million of unrecognized compensation cost related to the unvested portion of the PSUs which is expected to be recognized over the next 2.38 years.

13.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended
	March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$4,854	$5,098
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,462	12,380
Denominator for diluted earnings per common share:
Weighted average common shares outstanding	12,462	12,380
Dilutive effect of stock-based compensation awards	149	85
Weighted average common shares outstanding - Diluted	12,611	12,465
Earnings per common share:
Basic	$0.39	$0.41
Diluted	$0.38	$0.41

14.    Subsequent Events
We have evaluated all events subsequent to the balance sheet date as of March 31, 2025, and through the date this report was issued and determined that, other than the completion of the Fourth Amendment to the Credit Facility on April 18, 2025 (see Note 8), there have been no events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information pertaining to us, our industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. These risks, contingencies and uncertainties, include , but are not limited to, the following:

•conditions in the oil and gas industry, including the supply and demand for oil and gas and volatility in the prices of oil and gas;
•changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods and retaliatory tariffs implemented by other countries on U.S. goods, and the potential effects on our financial condition, results of operations and cash flows;
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
•fluctuations in interest rates;
•changes in regulation or prohibition of new or current well completion techniques;
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

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or that we are unable to control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements including Item 1A, Risk Factors, in our 2024 Annual Report, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of the financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company”, “NGS”, “Natural Gas Services Group”, “we,” “us” or “our”) for the periods ended March 31, 2025, and 2024 are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” above.
All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended March 31, 2025, or 2024, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”
Overview
We rent, design, sell, install, service and maintain natural gas and electric compressors and related equipment for oil and gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. Substantially all of our compressor assembly is done by third-party contractors while a limited level of assembly work remains in-house at our Tulsa, Oklahoma facility. We also provide an exchange and rebuild program for compressors and maintain an inventory of new and used compressors to facilitate this business. Our primary focus is on the rental of natural gas and electric compressors. Our rental contracts generally provide for initial terms of six to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.
We conduct our operations in several oil and gas producing basins throughout the United States including the Permian, Barnett Shale, Anadarko, San Juan, Utica/Marcellus Shale, Eagle Ford Shale and Antrim Shale. We have operating facilities in five states including Texas, Oklahoma, New Mexico, Michigan and Ohio. A total of 77 percent of our rental revenue is generated from the Permian Basin and approximately 75 percent of our rental revenue supports oil production primarily in the form of gas lift operations. We operate in one reporting segment.
Operating Highlights
The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	March 31,
	2025	2024
Rented horsepower (at period end)	492,679	444,220
Average rented horsepower	492,218	432,326
Fleet horsepower available (at period end):	603,391	542,256
Fleet horsepower available - average	601,116	531,311
Horsepower utilization (at period end)	81.7%	81.9%
Average horsepower utilization	81.9%	81.4%
Units utilized (at period end)	1,202	1,245
Fleet units (at period end):	1,916	1,894
Unit utilization (at period end)	62.7%	65.7%
Rental revenues	$38,910	$33,734
Total revenues	$41,383	$36,907
Rental revenues as a percent of total revenues	94.0%	91.4%
Of the total horsepower utilized as of March 31, 2025, 382,192 of horsepower was being rented under contracts expiring between 2025 and 2030 and 110,487 of horsepower was being rented on a month-to-month basis.

Our Performance Trends and Outlook

The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels of exploration and production companies and pricing of oil and gas.
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
Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short term price volatility remains a factor due to weather, geopolitical influences and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian basin and Marcellus Shale.

Non-GAAP Financial Measures
We utilize certain financial and operating metrics to analyze our performance and assess our operating results and overall profitably and liquidity. The most significant of these measures are “Adjusted Gross Margin” and “Adjusted EBITDA” both of which are measurements that are not explicitly defined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), or non-GAAP financial measures, and may vary among different industries and the participants therein.
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

The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted Gross Margin with further detail by revenue classification for the periods presented:

	Three months ended March 31,
	2025	2024
Total revenue	$41,383	$36,907
Cost of revenue, exclusive of depreciation and amortization	(17,127)	(15,794)
Depreciation allocable to cost of revenues	(8,539)	(6,936)
Gross margin	15,717	14,177
Depreciation allocable to cost of revenues	8,539	6,936
Adjusted gross margin	$24,256	$21,113

Adjusted gross margin by revenue classification:
Rental	$24,070	$20,620
Sales	(89)	323
Aftermarket services	275	170
Total adjusted gross margin	$24,256	$21,113

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

There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below to see how Adjusted EBITDA reconciles to our net income, for the three months ended March 31, 2025, and 2024, the most directly comparable GAAP financial measure.
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
	2025	2024
Net income	$4,854	$5,098
Interest expense	3,170	2,935
Income tax expense	1,482	1,479
Depreciation and amortization	8,636	7,087
Inventory allowance	61	—
Retirement of rental equipment	728	5
Stock-based compensation	359	274
Adjusted EBITDA	$19,290	$16,878

Results of Operations
Three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Rentals
We generate revenue primarily from renting, maintaining and servicing compressors to our customers under contractual arrangements. These contracts, which all qualify as operating leases under GAAP, generally include a fee for servicing the compressor unit during the rental term. Our rental contract terms typically range from six to 60 months. Our revenue is recognized over time, with monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew its contract or continue renting on a monthly basis thereafter. The primary costs associated with providing our compressor fleet to our customers includes routine maintenance and repairs, fluids, primarily motor oils, and labor and related support costs for our field service facilities and service employees that are geographically dispersed throughout our operating regions.
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Rental revenue	$38,910	$33,734	$5,176	15.3%
Cost of rentals (excluding depreciation and amortization)	14,840	13,114	1,726	13.2%
Rental adjusted gross margin	$24,070	$20,620	$3,450	16.7%
Rental adjusted gross margin percentage	61.9%	61.1%	0.8%
Percent of total company revenues	94.0%	91.4%	2.6%
Rented horsepower	492,679	444,220	48,459	10.9%
Horsepower utilization	81.7%	81.9%	(0.2)%
Units utilized	1,202	1,245	(43)	(3.5)%
Units utilization	62.7%	65.7%	(3.0)%
Customers under contract	67	80	(13)	(16.3)%
Rental revenue increased for the three months ended March 31, 2025, as compared to the comparable period in 2024 due primarily to an increase in rented horsepower despite a decrease in the number of units rented and a decrease in total customers. The increase in revenue reflects a continuing trend of growing demand for our higher horsepower units (400 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. Our utilized horsepower was relatively flat which reflects the continued addition of high horsepower compressor units to our fleet consistent with our emphasis on larger units over the past few years, offset by the return of lower horsepower units. The decline in customers is primarily attributable to E&P industry consolidation as well as the acquisition of existing producing oil and gas properties among E&P companies; however, it has not resulted in any meaningful decrease in our level of business activity. The cost of rentals increased on an absolute basis due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the three months ended March 31, 2025, compared to the comparable period in 2024.

Sales
We generate revenue from the sale of custom/assembled compressors and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. Costs of sales include purchases of engines, compressors, coolers and other component materials as well as direct and indirect labor attributable to the assembly of equipment to meet the unique specifications of our customers. In addition, our costs of sales include overhead and related support costs attributable to our storage facilities, assembly, repair and overhaul facilities in Tulsa, Oklahoma as well as Midland, Texas through its closure at the end of March 2025.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressors, parts and equipment and repair/overhaul services for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Sales revenue	$1,927	$2,503	$(576)	(23.0)%
Cost of sales (excluding depreciation and amortization)	2,016	2,180	(164)	(7.5)%
Sales adjusted gross margin	$(89)	$323	$(412)	NM
Sales adjusted gross margin percentage	(4.6)%	12.9%	(17.5)%
Percent of total company revenues	4.7%	6.8%	(2.1)%
Sales revenue declined for the three months ended March 31, 2025, compared to comparable period in 2024. Sales are subject to fluctuations in the timing of industry activity related to our customers’ capital projects and, as such, can vary substantially between periods. Due to these circumstances as well as the costs of maintaining support facilities relative to revenues, we continue to shift our business away from sales of new compressor packages to renting our owned units to our customers. While the costs to support our sales revenues declined on an absolute basis, primarily reflecting a lower volume of business, the gross margin declined to a negative value due primarily to indirect labor and fixed overhead costs that are not otherwise subject to capitalization at our assembly, repair and overhaul facilities, primarily at the location in Midland, Texas which we closed at the end of March 2025.
Aftermarket Service
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Aftermarket services revenue	$546	$670	$(124)	(18.5)%
Cost of aftermarket services (excluding depreciation and amortization)	271	500	(229)	(45.8)%
Aftermarket services adjusted gross margin	$275	$170	$105	61.8%
Aftermarket services adjusted gross margin percentage	50.4%	25.4%	25.0%
Percent of total company revenues	1.3%	1.8%	(0.5)%
Third party aftermarket services revenues and costs declined for the three months ended March 31, 2025, compared to comparable period during 2024. The decline is primarily attributable to a lower volume of service call-out work performed during the 2025 period compared to 2024. Aftermarket services only represented 1.3 percent and 1.8 percent of our revenue in the three months ended March 31, 2025, and 2024, respectively, providing minimal impact on our overall adjusted gross margin.

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

	Three months ended March 31,
	2025	2024	Change	% Change
Primary selling, general and administrative expenses	$5,019	$4,428	$591	13.3%
Stock-based compensation	359	274	85	31.0%
Total	$5,378	$4,702	$676	14.4%
SG&A expenses as a percent of total revenues	13.0%	12.7%	0.3%
SG&A expenses increased during the three months ended March 31, 2025, as compared to the comparable period in 2024. In general, the increase in our total SG&A expenses reflects a higher level of cost to appropriately scale our administrative function. The absolute dollar increase was primarily impacted by (i) higher salaries, benefits and commissions of $0.4 million reflecting support staff growth, (ii) higher stock-based compensation expense of $0.1 million primarily attributable grants made in the latter part of 2024, (iii) higher information technology support costs of $0.2 million in support of our growth initiatives.
Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Depreciation and amortization allocable to cost of revenues:
Rental	$8,436	$6,859	$1,577	23.0%
Sales	92	70	22	31.4%
Aftermarket services	11	7	4	57.1%
	8,539	6,936	1,603	23.1%
Corporate depreciation	97	120	(23)	(19.2)%
Intangible asset amortization	—	31	(31)	NM
Total	$8,636	$7,087	$1,549	21.9%
Depreciation and amortization as a percent of total revenues	20.9%	19.2%	1.7%
Depreciation and amortization expense increased for the three months ended March 31, 2025, as compared to the comparable period in 2024, due primarily to depreciation expense associated with the high horsepower units placed in service during 2024. The three months ended March 31, 2025 reflects the continuing expansion of the high horsepower fleet while the comparable period in 2024 reflects fewer high horsepower units in our fleet as the expansion was in its earlier stages. These higher horsepower unit additions, which began in earnest during 2023, are reflective of our strategic plans to concentrate our business development on these higher margin applications.

Inventory Allowance
We routinely review our stock of inventory for obsolescence and realizability. When the carrying value exceeds the net realizable value, a charge is recorded to operating income.
The following table indicates the charges incurred for inventory allowance for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Inventory allowance	$61	$—	$61	NM
During three months ended March 31, 2025, we recorded a nominal increase to the allowance for obsolescence primarily attributable to the transfer of inventory that remains useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. All of remaining inventory from the Midland, Texas facility that was subject to the allowance for obsolescence was written off during the three months ended March 31, 2025. As of March 31, 2025, we had an inventory obsolescence balance of $2.5 million as compared to $5.9 million as of December 31, 2024. Please see Note 4 (“Inventory”) to our Condensed Consolidated Financial Statements for additional information regarding the inventory allowance.
Retirement of Rental Equipment
We routinely review the rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. When appropriate, we retire such units from the fleet and write-off any remaining carrying value.
The following table indicates the charges incurred for the retirement of rental equipment for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Retirement of rental equipment	$728	$5	$723	NM
We retired certain small and medium horsepower compressor units during the three months ended March 31, 2025. Such retirements were minimal during the comparable period during 2024.
Gain on the Sale of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, and other assets when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the sale of assets for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Gain on the sale of assets, net	$54	$—	$54	NM
Gains recognized during the three months ended March 31, 2025 are primarily attributable to the sales of trucks after the completion of their useful lives.

Interest Expense
Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under our Credit Facility, net of amounts capitalized attributable to certain capital projects. Also included is interest expense on our financing leases.

	Three months ended March 31,
	2025	2024	Change	% Change
Interest on borrowings, finance leases and related fees	$3,532	$3,943	$(411)	(10.4)%
Amortization of debt issue costs	212	150	62	41.3%
Capitalized interest	(574)	(1,158)	584	(50.4)%
Total	$3,170	$2,935	$235	8.0%
Weighted-average interest rates on borrowings	7.97%	9.05%	(1.08)%
Weighted-average outstanding borrowings	$169,003	$168,552	$451
Interest expense increased for the three months ended March 31, 2025, as compared to the comparable period in 2024, due primarily to the effect of $0.6 million of lower capitalized interest due primarily to the timing of completion of certain projects in the 2025 period. Amortization of debt issue costs increased marginally during the three months ended March 31, 2025, as compared to the comparable period in 2024 due primarily to the amortization of costs associated with certain amendments to the Credit Facility that took place in June of 2024. While average borrowings outstanding under our Credit Facility were relatively flat during the three months ended March 31, 2025, as compared to the comparable period in 2024, we experienced lower average interest rates consistent with the Federal Reserve interest rate reductions implemented in the second half of 2024.
Other Income (Expense), net
This caption primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan.
The following table indicates our other income (expense) for the periods presented:

	Three months ended March 31,
	2025	2024	Change	% Change
Other income (expense), net	$(1)	$193	$(194)	NM
Other income (expense), net declined for the three months ended March 31, 2025, as compared to the comparable period in 2024, due primarily to higher unrealized losses attributable to our COLI policies associated with our deferred compensation plan.
Provision for Income Taxes
Provision for income taxes represents our income taxes as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal taxes under the Internal Revenue Code as well as to various states in which we operate, primarily Texas. Please see Note 9 (“Income Taxes”) to our Condensed Consolidated Financial Statements for additional information.
The following table summarizes our income tax provision for the periods presented:

	Three months ended March 31,
	2024	2023	Change	% Change
Income tax expense	$1,482	$1,479	$3	—%
Effective income tax rate	23.3%	22.5%	0.8%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of certain expenses not being deductible for income tax purposes.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility. On April 18, 2025, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment provides us with up to $400.0 million in borrowing commitments with an additional $100 million at our request through an accordion feature. Prior to the Fourth Amendment and as of March 31, 2025, the borrowing base under the Credit Facility was $300.0 million with $168.0 million of borrowings outstanding leaving $132.0 million of availability under the Credit Facility.
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
The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that cash on hand, cash flows from operating activities and borrowings under the Credit Facility will be sufficient to satisfy our capital and liquidity requirements for at least the twelve months subsequent to the date that this Quarterly Report on Form 10-Q was filed. We also believe we have flexibility with respect to our financing alternatives and can make adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand, cash from operating activities and borrowings under our Credit Facility.
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
Cash From Operating Activities. As of March 31, 2025, we had $2.1 million of cash on hand. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the three months ended March 31, 2025, we repaid $2.0 million, net of borrowings, under the Credit Facility. The following table summarizes our borrowing activity under the Credit facility for the period presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended March 31, 2025	$168,000	$169,003	$170,000	7.97%
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$21,267	$5,609
Net cash used in investing activities	(19,256)	(10,941)
Net cash (used in) provided by financing activities	(2,006)	7,825
Net increase in cash and cash equivalents	$5	$2,493
Cash Flows from Operating Activities. Our cash flows from operating activities increased by $15.7 million during the three months ended March 31, 2025, as compared to the comparable period in 2024. From a broad perspective, cash flows improved due to: (i) growth in accounts payable, (ii) substantial progress in improving our processes for billings and collections from certain customers and lowering our “days sales outstanding” statistics for accounts receivable and (iii) higher realized margins attributable to growth in our high horsepower unit rentals. Our accounts receivable efforts arose from the negative impact on working capital during 2023 and into 2024 as our rental activities began to grow significantly. We anticipate a continued focus on these efforts throughout 2025 as we concentrate on further improvements to our working capital performance statistics.
Cash Flows from Investing Activities. For the three months ended March 31, 2025, and 2024, we invested approximately $19.3 million and $10.9 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2025 and 2024 were $18.7 million and $10.9 million in new equipment to our rental fleet and $0.6 million and less than $0.1 million in other property and equipment, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the year.
Cash Flows from Financing Activities. During 2025, we had net repayments of $2.0 million under the Credit Facility while the 2024 period included net borrowings of $8.0 million.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	March 31,	December 31,
	2025	2024
Credit facility borrowings	$168,000	$170,000
Total stockholders’ equity	260,264	255,097
Total capitalization	$428,264	$425,097
Debt as a percent of total capitalization	39.2%	40.0%

Credit Facility. We have a senior secured revolving credit agreement, as amended, or the Credit Facility, with Texas Capital Bank, National Association (the “Lender”) as administrative agent, and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, with a total commitment of $400.0 million. We also have a right to request from the Lender, an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
Our Credit Facility is subject to: (i) a borrowing base calculation, (ii) variable rates of interest on borrowings that are determined, in part, upon our actual leverage ratio, as defined in the Credit Facility, (iii) commitment fees, (iv) certain financial and other covenants and (v) events of default and acceleration, among other terms and conditions that are customary for such credit instruments. Please see Note 8 (“Long-Term Debt”) to our Condensed Consolidated Financial Statements for a thorough discussion of these matters regarding our Credit Facility.
As of March 31, 2025 we had $168.0 million outstanding under our Credit Facility with a weighted average interest rate of 7.93%. As of March 31, 2025, prior to the effective date of the Fourth Amendment, we had approximately $132.0 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of March 31, 2025, we were in compliance with all financial covenants in our Credit Facility.

Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are generally based on historical experience and various other assumptions that we believe to be reasonable in consideration of our circumstances and expectations for the future based on available information. Our actual results could differ significantly from those estimates under different assumptions and conditions.
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
There have been no changes to the critical accounting estimates disclosed in our Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
Please see Note 2, (“Summary of Significant Accounting Policies”) to our Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of March 31, 2025, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
There have been no changes in the market risks disclosed in our Form 10-K for the year ended December 31, 2024.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management, including the Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion of the risks associated with our Company and the industry in which we operate. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
On May 7, 2025, our Board of Directors (the “Board”), upon the recommendation of our Nominating and Corporate Governance Committee, approved a standard form of Indemnification Agreement for its directors and officers (the “Indemnification Agreement”).
The Indemnification Agreement provides for indemnification and advancement by the Company of certain expenses and costs relating to claims, suits, or proceedings arising from service to the Company and its subsidiaries or, at its request, service to other entities, as officers or directors to the maximum extent permitted by applicable law. The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Indemnification Agreement, a form of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.
Contemporaneously with its adoption, we intend to enter into the Indemnification Agreement with each of our current named executive officers and members of the Board.

Item 6.   Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

10.1	Fourth Amendment to Amended and Restated Credit Agreement dated April 18, 2025 among Natural Gas Services Group, Inc. the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders Party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025).

10.2*	Form of Indemnification Agreement by and between Natural Gas Services Group, Inc. and certain Indemnitees.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ Ian M. Eckert
Justin C. Jacobs	Ian M. Eckert
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

May 12, 2025	May 12, 2025