Form 10-Q
period 2025-06-30
NATURAL GAS SERVICES GROUP INC
filed 2025-08-11
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of August 8, 2025 there were 12,542,314 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$325	$2,142
Trade accounts receivable, net of provision for credit losses	13,742	15,626
Inventory, net of allowance for obsolescence	18,334	18,051
Federal income tax receivable	11,408	11,282
Prepaid expenses and other	2,846	1,075
Assets held for sale	2,227	—
Total current assets	48,882	48,176
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	446,952	415,021
Property and equipment, net of accumulated depreciation	22,664	22,989
Other assets	7,028	6,342
Total assets	$525,526	$492,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,491	$9,670
Accrued liabilities	10,297	7,688
Total current liabilities	24,788	17,358
Long-term debt	182,000	170,000
Deferred income taxes	48,884	45,873
Other long-term liabilities	3,640	4,240
Total liabilities	259,312	237,471
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,811 and 13,762 shares issued, respectively	138	138
Additional paid-in capital	119,530	118,415
Retained earnings	161,550	151,508
Treasury shares, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	266,214	255,057
Total liabilities and stockholders’ equity	$525,526	$492,528

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Rental	$39,580	$34,926	$78,490	$68,660
Sales	750	2,270	2,677	4,773
Aftermarket services	1,052	1,295	1,598	1,965
Total revenue	41,382	38,491	82,765	75,398
Cost of revenue (excluding depreciation and amortization):
Rental	15,528	14,228	30,368	27,342
Sales	911	2,249	2,927	4,429
Aftermarket services	720	1,012	991	1,512
Total cost of revenues (excluding depreciation and amortization)	17,159	17,489	34,286	33,283
Selling, general and administrative expense	5,454	5,020	10,832	9,722
Depreciation and amortization	8,969	7,705	17,605	14,792
Inventory allowance	—	—	61	—
Retirement of rental equipment	—	—	728	5
Gain on disposition of assets, net	(124)	(229)	(178)	(229)
Total operating costs and expenses	31,458	29,985	63,334	57,573
Operating income	9,924	8,506	19,431	17,825
Other income (expense):
Interest expense	(3,243)	(2,932)	(6,413)	(5,867)
Other income (expense)	104	(30)	103	163
Total other income (expense), net	(3,139)	(2,962)	(6,310)	(5,704)
Income before income taxes	6,785	5,544	13,121	12,121
Provision for income taxes	(1,597)	(1,294)	(3,079)	(2,773)
Net income	$5,188	$4,250	$10,042	$9,348
Earnings per share:
Basic	$0.42	$0.34	$0.81	$0.75
Diluted	$0.41	$0.34	$0.80	$0.75
Weighted average shares outstanding:
Basic	12,483	12,384	12,473	12,392
Diluted	12,625	12,483	12,629	12,484

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2024	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Stock-based compensation	—	—	—	—	274	—	—	—	274
Taxes paid related to net shares settlement of equity awards	—	—	6	—	—	—	—	—	—
Net income	—	—	—	—	—	5,098	—	—	5,098
March 31, 2024	—	$—	13,694	$137	$116,754	$139,379	1,310	$(15,004)	$241,266
Stock-based compensation	—	—	—	—	242	—	—	—	242
Taxes paid related to net shares settlement of equity awards	—	—	33	—	(98)	—	—	—	(98)
Net income	—	—	—	—	—	4,250	—	—	4,250
June 30, 2024	—	$—	13,727	$137	$116,898	$143,629	1,310	$(15,004)	$245,660

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	359	—	—	—	359
Vesting of restricted stock/units	—	—	22	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	4,854	—	—	4,854
March 31, 2025	—	$—	13,784	$138	$118,768	$156,362	1,310	$(15,004)	$260,264
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	22	—	108	—	—	—	108
Exercise of common stock options	—	—	5	—	75	—	—	—	75
Net income	—	—	—	—	—	5,188	—	—	5,188
June 30, 2025	—	$—	13,811	$138	$119,530	$161,550	1,310	$(15,004)	$266,214

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,042	$9,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,605	14,792
Inventory allowance	61	—
Retirement of rental equipment	728	5
Gain on disposition of assets, net	(178)	(229)
Amortization of debt issuance costs	506	315
Deferred income taxes	3,011	2,654
Stock-based compensation	938	516
Provision for credit losses	208	287
Gain on company owned life insurance	(17)	(173)
Changes in operating assets and liabilities:
Trade accounts receivables	1,676	5,898
Inventory	(344)	1,149
Prepaid expenses and prepaid income taxes	(1,897)	(825)
Accounts payable and accrued liabilities	513	(2,993)
Other	(589)	375
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,263	31,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(45,065)	(28,262)
Purchase of company owned life insurance	—	(17)
Proceeds received from insurance for damages to equipment	99	—
Proceeds from disposition of assets, net	4	355
Proceeds from surrender of company owned life insurance	—	43
NET CASH USED IN INVESTING ACTIVITIES	(44,962)	(27,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	23,122	8,000
Repayments of credit facility borrowings	(11,122)	(9,000)
Payments of other long-term liabilities	—	(385)
Payments of debt issuance costs	(1,187)	(885)
Proceeds from exercise of stock options	75	—
Taxes paid related to net share settlement of equity awards	(6)	(98)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,882	(2,368)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,817)	870
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,142	2,746
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325	$3,616
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,037	$10,458
Income taxes paid	$16	$—
NON-CASH TRANSACTIONS:
Accrued purchases of property and equipment	$7,254	$—
Right of use assets acquired through an finance lease	$—	$1,751

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
These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position as of June 30, 2025, and the results of our operations for the three and six months ended June 30, 2025, and 2024, respectively. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the accompanying Condensed Consolidated Financial Statements do not include all disclosures normally required by GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In our opinion, the Condensed Consolidated Financial Statements provide a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.
Although we review our service and product offerings to analyze the nature of our revenue, costs and expenses, the net income and non-GAAP financial measures including EBITDA and Adjusted gross margin are not captured or analyzed by these categories. Our chief executive officer (“CEO”) serves as the chief operating decision maker and does not make resource allocation decisions or assess the performance of the business based on these categories, but rather on the entire entity in the aggregate. Accordingly, the measures of profit and loss and total assets are effectively those of the Company as a whole as reflected in these Condensed Consolidated Financial Statements. Based on these facts and circumstances, we have concluded that we operate in one business segment.
Certain reclassifications have been made to prior periods to conform to the current presentation. In our Condensed Consolidated Statements of Operations, (gains) and losses on the sale of assets have been reclassified from selling, general and administrative expenses to a stand-alone caption included within total operating income.
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.
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

3.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	June 30,	December 31,
	2025	2024
Trade accounts receivable
Rentals	$12,525	$14,218
Sales and aftermarket services	1,735	2,657
	14,260	16,875
Less: Provision for credit losses	(518)	(1,249)
Total trade accounts receivable, net	$13,742	$15,626
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressor equipment, (ii) the sale of compressors and related equipment and (iii) the performance of aftermarket services.
Major Customers and Concentration of Credit Risk
Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) in the six months ended June 30, 2025 and 2024 amounted to 47 percent and 51 percent of revenue, respectively. No other single customer accounted for more than 10 percent of our revenues during these periods. Likewise, Oxy’s accounts receivable balances amounted to 50 percent and 52 percent of our accounts receivable as of June 30, 2025, and December 31, 2024, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of these dates.
Provision for Credit Losses
The following table summarizes the changes in our provision for credit losses for the periods presented:

	Six months ended	Year ended
	June 30,	December 31,
	2025	2024
Beginning balance	$1,249	$823
Provision for credit losses	208	433
Write-offs	(939)	(7)
Ending balance	$518	$1,249
Management believes that the provision is adequate; however, actual write-offs may exceed the recorded provision. The substantial write-off of the provision for credit losses during the six months ended June 30, 2025 reflects certain aged receivables that are no longer deemed collectible.

4.    Inventory
The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	June 30,	December 31,
	2025	2024
Raw materials, net of allowance of $1,499 and $4,379, respectively	$17,576	$17,706
Work-in-process	758	345
Inventory - current	18,334	18,051
Raw materials - long term, net of allowance of $1,020 and $1,488, respectively	—	—
Total inventory	$18,334	$18,051
Our long-term inventory, which is fully reserved for obsolescence, consists of raw materials that remain viable but with limited market opportunities.

The following table summarizes the changes in our allowance for obsolescence for the periods presented:

	June 30,	December 31,
	2025	2024
Beginning balance	$5,867	$4,004
Allowance for obsolescence	61	1,863
Write-offs	(3,409)	—
Ending balance	$2,519	$5,867
The substantial write-off of the allowance for obsolescence during the six months ended June 30, 2025 reflects the disposal of inventory items, including engines, frames and coolers, among other items that were previously held and reserved at our former Midland, Texas fabrication facility.

5.    Assets Held for Sale
During the second quarter of 2025, we completed all activities necessary to terminate operations at our fabrication, repair and overhaul facility in Midland, Texas (the (“Midland Facility”) and prepared the site, which includes an industrial building and land, for sale. Accordingly, depreciation of the facility was suspended and the combined net carrying value of the building and land, or $2.2 million, was reclassified from property and equipment to an asset held for sale included as a component of current assets on our Condensed Consolidated Balance Sheet as of June 30, 2025. We have engaged a broker and are actively marketing the facility. The closure of the Midland Facility was part of our strategy to streamline and outsource our assembly operations and monetize company-owned real estate as disclosed previously. We anticipated that we will complete a sale transaction for the Midland Facility within the next twelve months.
Beginning in the first quarter of 2025, all equipment with continuing productive value was transferred from the Midland Facility to certain of our other regional service centers. By the end of April 2025, the Midland Facility was completely vacant in anticipation of the eventual sale. In addition, we disposed of all inventory items, including engines, frames and coolers, among other items that were fully reserved (see Note 4).
In connection with complete closure of the Midland Facility, we terminated eight employees and incurred $0.1 million of severance and termination benefits all of which were paid and settled during April 2025.

6.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	June 30,	December 31,
	2025	2024
Compressor units	$627,823	$579,373
Work-in-progress	41,207	51,662
	669,030	631,035
Accumulated depreciation	(222,078)	(216,014)
Rental equipment, net of accumulated depreciation	$446,952	$415,021
We evaluated our rental equipment for potential impairments as of June 30, 2025, and December 31, 2024 and determined that none were present. Depreciation expense for rental equipment was $8.0 million and $6.9 million for the three months ended June 30, 2025, and 2024, respectively and $15.7 million and $13.4 million for the six months ended June 30, 2025, and 2024, respectively. We capitalized interest totaling approximately $0.5 million and $1.3 million for the three months ended June 30, 2025, and 2024, respectively, and $1.1 million and $2.4 million, for the six months ended June 30, 2025, and 2024, respectively.

7.    Property and Equipment
The following table summarizes our property and equipment as of the dates presented:

	June 30,	December 31,
	2025	2024
Land	$1,562	$1,680
Building	16,135	19,140
Leasehold improvements	1,022	1,346
Office equipment and furniture	2,057	2,057
Software	589	589
Machinery and equipment	4,929	4,430
Vehicles	12,998	12,739
Work-in-progress	1,932	168
	41,224	42,149
Less accumulated depreciation	(18,560)	(19,160)
Total	$22,664	$22,989
Depreciation expense for property and equipment was $0.9 million and $0.8 million for the three months ended June 30, 2025, and 2024, respectively, and $1.9 million and $1.3 million for the six months ended June 30, 2025, and 2024, respectively.
During the quarter ended June 30, 2025, we reclassified certain items of property and equipment attributable to our former Midland Facility with a carrying value of $2.2 million to assets held for sale (see Note 5).

8.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of accrued liabilities as of the dates presented:

	June 30,	December 31,
	2025	2024
Accrued purchases	$3,529	$2,085
Compensation	3,395	3,483
Right of use obligations	165	153
Interest	195	269
Sales taxes	261	355
Other	2,752	1,343
	$10,297	$7,688

9.    Long-Term Debt
Our outstanding long-term debt consists of the following, as of the dates presented:

	June 30,	December 31,
	2025	2024
Credit facility	$182,000	$170,000
We have a senior secured revolving credit agreement, as amended (the “Credit Facility”) with Texas Capital Bank, National Association (the “Lender”) as administrative agent, and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners. On April 18, 2025, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) with the Lender and certain other lenders to (i) increase the total commitment to $400.0 million from $300.0 million, (ii) expand the accordion feature to $100.0 million from $50.0 million, (iii) reduce the interest rates by 50 to 75 basis points at comparable leverage levels and (iv) provide for a more flexible leverage covenant beginning on June 30, 2026. In connection with the Fourth Amendment, we incurred fees of $1.2 million.

The Credit Facility provides for a total commitment of $400.0 million. We also have a right to request from the Lender an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants.The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
As of June 30, 2025, we had $182.0 million outstanding under our Credit Facility with a weighted average interest rate of 7.23%. As of June 30, 2025 we had approximately $172.3 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of June 30, 2025, we were in compliance with all financial covenants in our Credit Facility.
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
Covenants. The Credit Facility contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Credit Facility that require us to maintain (i) a leverage ratio, as defined, less than or equal to (a) 3.75 to 1.00 for fiscal quarter ending on June 30, 2025, (b) and 3.50 to 1.00 for each fiscal quarter thereafter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.
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

10.    Income Taxes
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
During 2020, we received federal income tax refunds corresponding to the 2018 NOL carryback leaving approximately $11.4 million remaining to be refunded in connection with the 2019 NOL carryback. In conjunction with the remaining income tax refund claim, we received a notice from the Internal Revenue Service (“IRS”) on March 8, 2023, stating that our income tax returns for 2015, 2016, 2017 and 2019 were selected for examination. Furthermore and as is customary for income tax refunds of this magnitude, the IRS is required to review the refund claim and provide a report to the Joint Committee on Taxation of the U.S. Congress (“JCT”). Our request for refund was formally submitted to the JCT for their review during the second quarter of 2025 and we are currently awaiting their response. As a result of the submission of the refund claim to the JCT, the IRS has effectively completed their review of the income tax returns for 2015, 2016 and 2017; however, the tax return for 2019 remains technically subject to review until a response is received from the JCT.

11.    Commitments and Contingencies
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

12.    Revenues from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Rental	$39,580	$34,926	$78,490	$68,660
Sales
Compressors	129	58	950	1,341
Other (Parts/Rebuilds)	621	2,212	1,727	3,432
	750	2,270	2,677	4,773
Aftermarket services	1,052	1,295	1,598	1,965
Total revenue	$41,382	$38,491	$82,765	$75,398
No amounts were recognized in revenue attributable to deferred revenue during the six months ended June 30, 2025. We recognized $0.4 million in revenue for the six months ended June 30, 2024, that was included in accrued liabilities as deferred revenue at the beginning of 2024.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2025, and December 31, 2024, we had no deferred revenue related to unsatisfied performance obligations.
Contract Costs
We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

13.    Stock-Based and Other Long-Term Incentive Compensation
We maintain two stockholder approved plans for the issuance of stock-based compensation awards to our employees and Board of Director members: (i) the 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), and (ii) the 1998 Stock Option Plan, as amended (the “Stock Option Plan”).

The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity-classified	$579	$242	$938	$516
Liability-classified (1)	137	16	137	16
	$716	$258	$1,075	$532
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.

1998 Stock Option Plan
The Stock Option Plan provides for the granting of incentive and non-qualified stock options to our employees for up to 1,000,000 shares of common stock. After consideration of the activity described in the table below, a total of 395,669 shares remained available for grant under the Stock Option Plan as of June 30, 2025. The last date that grants can be made under the Stock Option Plan is February 28, 2026. A summary of all option activity during the six months ended June 30, 2025 is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	113,751	$20.44	5.84	$747
Granted	40,250	$22.19		$—
Exercised	(5,267)	$10.58		$76
Canceled/Forfeited	(5,333)	$23.24		$16
Expired	(23,167)	$22.90		$—
Outstanding, June 30, 2025	120,234	$20.86	7.73	$634
Exercisable, June 30, 2025	49,819	$19.79	5.52	$339

The following table summarizes information about our stock options outstanding as of June 30, 2025:

Range of Exercise Prices:	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	24,234	6.79	$10.76	20,067	$10.95
$18.01-$26.00	79,250	9.30	$22.41	13,002	$22.66
$26.01-$30.00	16,750	1.63	$28.15	16,750	$28.15
	120,234	7.73	$20.86	49,819	$19.79

The following table summarizes changes in our unvested stock options during the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2024	48,998	$11.35
Granted	40,250	$12.06
Vested	(14,833)	$11.33
Canceled/Forfeited	(4,000)	$12.46
Unvested, June 30, 2025	70,415	$11.70
As of June 30, 2025, there was a total of approximately $0.6 million of unrecognized compensation cost related to unvested options which is expected to be recognized over the next 2.33 years.
2019 Equity Incentive Plan
On June 5, 2025, our stockholders approved an amendment to the Equity Incentive Plan (the “Amendment”) to increase the number of shares available by 500,000 shares up to a total of 1,650,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share units (“PSUs”) and (v) other equity-based awards. In addition, the Amendment extended the term of the Equity Incentive Plan by five years to June 20, 2034. After consideration of the activity described in detail below, a total of 643,514 shares remained available for grant under the Equity Incentive Plan as of June 30, 2025.
Time-Vested RSUs
The following table summarizes all restricted stock and RSU activity during the six months ended June 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	131,183	$16.39	5.15	$3,516
Granted	69,672	$22.67		$1,579
Vested	(53,094)	$15.35		$1,327
Canceled/Forfeited	(910)	$22.19		$17
Outstanding, June 30, 2025	146,851	$19.71	4.27	$3,790
As of June 30, 2025, there was a total of approximately $2.1 million of unrecognized compensation cost related to unvested restricted stock and RSUs which is expected to be recognized over the next 2.12 years.
Cash Settled RSUs
The 2025 and 2024 grants of RSUs to the independent Board members that can be settled in cash represent liability-classified awards. Compensation expense associated with these awards is based upon the fair value of NGS common stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	15,069	$19.51	0.50	$294
Granted	13,368	$24.69		$330
Vested	(8,430)	$19.57		$165
Canceled/Forfeited	(2,810)	$19.57		$55
Outstanding, June 30, 2025	17,197	$23.50	0.78	$445

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
The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the six months ended June 30, 2025:

Weighted-average grant date fair value of PSUs granted	$28.05
Risk free rate	3.93%
Expected volatility	43.9%
Expected dividend yield	—%
The following table summarizes all PSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	56,764	$22.47	2.22	$—
Granted	39,434	$28.05		$—
Vested	—			$—
Canceled/Forfeited	—			$—
Outstanding, June 30, 2025	96,198	$24.76	2.38	$—
As of June 30, 2025, there was a total of approximately $1.8 million of unrecognized compensation cost related to the unvested portion of the PSUs which is expected to be recognized over the next 2.13 years.

14.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$5,188	$4,250	$10,042	$9,348
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,483	12,384	12,473	12,392
Denominator for diluted earnings per common share:
Weighted average common shares outstanding	12,483	12,384	12,473	12,392
Dilutive effect of stock-based compensation awards	142	99	156	92
Weighted average common shares outstanding - Diluted	12,625	12,483	12,629	12,484
Earnings per common share:
Basic	$0.42	$0.34	$0.81	$0.75
Diluted	$0.41	$0.34	$0.80	$0.75

The following table summarizes the actual number of stock-based compensation awards that were excluded from the determination of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	94,000	92,417	94,000	92,417
Restricted stock and RSUs	20,963	5,750	7,595	18,635
PSUs	47,029	—	47,029	—
	161,992	98,167	148,624	111,052

15.    Subsequent Events
On July 30, 2025, our Board of Directors declared a cash dividend of $0.10 per share to stockholders of record as of August 8, 2025 expected to be paid on August 22, 2025.
On August 5, 2025, Brian Tucker, NGS management, and the Board, collectively reached the difficult decision that Mr. Tucker will transition out of his role as President and COO. This was driven solely by an unfortunate and unexpected family loss which changed Mr. Tucker's personal circumstances. His transition will take place over the next several months with a target end date of October 31, 2025. Mr. Tucker remains fully committed to NGS during this time and beyond, if necessary.
On August 8, 2025, our Board of Directors approved a share repurchase program (the “Repurchase Plan”). The Repurchase Plan provides for the repurchase of shares of our common stock from time to time in the open market as conditions, cash reserves, cash flows and the evaluation of uses of cash for operations, growth and share repurchase may allow. The Repurchase Plan is limited to $6 million and expires on August 6, 2027.
We have evaluated all events subsequent to the balance sheet date as of June 30, 2025, and through the date this report was issued and determined that there have been no other events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of the financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company”, “NGS”, “Natural Gas Services Group”, “we,” “us” or “our”) for the periods ended June 30, 2025, and 2024 are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” above.
All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended June 30, 2025, or 2024, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”
Overview
We rent, design, sell, install, service and maintain natural gas and electric compressors and related equipment for oil and gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. Substantially all of our compressor assembly is done by third-party contractors while a limited level of assembly work remains in-house at our Tulsa, Oklahoma facility. We also provide an exchange and rebuild program for compressors and maintain an inventory of new and used compressors to facilitate this business. Our primary focus is on the rental of natural gas and electric compressors. Our rental contracts generally provide for initial terms of 12 to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.
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
Operating Highlights
The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Rented horsepower (at period end)	498,651	454,568	498,651	454,568
Average rented horsepower	495,665	449,394	494,362	439,740
Fleet horsepower available (at period end):	596,322	552,599	596,322	552,599
Fleet horsepower available - average	599,857	547,428	599,518	538,407
Horsepower utilization (at period end)	83.6%	82.3%	83.6%	82.3%
Average horsepower utilization	82.6%	82.1%	82.5%	81.7%
Units utilized (at period end)	1,198	1,242	1,198	1,242
Fleet units (at period end):	1,833	1,899	1,833	1,899
Unit utilization (at period end)	65.4%	65.4%	65.4%	65.4%
Rental revenues	$39,580	$34,926	$78,490	$68,660
Total revenues	$41,382	$38,491	$82,765	$75,398
Rental revenues as a percent of total revenues	95.6%	90.7%	94.8%	91.1%
Of the total horsepower utilized as of June 30, 2025, 391,785 of horsepower was being rented under contracts expiring between 2025 and 2030 and 106,866 of horsepower was being rented on a month-to-month basis.

Our Performance Trends and Outlook

The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels of exploration and production companies and pricing of oil and gas.
Crude Oil. The level of production for crude oil activity and capital expenditures has generally been dependent upon the prevailing view of future crude oil prices, which is influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC and Russia, and other factors. While crude oil prices have historically been volatile, we expect demand for our existing compressor fleet to remain positive assuming crude oil prices remain within reasonable bands with respect to current pricing levels.
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

The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted Gross Margin with further detail by revenue classification for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenue	$41,382	$38,491	$82,765	$75,398
Cost of revenue, exclusive of depreciation and amortization	(17,159)	(17,489)	(34,286)	(33,283)
Depreciation allocable to cost of revenues	(8,873)	(7,572)	(17,412)	(14,508)
Gross margin	15,350	13,430	31,067	27,607
Depreciation allocable to cost of revenues	8,873	7,572	17,412	14,508
Adjusted gross margin	$24,223	$21,002	$48,479	$42,115

Adjusted gross margin by revenue classification:
Rental	$24,052	$20,698	$48,122	$41,318
Sales	(161)	21	(250)	344
Aftermarket services	332	283	607	453
Total adjusted gross margin	$24,223	$21,002	$48,479	$42,115

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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$5,188	$4,250	$10,042	$9,348
Interest expense	3,243	2,932	6,413	5,867
Income tax expense	1,597	1,294	3,079	2,773
Depreciation and amortization	8,969	7,705	17,605	14,792
Inventory allowance	—	—	61	—
Retirement of rental equipment	—	—	728	5
Severance and restructuring charges	89	33	89	33
Stock-based compensation	579	242	938	516
Adjusted EBITDA	$19,665	$16,456	$38,955	$33,334

Results of Operations
Three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024.
Rentals
We generate revenue primarily from renting, maintaining and servicing compressors to our customers under contractual arrangements. These contracts, which all qualify as operating leases under GAAP, generally include a fee for servicing the compressor unit during the rental term. Our rental contract terms typically range from 12 to 60 months. Our revenue is recognized over time, with monthly payments over the term of the contract. After the terms of the contract have expired, a customer may renew its contract or continue renting on a monthly basis thereafter. The primary costs associated with providing our compressor fleet to our customers includes routine maintenance and repairs, fluids, primarily motor oils, and labor and related support costs for our field service facilities and service employees that are geographically dispersed throughout our operating regions.
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Rental revenue	$39,580	$34,926	$4,654	13.3%	$78,490	$68,660	$9,830	14.3%
Cost of rentals (excluding depreciation and amortization)	15,528	14,228	1,300	9.1%	30,368	27,342	3,026	11.1%
Rental adjusted gross margin	$24,052	$20,698	$3,354	16.2%	$48,122	$41,318	$6,804	16.5%
Rental adjusted gross margin percentage	60.8%	59.3%	1.5%		61.3%	60.2%	1.1%
Percent of total company revenues	95.6%	90.7%	4.9%		94.8%	91.1%	3.7%
Rented horsepower	498,651	454,568	44,083	9.7%	498,651	454,568	44,083	9.7%
Horsepower utilization	83.6%	82.3%	1.3%		83.6%	82.3%	1.3%
Units utilized	1,198	1,242	(44)	(3.5)%	1,198	1,242	(44)	(3.5)%
Units utilization	65.4%	65.4%	—%		65.4%	65.4%	—%
Customers under contract	63	73	(10)	(13.7)%	63	73	(10)	(13.7)%
Rental revenue increased for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024 due primarily to an increase in rented horsepower despite a decrease in the number of units rented and a decrease in total customers. The increase in revenue reflects a continuing trend of growing demand for our higher horsepower units (400 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. Our utilized horsepower increased marginally during the second quarter of 2025 as compared to the prior year period which reflects the continued addition of high horsepower compressor units to our fleet consistent with our emphasis on larger units over the past few years, as well as the retirement of certain older medium and small horsepower units from the fleet partially offset by the return of lower horsepower units to the fleet by certain customers at the end of their lease terms. Through June 30, 2025, we placed into service a total 181 newly set units, including 166 from our existing fleet and 15 new units. Of those sets, a total of 48 were high horsepower units and 15 of those were new units to the fleet. The decline in customers is primarily attributable to E&P industry consolidation as well as the acquisition of existing producing oil and gas properties among E&P companies; however, it has not resulted in any meaningful decrease in our level of business activity.
The cost of rentals increased on an absolute basis due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. An expanding portion of our rented compressor units utilize our proprietary System Management and Recovery Technology (“SMART”) and telemetry software which reduces unplanned shutdowns and increases productivity. Despite inflationary pressure associated with our primary cost components, the SMART and telemetry technology allows us to streamline and manage our maintenance activities more efficiently and thereby mitigating the costs to a manageable extent. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the three and six months ended June 30, 2025, compared to the comparable periods in 2024.

Sales
We generate revenue from the sale of assembled compressors and parts, as well as exchange/rebuilding customer owned compressors and the sale of used rental equipment. Costs of sales include purchases of engines, compressors, coolers and other component materials as well as direct and indirect labor attributable to the assembly of equipment to meet the unique specifications of our customers. In addition, our costs of sales include overhead and related support costs attributable to our storage, assembly, repair and overhaul facilities in Tulsa, Oklahoma as well as Midland, Texas through its closure at the end of March 2025.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressors, parts and equipment and repair/overhaul services for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Sales revenue	$750	$2,270	$(1,520)	(67.0)%	$2,677	$4,773	$(2,096)	(43.9)%
Cost of sales (excluding depreciation and amortization)	911	2,249	(1,338)	(59.5)%	2,927	4,429	(1,502)	(33.9)%
Sales adjusted gross margin	$(161)	$21	$(182)	NM	$(250)	$344	$(594)	NM
Sales adjusted gross margin percentage	(21.5)%	0.9%	(22.4)%		(9.3)%	7.2%	(16.5)%
Percent of total company revenues	1.8%	5.9%	(4.1)%		3.2%	6.3%	(3.1)%
Sales revenue declined for the three and six months ended June 30, 2025, compared to the corresponding periods in 2024. Sales are subject to fluctuations in the timing of industry activity related to our customers’ capital projects and, as such, can vary substantially between periods. Due to these circumstances as well as the costs of maintaining support facilities relative to revenues, we continue to shift our business away from sales of new compressor packages to renting our owned units to our customers. While the costs to support our sales revenues declined on an absolute basis, primarily reflecting a lower volume of business, the gross margins declined to negative values due primarily to indirect labor and fixed overhead costs that are not otherwise subject to capitalization at our assembly, repair and overhaul facilities, as well as severance and other continuing costs primarily at the location in Midland, Texas which we closed at the end of March 2025. Sales represented an insignificant portion of our gross margin in the three and six months ended June 30, 2025, and 2024, respectively.

Aftermarket Service
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Aftermarket services revenue	$1,052	$1,295	$(243)	(18.8)%	$1,598	$1,965	$(367)	(18.7)%
Cost of aftermarket services (excluding depreciation and amortization)	720	1,012	(292)	(28.9)%	991	1,512	(521)	(34.5)%
Aftermarket services adjusted gross margin	$332	$283	$49	17.3%	$607	$453	$154	34.0%
Aftermarket services adjusted gross margin percentage	31.6%	21.9%	9.7%		38.0%	23.1%	14.9%
Percent of total company revenues	2.5%	3.4%	(0.9)%		1.9%	2.6%	(0.7)%
Third party aftermarket services revenues and costs declined for the three months ended June 30, 2025, compared to the corresponding periods during 2024; however, the absolute gross margins and percentages both improved over the prior periods in 2024. The decline in revenue and costs is primarily attributable to a marginally lower volume of unit commissioning work performed during the 2025 periods compared to 2024 as well as the effect of lower freight costs. Aftermarket services represented an insignificant portion of our gross margin in the three and six months ended June 30, 2025, and 2024, respectively.

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

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Primary selling, general and administrative expenses	$4,875	$4,778	$97	2.0%	$9,894	$9,206	$688	7.5%
Stock-based compensation - equity classified	579	242	337	139.3%	938	516	422	81.8%
Total	$5,454	$5,020	$434	8.6%	$10,832	$9,722	$1,110	11.4%
SG&A expenses as a percent of total revenues	13.2%	13.0%	0.2%		13.1%	12.9%	0.2%
SG&A expenses increased during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024. In general, the increase in our total SG&A expenses reflects a higher level of cost to appropriately scale our administrative function. The marginal increase in primary SG&A expenses during the three months ended June 30, 2025 as compared to 2024 reflects (i) higher information technology support costs of $0.2 million, (ii) higher public company costs of $0.1 million and (iii) higher occupancy and office costs of $0.1 million which were substantially offset by (i) lower credit loss expenses of $0.1 million, (ii) lower compensation costs of $0.1 million and (iii) lower professional fees of $0.1 million. The increase in primary SG&A expenses during the six months ended June 30, 2025 compared to 2024 was impacted by (i) higher information technology support costs of $0.4 million in support of our growth initiatives, (ii) higher salaries and benefits of $0.2 million reflecting support staff growth (iii) higher public company costs of $0.1 million and (iv) marginally higher occupancy and office costs of $0.1 million. These increases were partially offset by $0.1 million of lower professional fees and credit loss expense on a combined basis. Our equity classified stock-based compensation increased during both periods in 2025 over 2024 due primarily to a higher mix of performance-based share unit awards, or PSUs, for our executive officers in the 2025 period. PSUs generally have a higher grant-date fair value than traditional restricted stock and restricted stock units.
Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Depreciation and amortization allocable to cost of revenues:
Rental	$8,758	$7,488	$1,270	17.0%	$17,194	$14,347	$2,847	19.8%
Sales	93	70	23	32.9%	185	140	45	32.1%
Aftermarket services	22	14	8	57.1%	33	21	12	57.1%
	8,873	7,572	1,301	17.2%	17,412	14,508	2,904	20.0%
Corporate depreciation	96	98	(2)	(2.0)%	193	218	(25)	(11.5)%
Intangible asset amortization	—	35	(35)	NM	—	66	(66)	NM
Total	$8,969	$7,705	$1,264	16.4%	$17,605	$14,792	$2,813	19.0%
Depreciation and amortization as a percent of total revenues	21.7%	20.0%	1.7%		21.3%	19.6%	1.7%
Depreciation and amortization expense increased for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, due primarily to depreciation expense associated with the high horsepower units placed in service during the second half of 2024 continuing through June 30, 2025. These higher horsepower unit additions, which began in earnest during 2023, are reflective of our strategic plans to concentrate our business development on these higher margin applications.

Inventory Allowance
We routinely review our stock of inventory for obsolescence and realizability. When the carrying value exceeds the net realizable value, a charge is recorded to operating income.
The following table indicates the charges incurred for inventory allowance for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Inventory allowance	$—	$—	$—	NM	$61	$—	$61	NM
During three months ended March 31, 2025, we recorded a nominal increase to the allowance for obsolescence primarily attributable to the transfer of inventory that remains useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. All of remaining inventory from the Midland, Texas facility that was subject to the allowance for obsolescence was written off during the three months ended March 31, 2025. As of June 30, 2025, we had an inventory obsolescence balance of $2.5 million as compared to $5.9 million as of December 31, 2024. Please see Note 4 (“Inventory”) to our Condensed Consolidated Financial Statements for additional information regarding the inventory allowance.
Retirement of Rental Equipment
We routinely review the rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. When appropriate, we retire such units from the fleet and write-off any remaining carrying value.
The following table indicates the charges incurred for the retirement of rental equipment for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Retirement of rental equipment	$—	$—	$—	NM	$728	$5	$723	NM
We retired certain small and medium horsepower compressor units during the six months ended June 30, 2025 with only those units retired during the three months ended March 31, 2025 and 2024 having any remaining carrying value. Such retirements were minimal during the comparable periods during 2024.
Gain on the Sale of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, and other assets when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the sale of assets for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Gain on the disposition of assets, net	$124	$229	$(105)	NM	$178	$229	$(51)	NM
Gains recognized during the three and six months ended June 30, 2025 are primarily attributable to the sales of trucks after the completion of their useful lives.

Interest Expense
Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under our senior secured revolving credit agreement, as amended (the “Credit Facility”), net of amounts capitalized attributable to certain capital projects. Also included is interest expense on our financing leases during the 2024 periods as all were settled before 2025.

The following table presents the components of our interest expense for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Interest on borrowings, finance leases and related fees	$3,464	$4,037	$(573)	(14.2)%	$6,996	$7,980	$(984)	(12.3)%
Amortization of debt issue costs	294	165	129	78.2%	506	315	191	60.6%
Capitalized interest	(515)	(1,270)	755	(59.4)%	(1,089)	(2,428)	1,339	(55.1)%
Total	$3,243	$2,932	$311	10.6%	$6,413	$5,867	$546	9.3%
Weighted-average interest rates on borrowings	7.46%	8.92%	(1.46)%		7.68%	9.00%	(1.32)%
Weighted-average outstanding borrowings	$175,427	$169,839	$5,588		$172,867	$168,790	$4,077
Interest expense increased for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, due primarily to the effect of $0.8 million and $1.3 million lower capitalized interest, respectively, due primarily to the volume and timing of the completion of certain compressor assembly projects in the 2025 periods. In addition, amortization of debt issue costs increased during the three and six months ended June 30, 2025, as compared to the comparable periods in 2024 due primarily to the amortization of costs associated with certain amendments to the Credit Facility that took place in June of 2024 as well as the the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) that was completed in April 2025. While the average borrowings outstanding under our Credit Facility have increased during the three and six months ended June 30, 2025, as compared to the comparable periods in 2024, we experienced lower average interest rates consistent with the Federal Reserve interest rate reductions implemented in the second half of 2024 as well as the lower interest rates attributable to the Fourth Amendment.
Other Income (Expense), net
This caption primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan.
The following table indicates our other income (expense) for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Other income (expense), net	$104	$(30)	$134	NM	$103	$163	$(60)	NM
Other income (expense), net improved for the three months ended June 30, 2025 as compared to the corresponding period in 2024 due primarily to certain non-operating credits and unrealized gains attributable to our COLI policies associated with our deferred compensation plan while the six months ended June 30, 2025 declined as compared to the comparable period in 2024, due primarily to higher unrealized gains attributable to our COLI policies in the 2024 period.
Provision for Income Taxes
Provision for income taxes represents our income taxes as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal taxes under the Internal Revenue Code as well as to various states in which we operate, primarily Texas. Please see Note 10 (“Income Taxes”) to our Condensed Consolidated Financial Statements for additional information.
The following table summarizes our income tax provision for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Income tax expense	$1,597	$1,294	$303	23%	$3,079	$2,773	$306	11%
Effective income tax rate	23.5%	23.3%	0.2%		23.5%	22.9%	0.6%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of certain expenses not being deductible for income tax purposes.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility. On April 18, 2025, we entered into the Fourth Amendment which provides us with up to $400.0 million in borrowing commitments with an additional $100.0 million at our request through an accordion feature. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. As of June 30, 2025, the borrowing base under the Credit Facility was $354.3 million with $182.0 million of borrowings outstanding leaving $172.3 million of availability under the Credit Facility.
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
The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.  Based upon existing economic and market conditions, we believe that cash on hand, cash flows from operating activities and borrowings under the Credit Facility will be sufficient to satisfy our capital, dividend and liquidity requirements for at least the twelve months subsequent to the date that this Quarterly Report on Form 10-Q was filed. We also believe we have flexibility with respect to our financing alternatives and can make adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand, cash from operating activities and borrowings under our Credit Facility.
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
Cash From Operating Activities. As of June 30, 2025, we had $0.3 million on hand and our cash provided by operating activities was $32.3 million for the six months ended June 30, 2025. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the six months ended June 30, 2025, we borrowed $12.0 million, net of repayments, under the Credit Facility. The following table summarizes our borrowing activity under the Credit facility for the period presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended June 30, 2025	$182,000	$175,427	$182,000	7.46%
Six months ended June 30, 2025	$182,000	$172,867	$182,000	7.68%
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$32,263	$31,119
Net cash used in investing activities	(44,962)	(27,881)
Net cash (used in) provided by financing activities	10,882	(2,368)
Net increase in cash and cash equivalents	$(1,817)	$870
Cash Flows from Operating Activities. Our cash flows from operating activities increased by $1.1 million during the six months ended June 30, 2025, as compared to the comparable period in 2024. From a broad perspective, cash flows improved due to: (i) growth in accounts payable, (ii) substantial progress in improving our processes for billings and collections from certain customers and lowering our “days sales outstanding” statistics for accounts receivable and (iii) higher realized margins attributable to growth in our high horsepower unit rentals. Our accounts receivable efforts arose from the negative impact on working capital during 2023 and into 2024 as our rental activities began to grow significantly. We anticipate a continued focus on these efforts throughout 2025 as we concentrate on further improvements to our working capital performance statistics.
Cash Flows from Investing Activities. For the six months ended June 30, 2025, and 2024, we invested approximately $45.1 million and $28.3 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2025 and 2024 were $41.2 million and $28.2 million in new equipment to our rental fleet and $3.9 million and less than $0.1 million in other property and equipment, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the year.
Cash Flows from Financing Activities. During the six months ended June 30, 2025 we had net borrowings of $12.0 million and for the six months ended June 30, 2024, we had net repayments of $1.0 million under the Credit Facility.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30,	December 31,
	2025	2024
Credit facility borrowings	$182,000	$170,000
Total stockholders’ equity	266,214	255,057
Total capitalization	$448,214	$425,057
Debt as a percent of total capitalization	40.6%	40.0%

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
Our Credit Facility is subject to: (i) a borrowing base calculation, (ii) variable rates of interest on borrowings that are determined, in part, upon our actual leverage ratio, as defined in the Credit Facility, (iii) commitment fees, (iv) certain financial and other covenants and (v) events of default and acceleration, among other terms and conditions that are customary for such credit instruments. Please see Note 9 (“Long-Term Debt”) to our Condensed Consolidated Financial Statements for a thorough discussion of these matters regarding our Credit Facility.
As of June 30, 2025 we had $182.0 million outstanding under our Credit Facility with a weighted average interest rate of 7.23%. As of June 30, 2025, we had approximately $172.3 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of June 30, 2025, we were in compliance with all financial covenants in our Credit Facility.

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
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2025, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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
Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
None.

Item 5. Other Information
On May 16, 2025, Stephen C. Taylor, a member of our Board of Directors, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an aggregate of 100,000 shares of the Company’s common stock, subject to various volume amounts and price thresholds. The plan becomes effective on August 15, 2025 and terminates on September 30, 2026, unless sooner terminated under its terms. The 10b5-1 Plan was entered into during an open insider trading window and no sales will commence under the plan until completion of the required cooling off period under Rule 10b5-1.
No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025.
.

Item 6.   Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

4.3	Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 2025).

10.1	Fourth Amendment to Amended and Restated Credit Agreement dated April 18, 2025 among Natural Gas Services Group, Inc. the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders Party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ Ian M. Eckert
Justin C. Jacobs	Ian M. Eckert
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

August 11, 2025	August 11, 2025