Form 10-Q
period 2025-09-30
NATURAL GAS SERVICES GROUP INC
filed 2025-11-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
As of November 7, 2025 there were 12,568,917 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,142
Trade accounts receivable, net of provision for credit losses	13,610	15,626
Inventory, net of allowance for obsolescence	21,508	18,051
Federal income tax receivable	11,427	11,282
Prepaid expenses and other	2,227	1,075
Assets held for sale	2,227	—
Total current assets	50,999	48,176
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	479,375	415,021
Property and equipment, net of accumulated depreciation	22,514	22,989
Other assets	9,419	6,342
Total assets	$562,307	$492,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,273	$9,670
Accrued liabilities	15,522	7,688
Total current liabilities	27,795	17,358
Long-term debt	208,000	170,000
Deferred income taxes	50,673	45,873
Other long-term liabilities	4,418	4,240
Total liabilities	290,886	237,471
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,864 and 13,762 shares issued, respectively	138	138
Additional paid-in capital	120,222	118,415
Retained earnings	166,065	151,508
Treasury shares, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	271,421	255,057
Total liabilities and stockholders’ equity	$562,307	$492,528

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Rental	$41,502	$37,350	$119,992	$106,010
Sales	471	1,843	3,148	6,616
Aftermarket services	1,428	1,493	3,026	3,458
Total revenue	43,401	40,686	126,166	116,084
Cost of revenue (excluding depreciation and amortization):
Rental	15,970	14,442	46,338	41,784
Sales	448	2,028	3,375	6,457
Aftermarket services	1,155	1,324	2,146	2,836
Total cost of revenues (excluding depreciation and amortization)	17,573	17,794	51,859	51,077
Selling, general and administrative expense	5,870	5,459	16,702	15,181
Depreciation and amortization	9,249	8,086	26,854	22,878
Impairments	—	136	—	136
Inventory allowance	—	—	61	—
Retirement of rental equipment	—	—	728	5
Gain on disposition of assets, net	(46)	(246)	(224)	(475)
Total operating costs and expenses	32,646	31,229	95,980	88,802
Operating income	10,755	9,457	30,186	27,282
Other income (expense):
Interest expense	(3,414)	(3,045)	(9,827)	(8,912)
Other income (expense)	222	(15)	325	148
Total other income (expense), net	(3,192)	(3,060)	(9,502)	(8,764)
Income before income taxes	7,563	6,397	20,684	18,518
Provision for income taxes	(1,779)	(1,383)	(4,858)	(4,156)
Net income	$5,784	$5,014	$15,826	$14,362
Earnings per share:
Basic	$0.46	$0.40	$1.26	$1.16
Diluted	$0.46	$0.40	$1.25	$1.15
Weighted average shares outstanding:
Basic	12,544	12,427	12,529	12,404
Diluted	12,685	12,526	12,679	12,511

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2024	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Stock-based compensation	—	—	—	—	274	—	—	—	274
Taxes paid related to net shares settlement of equity awards	—	—	6	—	—	—	—	—	—
Net income	—	—	—	—	—	5,098	—	—	5,098
March 31, 2024	—	$—	13,694	$137	$116,754	$139,379	1,310	$(15,004)	$241,266
Stock-based compensation	—	—	—	—	242	—	—	—	242
Taxes paid related to net shares settlement of equity awards	—	—	33	—	(98)	—	—	—	(98)
Net income	—	—	—	—	—	4,250	—	—	4,250
June 30, 2024	—	$—	13,727	$137	$116,898	$143,629	1,310	$(15,004)	$245,660
Stock-based compensation	—	—	—	—	522	—	—	—	522
Vesting of restricted stock/units	—	—	7	—	—	—	—	—	—
Exercise of common stock options	—	—	7	—	70	—	—	—	70
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(80)	—	—	—	(80)
Net income	—	—	—	—	—	5,014	—	—	5,014
September 30, 2024	—	$—	13,741	$137	$117,410	$148,643	1,310	$(15,004)	$251,186

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	359	—	—	—	359
Vesting of restricted stock/units	—	—	22	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	4,854	—	—	4,854
March 31, 2025	—	$—	13,784	$138	$118,768	$156,362	1,310	$(15,004)	$260,264
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	22	—	108	—	—	—	108
Exercise of common stock options	—	—	5	—	75	—	—	—	75
Net income	—	—	—	—	—	5,188	—	—	5,188
June 30, 2025	—	$—	13,811	$138	$119,530	$161,550	1,310	$(15,004)	$266,214
Stock-based compensation	—	—	—	—	612	—	—	—	612
Vesting of restricted stock/units	—	—	44	—	—	—	—	—	—
Exercise of common stock options	—	—	9	—	80	—	—	—	80
Dividends declared ($0.10 per share)	—	—	—	—	—	(1,269)	—	—	(1,269)
Net income	—	—	—	—	—	5,784	—	—	5,784
September 30, 2025	—	$—	13,864	$138	$120,222	$166,065	1,310	$(15,004)	$271,421
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,826	$14,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,854	22,878
Impairments	—	136
Inventory allowance	61	—
Retirement of rental equipment	728	5
Gain on disposition of assets, net	(224)	(475)
Amortization of debt issuance costs	838	530
Deferred income taxes	4,800	4,055
Stock-based compensation	1,550	1,038
Provision for credit losses	241	433
Gain on company owned life insurance	(57)	(152)
Changes in operating assets and liabilities:
Trade accounts receivables	1,775	13,944
Inventory	(3,518)	1,122
Prepaid expenses and prepaid income taxes	(1,297)	(1,025)
Accounts payable and accrued liabilities	3,887	853
Other	(2,402)	(667)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,062	57,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(86,926)	(57,350)
Purchase of company owned life insurance	—	(13)
Proceeds received from insurance for damages to equipment	96	—
Proceeds from disposition of assets, net	9	504
Proceeds from surrender of company owned life insurance	—	178
NET CASH USED IN INVESTING ACTIVITIES	(86,821)	(56,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	48,122	8,000
Repayments of credit facility borrowings	(10,122)	(9,000)
Payments of other long-term liabilities	—	(622)
Payments of debt issuance costs	(1,278)	(962)
Proceeds from exercise of stock options	155	70
Payment of dividends	(1,254)	—
Taxes paid related to net share settlement of equity awards	(6)	(178)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,617	(2,692)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,142)	(2,336)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,142	2,746
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$410
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,722	$14,445
Income taxes paid	$204	$—
NON-CASH TRANSACTIONS:
Accrued purchases of property and equipment	$6,940	$—
Right of use assets acquired through an finance lease	$—	$2,174
Right of use assets acquired through an operating lease	$1,053	$520

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)
(unaudited)
1.    Description of Business
Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Colorado corporation), is a leading provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, sell, install, service and maintain compressors and related equipment for our customers’ oil and gas production and processing facilities, generally using equipment from OEM suppliers along with limited in-house assembly. We are headquartered in Midland, Texas, with executive offices in Southlake, Texas, an assembly facility located in Tulsa, Oklahoma and service facilities located in major oil and gas producing basins in the United States (“U.S.”).

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
These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position as of September 30, 2025, and the results of our operations for the three and nine months ended September 30, 2025, and 2024, respectively. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the accompanying Condensed Consolidated Financial Statements do not include all disclosures normally required by GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In our opinion, the Condensed Consolidated Financial Statements provide a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.
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

3.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	September 30,	December 31,
	2025	2024
Trade accounts receivable
Rentals	$11,813	$14,218
Sales and aftermarket services	2,141	2,657
	13,954	16,875
Less: Provision for credit losses	(344)	(1,249)
Total trade accounts receivable, net	$13,610	$15,626
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressor equipment, (ii) the sale of compressors and related equipment and (iii) the performance of aftermarket services.
Major Customers and Concentration of Credit Risk
Rental revenue from Occidental Permian, LTD. (“Oxy”) and Devon Energy Corporation (“Devon”) in the nine months ended September 30, 2025 and 2024 amounted to 59 percent and 58 percent of revenue on a combined basis, respectively. No other single customer accounted for more than 10 percent of our revenues during these periods. Likewise, Oxy’s and Devon’s accounts receivable balances amounted to 64 percent and 60 percent of our accounts receivable as of September 30, 2025, and December 31, 2024, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of these dates.
Provision for Credit Losses
The following table summarizes the changes in our provision for credit losses for the periods presented:

	Nine months ended	Year ended
	September 30,	December 31,
	2025	2024
Beginning balance	$1,249	$823
Provision for credit losses	241	433
Write-offs	(1,146)	(7)
Ending balance	$344	$1,249
Management believes that the provision is adequate; however, actual write-offs may exceed the recorded provision. The substantial write-off of the provision for credit losses during the nine months ended September 30, 2025 reflects certain aged receivables that are no longer deemed collectible.

4.    Inventory
The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	September 30,	December 31,
	2025	2024
Raw materials, net of allowance of $1,499 and $4,379, respectively	$20,425	$17,706
Work-in-process	1,083	345
Inventory - current	21,508	18,051
Raw materials - long term, net of allowance of $1,020 and $1,488, respectively	—	—
Total inventory	$21,508	$18,051

Our long-term inventory, which is fully reserved for obsolescence, consists of raw materials that remain viable but with limited market opportunities.
The following table summarizes the changes in our allowance for obsolescence for the periods presented:

	September 30,	December 31,
	2025	2024
Beginning balance	$5,867	$4,004
Allowance for obsolescence	61	1,863
Write-offs	(3,409)	—
Ending balance	$2,519	$5,867
The substantial write-off of the allowance for obsolescence during the nine months ended September 30, 2025 reflects the disposal of inventory items, including engines, frames and coolers, among other items that were previously held and reserved at our former Midland, Texas fabrication facility.

5.    Assets Held for Sale
During the second quarter of 2025, we completed all activities necessary to terminate operations at our fabrication, repair and overhaul facility in Midland, Texas (the (“Midland Facility”) and prepared the site, which includes an industrial building and land, for sale. Accordingly, depreciation of the facility was suspended and the combined net carrying value of the building and land, or $2.2 million, was reclassified from property and equipment to an asset held for sale included as a component of current assets on our Condensed Consolidated Balance Sheet as of June 30, 2025. We have engaged a broker and are actively marketing the facility. The closure of the Midland Facility was part of our strategy to streamline and outsource our assembly operations and monetize company-owned real estate as disclosed previously. We anticipate that we will complete a sale transaction for the Midland Facility within the next twelve months.
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
In connection with the complete closure of the Midland Facility, we terminated eight employees and incurred $0.1 million of severance and termination benefits all of which were paid and settled during April 2025.

6.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	September 30,	December 31,
	2025	2024
Compressor units	$658,412	$579,373
Work-in-progress	51,329	51,662
	709,741	631,035
Accumulated depreciation	(230,366)	(216,014)
Rental equipment, net of accumulated depreciation	$479,375	$415,021
We evaluated our rental equipment for potential impairments as of September 30, 2025, and December 31, 2024 and determined that none were present. Depreciation expense for rental equipment was $8.3 million and $7.2 million for the three months ended September 30, 2025, and 2024, respectively and $24.0 million and $20.6 million for the nine months ended September 30, 2025, and 2024, respectively. We capitalized interest totaling approximately $0.7 million and $1.2 million for the three months ended September 30, 2025, and 2024, respectively, and $1.8 million and $3.6 million, for the nine months ended September 30, 2025, and 2024, respectively.

7.    Property and Equipment
The following table summarizes our property and non-rental equipment as of the dates presented:

	September 30,	December 31,
	2025	2024
Land	$1,562	$1,680
Building	16,135	19,140
Leasehold improvements	1,026	1,346
Office equipment and furniture	2,057	2,057
Software	619	589
Machinery and equipment	5,065	4,430
Vehicles	12,887	12,739
Work-in-progress	2,592	168
	41,943	42,149
Less accumulated depreciation	(19,429)	(19,160)
Total	$22,514	$22,989
Depreciation expense for property and equipment was $0.9 million and $0.9 million for the three months ended September 30, 2025, and 2024, respectively, and $2.8 million and $2.2 million for the nine months ended September 30, 2025, and 2024, respectively.
During the quarter ended September 30, 2025, we reclassified certain items of property and equipment attributable to our former Midland Facility with a carrying value of $2.2 million to assets held for sale (see Note 5).

8.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of accrued liabilities as of the dates presented:

	September 30,	December 31,
	2025	2024
Accrued purchases	$8,223	$2,085
Compensation	3,700	3,483
Right of use obligations	291	153
Interest	309	269
Sales taxes	327	355
Other	2,672	1,343
	$15,522	$7,688

9.    Long-Term Debt
Our outstanding long-term debt consists of the following, as of the dates presented:

	September 30,	December 31,
	2025	2024
Credit facility	$208,000	$170,000
We have a senior secured revolving credit agreement, as amended (the “Credit Facility”) with Texas Capital Bank, National Association (the “Lender”) as administrative agent, and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners. On April 18, 2025, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) with the Lender and certain other lenders to (i) increase the total commitment to $400.0 million from $300.0 million, (ii) expand the accordion feature to $100.0 million from $50.0 million, (iii) reduce the interest rates by 50 to 75 basis points at comparable leverage levels and (iv) provide for a more flexible leverage covenant beginning on September 30, 2025. In connection with the Fourth Amendment, we incurred fees of $1.3 million.

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
As of September 30, 2025, we had $208.0 million outstanding under our Credit Facility with a weighted average interest rate of 7.04%. As of September 30, 2025 we had approximately $163.0 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of September 30, 2025, we were in compliance with all financial covenants in our Credit Facility.
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
Covenants. The Credit Facility contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Credit Facility that require us to maintain (i) a leverage ratio, as defined, less than or equal to 3.50 to 1.00 for each fiscal quarter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.
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
During 2020, we received federal income tax refunds corresponding to the 2018 NOL carryback leaving approximately $11.4 million remaining to be refunded in connection with the 2019 NOL carryback. In conjunction with the remaining income tax refund claim, we received a notice from the Internal Revenue Service (“IRS”) on March 8, 2023, stating that our income tax returns for 2015, 2016, 2017 and 2019 were selected for examination. Furthermore and as is customary for income tax refunds of this magnitude, the IRS is required to review the refund claim and provide a report to the Joint Committee on Taxation of the U.S. Congress (“JCT”). As a result of the submission of the refund claim to the JCT, the IRS has effectively completed their review of the income tax returns for 2015, 2016 and 2017. Our request for refund was formally submitted to the JCT for their review during the second quarter of 2025 which was concluded favorably with the JCT concurring with the IRS’s conclusions. As of November 8, 2025, we are awaiting receipt of our refund claim; however, due to the shut down of the federal government which began on October 1, 2025, we are not able to validate the amount or timing of the receipt of the refund claim.

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

12.    Revenues from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Rental	$41,502	$37,350	$119,992	$106,010
Sales
Compressors	35	383	985	1,724
Other (Parts/Rebuilds)	436	1,460	2,163	4,892
	471	1,843	3,148	6,616
Aftermarket services	1,428	1,493	3,026	3,458
Total revenue	$43,401	$40,686	$126,166	$116,084
No amounts were recognized in revenue attributable to deferred revenue during the nine months ended September 30, 2025. We recognized $0.4 million in revenue for the nine months ended September 30, 2024, that was included in accrued liabilities as deferred revenue at the beginning of 2024.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2025, and December 31, 2024, we had no deferred revenue related to unsatisfied performance obligations.

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

The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity-classified	$612	$522	$1,550	$1,038
Liability-classified (1)	139	46	276	62
	$751	$568	$1,826	$1,100
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.

1998 Stock Option Plan
The Stock Option Plan provides for the granting of incentive and non-qualified stock options to our employees for up to 1,000,000 shares of common stock. After consideration of the activity described in the table below, a total of 392,169 shares remained available for grant under the Stock Option Plan as of September 30, 2025. The last date that grants can be made under the Stock Option Plan is February 28, 2026. A summary of all option activity during the nine months ended September 30, 2025 is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	113,751	$20.44	5.84	$747
Granted	44,250	$22.34		$—
Exercised	(12,500)	$13.05		$159
Canceled/Forfeited	(5,833)	$23.66		$16
Expired	(23,167)	$22.90		$—
Outstanding, September 30, 2025	116,501	$21.31	7.60	$781
Exercisable, September 30, 2025	47,751	$20.05	5.37	$382

The following table summarizes information about our stock options outstanding as of September 30, 2025:

Range of Exercise Prices:	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	19,501	6.58	$10.82	17,835	$10.92
$18.01-$26.00	80,750	9.10	$22.46	13,666	$22.33
$26.01-$30.00	16,250	1.38	$28.15	16,250	$28.15
	116,501	7.60	$21.31	47,751	$20.05

The following table summarizes changes in our unvested stock options during the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2024	48,998	$11.35
Granted	44,250	$12.07
Vested	(20,498)	$10.60
Canceled/Forfeited	(4,000)	$12.46
Unvested, September 30, 2025	68,750	$11.97
As of September 30, 2025, there was a total of approximately $0.5 million of unrecognized compensation cost related to unvested options which is expected to be recognized over the next 2.09 years.
2019 Equity Incentive Plan
On June 5, 2025, our stockholders approved an amendment to the Equity Incentive Plan (the “Amendment”) to increase the number of shares available by 500,000 shares up to a total of 1,650,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share units (“PSUs”) and (v) other equity-based awards. In addition, the Amendment extended the term of the Equity Incentive Plan by five years to June 20, 2034. After consideration of the activity described in detail below, a total of 635,421 shares remained available for grant under the Equity Incentive Plan as of September 30, 2025.
Time-Vested Restricted Stock and Restricted Stock Units
The following table summarizes all restricted stock and RSU activity during the nine months ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	131,183	$16.39	5.15	$3,516
Granted	75,031	$22.78		$1,709
Vested	(72,874)	$15.13		$1,796
Canceled/Forfeited	(910)	$22.19		$17
Outstanding, September 30, 2025	132,430	$20.66	4.15	$3,707
As of September 30, 2025, there was a total of approximately $1.9 million of unrecognized compensation cost related to unvested restricted stock and RSUs which is expected to be recognized over the next 1.98 years.
Cash Settled Restricted Stock Units
The 2025 and 2024 grants of RSUs to the independent Board members that can be settled in cash represent liability-classified awards. Compensation expense associated with these awards is based upon the fair value of NGS common stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, Outstanding, December 31, 2024	15,069	$19.51	0.50	$294
Granted	13,812	$24.60		$340
Vested	(10,527)	$19.57		$206
Canceled/Forfeited	(2,810)	$19.57		$55
Outstanding, September 30, 2025	15,544	$23.99	0.61	$414

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
The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the nine months ended September 30, 2025:

Weighted-average grant date fair value of PSUs granted	$28.22
Risk free rate	3.91%
Expected volatility	44.0%
Expected dividend yield	—%
The following table summarizes all PSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	56,764	$22.47	2.22	$—
Granted	41,724	$28.22		$—
Vested	—			$—
Canceled/Forfeited	—			$—
Outstanding, September 30, 2025	98,488	$24.91	1.89	$—
As of September 30, 2025, there was a total of approximately $1.6 million of unrecognized compensation cost related to the unvested portion of the PSUs which is expected to be recognized over the next 1.89 years.

14.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$5,784	$5,014	$15,826	$14,362
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,544	12,427	12,529	12,404
Denominator for diluted earnings per common share:
Weighted average common shares outstanding	12,544	12,427	12,529	12,404
Dilutive effect of stock-based compensation awards	141	99	150	107
Weighted average common shares outstanding - Diluted	12,685	12,526	12,679	12,511
Earnings per common share:
Basic	$0.46	$0.40	$1.26	$1.16
Diluted	$0.46	$0.40	$1.25	$1.15

The following table summarizes the actual number of stock-based compensation awards that were excluded from the determination of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	95,000	92,417	95,000	92,417
Restricted stock and RSUs	—	5,750	—	18,635
PSUs	43,154	—	43,154	—
	138,154	98,167	138,154	111,052

15.    Subsequent Events
On November 10, 2025, we announced that our Board of Directors declared a cash dividend of $0.11 per share to stockholders of record as of November 20, 2025 expected to be paid on December 3, 2025.
We have evaluated all events subsequent to the balance sheet date as of September 30, 2025, and through the date this report was issued and determined that there have been no other events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of the financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company”, “NGS”, “Natural Gas Services Group”, “we,” “us” or “our”) for the periods ended September 30, 2025, and 2024 are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” above.
All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended September 30, 2025, or 2024, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”
Overview
We rent, design, sell, install, service and maintain natural gas and electric compressors and related equipment for oil and gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers along with limited in-house assembly. Substantially all of our compressor assembly is done by third-party contractors while a limited level of assembly work remains in-house at our Tulsa, Oklahoma facility. We also provide an exchange and rebuild program for compressors and maintain an inventory of new and used compressors and parts to facilitate this business. Our primary focus is on the rental of natural gas and electric compressors. Our rental contracts generally provide for initial terms of 12 to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.
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
Operating Highlights
The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Rented horsepower (at period end)	526,015	475,534	526,015	475,534
Average rented horsepower	510,885	449,394	502,566	439,740
Fleet horsepower available (at period end):	625,686	579,699	625,686	579,699
Fleet horsepower available - average	609,286	547,428	605,023	538,407
Horsepower utilization (at period end)	84.1%	82.0%	84.1%	82.0%
Average horsepower utilization	83.8%	82.1%	83.1%	81.7%
Units utilized (at period end)	1,235	1,229	1,235	1,229
Fleet units (at period end):	1,891	1,909	1,891	1,909
Unit utilization (at period end)	65.3%	64.4%	65.3%	64.4%
Rental revenues	$41,502	$37,350	$119,992	$106,010
Total revenues	$43,401	$40,686	$126,166	$116,084
Rental revenues as a percent of total revenues	95.6%	91.8%	95.1%	91.3%
Of the total horsepower utilized as of September 30, 2025, 391,045 of horsepower was being rented under contracts expiring between 2025 and 2030 and 134,970 of horsepower was being rented on a month-to-month basis.

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

The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted Gross Margin with further detail by revenue classification for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenue	$43,401	$40,686	$126,166	$116,084
Cost of revenue, exclusive of depreciation and amortization	(17,573)	(17,794)	(51,859)	(51,077)
Depreciation allocable to cost of revenues	(9,151)	(7,956)	(26,563)	(22,464)
Gross margin	16,677	14,936	47,744	42,543
Depreciation allocable to cost of revenues	9,151	7,956	26,563	22,464
Adjusted gross margin	$25,828	$22,892	$74,307	$65,007

Adjusted gross margin by revenue classification:
Rental	$25,532	$22,908	$73,654	$64,226
Sales	23	(185)	(227)	159
Aftermarket services	273	169	880	622
Total adjusted gross margin	$25,828	$22,892	$74,307	$65,007

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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$5,784	$5,014	$15,826	$14,362
Interest expense	3,414	3,045	9,827	8,912
Income tax expense	1,779	1,383	4,858	4,156
Depreciation and amortization	9,249	8,086	26,854	22,878
Impairments	—	136	—	136
Inventory allowance	—	—	61	—
Retirement of rental equipment	—	—	728	5
Severance and restructuring charges	—	—	89	33
Stock-based compensation	612	522	1,550	1,038
Adjusted EBITDA	$20,838	$18,186	$59,793	$51,520

Results of Operations
Three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024.
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
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Rental revenue	$41,502	$37,350	$4,152	11.1%	$119,992	$106,010	$13,982	13.2%
Cost of rentals (excluding depreciation and amortization)	15,970	14,442	1,528	10.6%	46,338	41,784	4,554	10.9%
Rental adjusted gross margin	$25,532	$22,908	$2,624	11.5%	$73,654	$64,226	$9,428	14.7%
Rental adjusted gross margin percentage	61.5%	61.3%	0.2%		61.4%	60.6%	0.8%
Percent of total company revenues	95.6%	91.8%	3.8%		95.1%	91.3%	3.8%
Rented horsepower	526,015	475,534	50,481	10.6%	526,015	475,534	50,481	10.6%
Horsepower utilization	84.1%	82.0%	2.1%		84.1%	82.0%	2.1%
Units utilized	1,235	1,229	6	0.5%	1,235	1,229	6	0.5%
Units utilization	65.3%	64.4%	0.9%		65.3%	64.4%	0.9%
Rental revenue increased for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024 due primarily to an increase in rented horsepower and units despite a decrease in total customers. The increase in revenue reflects a continuing trend of growing demand for our large horsepower units (400 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. Our utilized horsepower increased during the third quarter of 2025 as compared to the prior year period which reflects the continued addition of large horsepower units to our fleet consistent with our emphasis on larger units over the past several years, as well as the retirement of certain older medium and small horsepower units from the fleet partially offset by the return of small horsepower units to the idle fleet by certain customers at the end of their lease terms. Through September 30, 2025, we placed into service a total of 229 newly set units, including 188 from our existing fleet and 41 new units. Of those unit sets, a total of 78 were large horsepower units and 41 of those were new units to the fleet.
The cost of rentals increased on an absolute basis due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. An expanding portion of our rented compressor units utilize our proprietary System Management and Recovery Technology (“SMART”) and telemetry software which reduces unplanned shutdowns and increases productivity. Despite inflationary pressure associated with our primary cost components, the SMART and telemetry technology allows us to streamline and manage our maintenance activities more efficiently and thereby mitigate the costs to a manageable extent. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the three and nine months ended September 30, 2025, compared to the comparable periods in 2024.

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
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressors, parts and equipment and repair/overhaul services for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Sales revenue	$471	$1,843	$(1,372)	(74.4)%	$3,148	$6,616	$(3,468)	(52.4)%
Cost of sales (excluding depreciation and amortization)	448	2,028	(1,580)	(77.9)%	3,375	6,457	(3,082)	(47.7)%
Sales adjusted gross margin	$23	$(185)	$208	NM	$(227)	$159	$(386)	NM
Sales adjusted gross margin percentage	4.9%	(10.0)%	14.9%		(7.2)%	2.4%	(9.6)%
Percent of total company revenues	1.1%	4.5%	(3.4)%		2.5%	5.7%	(3.2)%
Sales revenue declined for the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024. Sales are subject to fluctuations in the timing of industry activity related to our customers’ capital projects and, as such, can vary substantially between periods. Due to these circumstances as well as the costs of maintaining support facilities relative to revenues, we continue to shift our business away from sales of new compressor packages to renting our owned units to our customers. While the costs to support our sales revenues declined on an absolute basis, primarily reflecting a lower volume of business, the gross margins declined to negative values due primarily to indirect labor and fixed overhead costs that are not otherwise subject to capitalization at our assembly, repair and overhaul facilities, as well as severance and other continuing costs primarily at the location in Midland, Texas which we closed at the end of March 2025. Sales represented an insignificant portion of our gross margin in the three and nine months ended September 30, 2025, and 2024, respectively.

Aftermarket Service
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Aftermarket services revenue	$1,428	$1,493	$(65)	(4.4)%	$3,026	$3,458	$(432)	(12.5)%
Cost of aftermarket services (excluding depreciation and amortization)	1,155	1,324	(169)	(12.8)%	2,146	2,836	(690)	(24.3)%
Aftermarket services adjusted gross margin	$273	$169	$104	61.5%	$880	$622	$258	41.5%
Aftermarket services adjusted gross margin percentage	19.1%	11.3%	7.8%		29.1%	18.0%	11.1%
Percent of total company revenues	3.3%	3.7%	(0.4)%		2.4%	3.0%	(0.6)%
Third party aftermarket services revenues and costs declined for the three and nine months ended September 30, 2025, compared to the corresponding periods during 2024; however, the absolute gross margins and percentages both improved over the prior periods in 2024. The decline in revenue and costs is primarily attributable to a marginally lower volume of unit commissioning work performed during the 2025 periods compared to 2024 as well as the effect of lower freight costs. Aftermarket services represented an insignificant portion of our gross margin in the three and nine months ended September 30, 2025, and 2024, respectively.

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

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Primary selling, general and administrative expenses	$5,258	$4,937	$321	6.5%	$15,152	$14,143	$1,009	7.1%
Stock-based compensation - equity classified	612	522	90	17.2%	1,550	1,038	512	49.3%
Total	$5,870	$5,459	$411	7.5%	$16,702	$15,181	$1,521	10.0%
SG&A expenses as a percent of total revenues	13.5%	13.4%	0.1%		13.2%	13.1%	0.1%
SG&A expenses increased during the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024. In general, the increase in our total SG&A expenses reflects a higher level of cost to appropriately scale our administrative function. The increase in primary SG&A expenses during the three months ended September 30, 2025 as compared to 2024 reflects (i) higher information technology support costs of $0.3 million, (ii) higher occupancy and office costs of $0.2 million and (iii) higher salaries and benefits costs of $0.1 million which were partially offset by (i) lower credit loss expenses of $0.1 million and (ii) lower commissions of $0.2 million. The increase in primary SG&A expenses during the nine months ended September 30, 2025 as compared to 2024 was impacted by (i) higher information technology support costs of $0.7 million in support of our growth initiatives, (ii) higher salaries and benefits of $0.7 million reflecting support staff growth (iii) higher public company costs of $0.2 million and (iv) higher occupancy and office costs of $0.2 million. These increases were partially offset by (i) lower commissions of $0.6 million and (ii) lower credit loss expenses of $0.2 million. Our equity classified stock-based compensation increased during both periods in 2025 over 2024 due primarily to a higher mix of performance-based share unit awards, or PSUs, for our executive officers in the 2025 period. PSUs generally have a higher grant-date fair value than traditional restricted stock and restricted stock units.
Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Depreciation and amortization allocable to cost of revenues:
Rental	$9,024	$7,865	$1,159	14.7%	$26,218	$22,212	$4,006	18.0%
Sales	98	73	25	34.2%	283	213	70	32.9%
Aftermarket services	29	18	11	61.1%	62	39	23	59.0%
	9,151	7,956	1,195	15.0%	26,563	22,464	4,099	18.2%
Corporate depreciation	98	99	(1)	(1.0)%	291	317	(26)	(8.2)%
Intangible asset amortization	—	31	(31)	NM	—	97	(97)	NM
Total	$9,249	$8,086	$1,163	14.4%	$26,854	$22,878	$3,976	17.4%
Depreciation and amortization as a percent of total revenues	21.3%	19.9%	1.4%		21.3%	19.7%	1.6%
Depreciation and amortization expense increased for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, due primarily to depreciation expense associated with the high horsepower units placed in service during the second half of 2024 continuing through September 30, 2025. These higher horsepower unit additions, which began in earnest during 2023, are reflective of our strategic plans to concentrate our business development on these higher margin applications.

Impairments
We assess our long-lived assets for impairment on an annual basis or when indicators of impairment are present. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s carrying value.
The following table indicates the charges incurred for impairments for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Impairments	$—	$136	$(136)	NM	$—	$136	$(136)	NM
During the third quarter of 2024, we fully impaired certain information technology assets for which we terminated plans to develop and utilize the associated applications.
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
During three months ended March 31, 2025, we recorded a nominal increase to the allowance for obsolescence primarily attributable to the transfer of inventory that remains useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. All of the remaining inventory from the Midland, Texas facility that was subject to the allowance for obsolescence was written off during the three months ended March 31, 2025. As of September 30, 2025, we had an inventory obsolescence balance of $2.5 million as compared to $5.9 million as of December 31, 2024. Please see Note 4 (“Inventory”) to our Condensed Consolidated Financial Statements for additional information regarding the inventory allowance.
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
We retired certain small and medium horsepower compressor units during the nine months ended September 30, 2025 with only those units retired during the three months ended March 31, 2025 and 2024 having any remaining carrying value. Such retirements were minimal during the comparable periods during 2024.
Gain on the Sale of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, and other assets when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the sale of assets for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Gain on the disposition of assets, net	$46	$246	$(200)	NM	$224	$475	$(251)	NM
Gains recognized during the three and nine months ended September 30, 2025 and 2024 are primarily attributable to the sales of trucks after the completion of their useful lives.

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

The following table presents the components of our interest expense for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Interest on borrowings, finance leases and related fees	$3,821	$3,974	$(153)	(3.9)%	$10,813	$11,954	$(1,141)	(9.5)%
Amortization of debt issue costs	328	215	113	52.6%	838	530	308	58.1%
Capitalized interest	(735)	(1,144)	409	(35.8)%	(1,824)	(3,572)	1,748	(48.9)%
Total	$3,414	$3,045	$369	12.1%	$9,827	$8,912	$915	10.3%
Weighted-average interest rates on borrowings	7.08%	8.90%	(1.82)%		7.46%	8.97%	(1.51)%
Weighted-average outstanding borrowings	$202,129	$163,000	$39,129		$184,826	$167,095	$17,731
Interest expense increased for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, due primarily to the effect of $0.4 million and $1.7 million lower capitalized interest, respectively, due primarily to the volume and timing of the completion of certain compressor assembly projects in the 2025 periods. In addition, amortization of debt issue costs increased during the three and nine months ended September 30, 2025, as compared to the comparable periods in 2024 due primarily to the amortization of costs associated with certain amendments to the Credit Facility that took place in June of 2024 as well as the the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) that was completed in April 2025. While the average borrowings outstanding under our Credit Facility have increased during the three and nine months ended September 30, 2025, as compared to the comparable periods in 2024, we experienced lower average interest rates consistent with the Federal Reserve interest rate reductions implemented in the second halves of 2024 and 2025 as well as the lower interest rates attributable to the Fourth Amendment.
Other Income (Expense), net
This caption primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan as well as other credits, charges and scrap asset sales.
The following table indicates our other income (expense) for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Other income (expense), net	$222	$(15)	$237	NM	$325	$148	$177	NM
Other income (expense), net improved for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 due primarily to certain non-operating credits and scrap asset sales as well as unrealized gains attributable to our COLI policies associated with our deferred compensation plan.

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
The following table summarizes our income tax provision for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Income tax expense	$1,779	$1,383	$396	29%	$4,858	$4,156	$702	17%
Effective income tax rate	23.5%	21.6%	1.9%		23.5%	22.4%	1.1%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of certain expenses not being deductible for income tax purposes.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility. On April 18, 2025, we entered into the Fourth Amendment which provides us with up to $400.0 million in borrowing commitments with an additional $100.0 million at our request through an accordion feature. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. As of September 30, 2025, the borrowing base under the Credit Facility was $371.0 million with $208.0 million of borrowings outstanding leaving $163.0 million of availability under the Credit Facility.
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
Cash From Operating Activities. Our cash provided by operating activities was $49.1 million for the nine months ended September 30, 2025. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the nine months ended September 30, 2025, we borrowed $38.0 million, net of repayments, under the Credit Facility. The following table summarizes our borrowing activity under the Credit facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended September 30, 2025	$208,000	$202,129	$208,000	7.08%
Nine months ended September 30, 2025	$208,000	$184,826	$208,000	7.46%
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$49,062	$57,037
Net cash used in investing activities	(86,821)	(56,681)
Net cash (used in) provided by financing activities	35,617	(2,692)
Net decrease in cash and cash equivalents	$(2,142)	$(2,336)
Cash Flows from Operating Activities. Our cash flows from operating activities decreased by $8.0 million during the nine months ended September 30, 2025, as compared to the comparable period in 2024. From a broad perspective, cash flows declined in the 2025 period due primarily to the substantial progress made in the 2024 period for improving our processes for billings and collections from certain customers that had the effect of lowering our days sales outstanding (“DSO”) statistics for accounts receivable accounts. While these efforts have continued with favorable DSO performance into 2025, the timing effect was more beneficial during the 2024 period while the 2025 period reflects a more normalized cash operating cycle. In addition, we increased our maintenance parts inventory in the 2025 period in support of our growing fleet. These working capital uses were partially offset by growth in accounts payable and the favorable effects of higher realized margins attributable to growth in our high horsepower unit rentals.
Cash Flows from Investing Activities. For the nine months ended September 30, 2025, and 2024, we invested approximately $86.9 million and $57.4 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2025 and 2024 were $82.3 million and $54.7 million in new equipment to our rental fleet and $4.7 million and $2.7 million in other property and equipment, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the year.
Cash Flows from Financing Activities. During the nine months ended September 30, 2025 we had net borrowings of $38.0 million and for the nine months ended September 30, 2024, we had net repayments of $1.0 million under the Credit Facility. We paid debt issuance costs that were $0.3 million higher in connection with the Fourth Amendment in the 2025 period as compared to the costs for amendments to the Credit Facility in 2024. The 2025 period includes a payment of $1.3 million for our first common stock dividend.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	September 30,	December 31,
	2025	2024
Credit facility borrowings	$208,000	$170,000
Total stockholders’ equity	271,421	255,057
Total capitalization	$479,421	$425,057
Debt as a percent of total capitalization	43.4%	40.0%

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

As of September 30, 2025 we had $208.0 million outstanding under our Credit Facility with a weighted average interest rate of 7.04%. As of September 30, 2025, we had approximately $163.0 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of September 30, 2025, we were in compliance with all financial covenants in our Credit Facility.

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
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2025, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

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
Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.   Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

10.1
Transition and Mutual Separation Agreement between Natural Gas Services Group, Inc. and Brian L. Tucker dated August 8, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on August 11, 2025).

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
NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ Ian M. Eckert
Justin C. Jacobs	Ian M. Eckert
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

November 10, 2025	November 10, 2025