Form 10-K
period 2025-12-31
NATURAL GAS SERVICES GROUP INC
filed 2026-03-16
CIK 1084991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from________________________to__________________________
Commission file number: 1-31398

NATURAL GAS SERVICES GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado		75-2811855
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
601 State Street, Suite 400, Southlake, Texas		76092
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:		(432) 262-2700
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	NGS	New York Stock Exchange
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
Yes ☐                  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, was approximately $181.9 million based on the closing price of the common stock on that date on the New York Stock Exchange.
At March 13, 2026, there were 12,587,628 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on June 5, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information pertaining to us, our industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “guidance,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, the following factors and the other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K:
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
•fluctuations in interest rates;
•our ability to make dividends, distributions and share repurchases;
•changes in regulation or prohibition of new well or current completion techniques;
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
•cybersecurity threats, including increased use of artificial intelligence and other emerging technologies;
•capacity availability, costs and performance of our outsourced compressor fabrication providers and overall inflationary pressures;
•impacts of world events, such as acts of terrorism, the conflicts in Iran, Ukraine, Venezuela and in the greater Middle East, and significant economic disruptions and adverse consequences resulting from possible long-term effects of potential pandemics and other public health crises; and
•general economic conditions.
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
“compressor” – In the energy industry, a compressor is utilized to facilitate a mechanical process to increase the pressure of natural gas by reducing its volume so that it can be transported through gathering and pipeline systems, injected into a reservoir for storage or injected into a well to enhance the recovery of petroleum products, among other applications. Various forms of compressors are used in the energy industry including reciprocating and screw types, among others. Compressors can be powered by natural gas from the wellhead or electricity from a power grid.
“gas lift” – A production technique whereby natural gas is injected into a well to increase/improve the oil production.
“horsepower” – A unit of measurement for the power produced by an engine in a compressor unit. Horsepower is calculated by multiplying the amount of force (in pounds) by the speed (in feet per second). One horsepower is equivalent to the power necessary to move 550 pounds one foot in one second. We classify our compressor units as large, medium or small based on their horsepower. Our large horsepower compressor units are 400 horsepower or more, medium horsepower units are 200 to 399 horsepower and small horsepower units are below 200 horsepower.
“HPGL” – High pressure gas lift.
“LNG” – Liquified natural gas.
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
Today, we are a premier provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, install, service and maintain natural gas engine and electric motor drive compressors for oil and gas production and processing facilities. We also provide aftermarket services in the form of call-out services on customer-owned equipment as well as commissioning of new units for customers. We are headquartered in Southlake, Texas, with administrative offices in Midland, Texas, an engineering facility located in Tulsa, Oklahoma and service facilities located in several major oil and gas producing basins in the U.S.
Our primary business and source of revenue and gross profit is derived from the rental of natural gas engine and electric motor drive compressor units for applications associated with oil and gas production with a focus on large and medium horsepower applications. Our customers, specifically for large and medium horsepower units, are exploration and production (“E&P”) companies that utilize our compressor units for artificial lift, or “gas lift,” applications (i.e., production enhancement enabled with high-pressure gas compression equipment) in unconventional oil wells on single and multi-well pads. In addition, our customer base includes oil and gas E&P companies that focus primarily on natural gas production (with typically smaller horsepower applications). Our largest rental area is the Permian Basin (78 percent of rental revenues in 2025), with the majority of our remaining rental revenue generated in other oil and gas producing regions and basins in Texas, New Mexico and Ohio, including the San Juan Basin, the Utica and Marcellus Shales in Ohio, the Texas Panhandle, the Barnett Shale, and the Eagle Ford Shale. Other regions and plays in which we provide services include central and western Oklahoma and the Antrim Shale in Michigan.
Recent Developments
In April 2025, we secured an amendment to our senior secured revolving credit agreement, as amended (the “Credit Facility”) to (i) increase our total commitment to $400.0 million, (ii) expand the accordion feature to $100.0 million, (iii) reduce interest rates at comparable leverage levels and (iv) provide for a more flexible leverage covenant. See Note 10 (“Long-Term Debt”) to our Consolidated Financial Statements.
Throughout 2025, we expanded our fleet horsepower by approximately 11 percent to approximately 663,000 horsepower primarily from the addition of 70 new large (over 400 horsepower) compressor units. This increase in fleet horsepower contributed substantially to a 14 percent increase in rental revenues to approximately $164 million.
We initiated a common stock dividend during the third quarter of 2025 for $0.10 per share and increased it to $0.11 per share for the fourth quarter of 2025 and first quarter of 2026. See Note 14 (“Stockholders’ Equity”) and Note 19 (“Subsequent Events”) to our Consolidated Financial Statements.
We initiated efforts to market certain non-essential real estate properties including our former assembly facility in Midland, Texas (the “Midland Facility”) in the second quarter of 2025 and our former corporate headquarters facility, also in Midland, Texas (the “Former Headquarters Property”), in February 2026. See Note 5 (“Assets Held for Sale and Restructuring Activities”), Note 7 (“Property and Equipment”) and Note 19 (“Subsequent Events”) to our Consolidated Financial Statements.
In January 2026, we received over $12 million, including interest, representing a substantial portion of federal income tax refunds that were due to us since 2020. See Note 11 (“Income Taxes”) to our Consolidated Financial Statements.
Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our operations.

Our Operating Units
We identify our operating units based upon major revenue sources as (i) Rental, (ii) Sales and (iii) Aftermarket Services.
Rental.  Our rental compression units provide large, medium and small horsepower applications for conventional and unconventional oil and gas production. Our rental contracts generally provide for initial terms ranging from 12 to 60 months and generally extend on a month-to-month basis thereafter. We believe that by outsourcing their compression needs, our customers are able to increase their revenues by producing higher volumes of oil and gas due to higher equipment run time, decrease their operating and maintenance cost of operating compression, lower their capital investment needs and more efficiently meet their changing compression needs. We maintain and service all of the compression equipment that we rent to our customers.
The size, type and geographic dispersion of our rental fleet enables us to provide our customers with a range of compression units that can serve a wide variety of applications, and to select the correct equipment for the job, rather than the customer trying to fit the job to its own equipment. We base our compressor rental rates on several factors, including the cost and size of the equipment, the type and complexity of service desired by the customer, the length of contract and the inclusion of any other services desired, such as installation, transportation and daily operation. In addition, certain of our contracts include surcharges for oil and filters as well as insurance where applicable.
As of December 31, 2025, we had 1,914 compressors in our rental fleet totaling 662,542 horsepower. Of this total, we had 1,245 compressors totaling 562,676 horsepower rented to customers. Approximately three percent of our compressor fleet, representing approximately four percent of our available horsepower is electric powered. The unit utilization rate of our rental fleet as of December 31, 2025, was 65.0 percent, while our horsepower utilization for the same period was 84.9 percent. During 2025, we placed into service 434 unit sets, including 364 from our existing fleet and 70 new units, with a total of 172,428 horsepower. A total of 126 of those units, including 70 new units, were 400 horsepower or larger, representing approximately 68.7 percent of the total horsepower set. This activity resulted in a 280 basis point increase in our horsepower utilization from 82.1 percent at the end of 2024 to 84.9 percent at the end of 2025.
Sales.  We design and engineer compressor components manufactured by OEM suppliers. In order to provide customer support, we also stock varying levels of replacement parts at our Tulsa, Oklahoma facility and our field service locations.
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
•Improve asset utilization. We believe we can improve the overall cash flow of the business by increasing utilization of the existing fleet as well as monetizing non-cash assets. We have unutilized units—we will review these assets to determine where relatively low-cost capital expenditures can improve the marketability and cash flow potential of the units. We also have a significant amount of capital tied up in non-cash assets (including inventory and other fixed assets, primarily real property) that we believe can be monetized and invested back in the fleet at or above target levels of return on invested capital.
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
•Execute accretive mergers and acquisitions. We believe there are opportunities in mergers and acquisitions. While there is no certainty as to the probability of any particular deal, we will continue to evaluate potential acquisitions, joint ventures and other opportunities that could enhance value for our shareholders.
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
Industry Overview and Outlook
The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels of E&P companies and pricing of oil and gas.
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
Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short term price volatility remains a factor due to geopolitical influences and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian basin and the Utica and Marcellus Shales.
We will continue to evaluate our business and operating strategy and we will continue to remain prudent in both our allocation of capital and our capital structure. Nevertheless, if any of these circumstances change significantly, our business could be adversely affected. Please read Item 1A., “Risk Factors,” in this report.

Customers
As of December 31, 2025, we had approximately 60 customers for our compressor rental fleet. Our customer base includes oil and gas E&P and operating companies of various sizes ranging from domestic affiliates of certain of the internationally-recognized majors to domestic and regional operators. During the years ended December 31, 2025, 2024 and 2023 our revenues from Occidental Permian, LTD. (“Oxy”) and Devon Energy Corporation (“Devon”) amounted to 59 percent, 59 percent and 52 percent of our revenue on a combined basis, respectively. No other single customer accounted for more than 10 percent of our revenues during 2025, 2024 or 2023. Oxy and Devon amounted to 62 percent of our accounts receivable as of December 31, 2025, and 60 percent of our accounts receivable as of December 31, 2024. No other customers amounted to more than 10 percent of our accounts receivable as of December 31, 2025 or 2024. The loss of these key customers would have a material adverse effect on our business, results of operations, financial condition and cash flows, depending upon the demand for our compressors at the time of such loss and our ability to attract new customers.
Sales and Marketing
Our sales force pursues the rental and sales market for compressors and other services in their respective territories. Additionally, our personnel coordinate with each other to develop relationships with customers who operate in multiple regions. Our sales and marketing strategy is focused on communication with current customers and potential customers through frequent direct contact, technical assistance, print literature, direct mail and referrals. Our sales and marketing personnel coordinate with our operations personnel in order to promptly respond to and address customer needs. Our overall sales and marketing efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service and support, installation, operations assembly and enhanced product design.
Competition
The compression services business is highly competitive. We have several competitors in the compression industry, some of which have greater financial resources. We believe that we compete effectively on the basis of compression unit availability, customer service, flexibility in meeting customer needs, and quality and reliability of our compressors and related services as well as price.
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
Intellectual Property
We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing research, design and development activities, we may seek patents when appropriate on inventions concerning new products, processes and product improvements. We maintain confidentiality and proprietary information agreements with our executive officers and certain key, senior employees.
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
The Inflation Reduction Act of 2022 (the “IRA 2022”) imposed a methane emissions charge on certain oil and gas facilities, including onshore petroleum and natural gas production facilities, which emit 25,000 metric tons or more of carbon dioxide equivalent gas per year and exceed certain emissions thresholds. We do not operate any facilities that are subject to this emissions charge. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law which, among other things, postpones the EPA’s imposition of the recent methane waste emissions charge to 2034. In May 2024, the U.S. Environmental Protection Agency (“EPA”) finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas systems. Among other things, the final rule (the “Subpart W Revisions Rule”) expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions and Waste Reduction Incentive Program in the IRA 2022, and the Subpart W Revisions Rule may result in an increase in reported methane and other GHG emissions under Subpart W for many operators. The Subpart W Revisions Rule took effect in January 2025. However, in September 2025, the EPA proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories and suspend program obligations for some sources subject to Subpart W until 2034.
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
Other energy legislation and initiatives could include a carbon tax, methane fee or cap and trade program. At the state level, many states, including the states in which we or our customers conduct operations, have adopted legal requirements that have imposed new or more stringent permitting, disclosure or well construction requirements on oil and gas activities. For instance, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, in January 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conservation Commission) adopted final rules that apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions intensity targets for oil and gas operators. Likewise, the New Mexico Environment Department has adopted regulations to restrict the venting or flaring of methane.
At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom that resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with these pacts, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. On January 20, 2025, the current administration issued an Executive Order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. Additionally, on January 7, 2026, the current administration announced the formal withdrawal of the United States from the United Nations Framework Convention on Climate Change in a presidential memorandum. However, various state and local governments in the U.S. have publicly committed to furthering the goals of the Paris Agreement and many of these efforts at the local, state and international levels are expected to continue. Any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our compressors could require us to incur costs to reduce emissions associated with our operations.
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
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and gas sector or otherwise restrict the areas in which this sector may produce oil and gas or generate GHG emissions could result in increased costs of compliance or additional operating restrictions or reduced demand for our compressor products and services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the current administration signed an executive order declaring a national energy emergency in the hopes of reducing regulatory costs in the oil and gas industry.
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
To the extent that new laws or other governmental actions restrict the energy industry or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, we could be adversely affected. The current administration has signaled its interest in rescinding or nullifying regulations which financially adversely impact the oil and gas industry, although the extent of any such changes is unclear at this time. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
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
In 2012, the EPA finalized rules that establish new air emission controls for oil and gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards (“NSPS”) to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and gas production and processing activities. The rules established specific new requirements regarding emissions from compressors and controls at natural gas processing plants, dehydrators, storage tanks and other production equipment as well as the first federal air standards for natural gas wells that are hydraulically fractured. The EPA has taken a number of steps to amend or expand on these regulations since 2012. For example, in June 2016, the EPA published NSPS that require certain new, modified or reconstructed facilities in the oil and gas sector to reduce methane gas and VOC emissions. These standards expanded the 2012 standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. The OBBBA which, among other things, postpones the EPA’s imposition of the recent methane waste emissions charge to 2034, lowers royalties on federal onshore oil and gas leases, and repeals a royalty imposed on waste methane produced from federal oil and gas leases. On July 29, 2025, the EPA issued an interim final rule extending several compliance deadlines associated with the 2024 New Source Performance Standards (“NSPS OOOOb”) and Emissions Guidelines (“EG OOOOc”) for the oil and gas industry. NSPS OOOOb and EG OOOOc were published in March 2024 and took effect in May 2024. The EPA announced its intention to reconsider NSPS OOOOb and EG OOOOc in March 2025. On July 29, 2025, the EPA released a pre-publication proposed rule which would rescind the EPA’s 2009 final rule under the CAA finding that GHGs endanger the public health and welfare of current and future generations and that emissions of GHGs from new motor vehicles contribute to GHG pollution that threatens the public health and welfare. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution). Reporting for petroleum and natural gas systems under the Greenhouse Gas Reporting Program would be deferred until 2034 under the proposal. As a result, there remains considerable uncertainty surrounding regulation of GHG and methane emissions from oil and gas operations.
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
Human Capital
As of December 31, 2025, we had 259 total employees, none of which were represented by a labor union. A total of 63 corporate and operations employees were based at our Midland, Texas and Southlake, Texas administrative and executive office locations while the remaining 196 employees were deployed to our operating facilities throughout our operating regions in five states. We believe that we have good relations with our employees.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees into our company. We offer competitive and comprehensive compensation and benefits including: (i) a 401(k) plan with employer matching contributions, (ii) medical, dental and vision care insurance benefits, (iii) health savings and flexible spending accounts and (iv) paid time off, among others. We also provide cash and equity incentive plans in order to attract, retain and reward our employees through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve well-defined short- and long-term business goals. The Compensation Committee of our Board of Directors is responsible for designing and administering executive compensation programs for our executive officers.
We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of an individual’s qualifications and our business needs. As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Ethics and Business Conduct, and compliance trainings.
We are committed to maintaining a healthy, safe and secure work environment that protects our employees, contractors, business partners, customers and visitors to our facilities. We comply with applicable health, safety, and environmental laws as well as our internal policies and procedures. Safety is a core value to us and safety performance is a key metric that is included in the incentive compensation of certain employees, including our executive officers. We actively promote high standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local, state and federal regulations.
Available Information
We use our website as a channel of distribution for Company information. We make available free of charge on the Investor Relations section of our website (www.ngsgi.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. We also make available through our website other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the Exchange Act including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Ethics and Business Conduct and the charters to our various Committees of our Board of Directors. Paper copies of our filings are also available, without charge upon written request. Please mail requests to Natural Gas Services Group, Inc., 601 State Street, Suite 400, Southlake, TX 79701. The information contained on our website is not part of this Report.

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
•the ability of OPEC, Russia, national oil companies and other large producers to set and maintain production levels and prices for crude oil;
•political conditions in or affecting oil and gas producing countries;
•terrorist activities affecting traditional supply routes and other possible terrorist activities in the U.S. and elsewhere;
•the cost of developing alternative energy sources;
•environmental regulation; and
•tax policies.
The rental contracts of many of our compressor units have a short-term duration, and oil and gas companies tend to respond quickly to upward or downward changes in prices. Any prolonged reduction in drilling and production activities has historically eroded both rental pricing and utilization rates for our compression equipment and services and adversely affected our financial results. As a result of any such prolonged reductions, we may suffer losses, be unable to make necessary capital expenditures or be unable to meet our financial obligations.
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
The U.S. economy has experienced elevated levels of inflation since early 2022. While such levels of inflation have moderated somewhat, inflation pressure continues and uncertainty remains regarding expectations of inflation into the future. Should inflationary pressures continue or increase, the result will be an increase in our cost structure, including labor costs, parts costs, lubricants and other items used in our operations. If such cost increases occur, we may be unable to pass along such increases to our customers in the form of higher rental rates for our compressor units. Increases in inflation could also increase the costs of new compressor units, making them less attractive and decreasing the demand from our customers for such assets. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. Should any of these items occur, they could negatively impact our results of operations, financial condition and cash flows.
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
Our assembly and maintenance operations are significantly affected by stringent and complex federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. In these operations, we generate and manage hazardous wastes such as solvents, thinner, waste paint, waste oil, wash down wastes, and sandblast material. We attempt to use generally accepted operating and disposal practices and, with respect to acquisitions, will attempt to identify and assess whether there is any environmental risk before completing an acquisition. Based on the nature of the industry, however, hydrocarbons or other wastes may have been disposed of or released on or under properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. The waste on these properties may be subject to federal or state environmental laws that could require us to remove the waste or remediate sites where they have been released. We could be exposed to liability for cleanup costs, natural resource and other damages as a result of our conduct or the conduct of, or conditions caused by, prior owners, lessees or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If current existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.
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

Federal and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting GHG emissions. Compliance with climate action regulations applicable to our customers’ operations may have significant implications that could adversely affect our business and operating results in the fossil fuel sectors, and boosting demand for technologies contributing to the climate action agenda.
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
The length of our compressor rental agreements with our customers varies based on customer needs, equipment configurations and geographic area. In certain cases, under currently prevailing rental rates, the initial rental periods are not long enough to enable us to fully recoup the average cost of acquiring or assembling the equipment. On a unit basis, of the 1,245 compressors rented at December 31, 2025, 491 were rented on a month-to-month basis. On a horsepower basis, of the 562,676 total rented horsepower, we had 98,539 of that total rented on a month-to-month basis, with the remainder on contracts expiring between 2026 and 2030. We have limited ability to increase prices during our initial contract terms. As a result, we are unable to pass unexpected increases in the prices of the equipment, materials and services we utilize to provide contract operations services, as a result of inflation of otherwise, onto our customers, which could result in a negative impact on our results of operations, financial condition and cash flows. Given the volatility of the oil and gas market, we cannot be certain that a substantial number of our customers will continue their rental agreements or that, if such agreements were terminated we will be able to re-rent the equipment to new customers or that any re-rentals would be at comparable rental rates. The inability to timely renegotiate or re-rent a substantial portion of our compressor rental fleet could have a material adverse effect upon our business, financial condition, results of operations and cash flows.
We depend on particular suppliers and are vulnerable to product shortages and price increases.
In recent years, we have transitioned from in-house assembly of compressors, and we now purchase the majority of our compressors from third-party assemblers and suppliers. If we are unable to purchase compression equipment or other integral equipment, materials and services from third party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our reliance on these suppliers involves several risks, including price increases (as a result of inflation or otherwise), quality issues and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we may experience long lead times from our suppliers of compression equipment, which may negatively impact our ability to deliver compressors to our customers in a timely manner. If we are unable to meet the demands of our customers, our existing customers may terminate their contractual relationships with us or curtail future orders, or we may not be able to compete for business from new customers, which, in either case, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, supply chain issues could adversely affect our ability to obtain necessary materials, parts or lubricants used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services as a result of inflation, or other factors, could have a negative impact on our business, results of operations, financial condition and cash flows.
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
A significant amount of our revenues and accounts receivable are related to two customers and a loss of these customers or other current customers could adversely affect our results of operations.
Our business is dependent not only on securing new customers but also on maintaining current customers. We had two customers that accounted for an aggregate of approximately 59 percent of our revenue for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, these same customers accounted for an aggregate of 62 percent of our accounts receivable. Unless we are able to retain our existing customers, or secure new customers if we lose one or more of our significant customers, our revenue and results of operations would be adversely affected. In addition, the default on payments by our significant customer or other important customers would negatively impact our cash flows and current assets.
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
In keeping with our streamlined approach to our business, our executive management team consists of two executive officers: our (i) Chief Executive Officer and (ii) Chief Financial Officer. In addition, we employ three vice presidents on our management team to lead and direct (i) operations, (ii) technical services and (iii) safety and maintenance, respectively. While we do have employment agreements with our two executive officers, the loss of any of our executive officers or other key employees could have an adverse impact on our business. We do not carry any key-person insurance on any of our officers or directors.
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
We have a Credit Facility, with a total commitment of $400.0 million. We also have a right to request from the lender, an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. As of December 31, 2025, our borrowing base under the Credit Facility was approximately $400.0 million, with $230.0 million of borrowings outstanding leaving approximately $170.0 million available for future borrowing.

During 2026, the amount we will spend on capital expenditures related to compression equipment will be determined primarily by the activity of our customers, our financial resources and access to capital. The amount and timing of any capital expenditures may vary depending on a variety of factors, including the level of activity in the oil and gas exploration and production industry and the presence of alternative uses for our capital, including any acquisitions that we may pursue. In addition, although a significant portion of the value of a new compressor increases our borrowing base under our Credit Facility once it has been fully constructed and put into service, we generally have an approximate lag of nine to 12 months between borrowing money under the Credit Facility to fund progress payments to build a compressor unit and the time it becomes eligible for inclusion in our borrowing base. This lag can reduce the amount of future borrowings available for working capital purposes and new compressor unit acquisition until the unit is placed into service.
During the past year, we funded our capital expenditures through cash flows from operating activities and borrowings under the Credit Facility. Although we believe that cash on hand, cash flows from operating activities and borrowing under our Credit Facility will provide us with sufficient cash to fund our planned capital expenditures for 2026, we cannot provide assurance that these sources will be sufficient considering the factors and limitations noted above.
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
During 2025, we increased the borrowing commitment of the Credit Facility from $300 million to $400 million and we have the right to request an increase in the potential commitment by $100 million (subject to borrowing base limitation and customary covenants). As of December 31, 2025, we had $230 million of borrowings outstanding under the Credit Facility and anticipate additional borrowing under the Credit Facility during 2026. Should we utilize our full debt capacity, growth beyond that point could be impacted. As a result of our indebtedness at any given point in time, we might not have the ability to incur any substantial additional indebtedness. The level of our indebtedness could have several important effects on our future operations, including:
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
Our Credit Facility contains covenants that limit our operating and financial flexibility and, if breached, could expose us to severe remedial provisions.
Under the terms of our current Credit Facility, we must:
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
Our Credit Facility contains a variable interest rate and increases to such rate may increase our borrowing cost.
The interest expense charged on our outstanding borrowings under the Credit Facility is based upon a variable rate which fluctuates as interest rates change. Changes in macroeconomic conditions outside of our control could result in a higher interest rate being charged on our outstanding borrowings and an increase in the overall interest costs charged. This could have an adverse impact on our operations, our free cash flow and our ability to invest in future growth.
If we fail to acquire or successfully integrate additional businesses, our growth may be limited and our results of operations may suffer.
As part of our business strategy, we evaluate potential acquisitions of other businesses and assets. However, there can be no assurance that we will be successful in consummating any such acquisitions. The successful acquisition of businesses or assets will depend on various factors, including, but not limited to, our ability to obtain financing and the competitive environment for acquisitions. In addition, we may not be able to successfully integrate any businesses or assets that we acquire in the future. The integration of acquired businesses is likely to be complex and time-consuming, place a significant strain on management and may disrupt our business. We also may be adversely impacted by any unknown liabilities of acquired businesses, including environmental liabilities. We may encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.
Failure to effectively manage our business and growth could adversely affect our operating results and our internal controls.
In 2025, we had significant growth in our revenue and operations. Our strategy envisions the continued expansion and growth of our business, subject to the demand for oil and gas and the impact of the other risks set forth in this risk factor section and elsewhere in this Annual Report on Form 10-K. Continued rapid growth will likely challenge and place a strain on our management systems and resources if we are unable to timely adapt and expand such systems and resources. Many of our ongoing reporting functions rely on data capture and recording using manual entry of transaction data. In order to efficiently and effectively manage our planned growth, we will need to continue to analyze and upgrade our use of information technology (“IT”), including our enterprise resource planning and other operating systems and this will likely require future capital investment. We must continue to refine and expand our business capabilities, our workforce, our systems and processes, and our access to financing sources. As we continue to grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:
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

Our rental and sales agreements provide for varying forms of indemnification from our customers and in most cases may require us to indemnify our customers. Under some of our rental and sales agreements, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property. However, in certain rental and sales agreements we assume liability for damage to our customer’s property as well as the property of certain other third parties on the site resulting from our negligence. Since our products are used in production applications in the energy industry, expenses and liabilities in connection with accidents involving our products and services could be extensive and may exceed our insurance coverage.
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
The trading price of our common stock and the price at which we may sell securities in the future are subject to substantial fluctuations in response to various factors, including our ability to successfully accomplish our business strategy, changes in our dividend policy or share repurchase program, the trading volume of our stock, changes in governmental regulations, actual or anticipated variations in our quarterly or annual financial results, our involvement in litigation, general market conditions, the prices of oil and gas, announcements by us and our competitors, our liquidity, our ability to raise additional funds, and other events such as those discussed in the factors above.

Future sales of our common stock could adversely affect our stock price.
Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, may lower our stock price or make it difficult for us to raise additional equity capital in the future. According to filings made with the SEC through March 13, 2026, an aggregate of approximately 23 percent of the outstanding shares of our common stock are owned by four institutional investors, each of which owns more than five percent of our outstanding shares as of the date of their respective filings. Potential sales of large amounts of these shares in a short period of time by one or more of these significant investors could have a negative impact on our stock price. In addition, potential sales of our common stock by our directors and officers, who beneficially own approximately three percent of the outstanding shares of our common stock as of March 13, 2026, and because of the negative perception of sales by insiders, could also have a negative impact on our stock price.
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
The declaration of dividends and any repurchases of our common stock are each within the discretion of our Board of Directors based upon a review of relevant considerations, and there is no guarantee that we will pay any dividends on or repurchase shares of our common stock in the future or at levels anticipated by our stockholders.
Dividends, whether fixed or variable, and stock repurchases are authorized and determined by our Board of Directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements and future prospects, restrictions in our Credit Facility, as well as such other factors deemed relevant by our Board of Directors. In 2025, our Board of Directors authorized a stock repurchase program of $6 million of our outstanding common stock. However, this stock repurchase program may be suspended from time to time, modified, extended or discontinued by our Board of Directors at any time. Similarly, any dividends, whether fixed or variable, we may declare in the future will be determined by our Board of Directors in its sole discretion. Any elimination of, or downward revision in, our stock repurchase program or dividend policy could have an adverse effect on the market price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Information Technology and Cybersecurity Risks.
Our IT systems and digital technology has been an important part of our operations and our ability to compete successfully. We rely on IT systems, cloud-based enterprise resource planning (“ERP”) platforms and mobile applications to support our operations, including financial systems and field service tools in support of compression services. We continue to invest in technology solutions to improve inefficient systems, to streamline and automate workflows and to provide digital and mobile applications for our field service personnel. We are committed to maintaining robust cybersecurity measures, continuously evaluating and updating our cybersecurity practices, and being prepared to respond to and recover from cybersecurity incidents. Similar to other companies in the energy services industry, we are exposed to cybersecurity risks, including unauthorized access, phishing attempts, malware, ransomware and other incidents that could disrupt our operations. There can be no assurance that our efforts will prevent or mitigate all cybersecurity events, which, if realized, could have a material impact on our operations and financial results. See Part I, Item 1A “Risk Factors” of this Report for additional information.
Cybersecurity Incidents
We have not experienced any material cybersecurity incidents nor have we identified risks from known threats that could likely materially impact our operations or financial results.
Management of Cybersecurity Risk
To manage these risks, we maintain a cybersecurity program designed to help identify, assess and respond to cybersecurity threats. The program includes monitoring of information systems, access controls, endpoint protection, vulnerability management and specific incident procedures as described below. We utilize artificial intelligence-driven cybersecurity technologies to monitor and detect potential threats across our systems. These tools include email security and threat detection capabilities designed to identify phishing and other malicious email activity. In addition, we have mobile device management controls for company-issued mobile devices. We also maintain policies and procedures intended to address cybersecurity risks associated with third-party service providers and vendors that support our operations. These processes include evaluating security practices when onboarding certain vendors and monitoring technology environments used by the Company. Furthermore, our employees participate in mandatory cybersecurity awareness and training activities intended to reduce risks associated with phishing and other forms of social engineering.
As referenced above, we also maintain a Cybersecurity Incident Response Plan (“Incident Response Plan”) which outlines how we identify, manage and respond to cybersecurity risks and incidents. The Incident Response Plan contains the following elements:
•Incident Identification and Reporting – outlines the steps used to promptly identify cybersecurity risks and incidents and report those through appropriate means;
•Incident Assessment – after collecting information about a potential risk, threat or incident, a protocol has been developed and outlined that will allow a cross-functional team to complete an assessment;
•Incident Containment – provides for actions to be taken to isolate and attempt to contain and minimize any potential threat;
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
Governance
Cybersecurity risk management is overseen by our senior leadership as part of its broader enterprise risk management processes. Our Vice President, Information Technology (“VP-IT”) is responsible for overseeing cybersecurity operations, including monitoring security risks, maintaining security technologies and coordinating responses to cybersecurity incidents. Our VP-IT is responsible for reporting material incidents to our Chief Executive Officer, who in turn will report to the Chairman of the Board of Directors. Our VP-IT has over 25 years of experience spanning programming, architecture, applications development and IT management. Our Board of Directors provides oversight of our risks and is assisted by our senior leadership in the exercise of these responsibilities.

ITEM 2.    PROPERTIES
The table below describes the material facilities that we owned or leased as of December 31, 2025:

Location (1)	Status	Square Feet	Uses
Tulsa, Oklahoma	Owned and Leased	91,780	Compressor assembly, rental and services
Lewiston, Michigan	Owned	15,360	Parts and service center
Midland, Texas	Leased	12,800	Administrative office
Midland, Texas	Leased	9,340	Parts and service center
Pecos, Texas	Leased	7,500	Parts and service center
Bloomfield, New Mexico	Owned	7,000	Parts and service center
Southlake, Texas	Leased	6,940	Headquarters and Executive office
Godley, Texas	Leased	5,000	Parts and service center
Bridgeport, Texas	Leased	4,500	Parts and service center
Odessa, Texas	Owned	4,100	Parts and service center
Carlsbad, New Mexico	Leased	4,000	Parts and service center
Carrollton, Ohio	Leased	2,600	Parts and service center
Wheeler, Texas	Leased	2,160	Parts and service center
Our corporate headquarters and executive office is located at 601 State Street, Suite 400, Southlake, Texas 76092 and our main office telephone number is (432) 262-2700.
(1)    The above table excludes our former fabrication and corporate headquarters facilities in Midland, Texas for which we began efforts to market for sale in the second quarter of 2025 and first quarter of 2026, respectively. See Note 5 (“Assets Held for Sale and Restructuring Activities”), Note 7 (“Property and Equipment”) and Note 19 (“Subsequent Events”) to our Consolidated Financial Statements. Also excludes certain properties that are leased for temporary housing of our operations personnel in certain of our more remote operating regions.
We believe that our properties are generally well maintained and in good condition and adequate for our operating and administrative purposes.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are a party to various legal proceedings in the ordinary course of our business. While management is unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from these actions will not have a material effect on our financial position, results of operations or cash flows. We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any material threatened litigation.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the New York Stock Exchange under the symbol “NGS.” As of December 31, 2025, as reflected by our transfer agent records, we had seven record holders of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. On March 13, 2026, the last reported sale price of our common stock as reported by the New York Stock Exchange was $35.59 per share.
Dividends
On February 9, 2026, we announced that our Board of Directors declared a cash dividend of $0.11 per share to stockholders of record as of February 18, 2026. The dividend was paid on March 4, 2026 for a total of $1.4 million. We currently anticipate continuing the payment of quarterly cash dividends. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors which our Board of Directors may deem relevant. Our Credit Facility agreement also contains restrictions on our paying dividends under certain circumstances.
Equity Compensation Plans
For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10–K.
Sale of Unregistered Securities and Issuer Repurchases
None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
On August 8, 2025, our Board of Directors approved a share repurchase program (the “Repurchase Plan”). The Repurchase Plan provides for the repurchase of shares of our common stock from time to time in the open market as conditions, cash reserves, cash flows and the evaluation of uses of cash for operations, growth and share repurchase may allow. The Repurchase Plan is limited to $6 million and expires on August 6, 2027. There were no share repurchases during 2025.
ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations for each of the years ended December 31, 2025 and 2024 are based on, and should be read in conjunction with, our audited Consolidated Financial Statements and the related notes included elsewhere in this 2025 Annual Report on Form 10-K. For a discussion and analysis of changes from 2023 to 2024 and other financial information related to prior periods, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” on page i and Part I, Item 1A. “Risk Factors” in this Report.
All dollar amounts included in the tables that follow are presented in thousands unless otherwise indicated. Certain variances presented as changes in year over year amounts that represent results that are not meaningful are indicated as “NM.”
Overview
We rent, design, install, service and maintain natural gas and electric compressors and related equipment for oil and gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers. Substantially all of our compressor assembly is done by third-party contractors while a limited level of assembly work remains in-house at our Tulsa, Oklahoma facility. Our primary focus is on the rental of natural gas engine and electric motor drive compressors. Our rental agreements generally provide for initial terms of 12 to 60 months, with our large horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental agreements, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.
We conduct our operations in several oil and gas producing basins throughout the U.S. including the Permian, Barnett Shale, Anadarko, San Juan, Utica/Marcellus Shale, Eagle Ford Shale and Antrim Shale. We have operating facilities in five states including Texas, Oklahoma, New Mexico, Michigan and Ohio. A total of 78 percent of our rental revenue is generated from the Permian Basin and approximately 90 percent of our rental revenue supports oil production primarily in the form of gas lift operations. We operate in one reporting segment.
State of the Industry and Outlook
Our strategy for growth is focused on our compressor rental business. Gross margins, exclusive of depreciation and amortization, for our rental business have historically been in the mid-50 percent to low-60 percent range, while margins for the compressor sales and aftermarket services businesses tend to be substantially lower.
The oil and gas equipment rental and services industry is cyclical in nature. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and gas and the corresponding changes in commodity prices. As demand and prices increase, oil and gas producers typically increase their capital expenditures for drilling, development and production activities, although recent equity capital constraints and demands from institutional investors to keep spending within operating cash flow have meaningfully restrained capital expenditure budgets of domestic E&P companies. Generally, increased capital expenditures result in greater revenues and profits for service and equipment companies.
Generally, sustained higher commodity prices lead to higher capital expenditures by oil and gas producers and higher levels of production. In general, we expect our overall business activity and revenues to track the level of activity in the oil and gas industry, specifically production levels, with changes in crude oil and condensate production and consumption levels and prices affecting our business more than changes in domestic natural gas production and consumption levels and prices. In recent years we have increased our rentals in unconventional oil shale plays, which are more dependent on crude oil prices. With this shift towards oil production the demand for overall compression services and products is driven by two general factors; (i) an increased focus by producers on artificial lift applications, e.g., production enhancement with compression assisted gas lift; and (ii) declining reservoir pressure in maturing natural gas producing fields, especially non-conventional production. These latter types of applications have historically been serviced by wellhead size compressors, and continue to be, but there has also been an economic move by our customers towards centralized drilling and production facilities, which have increased the market need for single and multiple larger horsepower compressor packages. We recognized this need in recent years and have shifted our capital program towards acquiring compressor packages that range from 400 horsepower up to 2,500 horsepower for rental to our customers. While this is a response to market conditions and trends, it also provides us with the opportunity to compete as a full-line compression service provider.

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
Operating Highlights
The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	December 31,
	2025	2024	2023
Rented horsepower (at period end)	562,676	491,756	420,432
Average rented horsepower	510,648	457,302	369,484
Fleet horsepower available (at period end)	662,542	598,840	520,365
Fleet horsepower available - average	610,580	558,752	472,360
Horsepower utilization (at period end)	84.9%	82.1%	80.8%
Average horsepower utilization	83.6%	81.8%	78.2%
Units utilized (at period end)	1,245	1,208	1,247
Fleet units (at period end):	1,914	1,912	1,876
Unit utilization (at period end)	65.0%	63.2%	66.5%
Rental revenues	$164,326	$144,236	$106,159
Total revenues	$172,315	$156,742	$121,167
Rental revenues as a percent of total revenues	95.4%	92.0%	87.6%
Of the total horsepower utilized as of December 31, 2025, 464,137 of horsepower was being rented under contracts expiring between 2026 and 2030 and 98,539 of that horsepower was being rented on a month-to-month basis. Of the 1,245 compressors utilized as of December 31, 2025, 754 were being rented under multi-year contracts and 491 were being rented on a month-to-month basis.
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
Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short term price volatility remains a factor due to geopolitical influences and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian basin and the Utica and Marcellus Shales.

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
The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted gross margin with further detail by revenue classification for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Total revenue	$172,315	$156,742	$121,167
Cost of revenue, exclusive of depreciation and amortization	(71,778)	(68,756)	(62,454)
Depreciation allocable to cost of revenues	(36,298)	(30,813)	(25,856)
Gross margin	64,239	57,173	32,857
Depreciation allocable to cost of revenues	36,298	30,813	25,856
Adjusted gross margin	$100,537	$87,986	$58,713

Adjusted gross margin by revenue classification:
Rental	$99,594	$87,333	$57,282
Sales	(241)	(290)	2
Aftermarket services	1,184	943	1,429
Total adjusted gross margin	$100,537	$87,986	$58,713

Adjusted EBITDA
“Adjusted EBITDA” is a non-GAAP financial measure that we define as net income before interest, taxes, depreciation and amortization, as well as an increase in inventory allowance, impairments, retirement of rental equipment, non-recurring restructuring charges including severance and non-cash equity-classified stock-based compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:
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
There are other material limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the impact of certain recurring items that materially affect our net income or loss, and the lack of comparability of results of operations of different companies. Please read the table below to see how Adjusted EBITDA reconciles to our net income, the most directly comparable GAAP financial measure.
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net income	$19,928	$17,227	$4,747
Interest expense	13,565	11,927	4,082
Interest income	(2,444)	—	—
Income tax expense	6,603	4,439	1,873
Depreciation and amortization	36,656	31,347	26,550
Impairments	2,600	841	779
Inventory allowance	1,114	1,863	3,965
Retirement of rental equipment	728	28	505
Severance and restructuring charges	89	33	1,224
Stock-based compensation	2,126	1,821	2,054
Adjusted EBITDA	$80,965	$69,526	$45,779

Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Rental
We generate revenue from renting, maintaining and servicing compressors to our customers under contractual arrangements. The underlying rental service agreements, which all qualify as operating leases under GAAP, generally include a fee for servicing the compressor unit as well as surcharges for fluids during the rental term. Our rental agreement terms typically range from 12 to 60 months. Our revenue is recognized over time, with monthly payments over the term of the agreement. After the terms of the agreement have expired, a customer may renew its agreement or continue renting on a monthly basis thereafter. The primary costs associated with providing our compressor fleet to our customers includes routine maintenance and repairs, fluids, primarily motor oils, and labor and related support costs for our field service facilities and service employees that are geographically dispersed throughout our operating regions.
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Rental revenue	$164,326	$144,236	$20,090	13.9%
Cost of rentals (excluding depreciation and amortization)	64,732	56,903	7,829	13.8%
Rental adjusted gross margin	$99,594	$87,333	$12,261	14.0%
Rental adjusted gross margin percentage	60.6%	60.5%	0.1%
Percent of total company revenues	95.4%	92.0%	3.4%
Rented horsepower (at period end)	562,676	491,756	70,920	14.4%
Horsepower utilization (at period end)	84.9%	82.1%	2.8%
Units utilized (at period end)	1,245	1,208	37	3.1%
Units utilization	65.0%	63.2%	1.8%
Rental revenue increased for the year ended December 31, 2025, as compared to 2024 due primarily to an increase in rented horsepower and units utilized. The increase in revenue reflects a continuing trend of growing demand for our large horsepower units (400 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. Our utilized horsepower increased during 2025 as compared to 2024 which reflects the continued addition of large horsepower units to our fleet consistent with our emphasis on larger units over the past several years, as well as the retirement of certain medium and small horsepower units from the fleet partially offset by the return of small horsepower units to the idle fleet by certain customers at the end of their lease terms. During the year ended December 31, 2025, we placed into service a total of 434 newly set units, including 364 from our existing fleet and 70 new units. Of those unit sets, a total of 126 were large horsepower units and 70 of those were new units to the fleet.
The cost of rentals increased on an absolute basis, consistent with revenues, due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. An expanding portion of our rented compressor units utilize our proprietary System Management and Recovery Technology (“SMART”) and telemetry software which reduces unplanned shutdowns and increases productivity. Despite inflationary pressure associated with our primary cost components, the SMART and telemetry technology allows us to streamline and manage our maintenance activities more efficiently and thereby mitigate the costs to a manageable extent. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Sales
We generate revenue primarily from the sale of compressor parts. Costs of sales include purchases of component materials. In addition, our costs of sales include overhead and related support costs attributable to our storage and assembly, facilities including Midland, Texas through its closure at the end of March 2025.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressors, parts and equipment and repair/overhaul services for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Sales revenue	$3,992	$7,613	$(3,621)	(47.6)%
Cost of sales (excluding depreciation and amortization)	4,233	7,903	(3,670)	(46.4)%
Sales adjusted gross margin	$(241)	$(290)	$49	NM
Sales adjusted gross margin percentage	(6.0)%	(3.8)%	(2.2)%
Percent of total company revenues	2.3%	4.9%	(2.6)%
Sales revenue declined for the year ended December 31, 2025, as compared to 2024 due primarily to the phasing out of direct sales of compressors and rebuild work which was the primary focus of the former Midland Facility. While the costs to support our sales revenues declined on an absolute basis, primarily reflecting a lower volume of business, the adjusted gross margin improved marginally due primarily to the absence of indirect labor and fixed overhead costs that are not otherwise subject to capitalization subsequent to the closure of the former facility in Midland, Texas which we closed at the end of March 2025. Sales represented an insignificant portion of our overall gross margins in 2025 and 2024.
Aftermarket Services
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Aftermarket services revenue	$3,997	$4,893	$(896)	(18.3)%
Cost of aftermarket services (excluding depreciation and amortization)	2,813	3,950	(1,137)	(28.8)%
Aftermarket services adjusted gross margin	$1,184	$943	$241	25.6%
Aftermarket services adjusted gross margin percentage	29.6%	19.3%	10.3%
Percent of total company revenues	2.3%	3.1%	(0.8)%
Aftermarket services revenues and costs declined for the year ended December 31, 2025, compared to 2024; however, the absolute gross margin and percentage both improved as compared to 2024. The decline in revenues and costs is primarily attributable to a lower volume of unit commissioning work performed during 2025 compared to 2024 as well as the effects of lower freight costs. Aftermarket services represented an insignificant portion of our overall gross margins in 2025 and 2024.

Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include compensation and benefits, including stock-based compensation, commissions and other support costs of departments serving administrative and corporate governance functions, such as executive management, finance and accounting, sales and marketing, procurement, logistics and supply chain, human resources, information technology (“IT”), health, safety and environmental and investor relations. In addition, SG&A includes non-personnel costs, such as rent and occupancy, IT support, professional fees and other supporting corporate expenses including public company compliance costs.
The following table summarizes the components of our SG&A expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Primary selling, general and administrative expenses	$20,285	$19,191	$1,094	5.7%
Stock-based compensation - equity classified	2,126	1,821	305	16.7%
Total	$22,411	$21,012	$1,399	6.7%
SG&A expenses as a percent of total revenues	13.0%	13.4%	(0.4)%
SG&A expenses increased for the year ended December 31, 2025, as compared to 2024 on an absolute dollar basis and declined marginally as a percent of total revenues. In general, the increase in primary SG&A expenses reflects a higher level of cost to appropriately scale our administrative function. The increase in primary SG&A expenses during 2025 as compared to 2024 was impacted by (i) higher IT support costs of $1.0 million in support of our growth initiatives and noncapitalizable costs associated with certain IT system conversion projects, (ii) higher salaries and benefits of $0.8 million reflecting support staff growth and (iii) higher occupancy and office costs of $0.2 million. These increases were partially offset by (i) lower commissions of $0.5 million and (ii) lower credit loss expenses of $0.2 million. Our equity classified stock-based compensation increased during in 2025 over 2024 due primarily to a higher mix of performance-based share unit awards, or PSUs, for our executive officers in the 2025 period. PSUs generally have a higher grant-date fair value than traditional restricted stock and restricted stock unit awards.
Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Depreciation and amortization allocable to cost of revenues:
Rental	$35,812	$30,453	$5,359	17.6%
Sales	403	296	107	36.1%
Aftermarket services	83	64	19	29.7%
	36,298	30,813	5,485	17.8%
Corporate depreciation	358	413	(55)	(13.3)%
Intangible asset amortization	—	121	(121)	NM
Total	$36,656	$31,347	$5,309	16.9%
Depreciation and amortization as a percent of total revenues	21.3%	20.0%	1.3%
Depreciation and amortization expense increased on an absolute basis during the year ended December 31, 2025, compared to 2024, due primarily to depreciation expense associated with the large horsepower units placed in service during the second half of 2024 continuing through the end of 2025. These large horsepower unit additions, which began in earnest during 2023, are reflective of our strategic plans to concentrate our business development on these higher margin applications.

Impairments
We assess our long-lived assets for impairment on an annual basis or when indicators of impairment are present. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s carrying value.
The following table indicates the charges incurred for impairments for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Impairments	$2,600	$841	$1,759	209.2%
In connection with our efforts to plan for an eventual sale of the Former Headquarters Property, we undertook certain actions in the fourth quarter of 2025 to begin building-out a new leased office facility in Midland, Texas. While the Former Headquarters Property remained in use as of December 31, 2025, these actions triggered a review for impairment of the Former Headquarters Property consistent with our plans to relocate to the new leased facility in 2026. In our evaluation for the impairment, the cash flows that we considered were those that we expect to receive from a sale of the Former Headquarters Property, less costs to sell, or fair value. As the carrying value of the Former Headquarters Property exceeded the fair value less costs to sell, we recognized an impairment of $2.6 million in the fourth quarter of 2025. Subsequently, we entered into an exclusive listing agreement in February 2026 for the sale of the Former Headquarters Property. Please see Note 7 (“Property and Equipment”) and Note 19 (“Subsequent Events”) to our Consolidated Financial Statements for additional information. During 2024, we fully impaired an intangible asset attributable to a trade name for $0.7 million. Consistent with our shift in focus away from the sales of compressor and related technology, we determined that we will no longer market the technology associated with the trade name. In addition, we fully impaired certain IT assets in the amount of $0.2 million for which we terminated plans to develop and utilize the associated applications.
Inventory Allowance
We routinely review our stock of inventory for obsolescence and realizability. When the carrying value exceeds the net realizable value, a charge is recorded to operating income.
The following table indicates the charges incurred for inventory allowance for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Inventory allowance	$1,114	$1,863	$(749)	(40.2)%
During 2025, we recorded an increase of $1.1 million to the allowance for obsolescence primarily attributable to limitations on our ability to market certain assembled parts as well as the transfer of inventory that remains useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. Due primarily to the slow-moving nature, obsolescence of our long-term inventory and inventory related to the retirement of certain rental equipment, we recorded an increase of $1.9 million to the inventory allowance reserve for the year ended December 31, 2024. We ended 2025 with an inventory allowance balance of $3.6 million. Please see Note 4 (“Inventory”) to our Consolidated Financial Statements for additional information regarding the inventory allowance.
Retirement of Rental Equipment
We routinely review the rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. When appropriate, we retire such units from the fleet and write-off any remaining carrying value.
The following table indicates the charges incurred for the retirement of rental equipment for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Retirement of rental equipment	$728	$28	$700	NM
We retired over 12,000 horsepower of small and medium horsepower compressor units during 2025 with only those units retired having any remaining carrying value. Such retirements were minimal during 2024.

Gain on Disposition of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the disposition of assets for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Gain on the disposition of assets, net	$270	$430	$(160)	(37.2)%
Gains recognized during the years ended December 31, 2025 and 2024 are primarily attributable to the sales of trucks after the completion of their useful lives.
Interest Expense
Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under our Credit Facility, net of amounts capitalized attributable to certain capital projects. Also included is interest expense on our financing leases during 2024 as all were settled before 2025.
The following table presents the components of our interest expense for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Interest on borrowings, finance leases and related fees	$14,869	$15,904	$(1,035)	(6.5)%
Amortization of debt issue costs	1,168	746	422	56.6%
Capitalized interest	(2,472)	(4,723)	2,251	(47.7)%
Total	$13,565	$11,927	$1,638	13.7%
Weighted-average interest rates on borrowings	7.31%	8.82%	(1.51)%
Weighted-average outstanding borrowings	$192,921	$169,008	$23,913
Interest expense increased during the year ended December 31, 2025, as compared to 2024 due primarily to the effect of $2.3 million lower capitalized interest as a result of the volume and timing of the completion of certain compressor assembly projects during 2025. In addition, amortization of debt issue costs increased during 2025 as compared to 2024 due primarily to the amortization of costs associated with certain amendments to the Credit Facility that took place in June of 2024 as well as the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) that was completed in April 2025. While the average borrowings outstanding under our Credit Facility have increased during 2025 as compared 2024, we experienced lower average interest rates consistent with the Federal Reserve interest rate reductions implemented in the second halves of 2024 and 2025 as well as the lower interest rates at comparable leverage levels attributable to the Fourth Amendment.
Interest Income
This component of our income reflects interest earned on investments and certain financial assets including, when applicable, interest on significant income tax refunds receivable.
The following table indicates our interest income for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Interest income	$2,444	$—	$2,444	NM
Interest income for the year ended December 31, 2025 is entirely attributable to interest earned on certain income tax refunds for 2015, 2016, 2017 and 2019. The income tax refunds, including interest, for these tax years were substantially determined and settled in the first quarter of 2026. Please see Note 11 (“Income Taxes”) to our Consolidated Financial Statements for additional information.

Other Income (Expense), net
This component of our income primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan as well as other credits, charges and scrap asset sales. Please see Note 12 (“Deferred Compensation Plan”) to our Consolidated Financial Statements for additional information regarding the deferred compensation plan.
The following table indicates our other income (expense) for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Other income (expense), net	$354	$268	$86	32.1%
Other income (expense), net improved for 2025 as compared to 2024 due primarily to certain non-operating credits and scrap asset sales as well as unrealized gains attributable to our COLI policies associated with our deferred compensation plan.
Provision for Income Taxes
Provision for income taxes represents our income taxes as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal taxes under the IRC as well as to various states in which we operate, primarily Texas. Please see Note 11 (“Income Taxes”) to our Consolidated Financial Statements for additional information.
The following table summarizes our income tax provision for the periods presented:

	Year Ended December 31,
	2025	2024	Change	%
Income tax expense	$6,603	$4,439	$2,164	48.7%
Effective tax rate	24.9%	20.5%	4.40%
Income tax expense increased for the year ended December 31, 2025, compared to 2024 due primarily to substantially higher pre-tax income during 2025 and the impact of a higher effective tax rate attributable to state and local income taxes. Our effective tax rate for both years differs from the U.S. federal statutory rate of 21%.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility. On April 18, 2025, we entered into the Fourth Amendment which provides us with up to $400.0 million in borrowing commitments with an additional $100.0 million at our request through an accordion feature. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. As of December 31, 2025, the borrowing base under the Credit Facility was $400.0 million with $230.0 million of borrowings outstanding leaving $170.0 million of availability under the Credit Facility.
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
Our forecasted capital expenditures for 2026 will continue to be directly dependent upon our customers’ compression requirements and our capital availability, while maintaining prudent levels of debt.
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
Cash From Operating Activities. Our cash provided by operating activities was $62.9 million. For additional information and an analysis of or historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During 2025, we borrowed $60.0 million, net of repayments, under the Credit Facility. The following table summarizes our borrowing activity under the Credit facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended December 31, 2025	$230,000	$220,600	$230,000	6.82%
Year ended December 31. 2025	$230,000	$192,921	$230,000	7.31%
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$62,927	$66,463
Net cash used in investing activities	(121,297)	(71,440)
Net cash provided by financing activities	56,228	4,373
Net decrease in cash and cash equivalents	$(2,142)	$(604)
Cash Flows from Operating Activities. Our cash flows from operating activities decreased by $3.5 million during 2025 from 2024. From a broad perspective, cash flows declined in 2025 due primarily to the substantial progress made in the 2024 period for improving our processes for billings and collections from certain customers that had the effect of lowering our days sales outstanding (“DSO”) statistics for accounts receivable accounts. While these efforts have continued with favorable DSO performance throughout 2025, the timing effect was more beneficial during 2024 while 2025 reflects a more normalized cash operating cycle. In addition, we increased our maintenance parts inventory during 2025 in support of our growing fleet and incurred substantially higher costs in 2025 attributable to certain IT system conversion projects. These working capital uses were partially offset by growth in accounts payable and the favorable effects of higher realized margins attributable to growth in our high horsepower unit rentals.
Cash Flows from Investing Activities. For the years ended December 31, 2025 and 2024, we invested approximately $121.5 million and $71.9 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2025 and 2024 were $109.8 million and $60.5 million for growth capital expenditures to expand our rental fleet and $11.7 million and $11.4 million for capital maintenance projects, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the year. We also received proceeds from the sale of property and equipment of $0.1 million and $0.5 million in 2025 and 2024, respectively, as well as insurance proceeds from damage to certain rental equipment of $0.1 million during 2025.
Cash Flows from Financing Activities. During 2025, we had net borrowings of $60.0 million under the Credit Facility while 2024 included net borrowings of $6.0 million. The increase in net borrowings is due primarily to the substantial investment in large horsepower units during the prior year consistent with our expanding fleet and strategy of directing our business to these larger, higher margin applications. While we incurred and paid debt issuance costs during both years, the amounts paid during 2024 were $0.3 million higher in connection with the Fourth Amendment during 2025 as compared to the costs for amendments to the Credit Facility in 2024. During 2025 we also paid $2.6 million for our common stock dividend which was initiated for the third quarter of 2025 and continued in the fourth quarter. We also received proceeds from the exercise of stock options of $0.2 million and $0.3 million during 2025 and 2024, respectively.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	December 31,
	2025	2024
Credit facility borrowings	$230,000	$170,000
Total stockholders’ equity	274,716	255,057
Total capitalization	$504,716	$425,057
Debt as a percent of total capitalization	45.6%	40.0%
Credit Facility. We have a senior secured revolving credit agreement, as amended, or the Credit Facility, with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”), with a total commitment of $400.0 million. We also have a right to request from the Lenders, an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.

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
As of December 31, 2025, we had $230.0 million outstanding under our Credit Facility with a weighted average interest rate of 6.59%. As of December 31, 2025, we had approximately $170.0 million available for borrowing under the Credit Facility, subject to borrowing base determination. As of December 31, 2025, we were in compliance with all financial covenants in our Credit Facility.
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
Inventories
We value our total inventory (current and long-term) at the lower of the actual cost and net realizable value. We regularly review inventory quantities on hand and record an allowance for excess and obsolete inventory based primarily on current and anticipated customer demand and production requirements. We assess anticipated customer demand based on current and upcoming capital expenditure budgets of our major customers as well as other significant participants in the industry, along with oil and gas price forecasts and other factors affecting the industry as a whole. Our estimates and assumptions regarding these factors are subject to significant variability and can result in provisions for valuation allowances of our inventory. For the year ended December 31, 2025, our provision for excess and obsolete inventory totaled $1.1 million which increased our allowance for obsolescence to $3.6 million as described more fully in the discussion of our Results of Operations above and Note 4 (“Inventory”) to our Consolidated Financial Statements.
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

Impairments
We assess our long-lived assets, including rental equipment, other property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the net carrying values may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which an asset (or asset group) is being used or its condition, including a meaningful decline in fleet utilization over prior periods; significant negative industry or company-specific trends or actions, including meaningful capital expenditure budget reductions by our major customers or other sizable exploration and production or midstream organizations, as well as significant declines in oil and natural gas prices; legislative changes prohibiting us from leasing our units; or poor general economic conditions. After the assessments of such circumstances, an impairment loss is recognized if the future undiscounted net cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s (or asset group’s) carrying value. During the year ended December 31, 2025, we recognized an impairment of $2.6 million in connection with our efforts to plan for an eventual sale of the Former Headquarters Property. Please see Note 7 (“Property and Equipment”) and Note 19 (“Subsequent Events”) to our Consolidated Financial Statements for additional information..
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In this process, we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. As of December 31, 2025, we have no valuation allowance and fully expect to utilize all of our deferred tax assets.
Please see Note 11 (“Income Taxes”) for a more thorough discussion of our income taxes.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2025, we did not have any material off-balance sheet arrangements.
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
Our interest rate risk is attributable to our borrowings under the Credit Facility, which are subject to variable interest rates. As of December 31, 2025, we had borrowings of $230.0 million under the Credit Facility at a weighted average interest rate of 6.59%. Assuming a constant borrowing level under the Credit Facility and excluding any changes in other financial metrics that would impact the applicable margin applied to Credit Facility borrowings, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of $2.3 million on an annual basis.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is presented in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our CEO and CFO, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our ICFR was effective as of December 31, 2025.
Ham, Langston & Brezina LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s ICFR as of December 31, 2025, which included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.
ITEM 9B.    OTHER INFORMATION
Stephen C. Taylor, a member of the Board of Directors, adopted a Rule 10b5-1 trading agreement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an aggregate of 100,000 shares of the Company’s common stock, subject to various volume amounts and price thresholds. The 10b5-1 Plan was entered into during an open insider trading window in December 2025 and sales commenced under the plan after completion of the required cooling off period under Rule 10b5-1.The plan became effective on March 5, 2026 and the aggregate sales were completed by March 6, 2026.
No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2025.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the sections “Election of Directors,”  “Executive Officers,” “Corporate Governance” and “The Board of Directors and its Committees” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025, or as such period may be extended by action of the SEC.
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of our website at www.ngsgi.com. The Code of Business Conduct and Ethics may be obtained free of charge by writing before to Natural Gas Services Group, Inc., Attn: Investor Relations, 601 State Street, Suite 400, Southlake, TX 76092.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the section “Executive Compensation” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025, or as such period may be extended by action of the SEC.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the section “Principal Shareholders and Security Ownership of Management” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025, or as such period may be extended by action of the SEC.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the sections “Related Person Transactions” and “Corporate Governance” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025, or as such period may be extended by action of the SEC.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section “Principal Accountant Fees and Services” in our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025, or as such period may be extended by action of the SEC.

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
3. Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth below:
Exhibit    No.                                                                           Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the 10-QSB filed with the Securities and Exchange Commission and dated November 10, 2004).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2021).
4.1	Description of Securities (Incorporated by reference to the Registrant’s Registration Statement on From 8-A, filed with the Securities and Exchange Commission on October 27, 2008).
4.2	Form of Senior Indenture (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (No. 333-238794) and filed with the Securities and Exchange Commission on December 13, 2024).
4.3	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (No. 333-238794) and filed with the Securities and Exchange Commission on December 13, 2024).
10.1†	2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 16, 2025).
10.2†	Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2016).
10.3†	Retirement Agreement dated May 17, 2022 between Natural Gas Services Group, Inc. and Stephen C. Taylor (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022).
10.4†	The Executive Nonqualified Excess Plan Adoption Agreement, referred to as the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016).
10.5	Amended and Restated Credit Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.6	Amended and Restated Pledge and Security Agreement dated February 28, 2023, among Natural Gas Services Group, Inc., the Grantors thereto, Texas Capital Bank, in its capacity as Administrative Agent, for the Lenders and other Secured Parties (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2023).
10.7	First Amendment to Amended and Restated Credit Agreement dated November 14, 2023, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023).
10.8	Second Amendment to Amended and Restated Credit Agreement dated June 6, 2024, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2024).

10.9	Third Amendment to Amended and Restated Credit Agreement dated June 25, 2024, among Natural Gas Services Group, Inc., the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2024).
10.10	Fourth Amendment to Amended and Restated Credit Agreement dated April 18, 2025 among Natural Gas Services Group, Inc. the other Loan Parties thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders Party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).
10.11†	Employment Agreement between Brian L. Tucker and Natural Gas Services Group, Inc. dated October 9, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023).
10.12†	Employment Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024).
10.13†	Employee Non-Compete Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024).
10.14†	Employee Proprietary Rights Agreement between Justin C. Jacobs and Natural Gas Services Group, Inc. dated January 29, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2024).
10.15†	Form of Restricted Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
10.16†	Form of Performance Stock Unit Award under the Natural Gas Services Group, Inc. 2019 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
10.17†	Employment Agreement between Ian M. Eckert and Natural Gas Services Group, Inc. dated November 1, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2024).
10.18	Form of Indemnification Agreement by and between Natural Gas Services Group, Inc. and Certain Indemnitees (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2025).
10.19†	Transition and Mutual Separation Agreement between Natural Gas Services Group, Inc. and Brian L. Tucker dated August 8, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2025).
19	Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ham, Langston & Brezina L.L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Natural Gas Services Group, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.
* Filed herewith.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SERVICES GROUP, INC.

March 16, 2026	By:	/s/ Justin C. Jacobs
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Justin C. Jacobs	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2026
Justin C. Jacobs

/s/ Ian M. Eckert	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026
Ian M. Eckert

/s/ Donald J. Tringali	Chairman of the Board of Directors	March 16, 2026
Donald J. Tringali

/s/ J. Anthony Gallegos, Jr.	Director	March 16, 2026
J. Anthony Gallegos, Jr.

/s/ Georganne Hodges	Director	March 16, 2026
Georganne Hodges

/s/ Nigel J. Jenvey	Director	March 16, 2026
Nigel J. Jenvey

/s/ Jean K. Holley	Director	March 16, 2026
Jean K. Holley

/s/ Stephen C. Taylor	Director	March 16, 2026
Stephen C. Taylor

NATURAL GAS SERVICES GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Gas Services Group, Inc. (the “Company”) as of December 31, 2025 and 2024, and related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 16, 2026

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Natural Gas Services Group, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Natural Gas Services Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, and related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 16, 2026 expressed an unqualified opinion.

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

/s/ Ham, Langston & Brezina LLP

Houston, Texas
March 16, 2026
We have served as the Company’s auditor since 2022.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,142
Trade accounts receivable, net of provision for credit losses	18,497	15,626
Inventory, net of allowance for obsolescence	20,647	18,051
Income taxes receivable and prepayments	14,056	11,282
Prepaid expenses and other	1,696	1,075
Assets held for sale	2,227	—
Total current assets	57,123	48,176
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	498,525	415,021
Property and equipment, net of accumulated depreciation	20,519	22,989
Other assets	10,619	6,342
Total assets	$586,786	$492,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,048	$9,670
Accrued liabilities	10,462	7,688
Total current liabilities	24,510	17,358
Long-term debt	230,000	170,000
Deferred income taxes	52,530	45,873
Other long-term liabilities	5,030	4,240
Total liabilities	312,070	237,471
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,883 and 13,762 shares issued, as of December 31, 2025 and 2024, respectively	138	138
Additional paid-in capital	120,811	118,415
Retained earnings	168,771	151,508
Treasury stock, at cost, 1,310 shares for each of December 31, 2025 and 2024, respectively	(15,004)	(15,004)
Total stockholders’ equity	274,716	255,057
Total liabilities and stockholders’ equity	$586,786	$492,528

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share)
	Year Ended December 31,
	2025	2024	2023
Revenue:
Rental	$164,326	$144,236	$106,159
Sales	3,992	7,613	8,921
Aftermarket services	3,997	4,893	6,087
Total revenue	172,315	156,742	121,167
Cost of revenues (excluding depreciation and amortization):
Rental	64,732	56,903	48,877
Sales	4,233	7,903	8,919
Aftermarket services	2,813	3,950	4,658
Total cost of revenues (excluding depreciation and amortization)	71,778	68,756	62,454
Selling, general and administrative expenses	22,411	21,012	16,938
Depreciation and amortization	36,656	31,347	26,550
Impairments	2,600	841	779
Inventory allowance	1,114	1,863	3,965
Retirement of rental equipment	728	28	505
Gain on disposition of assets, net	(270)	(430)	(481)
Total operating costs and expenses	135,017	123,417	110,710
Operating income	37,298	33,325	10,457
Other income (expense):
Interest expense	(13,565)	(11,927)	(4,082)
Interest income	2,444	—	—
Other income (expense), net	354	268	245
Total other expense, net	(10,767)	(11,659)	(3,837)
Income before income taxes	26,531	21,666	6,620
Provision for income taxes	(6,603)	(4,439)	(1,873)
Net income	$19,928	$17,227	$4,747
Earnings per share:
Basic	$1.59	$1.39	$0.39
Diluted	$1.57	$1.37	$0.38
Weighted average shares outstanding:
Basic	12,538	12,412	12,316
Diluted	12,695	12,554	12,383
See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
December 31, 2022	—	$—	13,519	$135	$115,411	$129,534	1,310	$(15,004)	$230,076
Stock-based compensation	—	—	—	2	2,052	—	—	—	2,054
Vesting of restricted stock/units	—	—	169	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(983)	—	—	—	(983)
Net income	—	—	—	—	—	4,747	—	—	4,747
December 31, 2023	—	$—	13,688	$137	$116,480	$134,281	1,310	$(15,004)	$235,894
Stock-based compensation	—	—	—	—	1,821	—	—	—	1,821
Vesting of restricted stock/units	—	—	51	1	(1)	—	—	—	—
Exercise of common stock options	—	—	23	—	293	—	—	—	293
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(178)	—	—	—	(178)
Net income	—	—	—	—	—	17,227	—	—	17,227
December 31, 2024	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	2,126	—	—	—	2,126
Vesting of restricted stock/units and performance share units	—	—	107	—	108	—	—	—	108
Exercise of common stock options	—	—	14	—	168	—	—	—	168
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Dividends declared	—	—	—	—	—	(2,665)	—	—	(2,665)
Net income	—	—	—	—	—	19,928	—	—	19,928
December 31, 2025	—	$—	13,883	$138	$120,811	$168,771	1,310	$(15,004)	$274,716

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,928	$17,227	$4,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,656	31,347	26,550
Impairments	2,600	841	779
Inventory allowance	1,114	1,863	3,965
Retirement of rental equipment	728	28	505
Gain on the disposition of assets, net	(270)	(430)	(481)
Amortization of debt issuance costs	1,168	746	425
Deferred income taxes	6,657	4,237	1,838
Stock-based compensation	2,126	1,821	2,054
Provision for credit losses	155	433	492
(Gain) loss on company owned life insurance	(63)	(156)	235
Changes in operating assets and liabilities:
Trade accounts receivables	(3,026)	23,127	(25,010)
Inventory	(3,710)	2,477	(669)
Prepaid expenses, income taxes receivable and prepayments	(3,395)	152	(7)
Accounts payable and accrued liabilities	5,554	(17,727)	2,436
Other	(3,295)	477	174
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,927	66,463	18,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(121,487)	(71,894)	(153,943)
Purchase of company owned life insurance, net	—	(22)	(422)
Proceeds received from insurance for damages to equipment	96	—	—
Proceeds from disposition of assets, net	94	476	477
NET CASH USED IN INVESTING ACTIVITIES	(121,297)	(71,440)	(153,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	71,122	28,000	139,000
Repayments of credit facility borrowings	(11,122)	(22,000)	—
Payments of other long term liabilities	—	(780)	(95)
Payments of debt issuance costs	(1,297)	(962)	(2,693)
Proceeds from exercise of stock options	168	293	—
Payment of dividends	(2,637)	—	—
Taxes paid related to net share settlement of equity awards	(6)	(178)	(983)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,228	4,373	135,229
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,142)	(604)	(626)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,142	2,746	3,372
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,142	$2,746
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,793	$18,394	$7,053
Income taxes paid, net of refunds received	$259	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Transfer of rental equipment to inventory	$—	$51	$665
Transfer of right of use assets to property and equipment	$—	$2,641	$—
Transfer of property and equipment to assets held for sale	$2,227	$—	$—
Accrued purchases of property and equipment	$1,975	$2,687	$—
Right of use assets acquired through a finance lease	$—	$2,174	$1,146
Right of use assets acquired through an operating lease	$1,989	$563	$63

See accompanying notes to these consolidated financial statements.

NATURAL GAS SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)

1.    Description of Business
Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Colorado corporation), is a leading provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, install, service and maintain compressors and related equipment and parts for our customers’ oil and gas production and processing facilities, generally using equipment from OEM suppliers along with limited in-house assembly. We are headquartered in Southlake, Texas, with administrative offices in Midland, Texas, an engineering facility located in Tulsa, Oklahoma, and service facilities located in major oil and gas producing basins in the continental United States (“U.S.”).
2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with our deferred compensation plan (see Note 12). All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.
Use of Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include fixed asset lives, provision for credit losses, the allowance for inventory obsolescence and the determination of carrying values in excess of fair values, when applicable, in connection with our annual review of our long-lived assets for impairment.
Cash and Cash Equivalents
For purposes of reporting cash and cash equivalents and cash flows, we consider all short-term investments with an original maturity of three months or less to be cash equivalents. At times, cash balances at banks and financial institutions may exceed federally insured amounts.
Accounts Receivable and Credit Losses
Our trade accounts receivable are generally for 30 days in accordance with the payment terms specified in our master rental service and similar agreements. Our trade accounts receivable are substantially concentrated with customers in the exploration and production industry and range from large, multinational majors to regional firms of various sizes. We perform ongoing credit evaluations of our customers and adjust credit limits based on management’s assessment of the customer’s financial condition and payment history, as well as industry and general economic conditions. We continuously monitor collections and payments from our customers, and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified as well as forecasts of future economic conditions. While such credit losses have historically been within our expectations and the allowance established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Revenue Recognition
The following is a description of principal activities from which we generate our revenue and the accounting policies that we apply for the recognition thereof:
Rental Revenue. We generate revenue from renting compressor equipment to our customers for the right to control the use of the equipment ratably over the term of the underlying master rental service and similar agreements. Our agreements for rental equipment qualify as operating leases under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, as amended (“ASC 842”), as we retain the primary exposure to changes in the underlying equipment’s value as the lessor unlike a sale or secured lending arrangement. Our agreements may also include a fee for servicing the equipment and surcharges for fluids, including oil, during the term of the underlying rental agreement. We have applied the practical expedient provided in ASC 842, which allows us to combine lease and non-lease components. Our rental agreements typically range from 12 to 60 months.
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
Sales and Aftermarket Services Revenue. We generate revenue from the sale of component parts as well as exchange/rebuilding customer owned compressors and sale of used rental equipment. We also provide routine aftermarket or call-out services on customer owned equipment.
Consistent with ASC Topic 606, Revenues from Contracts with Customers, as amended (“ASC 606”), revenue is measured and recognized based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties (i.e. sales and property taxes). Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Transaction prices are not subject to variable consideration constraints. Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in our Consolidated Statements of Operations.
For sales, revenue is recognized when control has passed to the customer generally when the equipment is completed and shipped. These contracts also may include an assurance warranty clause to guarantee the product is free from defects in material and workmanship for a set duration of time; this is a standard industry practice and is not considered a performance obligation. The amount of revenue recognized is not adjusted for expected returns, as our historical returns have been de minimis. Revenue for aftermarket and other services is recognized after the services in the contract are rendered.
Inventory Valuation
Inventory (current and long-term) is valued at the lower of cost or net realizable value. The cost of inventories is determined by the weighted average method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand and assembly requirements. We routinely review our inventory allowance to account for slow moving or obsolete inventory costs that may not be recoverable in the future. We assess anticipated customer demand based on current and upcoming activities and budgets of our major customers as well as other significant companies in the industry, along with oil and gas price forecasts and other factors affecting the industry. Our long-term inventory, which is fully reserved, consisted of raw materials and replacement parts that remain viable but with limited marketing opportunities.

Long-Lived Assets
Rental equipment and property and equipment are recorded at cost less accumulated depreciation, except for work-in-progress on new rental equipment which is recorded at cost until completion and addition to our fleet. Depreciation is computed using the straight-line method over the estimated useful lives of the major asset categories as follows:

Rental equipment	15	to	25	years
Buildings and leasehold improvements	5	to	39	years
Machinery, equipment and furniture	5	to	7	years
Computer hardware and software	3	to	5	years
Vehicles			3	years
We assess our rental equipment and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows; significant adverse changes in the extent or manner in which the asset (or asset group) is being used or its condition, including a meaningful drop in fleet utilization over the prior four quarters; significant negative industry or company-specific trends or actions, including meaningful activity and budget reductions by our major customers or other sizable exploration and production or midstream companies, as well as significant declines in oil and gas prices; legislative changes prohibiting us from leasing our compressor units; or poor general economic conditions. An impairment loss is recognized if the future undiscounted cash flows associated with the asset (or asset group) and the estimated fair value of the asset are less than the asset’s carrying value.
Sales of equipment out of the rental fleet are included with sales revenue and cost of sales, while retirements of units are presented as a separate operating expense. Maintenance and repairs are charged to cost of rentals as incurred.
Intangible Assets
We amortize intangible assets with definite lives over their useful lives and review for impairment when indicators of impairment are present. We review indefinite-lived intangible assets for impairment annually or when indicators of impairment are present. We review intangibles through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. As of December 31, 2024, we no longer have any intangible assets. Amortization expense attributable to our former intangible assets was $0.1 million for each of the years ending December 31, 2024 and 2023. We also incurred an impairment charge of $0.7 million for an intangible asset attributable to a trade name during the year ended December 31, 2024.
Leases
We determine if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. We determine lease classification and recognize right-of-use (“ROU”) assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. For each lease that (i) contains the same timing and pattern of transfer for lease and non-lease components and (ii) if the lease component, if accounted for separately, would be classified as an operating lease, we have elected the practical expedient to not separate non-lease components from lease components. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is based on a fully collateralized loan over the lease term, to determine the present value of lease payments. Our ROU assets are included in Other assets and the related current and long-term lease obligations are included in Accrued liabilities and Other long-term liabilities, respectively, on our Consolidated Balance Sheets.

Internal-Use Software
We maintain and utilize certain computer software applications that we own to support our business information needs. Such software is capitalized on our Consolidated Balance Sheets within Property and equipment (see Note 7) that is amortized over its useful life and recognized as a component of Depreciation and amortization in our Consolidated Statements of Operations. In addition, certain of our information technology service contracts are considered hosting arrangements. Accordingly, certain qualifying costs associated with the implementation of a hosting arrangement are capitalized on our Consolidated Balance Sheets within Other assets and amortized over the term of the respective contract beginning on the date for each component of the hosting arrangement when the component is ready for its intended use. Amortization of capitalized implementation costs of our hosting arrangements are recognized in our Consolidated Statements of Operations within Selling, general and administrative expenses consistent with the fees for the associated hosting arrangement services.
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
With respect to uncertain tax positions, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We had no liabilities for uncertain tax positions as of December 31, 2025 and 2024.
Our policy regarding income tax interest and penalties is to charge those items as components of interest expense and other income (expense), respectively.
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
We believe that the fair value of our cash and cash equivalents, trade accounts receivables, and accounts payable as of December 31, 2025 and 2024 approximate their carrying values due to the short-term nature of the instruments or the use of prevailing market interest rates. We considered the borrowings under our credit facility to approximate fair value based upon variable interest rates currently available to us for loans with similar terms (level 2).

Segments and Related Information
GAAP defines the characteristics of an operating segment as (i) being engaged in business activity from which it may earn revenue and incur expenses, (ii) being reviewed by the Company’s chief operating decision maker (“CODM”) for decisions about resources to be allocated and assess its performance and (iii) having discrete financial information. Although we review our service and product offerings (rentals, sales and aftermarket services) to analyze the nature of our revenue, costs and expenses, the net income and non-GAAP financial measures including EBITDA and Adjusted gross margin are not captured or analyzed by these categories. Our chief executive officer (“CEO”) serves as the CODM and does not make resource allocation decisions or assess the performance of the business based on these service and product offerings, but rather on the entire entity in the aggregate. Accordingly, the measures of profit and loss and total assets are effectively those of the Company as a whole as reflected in these Consolidated Financial Statements. Based on these facts and underlying circumstances described further below, we have concluded that we operate in one business segment.
We are primarily engaged in the business of leasing natural gas and electric compression equipment to our customers. In addition, we design, sell, install, service and maintain compressors and related equipment and parts. These business activities are similar in all geographic areas in which we operate. Our customers primarily consist of entities in the business of producing oil and gas. The maintenance and service of our products is consistent across the entire Company and is performed by a dedicated group of employees via an internal fleet of vehicles. The regulatory environment is similar in every jurisdiction in that the most impacting regulations and practices are the result of federal energy policy.
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
3.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	December 31,
	2025	2024
Trade accounts receivable
Rentals	$16,565	$14,218
Sales and aftermarket services	2,249	2,657
	18,814	16,875
Less: Provision for credit losses	(317)	(1,249)
Total trade accounts receivable, net	$18,497	$15,626
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressors, (ii) the sale of custom/assembled compressors and parts, as well as exchange/rebuilding customer owned compressors and sale of used rental equipment and (iii) the performance of aftermarket services.

Major Customers and Concentration of Credit Risk
Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) and Devon Energy Corporation (“Devon”) in 2025, 2024 and 2023 amounted to 59 percent, 59 percent and 52 percent of revenue on a combined basis, respectively. No other single customer accounted for more than 10 percent of our revenues in 2025, 2024 and 2023. Oxy’s and Devon’s accounts receivable balances amounted to 62 percent and 60 percent of our accounts receivable as of December 31, 2025 and 2024, respectively. No other customers amounted to more than 10 percent of our accounts receivable on a combined basis as of December 31, 2025 and 2024, respectively.
Provision for Credit Losses
The following table summarizes the changes in our provision for credit losses for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$1,249	$823	$338
Provision for credit losses	155	433	492
Write-offs	(1,087)	(7)	(7)
Ending balance	$317	$1,249	$823
Management believes that the provision is adequate; however, actual write-offs may exceed the recorded allowance. The substantial write-off of the provision for credit losses during 2025 reflects certain aged receivables that are no longer deemed collectible.
4.    Inventory
The following table summarizes the components of our inventory, net of allowances for obsolescence as of the dates presented:

	December 31,
	2025	2024
Parts and supplies, net of allowance of $2,552 and $4,379, respectively	$20,104	$17,706
Work-in-process	543	345
Inventory - current	20,647	18,051
Parts and supplies - long term, net of allowance of $1,020 and $1,488, respectively	—	—
Total inventory	$20,647	$18,051
Our long-term inventory, which is fully reserved as of December 31, 2025 and 2024, consists of excess raw materials that remain viable but with limited market opportunities.
Allowance for Obsolescence
The following table summarizes the changes in our allowance for obsolescence for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$5,867	$4,004	$120
Allowance for obsolescence	1,114	1,863	3,965
Write-offs	(3,409)	—	(81)
Ending balance	$3,572	$5,867	$4,004
The allowance for 2023 was primarily related to our decision to cease future compressor assembly at our Midland, Texas facility, which reduced the expected future demand of certain inventory items that were held at this facility. In 2024 and 2025, we continued actions in support of our strategy to further outsource assembly activities to third parties limiting our ability to market certain assembled parts resulting in an additional allowance charges.

5.    Assets Held for Sale and Restructuring Activities
Midland Facility
During the second quarter of 2025, we completed all activities necessary to terminate operations at our facility in Midland, Texas (the “Midland Facility”) and prepared the site, which includes an industrial building and land, for sale. Accordingly, depreciation of the facility was suspended and the combined net carrying value of the building and land, or $2.2 million, was reclassified from property and equipment to an asset held for sale included as a component of current assets on our Consolidated Balance Sheet as of June 30, 2025. We have engaged a broker and are actively marketing the facility. The closure of the Midland Facility was part of our strategy to streamline and outsource our assembly operations and monetize company-owned real estate as disclosed previously. We anticipate that we will complete a sale transaction for the Midland Facility in 2026.
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
Other Restructuring Activities
During the year ended December 31, 2024, we incurred and paid an amount less than $0.1 million associated with certain restructuring activities at our assembly facilities for which there were no amounts remaining outstanding.
During the year ended December 31, 2023, we incurred certain restructuring charges in the form of severance and related compensation benefits in connection with a transition in executive leadership. Accordingly, we incurred $1.2 million in severance and related compensation charges in connection with our former CEO for which there were no amounts remaining outstanding with respect to this action.
6.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	December 31,
	2025	2024
Compressor units	$712,693	$579,373
Work-in-progress	24,894	51,662
	737,587	631,035
Accumulated depreciation	(239,062)	(216,014)
Rental equipment, net of accumulated depreciation	$498,525	$415,021
We evaluated our rental equipment for potential impairment as of December 31, 2025 and 2024 and determined that none were present. We capitalized interest totaling approximately $2.5 million, $4.7 million and $5.5 million in connection with the acquisition and assembly of compressor units for the years ended December 31, 2025 and 2024 and 2023, respectively. Depreciation expense for rental equipment was $32.7 million, $28.2 million and $24.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Retirement of Rental Equipment
We routinely review our rental fleet for retirement or obsolescence as well as an assessment to determine which units are not of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. As a result of these reviews, we recorded charges for the retirement of rental equipment of $0.7 million, less than $0.1 million and $0.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Rental Activity
Future minimum rent payments for the periods presented due as of December 31, 2025 from our customers for contractual arrangements, not on a month-to-month basis, were as follows:

Year Ending December 31,
2026	$130,082
2027	98,189
2028	66,835
2029	39,213
2030	17,519
Total	$351,838

7.    Property and Equipment
The following table summarizes our property and non-rental equipment as of the dates presented:

	December 31,
	2025	2024
Land	$1,562	$1,680
Building	16,703	19,140
Leasehold improvements	1,026	1,346
Office equipment and furniture	2,099	2,057
Computer hardware and software	619	589
Machinery and equipment	5,068	4,430
Vehicles	15,315	12,739
Work-in-progress	1,137	168
	43,529	42,149
Less accumulated depreciation (1)	(23,010)	(19,160)
Total	$20,519	$22,989
(1)    Includes $2.6 million recognized as an impairment in 2025 as discussed below.
In connection with our efforts to plan for an eventual sale of our former corporate headquarters facility including a building and land in Midland, Texas (the “Former Headquarters Property”), we undertook certain actions in the fourth quarter of 2025 to begin building-out a new leased office facility in Midland, Texas. While the Former Headquarters Property remained in use as of December 31, 2025, these actions triggered a review for impairment of the Former Headquarters Property consistent with our plans to relocate to the new leased facility in 2026. In our evaluation for the impairment, the cash flows that we considered were those that we expect to receive from a sale of the Former Headquarters Property, less costs to sell, or fair value. As the carrying value of the Former Headquarters Property exceeded the fair value less costs to sell, we recognized an impairment of $2.6 million in the fourth quarter of 2025. Subsequently, we entered into an exclusive listing agreement in February 2026 for the sale of the Former Headquarters Property (see Note 19).
Depreciation expense for property and equipment was $3.9 million, $2.4 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During 2025, we reclassified certain items of property and equipment attributable to our former Midland Facility with a carrying value of $2.2 million to assets held for sale (see Note 5).
8.    Leases
Our operating leases are primarily related to property leases for administrative and field offices, storage facilities, temporary housing and office equipment. Our operating leases have remaining lease terms of one to seven years. Renewal and termination options are included in the lease term when it is reasonably certain that we will exercise the option. Our finance leases were primarily related to vehicles used in our rental business; however, we terminated all such leases during 2024 and purchased the vehicles and recorded them in property and equipment. Prior to their termination, our finance leases generally had lease terms of three years. Our lease agreements do not contain any contingent rental payments, material residual guarantees or material restrictive covenants.

The following table reflects the amounts related to leases that are recorded on our Consolidated Balance Sheets as of the dates presented:

	Classification on Consolidated	December 31,
Description	Balance Sheets	2025	2024
Operating lease assets	Other assets	$2,373	$607

Current operating lease liabilities	Accrued liabilities	$462	$153
Noncurrent operating lease liabilities	Other long-term liabilities	1,911	454
Total lease liabilities		$2,373	$607

Weighted average remaining lease term (in years)		4.9	3.8
Weighted average discount rate		7.4%	8.3%
Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the years ended December 31, 2025, 2024 and 2023 were approximately $1.0 million, $0.7 million and $0.5 million, respectively.
The following table summarizes the cash paid for amounts included in the measurement of liabilities included in our Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (1) (2)	$1,010	$712	$485
Finance lease cost (3)	$—	$622	$95
(1)    Lease costs are classified in the Consolidated Statements of Operations within cost of revenues and selling, general and administrative expenses.
(2)     Includes costs of $0.6 million, $0.1 million and $0.3 million for leases with terms of 12 months or less and $0.4 million, $0.6 million and $0.2 million for leases with terms greater than 12 months for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)    All finance leases were terminated during 2024.
The following summarizes the future maturities of our lease liabilities for the periods presented:

Year Ending December 31,
2026	$594
2027	573
2028	554
2029	455
2030	361
Thereafter	323
Total lease payments	2,860
Less: Imputed interest	(487)
Total	$2,373
Rent expense under such leases was $0.4 million, $0.6 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of accrued liabilities as of the dates presented:

	December 31
	2025	2024
Accrued purchases	$4,960	$2,085
Compensation	3,121	3,483
Current operating leases	462	153
Interest	273	269
Sales taxes	421	355
Professional fees	426	393
Other	799	950
	$10,462	$7,688
10.    Long-Term Debt
Our outstanding long-term debt consists of the following as of the dates presented:

	December 31,
	2025	2024
Credit facility	$230,000	$170,000
We have a senior secured revolving credit agreement, as amended (the “Credit Facility”) with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”). On April 18, 2025, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) with the Lenders to (i) increase the total commitment to $400.0 million from $300.0 million, (ii) expand the accordion feature to $100.0 million from $50.0 million, (iii) reduce the interest rates by 50 to 75 basis points at comparable leverage levels and, (iv) provide for a more flexible leverage covenant that began on September 30, 2025. In connection with the Fourth Amendment, we incurred fees and debt issue costs of $1.3 million.
The Credit Facility provides for a total commitment of $400.0 million. We also have a right to request from the Lenders, an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
As of December 31, 2025, we had $230.0 million outstanding under our Credit Facility with a weighted average interest rate of 6.59%. As of December 31, 2025, we had approximately $170.0 million available for borrowing under the Credit Facility, subject to borrowing base determination that was determined to be $400.0 million. As of December 31, 2025, we were in compliance with all financial covenants in our Credit Facility.
Borrowing Base. At any time before the maturity of the Credit Facility, we may draw, repay and re-borrow amounts available under the borrowing base up to the maximum aggregate availability discussed above. Generally, the borrowing base equals the sum of (a) 85% of eligible accounts receivable owed to us, plus (b) 50% of the eligible inventory, valued at the lower of cost or market value at such time, subject to a cap of this component not to exceed $2.5 million, plus (c) the lesser of (i) 95% of the net book value of the compressors that the Administrative Agent has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time and (ii) 80% of the net liquidation value percentage of the net book value of the eligible compressors that the Administrative Agent has determined are eligible for the extension of credit, valued at the lower of cost or market value with depreciation not to exceed 25 years, at such time, plus (d) 80% of the net book value, valued at the lower of cost (excluding any costs for capitalized interest or other noncash capitalized costs) or market of the eligible new compressor fleet, minus (e) any required availability reserves determined by the Administrative Agent in its sole discretion. The Administrative Agent may adjust the borrowing base components if material deviations in the collateral are discovered in future audits of the collateral.

Interest and Fees. Under the terms of the Credit Facility, we have the option of selecting the applicable variable rate for each revolving loan, or portion thereof, of either (a) the Base Rate (as defined below) plus the Applicable Margin, or (b) in the case of a Term Secured Overnight Financing Rate (“SOFR”) Loan, the Adjusted Term SOFR rate plus the Applicable Margin. “Base Rate” means, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day; (b) the sum of the federal funds rate for such day plus 0.50%; and (c) the Adjusted Term SOFR for such day plus 1.00%. The Applicable Margin is determined based upon the leverage ratio as set forth in the most recent compliance certificate received by the Administrative Agent for each fiscal quarter from time to time pursuant to the Credit Facility. Depending on the leverage ratio, the Applicable Margin can be 1.50% to 2.25% for Base Rate Loans (as defined in the Credit Facility) and 2.50% to 3.25% for Term SOFR Loans and for requested letters of credit. In addition, we are required to pay a monthly commitment fee on the daily average unused amount of the commitment while the Credit Facility is in effect at an annual rate equal to 0.375% of the unused commitment amount. Accrued interest is payable monthly on outstanding principal amounts and unused commitment fee, provided that accrued interest on Term SOFR Loans is payable at the end of each interest period, but in no event less frequently than quarterly.
Covenants. The Credit Facility contains customary representations and warranties, as well as covenants which, among other things, condition or limit our ability to incur additional indebtedness and liens; enter into transactions with affiliates; make acquisitions in excess of certain amounts; pay dividends; redeem or repurchase capital stock or senior notes; make investments or loans; make negative pledges; consolidate, merge or effect asset sales; or change the nature of our business. In addition, we are subject to certain financial covenants in the Credit Facility that require us to maintain (i) a leverage ratio, as defined, lesser than or equal to (a) 3.50 to 1.00 for each fiscal quarter and (ii) a fixed charge coverage ratio greater than or equal to 1.25 to 1.00 as of the last day of each fiscal quarter.
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
11.    Income Taxes
The following table summarizes our provision for income taxes for the presented:

	Year Ended December 31,
	2025	2024	2023
Current income tax benefit (expense):
Federal	$156	$(88)	$—
State	(102)	(114)	(35)
Total current income tax benefit (expense)	54	(202)	(35)
Deferred income tax (expense) benefit:
Federal	(5,703)	(4,456)	(1,940)
State	(954)	219	102
Total deferred income tax expense	(6,657)	(4,237)	(1,838)
Provision for income taxes	$(6,603)	$(4,439)	$(1,873)
The following table summarizes the effective tax rates for the periods presented:

	Year Ended December 31,
	2025		2024		2023
Statutory rate	$(5,571)	21.0%	$(4,550)	21.0%	$(1,390)	21.0%
State and local taxes	(1,035)	3.9%	130	(0.6)%	86	(1.3)%
Stock-based compensation	—	—%	195	(0.9)%	(46)	0.7%
Nondeductible compensation	(251)	0.9%	(65)	0.3%	(543)	8.2%
Other	254	(1.0)%	(149)	0.7%	20	(0.3)%
Effective rate	$(6,603)	24.8%	$(4,439)	20.5%	$(1,873)	28.3%

The following table summarizes the income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and (liabilities) as of the dates presented:

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforward	$28,356	$20,600
Research and development credits	1,026	1,011
Stock-based compensation	132	269
Interest expense	285	2,756
Inventory reserves	794	1,293
Deferred compensation	693	827
Other	513	569
Total deferred income tax assets	31,799	27,325
Deferred income tax liabilities:
Property and equipment	(84,329)	(73,198)
Total deferred income tax liabilities	(84,329)	(73,198)
Net deferred income tax liabilities	$(52,530)	$(45,873)
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2020.
Income Taxes Receivable
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
In connection with the filing of these claims, we initially recorded a federal income tax receivable of approximately $15.0 million and certain related adjustments to our deferred tax liability. We subsequently received federal income tax refunds corresponding to the 2018 NOL carryback during 2020 leaving approximately $11.5 million remaining to be refunded in connection with the 2019 NOL carryback. In conjunction with the remaining income tax refund claim, we received a notice from the Internal Revenue Service (“IRS”) on March 8, 2023, stating that our income tax returns for 2015, 2016, 2017 and 2019 were selected for examination. Furthermore, and as is customary for income tax refunds of this magnitude, the IRS was required to review the refund claim and provide a report to the Joint Committee on Taxation of the U.S. Congress (“JCT”). As a result of the submission of the refund claim to the JCT, the IRS completed their review of the income tax returns for 2015, 2016 and 2017. Our request for refund was reviewed and concluded favorably with the JCT concurring with the IRS’s conclusions. Subsequent to a delay due to the federal government shutdown in October 2025, we received a total of $12.3 million in the first quarter of 2026. This amount includes tax refunds of $10.2 million and related interest of $2.1 million for the years 2015, 2016 and 2017. After receipt of these refunds, a total of $1.8 million attributable solely to 2019 remains open including an income tax refund of $1.5 million plus interest of $0.3 million.
Other Income Tax Attributes
As of December 31, 2025, we had NOL carryforwards for federal income tax purposes of $124.2 million, which may be carried forward indefinitely and can offset up to 80% of future taxable income in any given year. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), could limit the amount of NOL carryforwards used in any one year. In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). We also had state NOL carryforwards of $58.5 million with carryforward periods similar to those of our federal NOLs.
We paid a total of $0.3 million during 2025for income taxes, net of refunds received, including $0.1 million to the IRS and $0.1 million to the State of Texas. We have no reserves for uncertain tax positions as of December 31, 2025 and 2024.

12.    Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for executive officers, directors and certain eligible employees. The assets of the Deferred Compensation Plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. The Deferred Compensation Plan allows for deferral of up to 90 percent of a participant’s base salary, bonus, commissions, director fees and restricted stock and unit awards. Company owned life insurance (“COLI”) policies are held in the rabbi trust are utilized as a source of funding for the Deferred Compensation Plan. The cash surrender value of the COLI policies was $2.9 million and $3.0 million as of December 31, 2025 and 2024, respectively, with unrealized gains and (losses) related to the policies of $0.1 million, $0.2 million and $(0.2) million recorded as a component of Other income (expense) in our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.
For deferrals of base salary, bonus, commissions and director fees, settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The obligations to pay the deferred compensation and the deferred director fees are adjusted to reflect the positive or negative performance of investment measurement options selected by each participant and was $3.2 million and $3.8 million as of December 31, 2025 and 2024, respectively. The deferred obligations are included as a component of Other long-term liabilities on our Consolidated Balance Sheets.
For deferrals of restricted stock awards, the Deferred Compensation Plan does not allow for diversification, therefore, distributions are paid in shares of our common stock and the obligations are carried at their grant date fair values. As of December 31, 2025 and 2024, respectively, there were no unvested restricted stock and units being deferred. As of December 31, 2025 and 2024, respectively we have released and issued 140,115 and 191,700 shares to the Deferred Compensation Plan with a value of $4.7 million and $4.8 million, respectively.
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
14.    Stockholders’ Equity
Preferred Stock
As of December 31, 2025 and 2024, we had a total of 5,000,000 authorized preferred shares which may be issued in series with rights and preferences as designated by our Board of Directors. As of December 31, 2025 and 2024, there were no issued or outstanding preferred shares.
Common Stock
As of December 31, 2025 and 2024, we had a total of 30,000,000 authorized shares of common stock, par value $0.01 per share. As of December 31, 2025 and 2024, there were 13,882,860 and 13,761,664 shares issued and 12,573,014 and 12,451,818 shares outstanding, respectively.
Additional Paid-In Capital
Additional paid-in capital includes the cumulative amounts received in excess of the par value with respect to the public offerings of our common stock and the issuance of shares in connection with our stock-based compensation plans. Furthermore, additional paid-in capital is increased by the periodic cost of equity-classified stock-based compensation awards, net of any forfeitures and the cost of shares used to settle income tax obligations upon vesting.

Retained Earnings, Dividends and Comprehensive Income
Cash dividends are considered restricted payments as defined in the Credit Facility and may be made provided that certain conditions are satisfied as reflected in the Credit Facility, including the absence of any defaults, among others.
The following table summarizes our dividends declared and paid in cash for the periods presented:

Quarterly Period Ended	Dividends Declared per Share	Dividends Paid
December 31, 2025	$0.11	$1,383
September 30, 2025	$0.10	$1,254
Our comprehensive income is comprised only of our net income as there are no components that would be considered as other comprehensive income.
Treasury Stock and Share Repurchases
On August 8, 2025, our Board of Directors approved a share repurchase program (the “Repurchase Plan”). The Repurchase Plan provides for the repurchase of shares of our common stock from time to time in the open market as conditions, cash reserves, cash flows and the evaluation of uses of cash for operations, growth and share repurchase may allow. The Repurchase Plan is limited to $6 million and expires on August 6, 2027. There were no share repurchases during 2025.
15.     Revenues from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Rental	$164,326	$144,236	$106,159
Sales
Parts	2,120	5,106	6,311
Other (Compressors/Rebuilds)	1,872	2,507	2,610
	3,992	7,613	8,921
Aftermarket services	3,997	4,893	6,087
Total revenue	$172,315	$156,742	$121,167

For the periods ended December 31, 2024 and 2023, we recognized revenue of less than $0.4 million and $0.1 million from amounts related to sales that were included in deferred revenue at the beginning of 2024 and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2025 and 2024, we had no unsatisfied performance obligations.
Contract Costs
We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included within Selling, general and administrative expense in our Consolidated Statements of Operations.

16.    Stock-Based and Other Long-Term Incentive Compensation
We maintain two stockholder approved plans for the issuance of stock-based compensation awards to our employees, Board of Director members and certain independent contractors: (i) the 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), and (ii) the 1998 Stock Option Plan, as amended (the “Stock Option Plan”).
The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Equity-classified	$2,126	$1,821	$2,054
Liability-classified (1)	440	248	—
	$2,566	$2,069	$2,054
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.
Equity Incentive Plan
The Equity Incentive Plan provides for up to 1,650,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share unit (“PSUs”) and, (v) other equity-based awards. After consideration of the activity described in detail below, a total of 646,751 shares remained available for grant as of December 31, 2025.
Time-Vested Restricted Stock and Restricted Stock Units
The following table summarizes all restricted stock and RSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	131,183	$16.39	5.15	$3,516
Granted	75,031	$22.78		$1,709
Vested	(85,699)	$15.96		$2,150
Canceled/Forfeited	(15,050)	$19.65		$411
Outstanding, December 31, 2025	105,465	$20.82	3.70	$3,516
We recognized stock compensation expense from restricted stock and RSUs of $1.2 million, $1.3 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was a total of approximately $1.4 million of unrecognized compensation expense related to the unvested portion of the restricted stock and RSUs. This expense is expected to be recognized over the next 2.1 years.
Cash-Settled Restricted Stock Units
The 2025 and 2024 grant of RSUs to the non-employee members of our Board of Directors that can be settled in cash represent liability-classified awards. Accordingly, compensation expense associated with these awards accumulates as a component of Accrued liabilities on our Consolidated Balance Sheet until the awards vest and are settled. Compensation expense associated with these awards is based upon the fair value of NGS common stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.

The following table summarizes all cash settled RSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	15,069	$19.51	0.50	$294
Granted	13,812	$24.60		$340
Vested	(12,259)	$19.50		$240
Canceled/Forfeited	(2,810)	$19.57		$55
Outstanding, December 31, 2025	13,812	$24.60	0.42	$380
Cumulative compensation expense attributable to the cash-settled RSUs can range from zero to a maximum based on the total number of units vesting multiplied by closing price of our common stock on the vesting date.
Performance Share Units
PSU awards, which have been granted to certain executive officers during the years ended December 31, 2025 and 2024, are based upon performance for a three-year period ending December 31, 2026 for the 2024 grants and December 31, 2027 for the 2025 grants measured against relative total shareholder return (“TSR”) compared to a peer group of companies as established by the Compensation Committee. The PSU award payouts range from zero (if the Company ranks below the 31.25 percentile) and up to 200% (if the Company ranks first) based upon our relative TSR performance ranking (subject to certain caps based on absolute TSR as defined in the PSU agreements).
With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of the peer companies, including NGS common stock, which is deemed a “market condition,” the grant-date fair values of the PSUs have been determined using a binomial pricing model, or a Monte Carlo simulation model.
The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the periods presented:

	Year Ended December 31,
	2025	2024
Weighted-average grant date fair value of PSUs granted	$28.22	$22.47
Risk free rate	3.64% to 3.93%	4.09% to 4.39%
Expected volatility	43.9% to 46.5%	43.4% to 44.2%
Expected dividend yield	—%	—%
The following table summarizes all PSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	56,764	$22.47	2.22	$—
Granted	41,724	$28.22		$—
Vested	8,160	$22.48		$—
Canceled/Forfeited	(12,147)	$22.48		$—
Outstanding, December 31, 2025	94,501	$22.47	2.22	$—
We recognized stock compensation expense from PSUs of $0.6 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was a total of approximately $1.1 million of unrecognized compensation expense related to the unvested portion of the PSUs. This expense is expected to be recognized over the next 1.6 years.

Stock Option Plan
The Stock Option Plan provides for the granting of incentive and non-qualified stock options for up to 1,000,000 shares of common stock. After consideration of the activity described in detail below, a total of, 395,169 shares remained available for grant as of December 31, 2025. While the Stock Option Plan expired on February 28, 2026, all stock options that were outstanding as of December 31, 2025 will remain subject to their vesting rights through their contractual lives. Any future grants of stock options will be sourced from the Equity Incentive Plan
Option awards are generally granted with an exercise price equal to the market price of our stock at the date of grant; those option awards generally vest in equal increments over three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Option Plan).
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
The following table summarizes the weighted average grant date fair values of options granted and the assumptions used in the Black-Scholes option valuation model for their determination for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of options granted	$12.07	$12.25	$5.11
Risk free rate	4.07%	4.36%	3.99%
Expected life	6.47	6.53	6.49
Expected volatility	50.04%	48.25%	47%
Expected dividend yield	0.08%	—%	—%
The following table summarizes all option activity during the year ended December 31, 2025:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	113,751	$20.44	5.84	$747
Granted	44,250	$22.34		$—
Exercised	(14,833)	$14.38		$186
Canceled/Forfeited	(8,833)	$23.16		$31
Expired	(23,167)	$22.90		$—
Outstanding, December 31, 2025	111,168	$21.28	7.27	$1,375
Outstanding, Exercisable, December 31, 2025	45,919	$20.01	5.00	$626
The following table summarizes information about our stock options outstanding as of December 31, 2025:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	19,501	6.32	$10.82	17,835	$10.92
$18.01-$26.00	75,417	8.84	$22.50	11,834	$22.53
$26.01-$30.00	16,250	1.13	$28.15	16,250	$28.15
	111,168	7.27	$21.28	45,919	$20.01

The following table summarizes changes in our unvested stock options during the year December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	48,998	$11.35
Granted	44,250	$12.07
Vested	(20,999)	$10.61
Canceled/Forfeited	(7,000)	$12.29
Unvested at December 31, 2025	65,249	$11.97
We recognized stock compensation expense from stock options of $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $0.4 million of unamortized compensation cost related to unvested stock options.
Other Long-Term Incentive Compensation
From time to time and under certain circumstances, the Compensation Committee of our Board of Directors may grant cash-based incentive compensation awards that vest over periods greater than one year as a supplement to stock-based awards and in addition to customary annual incentive cash bonuses. Total compensation expense related to these long-term incentive awards was approximately $0.4 million for the year ended December 31, 2023. The awards associated with these compensation charges were fully vested and settled in cash prior to December 31, 2023. Accordingly, there were no amounts remaining as unrecognized compensation and no outstanding obligations as of December 31, 2025 and 2024 for these and any similar awards.
17.    Related Party Transactions
During the years ended December 31, 2025, 2024 and 2023 we sold less than $0.1 million, $0.7 million, and $0.9 million, respectively, of compressor components to N-G Joint Venture, LLC (“N-G”) our 14% joint venture. As of December 31, 2025 and 2024, we had accounts receivable of $0.1 million and $0.1 million with N-G, respectively.
During the years ended December 31, 2024 and 2023, we paid less than $0.1 million and $0.3 million, respectively, to Mill Road Capital, a shareholder that previously held more than five percent of outstanding shares, for expense reimbursements primarily related to a cooperation agreement that expired in 2025. No amounts were paid during 2025.
18.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$19,928	$17,227	$4,747
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,538	12,412	12,316
Denominator for diluted earnings per share:
Weighted average common shares outstanding	12,538	12,412	12,316
Dilutive effect of stock-based compensation awards	157	142	67
Weighted average common shares outstanding - Diluted	12,695	12,554	12,383
Earnings per share:
Basic	$1.59	$1.39	$0.39
Diluted	$1.57	$1.37	$0.38

The following table summarizes the actual number of stock-based compensation awards that were excluded from the determination of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Stock options	89,667	83,917	129,751
Restricted stock and RSUs	—	13,345	10,984
	89,667	97,262	140,735
19.    Subsequent Events
On February 9, 2026, we announced that our Board of Directors declared a cash dividend of $0.11 per share to stockholders of record as of February 18, 2026. The dividend was paid on March 4, 2026 for a total of $1.4 million.
On February 10, 2026, we entered into an exclusive listing agreement to sell the Former Headquarters Property. The proposed sale of the Former Headquarters Property as well as our ongoing effort to sell our former fabrication facility in Midland (see Note 5) are part of our broader efforts to monetize certain noncash assets. We anticipate a closing of the Former Headquarters Property in the second half of 2026.
We have evaluated all events subsequent to the balance sheet date as of December 31, 2025 and through the date this report was issued and determined that there have been no other events that would require adjustments or additional disclosures to our Consolidated Financial Statements.