Form 10-Q
period 2026-03-31
NATURAL GAS SERVICES GROUP INC
filed 2026-05-11
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______  to ______
Commission File Number 1-31398

NATURAL GAS SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 State Street, Suite 400
Southlake, Texas 76092
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
As of May 8, 2026 there were 12,598,365 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$2,311	$—
Trade accounts receivable, net of provision for credit losses	22,950	18,497
Inventory, net of allowance for obsolescence	21,780	20,647
Income taxes receivable and prepayments	1,690	14,056
Prepaid expenses and other	3,352	1,696
Assets held for sale	10,986	2,227
Total current assets	63,069	57,123
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	503,027	498,525
Property and equipment, net of accumulated depreciation	11,994	20,519
Other assets	10,825	10,619
Total assets	$588,915	$586,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,486	$14,048
Accrued liabilities	11,848	10,462
Total current liabilities	23,334	24,510
Long-term debt	226,000	230,000
Deferred income taxes	54,653	52,530
Other long-term liabilities	4,394	5,030
Total liabilities	308,381	312,070
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 13,907 and 13,883 shares issued, respectively	139	138
Additional paid-in capital	121,261	120,811
Retained earnings	174,138	168,771
Treasury shares, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	280,534	274,716
Total liabilities and stockholders’ equity	$588,915	$586,786

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended
	March 31,
	2026	2025
Revenue:
Rental	$47,115	$38,910
Sales	491	1,927
Aftermarket services	861	546
Total revenue	48,467	41,383
Cost of revenue (excluding depreciation and amortization):
Rental	17,090	14,840
Sales	624	2,016
Aftermarket services	505	271
Total cost of revenues (excluding depreciation and amortization)	18,219	17,127
Selling, general and administrative expense	6,508	5,378
Depreciation and amortization	10,325	8,636
Inventory allowance	—	61
Retirement of rental equipment	412	728
Gain on disposition of assets, net	(70)	(54)
Total operating costs and expenses	35,394	31,876
Operating income	13,073	9,507
Other income (expense):
Interest expense	(4,028)	(3,170)
Other income (expense)	(126)	(1)
Total other income (expense), net	(4,154)	(3,171)
Income before income taxes	8,919	6,336
Provision for income taxes	(2,156)	(1,482)
Net income	$6,763	$4,854
Earnings per share:
Basic	$0.54	$0.39
Diluted	$0.53	$0.38
Weighted average shares outstanding:
Basic	12,584	12,462
Diluted	12,746	12,611

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	359	—	—	—	359
Vesting of restricted stock/units	—	—	22	—	—	—	—	—	—
Taxes paid related to net shares settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	4,854	—	—	4,854
March 31, 2025	—	$—	13,784	$138	$118,768	$156,362	1,310	$(15,004)	$260,264

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2026	—	$—	13,883	$138	$120,811	$168,771	1,310	$(15,004)	$274,716
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	23	—	—	—	—	—	—
Exercise of common stock options	—	—	2	1	66	—	—	—	67
Taxes paid related to net shares settlement of equity awards	—	—	(1)	—	(195)	—	—	—	(195)
Dividends declared	—	—	—	—	—	(1,396)	—	—	(1,396)
Net income	—	—	—	—	—	6,763	—	—	6,763
March 31, 2026	—	$—	13,907	$139	$121,261	$174,138	1,310	$(15,004)	$280,534
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,763	$4,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,325	8,636
Inventory allowance	—	61
Retirement of rental equipment	412	728
Gain on disposition of assets, net	(70)	(54)
Amortization of debt issuance costs	325	212
Deferred income taxes	2,123	1,450
Stock-based compensation	579	359
Provision for credit losses	88	208
Loss on company owned life insurance	125	17
Changes in operating assets and liabilities:
Trade accounts receivables	(4,541)	3
Inventory	(1,133)	647
Prepaid expenses, income taxes receivable and prepayments	10,710	64
Accounts payable and accrued liabilities	(1,380)	4,617
Other	(1,291)	(535)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,035	21,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of rental equipment, property and other equipment	(15,247)	(19,256)
Proceeds from disposition of assets, net	37	—
NET CASH USED IN INVESTING ACTIVITIES	(15,210)	(19,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	9,000	6,000
Repayments of credit facility borrowings	(13,000)	(8,000)
Payments of debt issuance costs	(1)	—
Proceeds from exercise of stock options	67	—
Payment of dividends	(1,385)	—
Taxes paid related to net share settlement of equity awards	(195)	(6)
NET CASH USED IN FINANCING ACTIVITIES	(5,514)	(2,006)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,311	5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,142
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,311	$2,147
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$3,653	$2,936
Income taxes paid, net of refunds received	$(10,196)	$16
NON-CASH TRANSACTIONS:
Transfer of property and equipment to assets held for sale	$8,759	$—
Accrued purchases of property and equipment	$228	$524

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)
(unaudited)
1.    Description of Business
Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Colorado corporation), is a leading provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, install, service and maintain compressors and related equipment and parts for our customers’ oil and gas production and processing facilities, generally using equipment from OEM suppliers along with limited in-house assembly. We are headquartered in Southlake, Texas, with administrative offices in Midland, Texas, an assembly facility located in Tulsa, Oklahoma and service facilities located in major oil and gas producing basins in the continental United States (“U.S.”).

2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of the Company, its subsidiary, NGSG Properties, LLC and the rabbi trust associated with our deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.
These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position as of March 31, 2026, and the results of our operations for the three months ended March 31, 2026, and 2025, respectively. As permitted by the rules and regulations of the SEC, the accompanying Condensed Consolidated Financial Statements do not include all disclosures normally required by GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In our opinion, the Condensed Consolidated Financial Statements provide a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.
Although we review our service and product offerings (rentals, sales and aftermarket services) to analyze the nature of our revenue, costs and expenses, the net income and non-GAAP financial measures including Adjusted EBITDA and Adjusted gross margin are not captured or analyzed by these categories. Our chief executive officer (“CEO”) serves as the chief operating decision maker and does not make resource allocation decisions or assess the performance of the business based on these service and product offerings, but rather on the entire entity in the aggregate. Accordingly, the measures of profit and loss and total assets are effectively those of the Company as a whole as reflected in these Condensed Consolidated Financial Statements. Based on these facts and circumstances, we have concluded that we operate in one business segment.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.
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

3.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	March 31,	December 31,
	2026	2025
Trade accounts receivable
Rentals	$20,678	$16,565
Sales and aftermarket services	2,662	2,249
	23,340	18,814
Less: Provision for credit losses	(390)	(317)
Total trade accounts receivable, net	$22,950	$18,497
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressor equipment, (ii) the sale of compressor parts, other equipment and rebuild services and (iii) the performance of aftermarket services.
Major Customers and Concentration of Credit Risk
Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) and Devon Energy Corporation (“Devon”) in the three months ended March 31, 2026 and 2025 amounted to 64 percent and 55 percent of revenue on a combined basis, respectively. No other single customer accounted for more than 10 percent of our revenues during these periods. Likewise, Oxy’s and Devon’s accounts receivable balances amounted to 63 percent and 62 percent of our accounts receivable on a combined basis as of March 31, 2026, and December 31, 2025, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of these dates.
Provision for Credit Losses
The following table summarizes the changes in our provision for credit losses for the periods presented:

	Three months ended	Year ended
	March 31,	December 31,
	2026	2025
Beginning balance	$317	$1,249
Provision for credit losses	88	155
Write-offs	(15)	(1,087)
Ending balance	$390	$317
Management believes that the provision is adequate; however, actual write-offs may exceed the recorded provision. The substantial write-off of the provision for credit losses during the year ended December 31, 2025 reflects certain aged receivables that were no longer deemed collectible.

4.    Inventory
The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	March 31,	December 31,
	2026	2025
Parts and supplies, net of allowance of $2,552 for each period, respectively	$21,185	$20,104
Work-in-process	595	543
Inventory - current	21,780	20,647
Parts and supplies - long term, net of allowance of $1,020 for each period, respectively	—	—
Total inventory	$21,780	$20,647
Our long-term inventory, which is fully reserved for obsolescence, consists of excess materials and supplies that remain viable but with limited market opportunities.

The following table summarizes the changes in our allowance for obsolescence for the periods presented:

	March 31,	December 31,
	2026	2025
Beginning balance	$3,572	$5,867
Allowance for obsolescence	—	1,114
Write-offs	—	(3,409)
Ending balance	$3,572	$3,572
The substantial write-off of the allowance for obsolescence during the year ended December 31, 2025 reflects the disposal of inventory items, including engines, frames and coolers, among other items that were previously held and reserved at our former fabrication, repair and overhaul facility in Midland, Texas (the (“Midland Facility”).
5.    Assets Held for Sale and Restructuring Activities
As part of our broader efforts to monetize certain noncash assets, we began a process during 2025 to explore and ultimately pursue transactions to sell certain non-core real estate assets. These properties and the related restructuring actions are described below. The carrying value of these properties are reflected as assets held for sale and are included as a component of current assets on our Condensed Consolidated Balance Sheet.
Former Headquarters Property
In connection with our efforts to plan for an eventual sale of our former corporate headquarters facility including a building and land in Midland, Texas (the “Former Headquarters Property”), we undertook certain actions in the fourth quarter of 2025 to begin building-out a new leased office facility in Midland, Texas. We recorded an impairment during the fourth quarter of 2025 to reduce the carrying value of the Former Headquarters Property to its fair value, less costs to sell, or $8.8 million. In February 2026, we entered into an exclusive listing agreement to sell the Former Headquarters Property.
Midland Facility
During the second quarter of 2025, we completed all activities necessary to terminate operations at the Midland Facility and to begin marketing the facility for sale. The closure of the Midland Facility was part of our strategy to streamline and outsource our assembly operations and monetize company-owned real estate as disclosed previously. We are party to an exclusive listing agreement and are currently marketing the Midland Facility, which has a carrying value of $2.2 million.
In connection with the complete closure of the Midland Facility, we terminated eight employees and incurred $0.1 million of severance and termination benefits all of which were paid and settled during April 2025. In addition, we disposed of all inventory items, including engines, frames and coolers, among other items that were fully reserved (see Note 4).
6.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	March 31,	December 31,
	2026	2025
Compressor units	$719,988	$712,693
Work-in-progress	18,511	24,894
	738,499	737,587
Accumulated depreciation	(235,472)	(239,062)
Rental equipment, net of accumulated depreciation	$503,027	$498,525
We evaluated our rental equipment for potential impairments as of March 31, 2026, and December 31, 2025 and determined that none were present. We retired 134 and 68 units representing 17,700 and 12,073 horsepower, with remaining carrying values of $0.4 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively. Depreciation expense for rental equipment was $9.2 million and $7.7 million for the three months ended March 31, 2026, and 2025, respectively. We capitalized interest totaling approximately $0.2 million and $0.6 million, for the three months ended March 31, 2026, and 2025, respectively.

7.    Property and Equipment
The following table summarizes our property and non-rental equipment as of the dates presented:

	March 31,	December 31,
	2026	2025
Land	$441	$1,562
Building	4,613	16,703
Leasehold improvements	488	1,026
Office equipment and furniture	684	2,099
Software	52	619
Machinery and equipment	4,147	5,068
Vehicles	15,949	15,315
Work-in-progress	1,497	1,137
	27,871	43,529
Less accumulated depreciation	(15,877)	(23,010)
Total	$11,994	$20,519
Depreciation expense for property and equipment was $1.1 million and $0.9 million for the three months ended March 31, 2026, and 2025, respectively.
During the quarter ended March 31, 2026, we reclassified certain items of property and equipment attributable to our Former Headquarters Property with a carrying value of $8.8 million to assets held for sale (see Note 5).
8.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of accrued liabilities as of the dates presented:

	March 31,	December 31,
	2026	2025
Accrued purchases	$6,355	$4,960
Compensation	3,632	3,121
Right of use obligations	471	462
Interest	267	273
Sales taxes	433	421
Professional fees	439	426
Other	251	799
	$11,848	$10,462

9.    Long-Term Debt
Our outstanding long-term debt consists of the following, as of the dates presented:

	March 31,	December 31,
	2026	2025
Credit facility	$226,000	$230,000
We have a senior secured revolving credit agreement, as amended (the “Credit Facility”) with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”).

The Credit Facility provides for a total commitment of $400.0 million. We also have a right to request from the Lenders an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
As of March 31, 2026, we had $226.0 million outstanding under our Credit Facility with a weighted average interest rate of 6.79%. As of March 31, 2026, we had approximately $174.0 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of March 31, 2026, we were in compliance with all financial covenants in our Credit Facility.
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
12.    Stockholders’ Equity
Dividends and Comprehensive Income
Cash dividends are considered restricted payments as defined in the Credit Facility (see Note 9) and may be made provided that certain conditions are satisfied as reflected in the Credit Facility, including the absence of any defaults, among others. With respect to the dividends presented in the table below, all of the necessary conditions have been satisfied.
The following table summarizes our dividends declared and paid in cash for the periods presented:

Quarterly Period Ended	Dividends Declared per Share	Dividends Paid
March 31, 2026	$0.11	$1,385
Our comprehensive income is comprised only of our net income as there are no components that would be considered as other comprehensive income.

13.    Revenues from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended March 31,
	2026	2025
Rental	$47,115	$38,910
Sales
Parts	392	1,019
Other (Compressors/Rebuilds)	99	908
	491	1,927
Aftermarket services	861	546
Total revenue	$48,467	$41,383
No amounts were recognized in revenue attributable to deferred revenue during the three months ended March 31, 2026 and 2025.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2026, and December 31, 2025, we had no deferred revenue related to unsatisfied performance obligations.
Contract Costs
We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
14.    Stock-Based and Other Long-Term Incentive Compensation
We maintain the stockholder-approved 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”) for the issuance of stock-based compensation awards to our employees, certain consultants and Board of Director members. The Equity Incentive Plan provides for a total of 1,650,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share units (“PSUs”) and (v) other equity-based awards. After consideration of the activity described in detail below, a total of 530,393 shares remained available for grant under the Equity Incentive Plan as of March 31, 2026. The Equity Incentive Plan expires on June 20, 2034. Until its expiration on February 28, 2026, we also maintained the 1998 Stock Option Plan, as amended (the “Stock Option Plan”) through which we issued stock options for all years prior to 2026.
The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Three months ended March 31,
	2026	2025
Equity-classified	$579	$359
Liability-classified (1)	138	—
	$717	$359
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.

Stock Options
While the Stock Option Plan has expired, all stock options that were outstanding as of December 31, 2025 will remain subject to their vesting rights through their contractual lives. All options granted after 2025, including those indicated below, were granted under the Equity Incentive Plan. A summary of all option activity during the three months ended March 31, 2026 is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	111,168	$21.28	7.27	$1,375
Granted	21,500	$36.17		$49
Exercised	(2,000)	$10.58		$48
Canceled/Forfeited	(7,583)	$22.59		$96
Expired	—	$—		$—
Outstanding, March 31, 2026	123,085	$23.98	7.24	$1,694
Exercisable, March 31, 2026	55,753	$20.82	5.61	$943

The following table summarizes information about our stock options outstanding as of March 31, 2026:

Range of Exercise Prices:	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	17,501	6.11	$10.85	15,835	$10.96
$18.01-$26.00	67,834	8.60	$22.50	23,668	$22.38
$26.01-$30.00	37,750	6.03	$32.72	16,250	$28.15
	123,085	6.60	$11.28	55,753	$16.33
The following table summarizes changes in our unvested stock options during the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2025	65,249	$11.97
Granted	21,500	$17.44
Vested	(11,834)	$12.00
Canceled/Forfeited	(7,583)	$12.23
Unvested, March 31, 2026	67,332	$13.69
As of March 31, 2026, there was a total of approximately $0.5 million of unrecognized compensation cost related to unvested options which is expected to be recognized over the next 2.09 years.

Time-Vested Restricted Stock and Restricted Stock Units
The following table summarizes all restricted stock and RSU activity during the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	105,465	$20.82	3.71	$3,549
Granted	53,745	$36.17		$2,066
Vested	(36,082)	$15.58		$722
Canceled/Forfeited	—	$—		$—
Outstanding, March 31, 2026	123,128	$27.57	5.84	$5,225
As of March 31, 2026, there was a total of approximately $2.9 million of unrecognized compensation cost related to unvested restricted stock and RSUs which is expected to be recognized over the next 2.45 years.
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

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	13,812	$24.60	0.42	$340
Granted	—	$—		$—
Vested	—	$—		$—
Canceled/Forfeited	—	$—		$—
Outstanding, March 31, 2026	13,812	$24.60	0.12	$340
Performance Share Units
The potential payout for the PSU awards is based upon performance for a three-year period ending December 31, 2026 for the 2024 grants, December 31, 2027 for the 2025 grants and December 31, 2028 for the 2026 grants measured against relative total shareholder return (“TSR”) compared to a peer group of companies as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 31.25th percentile for the 2024 and 2025 grants and below the 30th percentile for the 2026 grant) and up to 200% (if the Company ranks first) based upon our relative TSR performance ranking (subject to certain caps based on absolute TSR as defined in the PSU agreements).
With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of the peer companies, including NGS common stock, which is deemed a “market condition,” the grant-date fair values of the PSUs have been determined using a binomial pricing model, or a Monte Carlo simulation model.
The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the three months ended March 31, 2026:

Weighted-average grant date fair value of PSUs granted	$43.97
Risk free rate	3.74%
Expected volatility	44.8%

The following table summarizes all PSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	78,181	$24.90	1.64	$—
Granted	41,113	$43.97		$—
Vested	—			$—
Canceled/Forfeited	—			$—
Outstanding, March 31, 2026	119,294	$31.47	1.93	$—
As of March 31, 2026, there was a total of approximately $2.8 million of unrecognized compensation cost related to the unvested portion of the PSUs which is expected to be recognized over the next 1.93 years.
15.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$6,763	$4,854
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,584	12,462
Denominator for diluted earnings per common share:
Weighted average common shares outstanding	12,584	12,462
Dilutive effect of stock-based compensation awards	162	149
Weighted average common shares outstanding - Diluted	12,746	12,611
Earnings per common share:
Basic	$0.54	$0.39
Diluted	$0.53	$0.38
The following table summarizes the actual number of stock-based compensation awards that were excluded from the determination of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three months ended March 31,
	2026	2025
Stock options	21,500	96,500
Restricted stock and RSUs	—	7,595
PSUs	41,113	—
	62,613	104,095
16.    Subsequent Events
On May 11, 2026, we announced that our Board of Directors declared a cash dividend of $0.15 per share to stockholders of record as of May 20, 2026 expected to be paid on June 3, 2026.
We have evaluated all events subsequent to the balance sheet date as of March 31, 2026, and through the date this report was issued and determined that there have been no other events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information pertaining to us, our industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “guidance,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. These risks, contingencies and uncertainties, include, but are not limited to, the following:
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
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or that we are unable to control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements including Item 1A, Risk Factors, in our 2025 Annual Report, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company”, “NGS”, “Natural Gas Services Group”, “we,” “us” or “our”) for the periods ended March 31, 2026, and 2025 are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” above.
All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended March 31, 2026, or 2025, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”
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
We conduct our operations in several oil and gas producing basins throughout the United States including the Permian, Barnett Shale, Anadarko, San Juan, Utica/Marcellus Shale, Eagle Ford Shale and Antrim Shale. We have operating facilities in five states including Texas, Oklahoma, New Mexico, Michigan and Ohio. A total of 79 percent of our rental revenue is generated from the Permian Basin and approximately 91 percent of our rental revenue supports oil production primarily in the form of gas lift operations. We operate in one reporting segment.
Operating Highlights
The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	Three months ended March 31,
	2026	2025
Rented horsepower (at period end)	574,969	492,679
Average rented horsepower	570,847	492,218
Fleet horsepower available (at period end):	661,872	603,391
Fleet horsepower available - average	667,682	601,116
Horsepower utilization (at period end)	86.9%	81.7%
Average horsepower utilization	85.5%	81.9%
Units utilized (at period end)	1,243	1,202
Fleet units (at period end):	1,801	1,916
Unit utilization (at period end)	69.0%	62.7%
Rental revenues	$47,115	$38,910
Total revenues	$48,467	$41,383
Rental revenues as a percent of total revenues	97.2%	94.0%
Of the total horsepower utilized as of March 31, 2026, 465,638 of horsepower was being rented under contracts expiring between 2026 and 2031 and 109,331 of horsepower was being rented on a month-to-month basis. Of the 1,243 compressors utilized as of March 31, 2026, 754 units were being rented under multi-year contracts and 489 units were being rented on a month-to-month basis.

Our Performance Trends and Outlook
The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels and pricing of oil and gas.
Crude Oil. The level of production for crude oil activity and capital expenditures has generally been dependent upon the prevailing view of future crude oil prices, which is influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC, the United Arab Emirates and Russia, and other factors. Regardless of current oil price volatility driven by geopolitical factors, we expect demand for compression overall, and specifically our fleet to remain strong.
Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short-term price volatility remains a factor due to geopolitical influences, weather and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian basin and the Utica and Marcellus Shales.
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

The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted Gross Margin with further detail by revenue classification for the periods presented:

	Three months ended March 31,
	2026	2025
Total revenue	$48,467	$41,383
Cost of revenue, exclusive of depreciation and amortization	(18,219)	(17,127)
Depreciation allocable to cost of revenues	(10,165)	(8,539)
Gross margin	20,083	15,717
Depreciation allocable to cost of revenues	10,165	8,539
Adjusted gross margin	$30,248	$24,256

Adjusted gross margin by revenue classification:
Rental	$30,025	$24,070
Sales	(133)	(89)
Aftermarket services	356	275
Total adjusted gross margin	$30,248	$24,256

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
•it helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating structure; and
•it is used by our management for various purposes, including as a measure of operating performance, in presentations to our Board of Directors, and as a basis for strategic planning and forecasting and a component for setting incentive compensation.
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
	2026	2025
Net income	$6,763	$4,854
Interest expense	4,028	3,170
Income tax expense	2,156	1,482
Depreciation and amortization	10,325	8,636
Inventory allowance	—	61
Retirement of rental equipment	412	728
Stock-based compensation	579	359
Adjusted EBITDA	$24,263	$19,290

Results of Operations
Three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Rentals
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
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Rental revenue	$47,115	$38,910	$8,205	21.1%
Cost of rentals (excluding depreciation and amortization)	17,090	14,840	2,250	15.2%
Rental adjusted gross margin	$30,025	$24,070	$5,955	24.7%
Rental adjusted gross margin percentage	63.7%	61.9%	1.8%
Percent of total company revenues	97.2%	94.0%	3.2%
Rented horsepower (at period end)	574,969	492,679	82,290	16.7%
Horsepower utilization (at period end)	86.9%	81.7%	5.2%
Units utilized (at period end)	1,243	1,202	41	3.4%
Units utilization	69.0%	62.7%	6.3%
Rental revenue increased for the three months ended March 31, 2026, as compared to the corresponding period in 2025 due primarily to an increase in rented horsepower and units. The increase in revenue reflects a continuing trend of growing demand for our large horsepower units (400 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. Our utilized horsepower increased during the first quarter of 2026 as compared to the prior year period which reflects the continued addition of large horsepower units to our fleet consistent with our emphasis on larger units over the past several years, as well as the retirement of certain older medium and small horsepower units from the fleet. Through March 31, 2026, we placed into service a total of 98 newly set units, including 64 from our existing fleet and 34 new units. Of those unit sets, a total of 37 were large horsepower units and 34 of those were new units to the fleet.
The cost of rentals increased on an absolute basis, consistent with revenues, due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. An expanding portion of our rented compressor units utilize our proprietary System Management and Recovery Technology (“SMART”) and telemetry software which reduces unplanned shutdowns and increases productivity. Despite inflationary pressure associated with our primary cost components, the SMART and telemetry technology allows us to streamline and manage our maintenance activities more efficiently and thereby mitigate the costs to a manageable extent. As a percentage of revenue, cost of rentals, specifically labor, replacement parts, and lubricants declined compared to the first and fourth quarters in 2025. We expect these costs will normalize over the coming quarters. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the three months ended March 31, 2026, compared to the comparable period in 2025.

Sales
We generate revenue primarily from the sale of compressor parts and to a lesser extent repair and overhaul services. Costs of sales primarily include purchases of component materials. In addition, our costs of sales include overhead and related support costs attributable to our storage, assembly facilities including Midland, Texas through its closure at the end of March 2025.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressor parts and equipment and repair/overhaul services for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Sales revenue	$491	$1,927	$(1,436)	(74.5)%
Cost of sales (excluding depreciation and amortization)	624	2,016	(1,392)	(69.0)%
Sales adjusted gross margin	$(133)	$(89)	$(44)	49.4%
Sales adjusted gross margin percentage	(27.1)%	(4.6)%	(22.5)%
Percent of total company revenues	1.0%	4.7%	(3.7)%
Sales revenue declined for the three months ended March 31, 2026, compared to the corresponding period in 2025 due primarily to the phasing out of direct sales of compressors and repair/overhaul work which was the primary focus of the former Midland Facility. The costs to support our sales revenues declined on an absolute basis, primarily reflecting a substantially lower volume of business. Sales represented a negligible negative contribution to gross margin in the three months ended March 31, 2026, and 2025, respectively.

Aftermarket Service
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Aftermarket services revenue	$861	$546	$315	57.7%
Cost of aftermarket services (excluding depreciation and amortization)	505	271	234	86.3%
Aftermarket services adjusted gross margin	$356	$275	$81	29.5%
Aftermarket services adjusted gross margin percentage	41.3%	50.4%	(9.1)%
Percent of total company revenues	1.8%	1.3%	0.5%
Third party aftermarket services revenues, costs and absolute gross margin increased for the three months ended March 31, 2026, compared to the corresponding period during 2025; however, the gross margin percentage declined over the prior period in 2025. The increase in revenue and costs is primarily attributable to a marginally higher volume of unit commissioning work performed during the 2026 period compared to 2025. The margin decline is attributable to higher level of freight services passed on to customers during the 2025 period. Aftermarket services represented an insignificant portion of our gross margin in the three months ended March 31, 2026, and 2025, respectively.
Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include compensation and benefits, including stock-based compensation, commissions and other support costs of departments serving administrative and corporate governance functions, such as executive management, finance and accounting, sales and marketing, procurement, logistics and supply chain, human resources, information technology (“IT”), health, safety and environmental and investor relations. In addition, SG&A includes non-personnel costs, such as rent and occupancy, IT support, professional fees and other supporting corporate expenses including public company compliance and related costs.

The following table summarizes the components of our SG&A expenses for the periods presents:

	Three months ended March 31,
	2026	2025	Change	%
Primary selling, general and administrative expenses	$5,929	$5,019	$910	18.1%
Stock-based compensation - equity classified	579	359	220	61.3%
Total	$6,508	$5,378	$1,130	21.0%
SG&A expenses as a percent of total revenues	13.4%	13.0%	0.4%
SG&A expenses increased during the three months ended March 31, 2026, as compared to the corresponding period in 2025. In general, the increase in our total SG&A expenses reflects a higher level of cost to appropriately scale our administrative function. The increase in primary SG&A expenses during the three months ended March 31, 2026 as compared to 2025 was impacted by (i) higher professional fees and public company costs of $0.4 million, (ii) higher salaries and benefits, including short-term incentive compensation, of $0.2 million reflecting support staff growth and performance, (iii) higher IT support costs of $0.1 million in support of our growth initiatives and noncapitalizable costs associated with certain IT system conversion projects and (iv) higher occupancy and office costs of $0.1 million. Our equity classified stock-based compensation increased during the 2026 period over 2025 due primarily to a higher mix of performance-based share unit awards, or PSUs, for our executive officers in the 2026 period. PSUs generally have a higher grant-date fair value than traditional restricted stock and restricted stock units.
Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Depreciation and amortization allocable to cost of revenues:
Rental	$10,034	$8,436	$1,598	18.9%
Sales	117	92	25	27.2%
Aftermarket services	14	11	3	27.3%
	10,165	8,539	1,626	19.0%
Corporate depreciation	160	97	63	64.9%
Total	$10,325	$8,636	$1,689	19.6%
Depreciation and amortization as a percent of total revenues	21.3%	20.9%	0.4%
Depreciation and amortization expense increased for the three months ended March 31, 2026, as compared to the corresponding period in 2025, due primarily to depreciation expense associated with the large horsepower units placed in service during 2025 continuing through March 31, 2026. These higher horsepower unit additions are reflective of our strategic plans to concentrate our business development on these higher margin applications. Furthermore, our equipment additions, during the 2026 period, primarily compressor units and service vehicles, reflect higher overall costs due to broad inflationary pressures as compared to the 2025 period.
Inventory Allowance
We routinely review our stock of inventory for obsolescence and realizability. When the carrying value exceeds the net realizable value, a charge is recorded to operating income.
The following table indicates the charges incurred for inventory allowance for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Inventory allowance	$—	$61	$(61)	NM

During three months ended March 31, 2025, we recorded a nominal increase to the allowance for obsolescence primarily attributable to the transfer of inventory that remained useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. All of the remaining inventory from the Midland, Texas facility that was subject to the allowance for obsolescence was written off during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, we had an inventory obsolescence balance of $3.6 million. Please see Note 4 (“Inventory”) to our Condensed Consolidated Financial Statements for additional information regarding the inventory allowance.
Retirement of Rental Equipment
We routinely review the rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. When appropriate, we retire such units from the fleet and write-off any remaining carrying value.
The following table indicates the charges incurred for the retirement of rental equipment for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Retirement of rental equipment	$412	$728	$(316)	NM
We retired 134 and 68 units representing 17,700 and 12,073 horsepower, with remaining carrying values of $0.4 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively.
Gain on Disposition of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the sale of assets for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Gain on the disposition of assets, net	$70	$54	$16	NM
Gains recognized during the three months ended March 31, 2026 and 2024 are primarily attributable to the sales of trucks after the completion of their useful lives.
Interest Expense
Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under our senior secured revolving credit agreement, as amended (the “Credit Facility”), net of amounts capitalized attributable to certain capital projects.
The following table presents the components of our interest expense for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Interest on borrowings, finance leases and related fees	$3,882	$3,532	$350	9.9%
Amortization of debt issue costs	325	212	113	53.3%
Capitalized interest	(179)	(574)	395	(68.8)%
Total	$4,028	$3,170	$858	27.1%
Weighted-average interest rates on borrowings	6.62%	7.97%	(1.35)%
Weighted-average outstanding borrowings	$225,539	$169,003	$56,536
Interest expense increased for the three months ended March 31, 2026, as compared to the corresponding period in 2025, due primarily to (i) the effect of $0.4 million of lower capitalized interest, respectively, due primarily to the volume and timing of the completion of certain compressor assembly projects in the 2026 period as well as lower interest rates and (ii) higher interest costs of $0.4 million resulting from $56.5 million of higher average borrowings outstanding partially offset by the effect of lower average interest rates. In addition, amortization of debt issue costs increased during the three months ended March 31, 2026, as compared to the comparable period in 2025 due primarily to the amortization of costs associated with the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”) that was completed in April

2025. The lower average interest rates are consistent with the Federal Reserve interest rate reductions implemented in the second half of 2025 as well as the lower interest rates attributable to the Fourth Amendment.
Other Income (Expense), net
This component of our income primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan as well as other credits, charges and scrap asset sales.
The following table indicates our other income (expense) for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Other income (expense), net	$(126)	$(1)	$(125)	NM
Other income (expense), net declined for the three months ended March 31, 2026 as compared to the corresponding period in 2025 due primarily to higher unrealized losses attributable to our COLI policies associated with our deferred compensation plan.
Provision for Income Taxes
Provision for income taxes represents our income taxes as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal income taxes under the Internal Revenue Code as well as to various states in which we operate, primarily Texas. Please see Note 10 (“Income Taxes”) to our Condensed Consolidated Financial Statements for additional information.
The following table summarizes our income tax provision for the periods presented:

	Three months ended March 31,
	2026	2025	Change	%
Income tax expense	$2,156	$1,482	$674	45%
Effective income tax rate	24.2%	23.4%	0.8%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of a higher effective tax rate attributable to state and local income taxes including the impact of projected apportionment of taxable income between states with different tax rates.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility which provides us with up to $400.0 million in borrowing commitments with an additional $100.0 million at our request through an accordion feature. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. As of March 31, 2026, the borrowing base under the Credit Facility was $400.0 million with $226.0 million of borrowings outstanding leaving $174.0 million of availability under the Credit Facility.
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
Our forecasted capital expenditures for the remainder of 2026 will continue to be directly dependent upon our customers’ compression requirements and our capital availability, while maintaining prudent levels of debt.
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
Cash From Operating Activities. Our cash provided by operating activities was $23.0 million for the three months ended March 31, 2026. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the three months ended March 31, 2026, we repaid $4.0 million, net of borrowings, under the Credit Facility. The following table summarizes our borrowing activity under the Credit facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended March 31, 2026	$226,000	$225,539	$230,000	6.62%
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$23,035	$21,267
Net cash used in investing activities	(15,210)	(19,256)
Net cash (used in) provided by financing activities	(5,514)	(2,006)
Net decrease in cash and cash equivalents	$2,311	$5
Cash Flows from Operating Activities. Our cash flows from operating activities increased by $1.8 million during the three months ended March 31, 2026, as compared to the comparable period in 2025. The net increase is primarily attributable to the receipt in January 2026 of $12.3 million of income tax refunds and related interest as well as the favorable effects of higher realized margins attributable to growth in our high horsepower unit rentals. These increases were substantially offset by higher working capital uses including (i) the paydown of higher year-end accounts payable, (ii) growth in accounts receivable, (iii) increases in our maintenance parts inventory in support of our growing fleet and (iv) higher interest payments attributable to higher outstanding borrowings during the 2026 period as compared to the 2025 period.
Cash Flows from Investing Activities. For the three months ended March 31, 2026, and 2025, we invested approximately $15.2 million and $19.3 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2026 and 2025 were $12.2 million and $16.7 million for growth capital expenditures to expand our rental fleet and $3.0 million and $2.6 million for capital maintenance projects, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the period.
Cash Flows from Financing Activities. During the three months ended March 31, 2026, we had net repayments of $4.0 million and for the three months ended March 31, 2025 we had net repayments of $2.0 million under the Credit Facility. The 2026 period includes a payment of $1.4 million for a common stock dividend. The 2026 period also includes the payments of taxes attributable to the net share settlement of equity awards partially offset by the receipt of proceeds from the exercise of stock options. There were no comparable cash flows for these items during the 2025 period.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	March 31,	December 31,
	2026	2025
Credit facility borrowings	$226,000	$230,000
Total stockholders’ equity	280,534	274,716
Total capitalization	$506,534	$504,716
Debt as a percent of total capitalization	44.6%	45.6%

Credit Facility. We have a senior secured revolving credit agreement, as amended, or the Credit Facility, with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”) with a total commitment of $400.0 million. We also have a right to request from the Lenders, an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $500.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
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

As of March 31, 2026 we had $226.0 million outstanding under our Credit Facility with a weighted average interest rate of 6.79%. As of March 31, 2026, we had approximately $174.0 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of March 31, 2026, we were in compliance with all financial covenants in our Credit Facility.

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
There have been no changes to the critical accounting estimates disclosed in our Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Pronouncements
Please see Note 2, (“Summary of Significant Accounting Policies”) to our Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2026, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Commodity risk is the risk of loss arising from adverse changes in market rates and prices of commodities, such as oil and gas. Since we do not own or distribute any oil or natural gas in connection with our compressor services, we do not have any direct exposure to fluctuating oil or natural gas commodity prices. However, the demand for our compression products and services depends upon the continued demand for, and production of, oil and natural gas. Thus, declining demand and/or sustained low oil and natural gas prices over the long-term could result in a decline in the production of these natural resources, which could result in reduced demand for our compression products and services.
Customer Concentration Risk
For the three months ended March 31, 2026, our two largest customers accounted for approximately 64%, on a combined basis, of our recurring revenues. If either of these significant customers were to discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, these two customers accounted for 63% of our accounts receivable balance on a combined basis as of March 31, 2026. Thus, we are subject to credit risk due to the concentration of our accounts receivables with these two significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Interest Rate Risk
We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. As of March 31, 2026, we had $226.0 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.79%. Assuming a constant borrowing level under the Credit Facility and excluding any changes in other financial metrics that would impact the applicable margin applied to Credit Facility borrowings, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of $2.3 million on an annual basis.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.
As of March 31, 2026, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2026 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
Please refer to and read Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of the risks associated with our Company and the industry in which we operate. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
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
NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ Ian M. Eckert
Justin C. Jacobs	Ian M. Eckert
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

May 11, 2026	May 11, 2026