Form 10-Q
period 2026-06-30
NATURAL GAS SERVICES GROUP INC
filed 2026-08-10
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______  to ______
Commission File Number 1-31398

NATURAL GAS SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2811855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of August 7, 2026 there were 12,898,285 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$84	$—
Trade accounts receivable, net of provision for credit losses	22,025	18,497
Inventory, net of allowance for obsolescence	29,110	20,647
Income taxes receivable and prepayments	445	14,056
Prepaid expenses and other	3,000	1,696
Assets held for sale	10,986	2,227
Total current assets	65,650	57,123
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	613,771	498,525
Property and equipment, net of accumulated depreciation	22,047	20,519
Goodwill	824	—
Intangible assets, net of accumulated amortization	1,139	—
Other assets	14,912	10,619
Total assets	$718,343	$586,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,653	$14,048
Accrued liabilities	15,980	10,462
Total current liabilities	32,633	24,510
Long-term debt	328,000	230,000
Deferred income taxes	56,777	52,530
Other long-term liabilities	6,447	5,030
Total liabilities	423,857	312,070
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 14,207 and 13,883 shares issued, respectively	142	138
Additional paid-in capital	133,289	120,811
Retained earnings	176,059	168,771
Treasury shares, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	294,486	274,716
Total liabilities and stockholders’ equity	$718,343	$586,786

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Rental	$49,433	$39,580	$96,548	$78,490
Sales	980	750	1,471	2,677
Aftermarket services	988	1,052	1,849	1,598
Total revenue	51,401	41,382	99,868	82,765
Cost of revenue (excluding depreciation and amortization):
Rental	19,217	15,528	36,307	30,368
Sales	664	911	1,288	2,927
Aftermarket services	709	720	1,214	991
Total cost of revenues (excluding depreciation and amortization)	20,590	17,159	38,809	34,286
Selling, general and administrative expense	9,911	5,454	16,419	10,832
Depreciation and amortization	10,979	8,969	21,304	17,605
Inventory allowance	—	—	—	61
Retirement of rental equipment	—	—	412	728
Gain on disposition of assets, net	(1)	(124)	(71)	(178)
Total operating costs and expenses	41,479	31,458	76,873	63,334
Operating income	9,922	9,924	22,995	19,431
Other income (expense):
Interest expense	(4,442)	(3,243)	(8,470)	(6,413)
Interest income	36	—	36	—
Other income (expense)	29	104	(97)	103
Total other income (expense), net	(4,377)	(3,139)	(8,531)	(6,310)
Income before income taxes	5,545	6,785	14,464	13,121
Provision for income taxes	(1,715)	(1,597)	(3,871)	(3,079)
Net income	$3,830	$5,188	$10,593	$10,042
Earnings per share:
Basic	$0.30	$0.42	$0.84	$0.81
Diluted	$0.30	$0.41	$0.83	$0.80
Weighted average shares outstanding:
Basic	12,664	12,483	12,624	12,473
Diluted	12,842	12,625	12,799	12,629

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	359	—	—	—	359
Vesting of restricted stock/units	—	—	22	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	4,854	—	—	4,854
March 31, 2025	—	$—	13,784	$138	$118,768	$156,362	1,310	$(15,004)	$260,264
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	22	—	108	—	—	—	108
Exercise of common stock options	—	—	5	—	75	—	—	—	75
Net income	—	—	—	—	—	5,188	—	—	5,188
June 30, 2025	—	$—	13,811	$138	$119,530	$161,550	1,310	$(15,004)	$266,214

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2026	—	$—	13,883	$138	$120,811	$168,771	1,310	$(15,004)	$274,716
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	23	—	—	—	—	—	—
Exercise of common stock options	—	—	2	1	66	—	—	—	67
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	(195)	—	—	—	(195)
Dividends declared	—	—	—	—	—	(1,396)	—	—	(1,396)
Net income	—	—	—	—	—	6,763	—	—	6,763
March 31, 2026	—	$—	13,907	$139	$121,261	$174,138	1,310	$(15,004)	$280,534
Stock-based compensation	—	—	—	—	851	—	—	—	851
Vesting of restricted stock/units	—	—	24	1	412	—	—	—	413
Exercise of common stock options	—	—	34	—	961	—	—	—	961
Taxes paid related to net share settlement of equity awards	—	—	—	—	(193)	—	—	—	(193)
Issuance of common stock related to the Flatrock acquisition	—	—	242	2	9,997	—	—	—	9,999
Dividends declared	—	—	—	—	—	(1,909)	—	—	(1,909)
Net income	—	—	—	—	—	3,830	—	—	3,830
June 30, 2026	—	$—	14,207	$142	$133,289	$176,059	1,310	$(15,004)	$294,486
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,593	$10,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,304	17,605
Inventory allowance	—	61
Retirement of rental equipment	412	728
Gain on disposition of assets, net	(71)	(178)
Amortization of debt issuance costs	695	506
Deferred income taxes	3,932	3,011
Stock-based compensation	1,430	938
Provision for credit losses	88	208
Loss (gain) on company owned life insurance	103	(17)
Changes in operating assets and liabilities:
Trade accounts receivables	(863)	1,676
Inventory	(1,570)	(344)
Prepaid expenses, income taxes receivable and prepayments	12,488	(1,897)
Accounts payable and accrued liabilities	2,271	513
Other	(2,345)	(589)
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,467	32,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment, property and other equipment	(34,033)	(45,065)
Acquisition, net of cash acquired	(108,680)	—
Proceeds received from insurance for damages to equipment	—	99
Proceeds from disposition of assets, net	37	4
NET CASH USED IN INVESTING ACTIVITIES	(142,676)	(44,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	134,500	23,122
Repayments of credit facility borrowings	(36,500)	(11,122)
Payments of debt issuance costs	(1,068)	(1,187)
Proceeds from exercise of stock options	1,028	75
Payment of dividends	(3,279)	—
Taxes paid related to net share settlement of equity awards	(388)	(6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	94,293	10,882
NET CHANGE IN CASH AND CASH EQUIVALENTS	84	(1,817)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,142
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84	$325
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$7,356	$7,037
Income taxes paid, net of (refunds) received	$(11,641)	$16
NON-CASH TRANSACTIONS:
Transfer of property and equipment to assets held for sale	$8,759	$2,227
Accrued purchases of property and equipment	$2,967	$7,254
Right of use assets acquired through an operating lease	$1,632	$—
Common stock issued in connection with acquisition	$9,999	$—
Common stock issued to settle liability-classified awards	$413	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)
(unaudited)
1.    Description of Business
Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Texas corporation), is a leading provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, install, service and maintain compressors and related equipment and parts for our customers’ oil and gas production and processing facilities, generally using equipment from OEM suppliers along with limited in-house assembly. We are headquartered in Southlake, Texas, with administrative offices in Midland, Texas, an assembly facility located in Tulsa, Oklahoma and service facilities located in major oil and gas producing basins in the continental United States (“U.S.”).

2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the rabbi trust associated with our deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.
These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position as of June 30, 2026, and the results of our operations for the three and six months ended June 30, 2026, and 2025, respectively. As permitted by the rules and regulations of the SEC, the accompanying Condensed Consolidated Financial Statements do not include all disclosures normally required by GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In our opinion, the Condensed Consolidated Financial Statements provide a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.
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

3.    Business Combination
Flatrock Acquisition
On June 12, 2026 (the “Acquisition Date”), we executed and closed a Securities Purchase Agreement (the “SPA”) with Flatrock Compression Holdings, LLC (“Flatrock”), the holders of all of the membership interests of Flatrock (the “Sellers”) and Mule Deer Sky LLC, acting as the Sellers Representative, to acquire all of the issued and outstanding membership interests of Flatrock from the Sellers, including a current rented fleet of 87,233 horsepower, in exchange for (i) 241,803 shares of common stock, par value $0.01 per share of the Company (“Common Stock”), (ii) $108.9 million in cash, subject to customary post-closing adjustments, and (iii) the right to receive certain royalty payments pursuant to a royalty agreement (the “Flatrock Acquisition”). The Flatrock Acquisition represents the execution of our business strategy to pursue accretive mergers and acquisitions. Furthermore, the Flatrock Acquisition increases our operational density in the Permian Basin and the Eagle Ford as well as adding meaningful customer diversification and attractive opportunities for growth with several new large customers, and complements our fleet with the addition of significant large horsepower and electric motor units. The cash portion of the purchase price was sourced from borrowings under our senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”), as amended by the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”).
The Flatrock Acquisition has been accounted for by applying the acquisition method of accounting which contemplates the assets acquired and liabilities assumed to be recorded at their fair values on the Acquisition Date. The excess of the total consideration transferred over the fair values of the net assets acquired has been recorded as goodwill. The preliminary purchase price allocation provided below is based upon preliminary estimates and assumptions and is subject to certain adjustments upon management’s review of the final valuations and the working capital adjustment, among others. We are currently in the process of finalizing final valuations attributable to property and equipment, identifiable intangible assets, deferred income taxes, contingent consideration and goodwill. Any adjustments subsequent to the Acquisition Date could impact future depreciation and amortization as well as our income tax provision.
Transaction Consideration
The following table summarizes the estimated fair value of the consideration transferred:

Cash (1)	$108,928
Common stock issued (2)	9,999
Contingent consideration	53
$118,980
(1)    Includes $45.7 million to repay Flatrock’s outstanding line of credit obligation.
(2)    Represents the issuance of 241,803 shares of Common Stock to the Sellers (the number of shares was determined from the 30-day volume weighted-average price as provided for in the SPA).

Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date:

Cash and cash equivalents	$248
Trade accounts receivable	2,753
Inventory	6,893
Prepaid expenses and other	181
Rental equipment	100,596
Property and equipment	9,711
Other assets	1,369
Goodwill	824
Intangible assets	1,151
Accounts payable	(1,898)
Accrued liabilities	(1,824)
Deferred income taxes	(315)
Other long-term liabilities	(709)
$118,980
Goodwill
The goodwill arising from the Flatrock Acquisition is primarily attributable to the workforce accompanying the operating assets acquired as well as the expansion of our services in the Permian Basin and Southeast Texas where we currently operate. The goodwill is considered to have an indefinite life and will be reviewed for impairment on an annual basis and when indicators of potential impairment, if any, are present. As the Flatrock Acquisition was structured as an asset purchase for income tax purposes, the goodwill is expected to be fully deductible for U.S. federal income tax purposes.
Intangible assets
The intangible assets acquired include $0.9 million for developed technology and $0.3 million for a tradename, both of which are being amortized over a five-year period. The intangible assets were valued using a “relief from royalties” methodology. We recorded a provision for amortization of the intangible assets for less than $0.1 million from the Acquisition Date through June 30, 2026.
Results of Operations
The results of operations attributable to the Flatrock Acquisition have been included in our Condensed Consolidated Financial Statements from the Acquisition Date through June 30, 2026. Total revenue attributable to the net assets acquired from Flatrock from the Acquisition Date through June 30, 2026 was $2.2 million and pre-tax earnings attributable to the assets acquired and liabilities assumed since the Acquisition Date was $0.8 million.
Transaction costs
In connection with the Flatrock Acquisition, we engaged certain advisors and consultants to assist us with various activities to develop, execute and report the transaction. A substantial portion of costs were incurred during the three months ended June 30, 2026 and we anticipate additional transaction costs to be incurred during the third quarter of 2026, primarily attributable to advisory costs associated with the valuation, purchase price allocation and financial reporting. The following table summarizes transaction costs, primarily legal and diligence, directly attributable to the Flatrock Acquisition incurred during the three months ended June 30, 2026 which was recorded in selling, general and administrative expenses:

Professional fees (1)	$3,065
Other costs	206
$3,271
(1)    Includes legal, business diligence, financial advisory and other consulting fees.

Unaudited Pro forma Financial Information
The unaudited supplemental pro forma financial information for the three and six months ended June 30, 2026 was derived by adjusting our historical financial statements in order to give effect to the Flatrock assets acquired and liabilities assumed as though the Flatrock Acquisition occurred as of January 1, 2025 and reflects the following:
•the application of our accounting policies to reflect the changes in depreciation and amortization attributable to the acquired rental equipment, property and equipment and intangible assets;
•the incremental interest expense resulting from borrowings under the Credit Facility to fund the cash component of the consideration transferred;
•the income tax effects of the adjustments described above based on our blended statutory tax rate.
The unaudited pro forma financial information presented below is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the Flatrock Acquisition been consummated at the beginning of the period presented nor is it necessarily indicative of our future results of operations. Future results may vary significantly from the results reflected in this unaudited pro forma financial information.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$59,843	$50,486	$118,363	$101,225
Net income	$2,852	$5,216	$10,187	$9,799
4.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	June 30,	December 31,
	2026	2025
Trade accounts receivable
Rentals	$19,867	$16,565
Sales and aftermarket services	2,548	2,249
	22,415	18,814
Less: Provision for credit losses	(390)	(317)
Total trade accounts receivable, net	$22,025	$18,497
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressor equipment, (ii) the sale of compressor parts, other equipment and rebuild services and (iii) the performance of aftermarket services.
Major Customers and Concentration of Credit Risk
Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) and Devon Energy Corporation (“Devon”) in the six months ended June 30, 2026 and 2025 amounted to 62 percent and 57 percent of revenue on a combined basis, respectively. No other single customer accounted for more than 10 percent of our revenues during these periods. Likewise, Oxy’s and Devon’s accounts receivable balances amounted to 51 percent and 62 percent of our accounts receivable on a combined basis as of June 30, 2026, and December 31, 2025, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of these dates.

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

5.    Inventory
The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	June 30,	December 31,
	2026	2025
Parts and supplies, net of allowance of $2,552 for each period, respectively	$28,336	$20,104
Work-in-process	774	543
Inventory - current	29,110	20,647
Parts and supplies - long term, net of allowance of $1,020 for each period, respectively	—	—
Total inventory	$29,110	$20,647
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
The substantial write-off of the allowance for obsolescence during the year ended December 31, 2025 reflects the disposal of inventory items, including engines, frames and coolers, among other items that were previously held and reserved at our former fabrication, repair and overhaul facility in Midland, Texas (the “Midland Facility”).
6.    Assets Held for Sale and Restructuring Activities
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
In connection with the complete closure of the Midland Facility, we terminated eight employees and incurred $0.1 million of severance and termination benefits all of which were paid and settled during April 2025. In addition, we disposed of all inventory items, including engines, frames and coolers, among other items that were fully reserved (see Note 5).
7.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	June 30,	December 31,
	2026	2025
Compressor units	$824,074	$712,693
Work-in-process	34,891	24,894
	858,965	737,587
Accumulated depreciation	(245,194)	(239,062)
Rental equipment, net of accumulated depreciation	$613,771	$498,525
We evaluated our rental equipment for potential impairments as of June 30, 2026, and December 31, 2025 and determined that none were present. We retired 134 and 68 units representing 17,700 and 12,073 horsepower, with remaining carrying values of $0.4 million and $0.7 million during the six months ended June 30, 2026, and 2025, respectively. Depreciation expense for rental equipment was $9.8 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $19.0 million and $15.7 million for the six months ended June 30, 2026, and 2025, respectively. We capitalized interest totaling approximately $0.3 million and $0.5 million for the three months ended June 30, 2026, and 2025, respectively, and $0.5 million and $1.1 million, for the six months ended June 30, 2026, and 2025, respectively.
8.    Property and Equipment
The following table summarizes our property and non-rental equipment as of the dates presented:

	June 30,	December 31,
	2026	2025
Land	$821	$1,562
Buildings	5,006	16,703
Leasehold improvements	488	1,026
Office equipment and furniture	745	2,099
Software	55	619
Machinery and equipment	4,365	5,068
Vehicles	25,457	15,315
Work-in-process	2,200	1,137
	39,137	43,529
Less accumulated depreciation	(17,090)	(23,010)
Total	$22,047	$20,519
Depreciation expense for property and equipment was $1.2 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2026, and 2025, respectively.
During the six months ended June 30, 2026, we reclassified certain items of property and equipment attributable to our Former Headquarters Property with a carrying value of $8.8 million to assets held for sale (see Note 6).

9.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of other assets as of the dates presented:

	June 30,	December 31,
	2026	2025
Corporate owned life insurance	$2,296	$2,938
Capitalized hosting arrangement costs	4,366	2,361
Operating lease assets, net	3,667	2,373
Finance lease assets, net	1,269	—
Deferred issue costs	3,218	2,845
Other	96	102
	$14,912	$10,619
The following table summarizes the components of accrued liabilities as of the dates presented:

	June 30,	December 31,
	2026	2025
Accrued purchases	$5,075	$4,960
Compensation	3,541	3,121
Right of use obligations - operating	722	462
Right of use obligations - finance	560	—
Interest	621	273
Sales taxes	519	421
Professional fees	3,621	426
Other	1,321	799
	$15,980	$10,462

10.    Long-Term Debt
Our outstanding long-term debt consists of the following, as of the dates presented:

	June 30,	December 31,
	2026	2025
Credit facility	$328,000	$230,000
We have a Credit Facility with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”). On June 12, 2026, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”) with the Lenders to (i) increase the total commitment to $500.0 million from $400.0 million, (ii) provide for Regions Bank to become a participating lender and (iii) confirm that the Flatrock Acquisition is a permitted acquisition as that term is defined in the Credit Facility. In connection with the Fifth Amendment, we incurred and paid fees of approximately $1.0 million.
The Credit Facility provides for a total commitment of $500.0 million. We also have a right to request from the Lenders an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $600.0 million. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.
As of June 30, 2026, we had $328.0 million of borrowings outstanding under our Credit Facility with a weighted average interest rate of 6.48% as well as $0.2 million for outstanding letters of credit. As of June 30, 2026, we had approximately $134.8 million available for borrowing under the Credit Facility, reflecting the applicable borrowing base determination. As of June 30, 2026, we were in compliance with all financial covenants in our Credit Facility.

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
In connection with the filing of these claims, we initially recorded a federal income tax receivable of approximately $15.0 million and certain related adjustments to our deferred tax liability. We subsequently received federal income tax refunds corresponding to the 2018 NOL carryback during 2020 leaving approximately $11.5 million remaining to be refunded in connection with the 2019 NOL carryback. In conjunction with the remaining income tax refund claim, we received a notice from the Internal Revenue Service (“IRS”) on March 8, 2023, stating that our income tax returns for 2015, 2016, 2017 and 2019 were selected for examination. Furthermore, and as is customary for income tax refunds of this magnitude, the IRS was required to review the refund claim and provide a report to the Joint Committee on Taxation of the U.S. Congress (“JCT”). As a

result of the submission of the refund claim to the JCT, the IRS completed their review of the income tax returns for 2015, 2016, 2017 and 2019. Our request for refund was reviewed and concluded favorably with the JCT concurring with the IRS’s conclusions. Subsequent to a delay due to the federal government shutdown in October 2025, we received a total of $13.8 million through June 30, 2026. This amount included tax refunds of $11.7 million and related interest of $2.1 million for the years 2015, 2016, 2017 and 2019. As of June 30, 2026, we had $0.3 million remaining as an outstanding receivable attributable solely to interest on the 2019 refund which was subsequently received in July 2026, bringing this matter to a final closure.
Current Year Provision
Our effective income tax rate is comprised of the federal statutory rate of 21% plus a blended rate for the states in which we generate taxable income. During the quarter ended June 30, 2026, our blended state rate was adversely impacted by the Texas Comptroller's amendments to Rule 3.588; a change in law enacted in June 2026 that conformed the Texas cost of goods sold depreciation to current federal law. This discrete item resulted in a 2.6% increase to our annualized effective rate.
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
13.    Stockholders’ Equity
Common Stock and Additional Paid-In Capital
In connection with the Flatrock Acquisition, we issued 241,803 shares of Common Stock to the Sellers as a component of the total transaction consideration paid.
Dividends and Comprehensive Income
Cash dividends are considered restricted payments as defined in the Credit Facility (see Note 10) and may be made provided that certain conditions are satisfied as reflected in the Credit Facility, including the absence of any defaults, among others. With respect to the dividends presented in the table below, all of the necessary conditions have been satisfied.
The following table summarizes our dividends declared and paid in cash for the periods presented:

Quarterly Period Ended	Dividends Declared per Share	Dividends Paid
March 31, 2026	$0.11	$1,385
June 30, 2026	$0.15	$1,894
Our comprehensive income is comprised only of our net income as there are no components that would be considered as other comprehensive income.

14.    Revenues from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Rental	$49,433	$39,580	$96,548	$78,490
Sales
Parts	605	377	997	1,396
Other (Compressors/Rebuilds)	375	373	474	1,281
	980	750	1,471	2,677
Aftermarket services	988	1,052	1,849	1,598
Total revenue	$51,401	$41,382	$99,868	$82,765
No amounts were recognized in revenue attributable to deferred revenue during the three and six months ended June 30, 2026 and 2025.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2026, and December 31, 2025, we had no deferred revenue related to unsatisfied performance obligations.
15.    Stock-Based and Other Long-Term Incentive Compensation
We maintain the stockholder-approved 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”) for the issuance of stock-based compensation awards to our employees, certain consultants and Board of Director members. The Equity Incentive Plan provides for a total of 1,650,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share units (“PSUs”) and (v) other equity-based awards. After consideration of the activity described in detail below, a total of 500,369 shares remained available for grant under the Equity Incentive Plan as of June 30, 2026. The Equity Incentive Plan expires on June 20, 2034. Until its expiration on February 28, 2026, we also maintained the 1998 Stock Option Plan, as amended (the “Stock Option Plan”) through which we issued stock options for all years prior to 2026.
The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Equity-classified	$851	$579	$1,430	$938
Liability-classified (1)	88	137	226	137
	$939	$716	$1,656	$1,075
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.

Stock Options
While the Stock Option Plan has expired, all stock options that were outstanding as of December 31, 2025 will remain subject to their vesting rights through their contractual lives. All options granted after 2025, including those indicated below, were granted under the Equity Incentive Plan. A summary of all option activity during the six months ended June 30, 2026, is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	111,168	$21.28	7.27	$1,375
Granted	21,500	$36.17		$49
Exercised	(36,102)	$21.83		$690
Canceled/Forfeited	(10,083)	$22.59		$96
Expired	—	$—		$—
Outstanding, June 30, 2026	86,483	$24.41	7.96	$1,639
Exercisable, June 30, 2026	29,321	$19.17	6.24	$727

The following table summarizes information about our stock options outstanding as of June 30, 2026:

Range of Exercise Prices:	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	12,501	5.94	$10.69	10,835	$10.83
$18.01-$26.00	48,833	8.42	$22.39	14,837	$22.44
$26.01-$36.17	25,149	8.07	$34.74	3,649	$28.15
	86,483	7.96	$24.41	29,321	$19.17
The following table summarizes changes in our unvested stock options during the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2025	65,249	$11.97
Granted	21,500	$17.44
Vested	(22,004)	$12.21
Canceled/Forfeited	(7,583)	$12.23
Unvested, June 30, 2026	57,162	$13.91
As of June 30, 2026, there was a total of approximately $0.5 million of unrecognized compensation cost related to unvested options which is expected to be recognized over the next 2.01 years.

Time-Vested Restricted Stock and Restricted Stock Units
The following table summarizes all restricted stock and RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	105,465	$20.82
Granted	81,281	$38.08
Vested	(50,918)	$18.53
Canceled/Forfeited	(2,803)	$30.27
Outstanding, June 30, 2026	133,025	$30.77
As of June 30, 2026, there was a total of approximately $3.6 million of unrecognized compensation cost related to unvested restricted stock and RSUs which is expected to be recognized over the next 2.05 years.
Cash Settled Restricted Stock Units
The 2025 and 2024 grants of RSUs to the independent Board members that can be settled in cash represent liability-classified awards. Compensation expense associated with these awards is based upon the fair value of Common Stock at each reporting period relative to that portion of the service period that has passed. Accordingly, the compensation expense is variable in nature.
The following table summarizes all cash settled RSU activity during the six months ended June 30, 2026 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	13,812	$24.60
Granted	—	$—
Vested (1)	(13,812)	$24.60
Canceled/Forfeited	—	$—
Outstanding, June 30, 2026	—	$—
(1)    Of the total awards that vested, 4,456 RSUs were settled in cash and the remaining 9,356 RSUs were settled in shares.
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
With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of the peer companies, including the Company’s Common Stock, which is deemed a “market condition,” the grant-date fair values of the PSUs have been determined using a binomial pricing model, or a Monte Carlo simulation model.
The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the six months ended June 30, 2026:

Weighted-average grant date fair value of PSUs granted	$45.36
Risk free rate	3.74% to 4.11%
Expected volatility	43.9% to 44.8%

The following table summarizes all PSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	78,181	$24.90
Granted	46,404	$45.36
Vested	—
Canceled/Forfeited	—
Outstanding, June 30, 2026	124,585	$32.52
As of June 30, 2026, there was a total of approximately $2.7 million of unrecognized compensation cost related to the unvested portion of the PSUs which is expected to be recognized over the next 1.73 years.
16.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$3,830	$5,188	$10,593	$10,042
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,664	12,483	12,624	12,473
Denominator for diluted earnings per common share:
Weighted average common shares outstanding	12,664	12,483	12,624	12,473
Dilutive effect of stock-based compensation awards	178	142	175	156
Weighted average common shares outstanding - Diluted	12,842	12,625	12,799	12,629
Earnings per common share:
Basic	$0.30	$0.42	$0.84	$0.81
Diluted	$0.30	$0.41	$0.83	$0.80
The following table summarizes the actual number of stock-based compensation awards that were excluded from the determination of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	21,500	94,000	21,500	94,000
Restricted stock and RSUs	7,155	20,963	27,536	7,595
PSUs	41,113	47,029	41,113	47,029
	69,768	161,992	90,149	148,624

17.    Subsequent Events
On August 10, 2026, we announced that our Board of Directors declared a cash dividend of $0.15 per share to stockholders of record as of August 19, 2026, expected to be paid on September 2, 2026.
On July 20, 2026, we completed our redomestication from Colorado to Texas (the “Redomestication”). In connection with the Redomestication, we adopted a new certificate of formation and bylaws. The Redomestication proposal to approve the change in state of incorporation, as described in the Company’s 2026 Proxy Statement, was approved by the Company’s shareholders at the Company’s 2026 Annual Meeting of Shareholders held on June 10, 2026.
We have evaluated all events subsequent to the balance sheet date as of June 30, 2026, and through the date this report was issued and determined that there have been no other events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information pertaining to us, our industry and the oil and gas industry that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, growth strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “guidance,” “forecast,” “believe,” “might,” “continue,” “intend,” “plan,” “project,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully and should not place undue reliance on these statements because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations or assumptions will prove to have been correct. These risks, contingencies and uncertainties, include, but are not limited to, the following:
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
•integration of the Flatrock Acquisition with our business;
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
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or that we are unable to control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements including those risk factors listed under the “Risk Factors” section of this Quarterly Report on Form 10-Q and Item 1A, Risk Factors, in our 2025 Annual Report, as it contains important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of the financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) for the periods ended June 30, 2026, and 2025 are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” above.
All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended June 30, 2026, or 2025, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”
Overview
We rent, design, install, service and maintain natural gas and electric compressors and related equipment and parts for our customers’ oil and gas production and processing facilities, generally using equipment from third-party fabricators and OEM suppliers. Substantially all of our compressor assembly is done by third-party contractors while a limited level of assembly work remains in-house at our Tulsa, Oklahoma facility. Our primary focus is on the rental of natural gas engine and electric motor drive compressors. Our rental contracts generally provide for initial terms of 12 to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.
We conduct our operations in several oil and gas producing basins throughout the United States including the Permian, Barnett Shale, Anadarko, San Juan, Utica/Marcellus Shale, Eagle Ford Shale and Antrim Shale. We have operating facilities in five states including Texas, Oklahoma, New Mexico, Michigan and Ohio. Approximately 80 percent of our rental revenue is generated from the Permian Basin and a substantial portion of our rental revenue supports oil production primarily in the form of gas lift and midstream operations. We operate in one reporting segment.
Recent Developments
On June 12, 2026 (the “Acquisition Date”), we acquired Flatrock Compression Holdings LLC (“Flatrock”), including a current rented fleet of 87,233 horsepower (the “Flatrock Acquisition”), in exchange for (i) 241,803 shares of common stock, par value $0.01 per share of the Company (“Common Stock”), (ii) $108.9 million in cash and (iii) the right to receive certain royalty payments pursuant to a royalty agreement resulting in aggregate total consideration of approximately $119 million . The cash portion of the purchase price was sourced from borrowings under our senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”), as amended by the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The results of operations, cash flows and operating statistics attributable to Flatrock from the Acquisition Date through June 30, 2026, are reflected in our condensed consolidated results of operations, cash flows and operating statistics for the periods ended June 30, 2026. Please see Note 3 (“Business Combination”) to our Condensed Consolidated Financial Statements for additional information regarding the Flatrock Acquisition.
In connection with the Fifth Amendment, we (i) increased the total commitment of the Credit Facility to $500.0 million from $400.0 million, (ii) provided for Regions Bank, Flatrock’s primary lender, to become a participating lender and (iii) confirmed that the Flatrock Acquisition is a permitted acquisition as that term is defined in the Credit Facility.
On July 20, 2026, we completed our redomestication from Colorado to Texas (the “Redomestication”). The Redomestication proposal to approve the change in state of incorporation, as described in the Company’s 2026 Proxy Statement, was approved by our shareholders at the 2026 Annual Meeting of Shareholders held on June 10, 2026.

Operating Highlights
The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Rented horsepower (at period end) (1)	669,919	498,651	669,919	498,651
Average rented horsepower	599,702	495,665	586,232	494,362
Fleet horsepower available (at period end) (1)	758,526	596,322	758,526	596,322
Fleet horsepower available - average	686,339	599,857	678,650	599,518
Horsepower utilization (at period end)	88.3%	83.6%	88.3%	83.6%
Average horsepower utilization	87.4%	82.6%	86.4%	82.5%
Units utilized (at period end) (1)	1,521	1,198	1,521	1,198
Fleet units (at period end) (1)	2,108	1,833	2,108	1,833
Unit utilization (at period end)	72.2%	65.4%	72.2%	65.4%
Rental revenues (1)	$49,433	$39,580	$96,548	$78,490
Total revenues (1)	$51,401	$41,382	$99,868	$82,765
Rental revenues as a percent of total revenues	96.2%	95.6%	96.7%	94.8%
(1)    Includes 87,233 of rented and 92,576 of fleet horsepower attributable to 270 utilized and 300 fleet units, respectively, acquired with the Flatrock Acquisition. Rental and total revenues provided by Flatrock from the Acquisition Date through June 30, 2026 were $1.9 million and $2.2 million, respectively.
Of the total horsepower utilized as of June 30, 2026, 521,931 of horsepower was being rented under contracts expiring between 2026 and 2031 and 147,988 of horsepower was being rented on a month-to-month basis. Of the 1,521 compressors utilized as of June 30, 2026, 921 units were being rented under multi-year contracts and 600 units were being rented on a month-to-month basis.
Our Performance Trends and Outlook
The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels and pricing of oil and gas.
Crude Oil. The level of production for crude oil activity and capital expenditures has generally been dependent upon the prevailing view of future crude oil prices, which is influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC, the United Arab Emirates and Russia, recent hostilities involving the United States, Israel, the Gulf States, and Iran, and other factors. Regardless of current oil price volatility driven by geopolitical factors, we expect demand for compression overall, and specifically our fleet to remain strong.
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

Non-GAAP Financial Measures
We utilize certain financial and operating metrics to analyze our performance and assess our operating results and overall profitability and liquidity. The most significant of these measures are “Adjusted Gross Margin” and “Adjusted EBITDA” both of which are measurements that are not explicitly defined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), or non-GAAP financial measures, and may vary among different industries and the participants therein.
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
The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted Gross Margin with further detail by revenue classification for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$51,401	$41,382	$99,868	$82,765
Cost of revenue, exclusive of depreciation and amortization	(20,590)	(17,159)	(38,809)	(34,286)
Depreciation allocable to cost of revenues	(10,750)	(8,873)	(20,915)	(17,412)
Gross margin	20,061	15,350	40,144	31,067
Depreciation allocable to cost of revenues	10,750	8,873	20,915	17,412
Adjusted gross margin	$30,811	$24,223	$61,059	$48,479

Adjusted gross margin by revenue classification:
Rental	$30,216	$24,052	$60,241	$48,122
Sales	316	(161)	183	(250)
Aftermarket services	279	332	635	607
Total adjusted gross margin	$30,811	$24,223	$61,059	$48,479

Adjusted EBITDA
“Adjusted EBITDA” is a non-GAAP financial measure that we define as net income before interest, taxes, depreciation and amortization, as well as an increase in inventory allowance, impairments, retirement of rental equipment, non-recurring restructuring charges including severance, strategic transaction costs including incremental costs directly attributable to business combinations and similar transactions and non-cash equity-classified stock-based compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$3,830	$5,188	$10,593	$10,042
Interest expense	4,442	3,243	8,470	6,413
Interest income	(36)	—	(36)	—
Income tax expense	1,715	1,597	3,871	3,079
Depreciation and amortization	10,979	8,969	21,304	17,605
Inventory allowance	—	—	—	61
Retirement of rental equipment	—	—	412	728
Severance and restructuring charges	—	89	—	89
Strategic transaction costs	3,271	—	3,271	—
Stock-based compensation	851	579	1,430	938
Adjusted EBITDA	$25,052	$19,665	$49,315	$38,955

Results of Operations
Three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025.
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
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Rental revenue	$49,433	$39,580	$9,853	24.9%	$96,548	$78,490	$18,058	23.0%
Cost of rentals (excluding depreciation and amortization)	19,217	15,528	3,689	23.8%	36,307	30,368	5,939	19.6%
Rental adjusted gross margin	$30,216	$24,052	$6,164	25.6%	$60,241	$48,122	$12,119	25.2%
Rental adjusted gross margin percentage	61.1%	60.8%	0.3%		62.4%	61.3%	1.1%
Percent of total company revenues	96.2%	95.6%	0.6%		96.7%	94.8%	1.9%
Rented horsepower (at period end)	669,919	498,651	171,268	34.3%	669,919	498,651	171,268	34.3%
Horsepower utilization (at period end)	88.3%	83.6%	4.7%		88.3%	83.6%	4.7%
Units utilized (at period end)	1,521	1,198	323	27.0%	1,521	1,198	323	27.0%
Units utilization	72.2%	65.4%	6.8%		72.2%	65.4%	6.8%
Rental revenue increased for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025 due primarily to an increase in rented horsepower and units. The increase in revenue reflects a continuing trend of growing demand for our large horsepower units (380 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. In addition, the Flatrock Acquisition provided rental revenues of $1.9 million during the period from the Acquisition Date through June 30, 2026. Our consolidated utilized horsepower increased during the three and six months ended June 30, 2026, as compared to the prior year periods which reflects the continued addition of large horsepower units to our fleet consistent with our emphasis on larger units over the past several years, as well as the retirement of certain older medium and small horsepower units from the fleet. In addition, we added 87,233 of rented horsepower from 270 rented units in June 2026 attributable to the Flatrock Acquisition. In the six months ended June 30, 2026, we placed into service a total of 180 newly set units, including 137 from our existing fleet and 43 new units. Of those unit sets, a total of 61 were large horsepower units and 43 of those were new units to the fleet.
The cost of rentals increased for the three and six months ended June 30, 2026, consistent with revenues, due to the effects of supporting a larger quantity of utilized horsepower and inflationary pressures primarily in labor and parts costs. Furthermore, we experienced higher unit-redeployment costs consistent with a larger volume of unit sets as compared to the prior year periods. We also experienced higher lubricant costs during the 2026 periods due primarily to the larger quantity of utilized horsepower. An expanding portion of our rented compressor units utilize our proprietary System Management and Recovery Technology (“SMART”) and telemetry software which reduces unplanned shutdowns and increases productivity. Despite inflationary pressure associated with our primary cost components, the SMART and telemetry technology allows us to streamline and manage our maintenance activities more efficiently and thereby mitigate the costs to a manageable extent. As a percentage of revenue, cost of rentals, specifically labor and replacement parts, for the 2026 periods declined compared to the corresponding periods in 2025. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the three and six months ended June 30, 2026, when compared to the corresponding periods in 2025.

Sales
We generate revenue primarily from the sale of compressor and other parts and to a lesser extent repair and overhaul services. Costs of sales primarily include purchases of component materials. In addition, our costs of sales include overhead and related support costs attributable to our storage, assembly facilities including Midland, Texas through its closure at the end of March 2025.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressor parts and equipment and repair/overhaul services for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Sales revenue	$980	$750	$230	30.7%	$1,471	$2,677	$(1,206)	(45.1)%
Cost of sales (excluding depreciation and amortization)	664	911	(247)	(27.1)%	1,288	2,927	(1,639)	(56.0)%
Sales adjusted gross margin	$316	$(161)	$477	NM	$183	$(250)	$433	NM
Sales adjusted gross margin percentage	32.2%	(21.5)%	53.7%		12.4%	(9.3)%	21.7%
Percent of total company revenues	1.9%	1.8%	0.1%		1.5%	3.2%	(1.7)%
Sales revenue increased for the three months ended June 30, 2026 due primarily to off-cycle sales of flare parts compared to the quarterly period during 2025 and declined for the six months ended June 30, 2026, compared to the corresponding period in 2025 due primarily to the phasing out of direct sales of compressors and repair/overhaul work which was the primary focus of the former Midland Facility. The costs to support our sales revenues declined on an absolute basis during both periods, primarily reflecting a lower volume of business. While marginally positive for the periods in 2026 due primarily to the off-cycle sale of flare parts, sales represented a negligible contribution to gross margin in the three and six months ended June 30, 2026, and 2025, respectively.
Aftermarket Service
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Aftermarket services revenue	$988	$1,052	$(64)	(6.1)%	$1,849	$1,598	$251	15.7%
Cost of aftermarket services (excluding depreciation and amortization)	709	720	(11)	(1.5)%	1,214	991	223	22.5%
Aftermarket services adjusted gross margin	$279	$332	$(53)	(16.0)%	$635	$607	$28	4.6%
Aftermarket services adjusted gross margin percentage	28.2%	31.6%	(3.4)%		34.3%	38.0%	(3.7)%
Percent of total company revenues	1.9%	2.5%	(0.6)%		1.9%	1.9%	—%
Third party aftermarket services revenues, costs and absolute gross margin decreased for three months ended June 30, 2026 compared to the quarterly period during 2025 due primarily to lower activity while revenues and costs increased marginally for the six months ended June 30, 2026, compared to the corresponding period during 2025; however, the gross margin percentage declined over the prior six month period in 2025. The increase in revenue and costs during the six months ended June 30, 2026 is primarily attributable to a marginally higher volume of unit commissioning work performed during the six-month period in 2026 compared to 2025. The margin decline is attributable to higher level of new unit set freight services passed on to customers during the 2025 periods. Aftermarket services represented an insignificant portion of our gross margin in the three and six months ended June 30, 2026, and 2025, respectively.

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
The following table summarizes the components of our SG&A expenses for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Primary selling, general and administrative expenses	$5,789	$4,875	$914	18.7%	$11,718	$9,894	$1,824	18.4%
Stock-based compensation - equity classified	851	579	272	47.0%	1,430	938	492	52.5%
Strategic transaction costs	3,271	—	3,271	NM	3,271	—	3,271	NM
Total	$9,911	$5,454	$4,457	81.7%	$16,419	$10,832	$5,587	51.6%
SG&A expenses as a percent of total revenues	19.3%	13.2%	6.1%		16.4%	13.1%	3.3%
Primary SG&A expenses as a percent of total revenues	11.3%	11.8%	(0.5)%		11.7%	12.0%	(0.3)%
SG&A expenses increased during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025. In general, the increase in our total SG&A expenses reflects a higher level of cost to appropriately scale our administrative function commensurate with our overall organizational growth. Excluding non-cash share-based compensation and the strategic transaction costs associated with the Flatrock Acquisition, our primary SG&A expenses have declined as a percentage of our revenues in both of the 2026 periods as compared to the corresponding periods in 2025. The increase in primary SG&A expenses during the three and six months ended June 30, 2026 as compared to the 2025 periods was impacted by (i) higher professional fees and public company costs of $0.4 million and $0.8 million, respectively, including costs associated with our recent Redomestication, (ii) higher salaries and benefits, including short-term incentive compensation, of $0.1 million and $0.4 million, respectively, reflecting support staff growth and performance, (iii) higher occupancy and office costs of $0.1 million and $0.2 million, respectively, (iv) $0.2 million attributable to Flatrock’s legacy administrative operations from the Acquisition Date through June 30, 2026, and (v) higher IT support costs of $0.1 million and $0.2 million, respectively, in support of our growth initiatives and noncapitalizable costs associated with certain IT system implementation projects.
Our equity classified stock-based compensation increased during the 2026 periods over 2025 due primarily to a higher mix of performance-based share unit awards, or PSUs, for our executive officers in the 2026 periods. PSUs generally have a higher grant-date fair value than traditional restricted stock and restricted stock units.
In addition, we incurred $3.3 million of strategic transaction costs in connection with the Flatrock Acquisition comprised primarily of professional fees for certain advisors and consultants to assist us with various activities to develop, execute and report the transaction. We anticipate additional transaction costs to be incurred during the third quarter of 2026, primarily attributable to advisory costs associated with the valuation, purchase price allocation and financial reporting attributable to the Flatrock Acquisition. In addition, we also expect to incur integration costs during the second half of the year to incorporate the legacy Flatrock business into our ERP, human resources and compensation and benefits systems, among others.

Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Depreciation and amortization allocable to cost of revenues:
Rental	$10,619	$8,758	$1,861	21.2%	$20,653	$17,194	$3,459	20.1%
Sales	116	93	23	24.7%	233	185	48	25.9%
Aftermarket services	15	22	(7)	(31.8)%	29	33	(4)	(12.1)%
	10,750	8,873	1,877	21.2%	20,915	17,412	3,503	20.1%
Corporate depreciation	217	96	121	126.0%	377	193	184	95.3%
Intangible asset amortization	12	—	12	NM	12	—	12	NM
Total	$10,979	$8,969	$2,010	22.4%	$21,304	$17,605	$3,699	21.0%
Depreciation and amortization as a percent of total revenues	21.4%	21.7%	(0.3)%		21.3%	21.3%	—%
Depreciation and amortization expense increased for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, due primarily to depreciation expense associated with the large horsepower units placed in service during 2025 continuing through June 30, 2026. These higher horsepower unit additions are reflective of our strategic plans to concentrate our business development on these higher margin applications. Furthermore, our equipment additions, during the 2026 periods, primarily compressor units and service vehicles, reflect higher overall costs due to broad inflationary pressures as compared to the 2025 periods. Amortization of the intangible assets acquired from Flatrock began on the Acquisition Date and the impact during the periods presented was not material.
Inventory Allowance
We routinely review our stock of inventory for obsolescence and realizability. When the carrying value exceeds the net realizable value, a charge is recorded to operating income.
The following table indicates the charges incurred for inventory allowance for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Inventory allowance	$—	$—	$—	NM	$—	$61	$(61)	NM
During six months ended June 30, 2025, we recorded a nominal increase to the allowance for obsolescence primarily attributable to the transfer of inventory that remained useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. All of the remaining inventory from the Midland, Texas facility that was subject to the allowance for obsolescence was written off during the three months ended March 31, 2025. There was no impact on our operating income as the Midland allowance was eliminated.
Retirement of Rental Equipment
We routinely review the rental fleet to determine which units are no longer of the type, configuration, make or model that our customers are demanding or that are not cost efficient to refurbish, maintain and/or operate. When appropriate, we retire such units from the fleet and write-off any remaining carrying value.
The following table indicates the charges incurred for the retirement of rental equipment for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Retirement of rental equipment	$—	$—	$—	NM	$412	$728	$(316)	(43.4)%
We retired 134 and 68 units representing 17,700 and 12,073 horsepower, with remaining carrying values of $0.4 million and $0.7 million during the six months ended June 30, 2026 and 2025, respectively.

Gain on Disposition of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the sale of assets for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Gain on the disposition of assets, net	$1	$124	$(123)	NM	$71	$178	$(107)	NM
Gains recognized during the three and six months ended June 30, 2026 and 2025 are primarily attributable to the sales of trucks after the completion of their useful lives.
Interest Expense
Interest expense primarily reflects the costs of borrowing, including commitment fees and the amortization of debt issue costs, under the Credit Facility, net of amounts capitalized attributable to certain capital projects.
The following table presents the components of our interest expense for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Interest on borrowings, finance leases and related fees	$4,349	$3,464	$885	25.5%	$8,231	$6,996	$1,235	17.7%
Amortization of debt issue costs	370	294	76	25.9%	695	506	189	37.4%
Capitalized interest	(277)	(515)	238	(46.2)%	(456)	(1,089)	633	(58.1)%
Total	$4,442	$3,243	$1,199	37.0%	$8,470	$6,413	$2,057	32.1%
Weighted-average interest rates on borrowings	6.61%	7.46%	(0.85)%		6.59%	7.68%	(1.09)%
Weighted-average outstanding borrowings	$255,552	$172,427	$83,125		$243,282	$172,867	$70,415
Interest expense increased for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, due primarily to (i) higher interest costs resulting from higher average outstanding borrowings partially offset by the effect of lower average interest rates and (ii) the effect of lower capitalized interest due primarily to the volume and timing of the completion of certain compressor assembly projects in the 2026 periods as well as lower interest rates. In addition, amortization of debt issue costs increased during the three and six months ended June 30, 2026, as compared to the comparable periods in 2025 due primarily to the amortization of costs associated with the Fifth Amendment that was completed in June 2026 and a previous amendment that was completed in April 2025. The lower average interest rates are consistent with the Federal Reserve interest rate reductions implemented in the second half of 2025 as well as the lower interest rates attributable to the previous amendment.
Interest Income
This component of our income reflects interest earned on investments and certain financial assets including, when applicable, interest on significant income tax refunds receivable.
The following table indicates our interest income for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Interest income	$36	$—	$36	NM	$36	$—	$36	NM
Interest income for the periods ended June 30, 2026, is entirely attributable to interest earned on the income tax refund for the 2019 tax year. The income tax refund, including interest, was substantially determined and settled in the second quarter of 2026 and the interest was received in July 2026. Please see Note 11 (“Income Taxes”) to our Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), net
This component of our income primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan as well as other credits, charges and scrap asset sales.
The following table indicates our other income (expense) for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Other income (expense), net	$29	$104	$(75)	NM	$(97)	$103	$(200)	NM
Other income (expense), net declined for the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025 due primarily to higher unrealized losses attributable to our COLI policies associated with our deferred compensation plan.
Provision for Income Taxes
Provision for income taxes represents our income taxes as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal income taxes under the Internal Revenue Code as well as to various states in which we operate, primarily Texas. Please see Note 11 (“Income Taxes”) to our Condensed Consolidated Financial Statements for additional information.
The following table summarizes our income tax provision for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Income tax expense	$1,715	$1,597	$118	7%	$3,871	$3,079	$792	26%
Effective income tax rate	30.9%	23.5%	7.4%		26.8%	23.5%	3.3%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of a higher effective tax rate attributable to state and local income taxes including the impact of projected apportionment of taxable income between states with different tax rates. In addition, the periods in 2026 were adversely impacted by a discrete item attributable to the Texas Comptroller’s amendments to Rule 3.588; a change in law enacted in June 2026 that conformed the Texas cost of goods sold depreciation to current federal law. This discrete item resulted in a 2.6% increase to our annualized effective rate. The Redomestication had no impact on the application of the amendments to Rule 3.588 regarding our income subject to taxation in Texas or any other state in which we operate.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility which provides us with up to $500.0 million in borrowing commitments with an additional $100.0 million at our request through an accordion feature. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. As of June 30, 2026, we had $328.0 million of borrowings outstanding under our Credit Facility with a weighted average interest rate of 6.48% as well as $0.2 million for outstanding letters of credit. As of June 30, 2026, we had approximately $134.8 million available for borrowing under the Credit Facility, reflecting the applicable borrowing base calculation.
Our cash flows from operating and investing activities are subject to a degree of volatility due primarily to (i) the consistency of our customers in remitting amounts owed to us for our services in full and on a timely basis and (ii) the timing of payments to our vendors and suppliers for capital projects which are often made well in advance of placing new compressor equipment into service. In order to mitigate such volatility, we employ disciplined efforts to monitor customer credit and maintain communications to support collection efforts when necessary. To the extent necessary, we rely on the availability of our Credit Facility to fund capital expenditures beyond that provided by our cash flows from operating activities.
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
Cash From Operating Activities. Our cash provided by operating activities was $48.5 million for the six months ended June 30, 2026. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the six months ended June 30, 2026, we borrowed $98.0 million, net of repayments, under the Credit Facility. The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended June 30, 2026	$328,000	$255,552	$330,500	6.61%
Six months ended June 30, 2026	$328,000	$243,282	$330,500	6.59%
For additional information regarding the terms and covenants under the Credit Facility, see the “Capitalization” discussion that follows.
Proceeds from Sales and Monetization of Assets. We continually evaluate the potential sale of assets, including underutilized or retired compressor units, obsolete and slow-moving inventory and non-strategic real estate assets, among others. For additional information and an analysis of our historical proceeds from sales of assets, see the “Cash Flows” discussion that follows.
Capital Markets Transactions. From time-to-time and under market conditions that we believe are favorable to us, we may consider capital markets transactions, including the offering of debt and equity securities. We maintain an effective shelf registration statement with the Securities and Exchange Commission (the “SEC”) for up to $200 million for a variety of securities to provide financing optionality.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$48,467	$32,263
Net cash used in investing activities	(142,676)	(44,962)
Net cash provided by financing activities	94,293	10,882
Net increase (decrease) in cash and cash equivalents	$84	$(1,817)
Cash Flows from Operating Activities. Our cash flows from operating activities increased by $16.2 million during the six months ended June 30, 2026, as compared to the comparable period in 2025. The net increase is primarily attributable to the receipt of $13.8 million in the first half of 2026 related to income tax refunds and associated interest as well as the favorable effects of higher realized margins attributable to growth in our high horsepower unit rentals. These increases were substantially offset by higher working capital uses including (i) increases in our maintenance parts inventory in support of our growing fleet, (ii) implementation costs capitalized and paid for software services and (iii) higher interest payments attributable to higher outstanding borrowings during the 2026 period as compared to the 2025 period.
Cash Flows from Investing Activities. In June 2026, we completed the Flatrock Acquisition for approximately $119 million of which $108.7 million was paid in cash, net of amounts acquired. For the six months ended June 30, 2026, and 2025, we invested approximately $34.0 million and $45.1 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2026 and 2025 were $27.6 million and $38.8 million for growth capital expenditures to expand our rental fleet and $6.4 million and $6.3 million for capital maintenance projects, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the period.
Cash Flows from Financing Activities. During the six months ended June 30, 2026, we had net borrowings of $98.0 million and for the six months ended June 30, 2025 we had net borrowings of $12.0 million under the Credit Facility. The net borrowings reflect advances obtained to fully fund the cash portion of the Flatrock Acquisition. The 2026 period includes payments of $3.3 million for common stock dividends while there were no comparable amounts during the 2025 period as our common stock dividend began in the third quarter of 2025. The 2026 period also includes the payments of taxes attributable to the net share settlement of equity awards. These outflows were partially offset by the receipt of over $1.0 million of proceeds from the exercise of stock options.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	June 30,	December 31,
	2026	2025
Credit facility borrowings	$328,000	$230,000
Total stockholders’ equity	294,486	274,716
Total capitalization	$622,486	$504,716
Debt as a percent of total capitalization	52.7%	45.6%

Credit Facility. We maintain a Credit Facility with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), and TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”) with a total commitment of $500.0 million. We also have a right to request from the Lenders, an increase to the potential aggregate commitment of up to $100.0 million; provided, however, the aggregate commitment amount is not permitted to exceed $600.0 million. The obligations under the Credit Facility are secured by a first priority lien on most of our assets, including inventory and certain accounts receivable as well as a variable number of our leased compressor units. The maturity date of the Credit Facility is February 28, 2028.

Our Credit Facility is subject to: (i) a borrowing base calculation, (ii) variable rates of interest on borrowings that are determined, in part, upon our actual leverage ratio, as defined in the Credit Facility, (iii) commitment fees, (iv) certain financial and other covenants and (v) events of default and acceleration, among other terms and conditions that are customary for such credit instruments. Please see Note 10 (“Long-Term Debt”) to our Condensed Consolidated Financial Statements for a thorough discussion of these matters regarding our Credit Facility.
As of June 30, 2026 we had $328.0 million outstanding under our Credit Facility with a weighted average interest rate of 6.48%. As of June 30, 2026, we had approximately $134.8 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of June 30, 2026, we were in compliance with all financial covenants in our Credit Facility.

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
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2026, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Commodity risk is the risk of loss arising from adverse changes in market rates and prices of commodities, such as oil and gas. Since we do not own or distribute any oil or natural gas in connection with our compressor services, we do not have any direct exposure to fluctuating oil or natural gas commodity prices. However, the demand for our compression products and services depends upon the continued demand for, and production of, oil and natural gas. Thus, declining demand and/or sustained low oil and natural gas prices over the long-term could result in a decline in the production of these natural resources, which could result in reduced demand for our compression products and services.In addition, certain of our costs of services including lubricants and other petroleum-based products are subject to commodity price volatility.
Customer Concentration Risk
For the three months ended June 30, 2026, our two largest customers accounted for approximately 64%, on a combined basis, of our recurring revenues. If either of these significant customers were to discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, these two customers accounted for 63% of our accounts receivable balance on a combined basis as of June 30, 2026. Thus, we are subject to credit risk due to the concentration of our accounts receivables with these two significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Interest Rate Risk
We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. As of June 30, 2026, we had $328.0 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.48%. Assuming a constant borrowing level under the Credit Facility and excluding any changes in other financial metrics that would impact the applicable margin applied to Credit Facility borrowings, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of $3.3 million on an annual basis.

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
As of June 30, 2026, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.
Risks Related to the Acquisition and Integration of Flatrock
On June 12, 2026, we completed the Flatrock Acquisition. The acquisition introduces operational, financial, and strategic risks that could adversely affect our business if we are unable to successfully integrate or operate the acquired business. Successfully integrating Flatrock requires, among other things, aligning technology platforms, operational processes, personnel, and corporate culture. We may experience challenges integrating Flatrock’s systems and technology, retaining key employees, maintaining relationships with customers and partners, or achieving anticipated growth and synergies. If the integration of Flatrock is delayed or unsuccessful, or if Flatrock’s business does not perform as expected, our results of operations, cash flows, and financial condition could be materially adversely affected.
The Company may assume liabilities in connection with the acquisition of Flatrock.
In connection with the acquisition of Flatrock, the Company may be exposed to known and unknown liabilities relating to Flatrock’s business, including liabilities arising from prior contracts, employment matters, tax matters, litigation, regulatory compliance, customer claims, vendor disputes, warranty obligations and other matters. The Company may have limited recourse against the Sellers for certain liabilities, and any such liabilities could be material or could adversely affect the Company’s business, financial condition, cash flows and results of operations.
The issuance of shares in connection with the acquisition of Flatrock resulted in dilution to existing stockholders.
In connection with the acquisition of Flatrock, the Company issued an aggregate of 241,803 shares of Common Stock. The issuance of these shares resulted in dilution to the Company’s existing stockholders and may increase the number of shares eligible for resale in the market, which could adversely affect the market price of the common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this item was disclosed and reported under Item 3.02, Unregistered Sales of Equity Securities, of our Current Report on.Form 8-K dated June 12, 2026, filed with the SEC on June 15, 2026, and which disclosure is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.   Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

2.1
Securities Purchase Agreement dated June 12, 2026 by and among Natural Gas Services Group, Inc., Flatrock Compression Holdings LLC, the holders of all of the membership interests of Flatrock, and Mule Deer Sky LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2026).

10.1
Fifth Amendment to Amended and Restated Credit Agreement dated June 12, 2026, among the Company, the other Loan Parties party thereto, Texas Capital Bank, in its capacity as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2026).

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
NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ Ian M. Eckert
Justin C. Jacobs	Ian M. Eckert
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

August 10, 2026	August 10, 2026