Form 10-Q
period 2026-09-30
NATURAL GAS SERVICES GROUP INC
filed 2026-11-09
CIK 1084991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
As of November 6, 2026 there were 12,905,548 shares of the Registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except par value) (unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$708	$—
Trade accounts receivable, net of provision for credit losses	24,600	18,497
Inventory, net of allowance for obsolescence	30,533	20,647
Income taxes receivable and prepayments	173	14,056
Prepaid expenses and other	2,258	1,696
Assets held for sale	12,506	2,227
Total current assets	70,778	57,123
Long-term inventory, net of allowance for obsolescence	—	—
Rental equipment, net of accumulated depreciation	634,472	498,525
Property and equipment, net of accumulated depreciation	11,759	20,519
Goodwill	825	—
Intangible assets, net of accumulated amortization	1,082	—
Other assets	14,098	10,619
Total assets	$733,014	$586,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,592	$14,048
Accrued liabilities	18,303	10,462
Total current liabilities	28,895	24,510
Long-term debt	340,000	230,000
Deferred income taxes	58,875	52,530
Other long-term liabilities	6,027	5,030
Total liabilities	433,797	312,070
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, 30,000 shares authorized, par value $0.01; 14,214 and 13,883 shares issued, respectively	142	138
Additional paid-in capital	134,346	120,811
Retained earnings	179,733	168,771
Treasury stock, at cost, 1,310 shares for each of the dates presented, respectively	(15,004)	(15,004)
Total stockholders’ equity	299,217	274,716
Total liabilities and stockholders’ equity	$733,014	$586,786

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Rental	$58,886	$41,502	$155,434	$119,992
Sales	911	471	2,382	3,148
Aftermarket services	1,459	1,428	3,308	3,026
Total revenue	61,256	43,401	161,124	126,166
Cost of revenue (excluding depreciation and amortization):
Rental	22,283	15,970	58,590	46,338
Sales	1,000	448	2,288	3,375
Aftermarket services	1,121	1,155	2,335	2,146
Total cost of revenues (excluding depreciation and amortization)	24,404	17,573	63,213	51,859
Selling, general and administrative expense	9,370	5,870	25,789	16,702
Depreciation and amortization	13,763	9,249	35,067	26,854
Inventory allowance	—	—	—	61
Retirement of rental equipment	—	—	412	728
Gain on disposition of assets, net	(27)	(46)	(98)	(224)
Total operating costs and expenses	47,510	32,646	124,383	95,980
Operating income	13,746	10,755	36,741	30,186
Other income (expense):
Interest expense	(6,080)	(3,414)	(14,550)	(9,827)
Interest income	—	—	36	—
Other income (expense)	11	222	(86)	325
Total other income (expense), net	(6,069)	(3,192)	(14,600)	(9,502)
Income before income taxes	7,677	7,563	22,141	20,684
Provision for income taxes	(2,067)	(1,779)	(5,938)	(4,858)
Net income	$5,610	$5,784	$16,203	$15,826
Earnings per share:
Basic	$0.43	$0.46	$1.27	$1.26
Diluted	$0.43	$0.46	$1.26	$1.25
Weighted average shares outstanding:
Basic	12,902	12,544	12,718	12,529
Diluted	13,043	12,685	12,872	12,679

See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	—	$—	13,762	$138	$118,415	$151,508	1,310	$(15,004)	$255,057
Stock-based compensation	—	—	—	—	359	—	—	—	359
Vesting of restricted stock/units	—	—	22	—	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	4,854	—	—	4,854
March 31, 2025	—	$—	13,784	$138	$118,768	$156,362	1,310	$(15,004)	$260,264
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	22	—	108	—	—	—	108
Exercise of common stock options	—	—	5	—	75	—	—	—	75
Net income	—	—	—	—	—	5,188	—	—	5,188
June 30, 2025	—	$—	13,811	$138	$119,530	$161,550	1,310	$(15,004)	$266,214
Stock-based compensation	—	—	—	—	612	—	—	—	612
Vesting of restricted stock/units	—	—	44	—	—	—	—	—	—
Exercise of common stock options	—	—	9	—	80	—	—	—	80
Dividends declared	—	—	—	—	—	(1,269)	—	—	(1,269)
Net income	—	—	—	—	—	5,784	—	—	5,784
September 30, 2025	—	$—	13,864	$138	$120,222	$166,065	1,310	$(15,004)	$271,421

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2026	—	$—	13,883	$138	$120,811	$168,771	1,310	$(15,004)	$274,716
Stock-based compensation	—	—	—	—	579	—	—	—	579
Vesting of restricted stock/units	—	—	23	—	—	—	—	—	—
Exercise of common stock options	—	—	2	1	66	—	—	—	67
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	(195)	—	—	—	(195)
Dividends declared	—	—	—	—	—	(1,396)	—	—	(1,396)
Net income	—	—	—	—	—	6,763	—	—	6,763
March 31, 2026	—	$—	13,907	$139	$121,261	$174,138	1,310	$(15,004)	$280,534
Stock-based compensation	—	—	—	—	851	—	—	—	851
Vesting of restricted stock/units	—	—	24	1	412	—	—	—	413
Exercise of common stock options	—	—	34	—	961	—	—	—	961
Taxes paid related to net share settlement of equity awards	—	—	—	—	(193)	—	—	—	(193)
Issuance of common stock related to the Flatrock acquisition	—	—	242	2	9,997	—	—	—	9,999
Dividends declared	—	—	—	—	—	(1,909)	—	—	(1,909)
Net income	—	—	—	—	—	3,830	—	—	3,830
June 30, 2026	—	$—	14,207	$142	$133,289	$176,059	1,310	$(15,004)	$294,486
Stock-based compensation	—	—	—	—	1,009	—	—	—	1,009
Vesting of restricted stock/units	—	—	2	—	—	—	—	—	—
Exercise of common stock options	—	—	5	—	58	—	—	—	58
Taxes paid related to net share settlement of equity awards	—	—	—	—	(10)	—	—	—	(10)
Dividends declared	—	—	—	—	—	(1,936)	—	—	(1,936)
Net income	—	—	—	—	—	5,610	—	—	5,610
September 30, 2026	—	$—	14,214	$142	$134,346	$179,733	1,310	$(15,004)	$299,217
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Nine months ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,203	$15,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,067	26,854
Inventory allowance	—	61
Retirement of rental equipment	412	728
Gain on disposition of assets, net	(98)	(224)
Amortization of technology implementation costs	274	—
Amortization of debt issuance costs	1,197	838
Deferred income taxes	6,028	4,800
Stock-based compensation	2,439	1,550
Provision for credit losses	109	241
Loss (gain) on company owned life insurance	134	(57)
Changes in operating assets and liabilities:
Trade accounts receivables	(3,459)	1,775
Inventory	(2,993)	(3,518)
Prepaid expenses, income taxes receivable and prepayments	13,503	(1,297)
Accounts payable and accrued liabilities	(1,542)	3,887
Other	(2,058)	(2,402)
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,216	49,062
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment, property and other equipment	(59,953)	(86,926)
Acquisition, net of cash acquired	(108,680)	—
Proceeds received from insurance for damages to equipment	—	96
Proceeds from disposition of assets, net	38	9
NET CASH USED IN INVESTING ACTIVITIES	(168,595)	(86,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	169,000	48,122
Repayments of credit facility borrowings	(59,000)	(10,122)
Payments of other long-term liabilities	(183)	—
Payments of debt issuance costs	(1,204)	(1,278)
Proceeds from exercise of stock options	1,086	155
Payment of dividends	(5,214)	(1,254)
Taxes paid related to net share settlement of equity awards	(398)	(6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,087	35,617
NET CHANGE IN CASH AND CASH EQUIVALENTS	708	(2,142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,142
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$708	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$13,018	$10,722
Income taxes paid, net of (refunds) received	$(11,621)	$204
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of property and equipment to assets held for sale	$10,279	$2,227
Accrued purchases of property and equipment	$2,412	$6,940
Right-of-use assets acquired through an operating lease	$1,632	$1,053
Common stock issued in connection with acquisition	$9,999	$—
Common stock issued to settle liability-classified awards	$413	$—
See accompanying notes to these unaudited condensed consolidated financial statements.

NATURAL GAS SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts or where otherwise indicated)
(unaudited)
1.    Description of Business
Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) (a Texas corporation), is a leading provider of natural gas and electric compression equipment, technology and services to the energy industry. We rent, design, install, service, and maintain compressors and related equipment and parts for our customers’ oil and gas production and processing facilities using equipment from OEM suppliers with fabrication and assembly completed by third-party contractors. We are headquartered in Southlake, Texas, with administrative offices in Midland, Texas and service facilities located in major oil and gas producing basins in the continental United States (“U.S.”).

2.    Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its subsidiaries, all of which are wholly owned, and the Rabbi Trust associated with our deferred compensation plan. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.
These financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of our financial position as of September 30, 2026, and the results of our operations for the three and nine months ended September 30, 2026, and 2025, respectively. As permitted by the rules and regulations of the SEC, the accompanying unaudited Condensed Consolidated Financial Statements do not include all disclosures normally required by GAAP. These financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, from which the Condensed Consolidated Balance Sheet as of December 31, 2025 included herein was derived. In our opinion, the unaudited Condensed Consolidated Financial Statements provide a fair representation of our financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented.
We operate in one reporting segment through which we provide our service and product offerings (rentals, sales, and aftermarket services) to our customers in the energy industry exclusively in the continental U.S. Our chief executive officer (“CEO”) serves as the chief operating decision maker and makes resource allocation decisions and assesses the performance of the business based on the entire entity in the aggregate. Accordingly, the measures of profit and loss, including net income as well as the non-GAAP financial measures for Adjusted net income, Adjusted EBITDA and Adjusted gross margin and total assets are effectively those of the Company as a whole as reflected in these unaudited Condensed Consolidated Financial Statements.
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense” (“ASU 2024-03”), which expands annual and interim disclosures for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for our annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on our Condensed Consolidated Financial Statements or disclosures.

3.    Business Combination
Flatrock Acquisition
On June 12, 2026 (the “Acquisition Date”), we executed and closed a Securities Purchase Agreement (the “SPA”) with Flatrock Compression Holdings, LLC (“Flatrock”), the holders of all of the membership interests of Flatrock (the “Sellers”) and Mule Deer Sky LLC, acting as the Sellers’ Representative, to acquire all of the issued and outstanding membership interests of Flatrock from the Sellers, including a current rented fleet of 87,233 horsepower, in exchange for (i) 241,803 shares of common stock, par value $0.01 per share of the Company (“Common Stock”), (ii) $108.9 million in cash, subject to customary post-closing adjustments, and (iii) the right to receive certain royalty payments pursuant to a royalty agreement (the “Flatrock Acquisition”). The Flatrock Acquisition represents the execution of our business strategy to pursue accretive mergers and acquisitions. Furthermore, the Flatrock Acquisition increases our operational density in the Permian Basin and the Eagle Ford Shale as well as adding meaningful customer diversification and attractive opportunities for growth with several new large customers, and complements our fleet with the addition of significant large horsepower and electric motor units. The cash portion of the purchase price was sourced from borrowings under our senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”), as amended by the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”).
On the Acquisition Date, a total of $2.3 million of the cash consideration was deposited into an escrow account pending an analysis of working capital that occurred after 90 days in advance of a final closing statement. The Sellers were provided a period of 30 days that was mutually extended in early October 2026 to allow additional time for review and resolution of certain administrative matters associated with the preliminary closing statement. Subsequently, the working capital adjustment was agreed upon and a final settlement is expected to occur in November 2026, at which time $1.9 million will be released from escrow to the Sellers with the remaining $0.4 million returned to the Company.
The Flatrock Acquisition has been accounted for by applying the acquisition method of accounting which contemplates the assets acquired and liabilities assumed to be recorded at their fair values on the Acquisition Date. The excess of the total consideration transferred over the fair values of the net assets acquired has been recorded as goodwill. The preliminary purchase price allocation provided below is based upon preliminary estimates and assumptions and is subject to certain adjustments upon management’s review of the final valuation. We are in the process of finalizing valuations attributable to property and equipment, identifiable intangible assets, deferred income taxes, contingent consideration, and goodwill. Any adjustments subsequent to the Acquisition Date could impact future depreciation and amortization as well as our income tax provision.
Transaction Consideration
The following table summarizes the estimated fair value of the consideration transferred:

Cash (1)	$108,928
Common stock issued (2)	9,999
Contingent consideration	53
$118,980
(1)    Includes $45.7 million to repay Flatrock’s outstanding line of credit obligation, including accrued interest and fees.
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

Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date:

Cash and cash equivalents	$248
Trade accounts receivable	2,753
Inventory	6,893
Prepaid expenses and other	181
Rental equipment	108,358
Property and equipment	1,949
Other assets	1,369
Goodwill	825
Intangible assets	1,151
Accounts payable	(1,898)
Accrued liabilities	(1,824)
Deferred income taxes	(316)
Other long-term liabilities	(709)
$118,980
Goodwill
The goodwill arising from the Flatrock Acquisition is primarily attributable to the workforce accompanying the operating assets acquired as well as the expansion of our services in the Permian Basin and the Eagle Ford Shale where we currently operate. The goodwill is considered to have an indefinite life and will be reviewed for impairment on an annual basis and when indicators of potential impairment, if any, are present. As the Flatrock Acquisition was structured as an asset purchase for income tax purposes, the goodwill is expected to be fully deductible for U.S. federal income tax purposes.
Intangible assets
The intangible assets acquired include $0.9 million for developed technology and $0.3 million for a tradename, both of which are being amortized over a five-year period. The intangible assets were valued using a “relief from royalties” methodology. We recorded a provision for amortization of the intangible assets for $0.1 million from the Acquisition Date through September 30, 2026.
Results of Operations
The results of operations attributable to the Flatrock Acquisition have been included in our unaudited Condensed Consolidated Financial Statements from the Acquisition Date through September 30, 2026. Total revenue attributable to the net assets acquired from Flatrock for the three months ended September 30, 2026, and from the Acquisition Date through September 30, 2026, was $10.4 million and $12.6 million, respectively, and pre-tax earnings attributable to the assets acquired and liabilities assumed for the three months ended September 30, 2026, and the Acquisition Date through September 30, 2026, was $1.7 million and $2.5 million, respectively.
Transaction costs
In connection with the Flatrock Acquisition, we engaged certain advisors and consultants to assist us with various activities to develop, execute, and report the transaction. A substantial portion of costs, primarily legal and diligence, were incurred during the three months ended June 30, 2026, and additional transaction costs were incurred during the third quarter of 2026, primarily attributable to advisory costs associated with the valuation, purchase price allocation, working capital adjustment and review, and financial reporting. The following table summarizes transaction costs, primarily legal and diligence, directly attributable to the Flatrock Acquisition incurred during the year-to-date period ended September 30, 2026, which was recorded in selling, general and administrative expenses:

Professional fees (1)	$3,610
Other costs	206
$3,816
(1)    Includes legal, business diligence, financial advisory, and other consulting fees.

Unaudited Pro forma Financial Information
The unaudited supplemental pro forma financial information for the three and nine months ended September 30, 2026 and 2025 was derived by adjusting our historical financial statements in order to give effect to the Flatrock assets acquired and liabilities assumed as though the Flatrock Acquisition occurred as of January 1, 2025 and reflects the following:
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$61,258	$53,361	$179,621	$154,586
Net income	$6,416	$5,838	$16,603	$15,637
4.    Trade Accounts Receivable
The following table summarizes our trade accounts receivable from customers as of the dates presented:

	September 30,	December 31,
	2026	2025
Trade accounts receivable
Rentals	$22,688	$16,565
Sales and aftermarket services	2,298	2,249
	24,986	18,814
Less: Provision for credit losses	(386)	(317)
Total trade accounts receivable, net	$24,600	$18,497
Our trade accounts receivable consist of customer obligations due under normal trade terms for (i) operating leases for the use of our compressor equipment, (ii) the sale of compressor parts, other equipment and rebuild services and (iii) the performance of aftermarket services.
Major Customers and Concentration of Credit Risk
Rental revenue and sales from Occidental Permian, LTD. (“Oxy”) and Devon Energy Corporation (“Devon”) in the nine months ended September 30, 2026 and 2025 amounted to 59 percent of revenue for both periods on a combined basis. No other single customer accounted for more than 10 percent of our revenues during these periods. Likewise, Oxy’s and Devon’s accounts receivable balances amounted to 50 percent and 62 percent of our accounts receivable on a combined basis as of September 30, 2026, and December 31, 2025, respectively. No other customers amounted to more than 10 percent of our accounts receivable as of these dates.

Provision for Credit Losses
The following table summarizes the changes in our provision for credit losses for the nine months and annual periods ended as presented, respectively:

	September 30,	December 31,
	2026	2025
Beginning balance	$317	$1,249
Provision for credit losses	109	155
Write-offs	(40)	(1,087)
Ending balance	$386	$317
Management believes that the provision is adequate; however, actual write-offs may exceed the recorded provision. The substantial write-off of the provision for credit losses during the year ended December 31, 2025, reflects certain aged receivables that were no longer deemed collectible.

5.    Inventory
The following table summarizes the components of our inventory, net of allowance for obsolescence, as of the dates presented:

	September 30,	December 31,
	2026	2025
Parts and supplies, net of allowance of $2,759 for each period	$28,538	$20,104
Work-in-process	1,995	543
Inventory - current	30,533	20,647
Parts and supplies - long term, net of allowance of $1,020 for each period	—	—
Total inventory	$30,533	$20,647
Our long-term inventory, which is fully reserved for obsolescence, consists of excess materials and supplies that remain viable but with limited market opportunities.
The following table summarizes the changes in our allowance for obsolescence for the nine months and annual period ended as presented, respectively:

	September 30,	December 31,
	2026	2025
Beginning balance	$3,572	$5,867
Allowance for obsolescence	—	1,114
Write-offs and other adjustments	207	(3,409)
Ending balance	$3,779	$3,572
The substantial write-off of the allowance for obsolescence during the year ended December 31, 2025, reflects the disposal of inventory items, including engines, frames and coolers, among other items that were previously held and reserved at our former fabrication, repair and overhaul facility in Midland, Texas (the “Midland Facility”).
6.    Assets Held for Sale and Restructuring Activities
As part of our broader efforts to monetize certain non-cash and non-core assets, we began a process during 2025 to explore and ultimately pursue transactions to sell certain non-core real estate and other underutilized assets. These assets and the related restructuring actions are described below. The carrying values of these properties are reflected as assets held for sale and are included as components of current assets on our unaudited Condensed Consolidated Balance Sheets.

Tulsa Oklahoma Assembly Facility
On October 5, 2026, we entered into an Asset Purchase Agreement (the “APA”) with a third party (the “Buyer”) to dispose of our assembly facility in Tulsa, Oklahoma (the “Tulsa Facility”) for $4.75 million. As described in the APA, the sale encompassed the assignment of our leasehold interest and obligations, all leasehold improvements, including buildings affixed to the underlying property and machinery and equipment located in the assembly facility. As of September 30, 2026, we reclassified the assets and liabilities associated with the Tulsa Facility to assets held for sale on our unaudited Condensed Consolidated Balance Sheet at their carrying value of approximately $1.5 million. The sale of the Tulsa Facility is expected to be completed by the end of November 2026.
Subsequent to the execution date of the APA, the Buyer completed offers of employment that became effective in November 2026 to eight individuals that were deployed to the Tulsa Facility. We entered into separation agreements for approximately $0.4 million with 11 employees that were not otherwise relocated to our other operating facilities or retained by the Buyer. The charge for severance and termination benefits will be reflected in our results of operations for the fourth quarter of 2026.
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
In connection with the complete closure of the Midland Facility, we terminated eight employees and incurred $0.1 million of severance and termination benefits, all of which were paid and settled during April 2025. In addition, we disposed of all inventory items, including engines, frames and coolers, among other items that were fully reserved (see Note 5).
7.    Rental Equipment
The following table summarizes our rental equipment and accumulated depreciation as of the dates presented:

	September 30,	December 31,
	2026	2025
Compressor units	$858,306	$712,693
Work-in-process	33,516	24,894
	891,822	737,587
Accumulated depreciation	(257,350)	(239,062)
Rental equipment, net of accumulated depreciation	$634,472	$498,525
We evaluated our rental equipment for potential impairments as of September 30, 2026, and December 31, 2025, and determined that none were present. We retired 134 and 68 units representing 17,700 and 12,073 horsepower, with remaining carrying values of $0.4 million and $0.7 million during the nine months ended September 30, 2026, and 2025, respectively. Depreciation expense for rental equipment was $12.1 million and $8.3 million for the three months ended September 30, 2026, and 2025, respectively, and $31.1 million and $24.0 million for the nine months ended September 30, 2026, and 2025, respectively. We capitalized interest totaling approximately $0.2 million and $0.7 million for the three months ended September 30, 2026, and 2025, respectively, and $0.7 million and $1.8 million, for the nine months ended September 30, 2026, and 2025, respectively.

8.    Property and Equipment
The following table summarizes our property and non-rental equipment as of the dates presented:

	September 30,	December 31,
	2026	2025
Land	$821	$1,562
Buildings	2,561	16,703
Leasehold improvements	435	1,026
Office equipment and furniture	611	2,099
Software	46	619
Machinery and equipment	2,683	5,068
Vehicles	17,741	15,315
Work-in-process	2,633	1,137
	27,531	43,529
Less accumulated depreciation	(15,772)	(23,010)
Total	$11,759	$20,519
Depreciation expense for property and equipment was $1.4 million and $1.0 million for the three months ended September 30, 2026, and 2025, respectively, and $3.7 million and $2.9 million for the nine months ended September 30, 2026, and 2025, respectively.
During the nine months ended September 30, 2026, we reclassified certain items of property and equipment attributable to our Former Headquarters Property and Tulsa Facility with a combined carrying value of $10.3 million to assets held for sale (see Note 6).

9.    Supplemental Balance Sheet Disclosures
The following table summarizes the components of other assets as of the dates presented:

	September 30,	December 31,
	2026	2025
Company owned life insurance	$2,265	$2,938
Technology implementation costs, net (1)	4,428	2,361
Operating lease assets, net	3,383	2,373
Finance lease assets, net	1,066	—
Debt issue costs	2,852	2,845
Other	104	102
	$14,098	$10,619
(1)    Net of amortization of $0.3 million which began in July 2026 and is recorded in selling, general and administrative expense in our unaudited Condensed Consolidated Statement of Operations.
The following table summarizes the components of accrued liabilities as of the dates presented:

	September 30,	December 31,
	2026	2025
Accrued purchases	$7,780	$4,960
Compensation	5,145	3,121
Right-of-use obligations - operating	692	462
Right-of-use obligations - finance	570	—
Interest	522	273
Sales taxes	775	421
Professional fees	965	426
Other	1,854	799
	$18,303	$10,462

10.    Long-Term Debt
Our outstanding long-term debt consists of the following as of the dates presented:

	September 30,	December 31,
	2026	2025
Credit facility	$340,000	$230,000
We have a Credit Facility with Texas Capital Bank, National Association as administrative agent (the “Administrative Agent”), TCBI Securities, Inc., Bank of America, N.A., and the Huntington National Bank as joint lead arrangers and joint book runners, and the lenders party thereto (the “Lenders”). On June 12, 2026, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”) with the Lenders to (i) increase the total commitment to $500.0 million from $400.0 million, (ii) provide for Regions Bank to become a participating lender and (iii) confirm that the Flatrock Acquisition is a permitted acquisition as that term is defined in the Credit Facility. In connection with the Fifth Amendment, we incurred and paid fees of approximately $1.2 million.
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

As of September 30, 2026, we had $340.0 million of borrowings outstanding under our Credit Facility with a weighted average interest rate of 6.88%, as well as $0.2 million for outstanding letters of credit. As of September 30, 2026, we had approximately $139.8 million available for borrowing under the Credit Facility, reflecting the applicable borrowing base determination. As of September 30, 2026, we were in compliance with all covenants required by our Credit Facility.
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

In connection with the filing of these claims, we initially recorded a federal income tax receivable of approximately $15.0 million and certain related adjustments to our deferred tax liability. We subsequently received federal income tax refunds corresponding to the 2018 NOL carryback during 2020 leaving approximately $11.5 million remaining to be refunded in connection with the 2019 NOL carryback. In conjunction with the remaining income tax refund claim, we received a notice from the Internal Revenue Service (“IRS”) on March 8, 2023, stating that our income tax returns for 2015, 2016, 2017, and 2019 were selected for examination. Furthermore, and as is customary for income tax refunds of this magnitude, the IRS was required to review the refund claim and provide a report to the Joint Committee on Taxation of the U.S. Congress (“JCT”). As a result of the submission of the refund claim to the JCT, the IRS completed their review of the income tax returns for 2015, 2016, 2017, and 2019. Our request for refund was reviewed and concluded favorably with the JCT concurring with the IRS’s conclusions. Subsequent to a delay due to the federal government shutdown in October 2025, we ultimately received a total of $14.1 million through September 30, 2026. This amount included tax refunds of $11.7 million and related interest of $2.4 million for the years 2015, 2016, 2017, and 2019 which brought the matter to closure.
Current Year Provision
Our effective income tax rate is comprised of the federal statutory rate of 21% plus a blended rate for the states in which we generate taxable income. During the nine months ended September 30, 2026, our blended state rate was adversely impacted by the Texas Comptroller's amendments to Rule 3.588; a change in law enacted in June 2026 that conformed the Texas cost of goods sold depreciation to current federal law. This discrete item resulted in a 1.7% increase to our annualized effective rate.
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
The following table summarizes our dividends declared and paid in cash for the periods presented:

Quarterly Period Ended	Dividends Declared per Share	Dividends Paid
March 31, 2026	$0.11	$1,385
June 30, 2026	$0.15	$1,894
September 30, 2026	$0.15	$1,935
Our comprehensive income is comprised only of our net income, as there are no components that would be considered as other comprehensive income.

14.    Revenue from Customers
Disaggregation of Revenue
The following table summarizes our revenue disaggregated by product or service type for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Rental	$58,886	$41,502	$155,434	$119,992
Sales
Parts	569	313	1,566	1,709
Other (Compressors/Rebuilds)	342	158	816	1,439
	911	471	2,382	3,148
Aftermarket services	1,459	1,428	3,308	3,026
Total revenue	$61,256	$43,401	$161,124	$126,166
No amounts were recognized in revenue attributable to deferred revenue during the three and nine months ended September 30, 2026, and 2025.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2026, and December 31, 2025, we had no deferred revenue related to unsatisfied performance obligations.
15.    Stock-Based and Other Long-Term Incentive Compensation
We maintain the stockholder-approved 2019 Equity Incentive Plan, as amended (the “Equity Incentive Plan”) for the issuance of stock-based compensation awards to our employees, certain consultants and Board of Director members. The Equity Incentive Plan provides for a total of 1,650,000 shares of common stock for issuance in the form of awards for: (i) stock options, (ii) stock appreciation rights, (iii) restricted awards in the form of restricted stock and restricted stock units (“RSUs”), (iv) performance share awards, including performance share units (“PSUs”) and (v) other equity-based awards. After consideration of the activity described in detail below, a total of 495,269 shares remained available for grant under the Equity Incentive Plan as of September 30, 2026. The Equity Incentive Plan expires on June 20, 2034. Until its expiration on February 28, 2026, we also maintained the 1998 Stock Option Plan, as amended (the “Stock Option Plan”) through which we issued stock options for all years prior to 2026.
The following table summarizes the total stock-based compensation expense recognized during the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Equity-classified	$1,009	$612	$2,439	$1,550
Liability-classified (1)	—	139	226	276
	$1,009	$751	$2,665	$1,826
(1)    Represents compensation expense associated with awards that may be settled in cash at the option of the grantee.

Stock Options
While the Stock Option Plan has expired, all stock options that were outstanding as of December 31, 2025, will remain subject to their vesting rights through their contractual lives. All options granted after 2025, including those indicated below, were granted under the Equity Incentive Plan. A summary of all option activity during the nine months ended September 30, 2026, is presented below:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	111,168	$21.28	7.27	$1,375
Granted	21,500	$36.17		$49
Exercised	(41,602)	$21.98		$710
Canceled/Forfeited	(10,083)	$22.59		$96
Expired	—	$—		$—
Outstanding, September 30, 2026	80,983	$24.38	7.78	$774
Exercisable, September 30, 2026	26,817	$18.48	6.26	$449

The following table summarizes information about our stock options outstanding as of September 30, 2026:

Range of Exercise Prices:	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-$18.00	7,001	5.69	$10.69	7,001	$10.69
$18.01-$26.00	48,833	8.15	$22.41	16,167	$22.33
$26.01-$36.17	25,149	8.11	$35.01	3,649	$28.15
	80,983	7.78	$24.38	26,817	$18.48
The following table summarizes changes in our unvested stock options during the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2025	65,249	$11.97
Granted	21,500	$17.44
Vested	(25,000)	$11.64
Canceled/Forfeited	(7,583)	$12.23
Unvested, September 30, 2026	54,166	$14.27
As of September 30, 2026, there was a total of approximately $0.5 million of unrecognized compensation cost related to unvested options which is expected to be recognized over the next 1.81 years.

Time-Vested Restricted Stock and Restricted Stock Units
The following table summarizes all restricted stock and RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	105,465	$20.82
Granted	86,381	$38.16
Vested	(52,754)	$20.21
Canceled/Forfeited	(2,803)	$30.27
Outstanding, September 30, 2026	136,289	$31.85
As of September 30, 2026, there was a total of approximately $3.1 million of unrecognized compensation cost related to unvested restricted stock and RSUs which is expected to be recognized over the next 1.90 years.
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
The following table summarizes all cash settled RSU activity during the nine months ended September 30, 2026, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	13,812	$24.60
Granted	—	$—
Vested (1)	(13,812)	$24.60
Canceled/Forfeited	—	$—
Outstanding, September 30, 2026	—	$—
(1)    Of the total awards that vested, 4,456 RSUs were settled in cash and the remaining 9,356 RSUs were settled in shares.
Performance Share Units
The potential payout for the PSU awards is based upon performance for a three-year period ending December 31, 2026, for the 2024 grants, December 31, 2027, for the 2025 grants and December 31, 2028, for the 2026 grants measured against relative total shareholder return (“TSR”) compared to a peer group of companies as established by the Compensation Committee. The PSU award payout ranges from zero (if the Company ranks below the 31.25th percentile for the 2024 and 2025 grants and below the 30th percentile for the 2026 grant) and up to 200% (if the Company ranks first) based upon our relative TSR performance ranking (subject to certain caps based on absolute TSR as defined in the PSU agreements).
With respect to vesting, the PSUs have both a service condition and a market condition. Due to the presence of the TSR measurement for the common equity of the peer companies, including the Company’s Common Stock, which is deemed a “market condition,” the grant-date fair values of the PSUs have been determined using a binomial pricing model, or a Monte Carlo simulation model.
The following table summarizes the weighted average grant date fair values of PSUs granted and the assumptions used in the Monte Carlo simulation model for the determination of the grant date fair values of our PSUs granted during the nine months ended September 30, 2026:

Weighted-average grant date fair value of PSUs granted	$45.36
Risk free rate	3.74% to 4.11%
Expected volatility	43.9% to 44.8%

The following table summarizes all PSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	78,181	$24.90
Granted	46,404	$45.36
Vested	—
Canceled/Forfeited	—
Outstanding, September 30, 2026	124,585	$32.52
As of September 30, 2026, there was a total of approximately $2.4 million of unrecognized compensation cost related to the unvested portion of the PSUs which is expected to be recognized over the next 1.47 years.
16.    Earnings per Share
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$5,610	$5,784	$16,203	$15,826
Denominator for basic earnings per common share:
Weighted average common shares outstanding - Basic	12,902	12,544	12,718	12,529
Denominator for diluted earnings per common share:
Weighted average common shares outstanding	12,902	12,544	12,718	12,529
Dilutive effect of stock-based compensation awards	141	141	154	150
Weighted average common shares outstanding - Diluted	13,043	12,685	12,872	12,679
Earnings per common share:
Basic	$0.43	$0.46	$1.27	$1.26
Diluted	$0.43	$0.46	$1.26	$1.25
The following table summarizes the actual number of stock-based compensation awards that were excluded from the determination of diluted earnings per share due to their anti-dilutive effect for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	21,500	95,000	21,500	95,000
Restricted stock and RSUs	12,505	—	7,405	—
PSUs	23,202	43,154	23,202	43,154
	57,207	138,154	52,107	138,154

17.    Subsequent Events
On November 9, 2026, we announced that our Board of Directors declared a cash dividend of $0.16 per share to stockholders of record as of November 19, 2026, expected to be paid on December 2, 2026.
On October 5, 2026, we entered into the APA for the sale of the Tulsa Facility which is expected to close by the end of November 2026. We also took actions in October 2026 with respect to the employees located at that location (see Note 6).
We have evaluated all events subsequent to the balance sheet date as of September 30, 2026, and through the date this report was issued and determined that there have been no other events that would require adjustments or additional disclosures to our unaudited Condensed Consolidated Financial Statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of the financial condition and results of operations of Natural Gas Services Group, Inc. (the “Company,” “NGS,” “Natural Gas Services Group,” “we,” “us” or “our”) for the periods ended September 30, 2026, and 2025 are based on, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that include risks and uncertainties. For a description of limitations inherent in forward-looking statements, see “Special Note Regarding Forward-Looking Statements” above.
All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated. References to “quarters” represent the three months ended September 30, 2026, or 2025, as applicable. Certain variances that represent results that are not meaningful are indicated as “NM.”
Overview
We rent, design, install, service, and maintain natural gas and electric compressors and related equipment and parts for our customers’ oil and gas production and processing facilities using equipment from OEM suppliers with fabrication and assembly completed by third-party contractors. Our primary focus is on the rental of natural gas engine and electric motor drive compressors. Our rental contracts generally provide for initial terms of 12 to 60 months, with our larger horsepower units having longer initial terms than our small and medium horsepower units. After the initial term of our rental contracts, most of our customers have continued to rent our compressors on a month-to-month basis. Rental amounts are billed monthly in advance and include maintenance of the rented compressor units.
We conduct our operations in several oil and gas producing basins throughout the United States including the Permian, Barnett Shale, Anadarko, San Juan, Utica/Marcellus Shale, Eagle Ford Shale, and Antrim Shale. We have operating facilities in five states including Texas, Oklahoma, New Mexico, Michigan, and Ohio. Approximately 80 percent of our rental revenue is generated from the Permian Basin and a substantial portion of our rental revenue supports oil production primarily in the form of gas lift and midstream operations. We operate in one reporting segment.
Recent Developments
On June 12, 2026 (the “Acquisition Date”), we acquired Flatrock Compression Holdings LLC (“Flatrock”), including a current rented fleet of 87,233 horsepower (the “Flatrock Acquisition”), in exchange for (i) 241,803 shares of common stock, par value $0.01 per share of the Company (“Common Stock”), (ii) $108.9 million in cash and (iii) the right to receive certain royalty payments pursuant to a royalty agreement resulting in aggregate total consideration of approximately $119 million. On the Acquisition Date, $2.3 million was deposited into escrow pending a post-closing working capital adjustment. We expect the final settlement to occur in November 2026, at which time $1.9 million will be released from escrow to the Sellers with the remaining $0.4 million returned to the Company. The cash portion of the purchase price was sourced from borrowings under our senior secured revolving credit agreement (as amended and restated from time to time, the “Credit Facility”), as amended by the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The results of operations, cash flows and operating statistics attributable to Flatrock from the Acquisition Date through September 30, 2026, are reflected in our condensed consolidated results of operations, cash flows and operating statistics for the periods ended September 30, 2026. Please see Note 3 (“Business Combination”) to our unaudited Condensed Consolidated Financial Statements for additional information regarding the Flatrock Acquisition.
In connection with the Fifth Amendment, we (i) increased the total commitment of the Credit Facility to $500.0 million from $400.0 million, (ii) provided for Regions Bank, Flatrock’s primary lender, to become a participating lender and (iii) confirmed that the Flatrock Acquisition is a permitted acquisition as that term is defined in the Credit Facility.
On July 20, 2026, we completed our redomestication from Colorado to Texas (the “Redomestication”). The Redomestication proposal, which included a change in our state of incorporation as well as the adoption of new governing documents that contained various shareholder-friendly initiatives, as described in the Company’s 2026 Proxy Statement, was approved by our shareholders at the 2026 Annual Meeting of Shareholders held on June 10, 2026.
On October 5, 2026, we entered into an Asset Purchase Agreement (the “APA”) with a third-party (the “Buyer”) to dispose of our assembly facility in Tulsa Oklahoma (the “Tulsa Facility”) for $4.75 million. As described in the APA, the sale encompassed the assignment of our leasehold interest and obligations, all leasehold improvements, including buildings affixed to the underlying property and machinery and equipment located in the assembly facility. The sale of the Tulsa Facility is expected to be completed by the end of November 2026.

Operating Highlights

The following table summarizes our key operating statistics as of the dates or for the periods presented, as applicable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Rented horsepower (at period end)	683,952	526,015	683,952	526,015
Average rented horsepower	673,924	510,885	612,940	502,566
Fleet horsepower available (at period end)	779,093	625,686	779,093	625,686
Fleet horsepower available - average	765,598	609,286	705,441	605,023
Horsepower utilization (at period end)	87.8%	84.1%	87.8%	84.1%
Average horsepower utilization	88.0%	83.8%	86.9%	83.1%
Units utilized (at period end)	1,529	1,235	1,529	1,235
Fleet units (at period end)	2,127	1,891	2,127	1,891
Unit utilization (at period end)	71.9%	65.3%	71.9%	65.3%
Rental revenues	$58,886	$41,502	$155,434	$119,992
Total revenues	$61,256	$43,401	$161,124	$126,166
Rental revenues as a percent of total revenues	96.1%	95.6%	96.5%	95.1%
Of the total horsepower utilized as of September 30, 2026, 538,481 of horsepower was being rented under contracts expiring between 2026 and 2031 and 145,471 of horsepower was being rented on a month-to-month basis. Of the 1,529 compressors utilized as of September 30, 2026, 989 units were being rented under multi-year contracts and 540 units were being rented on a month-to-month basis.
Our Performance Trends and Outlook
The oil and gas industry has historically been cyclical and production levels of oil and gas are dependent upon numerous factors. The market for compression equipment and services is highly dependent on the production levels and pricing of oil and gas.
Crude Oil. The level of production for crude oil activity and capital expenditures has generally been dependent upon the prevailing view of future crude oil prices, which is influenced by numerous supply and demand factors, including availability and cost of capital, well productivity and development costs, global and domestic economic conditions, environmental regulations, policies of OPEC, the United Arab Emirates and Russia, recent hostilities involving the United States, Israel, the Gulf States, and Iran, and other factors. Regardless of current oil price volatility driven by geopolitical factors, we expect demand for compression overall, and specifically our fleet, to remain strong.
Natural Gas. We believe the market outlook for natural gas production in the U.S. remains steady while short-term price volatility remains a factor due to geopolitical influences, weather and shifts in LNG exports. We believe opportunities for increased utilization of our small and medium horsepower units are supported by continued investment in shale gas development, particularly in the Permian Basin and the Utica, Eagle Ford, and Marcellus Shales.

Non-GAAP Financial Measures
We utilize certain financial and operating metrics to analyze our performance and assess our operating results and overall profitability and liquidity. The most significant of these measures are “Adjusted Gross Margin,” “Adjusted EBITDA,” and “Adjusted Net Income,” all of which are measurements that are not explicitly defined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), or non-GAAP financial measures, and may vary among different industries and the participants therein.
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
The following table calculates our gross margin, the most directly comparable GAAP financial measure, and reconciles it to Adjusted Gross Margin with further detail by revenue classification for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$61,256	$43,401	$161,124	$126,166
Cost of revenue, exclusive of depreciation and amortization	(24,404)	(17,573)	(63,213)	(51,859)
Depreciation allocable to cost of revenues	(13,525)	(9,151)	(34,440)	(26,563)
Gross margin	23,327	16,677	63,471	47,744
Depreciation allocable to cost of revenues	13,525	9,151	34,440	26,563
Adjusted gross margin	$36,852	$25,828	$97,911	$74,307

Adjusted gross margin by revenue classification:
Rental	$36,603	$25,532	$96,844	$73,654
Sales	(89)	23	94	(227)
Aftermarket services	338	273	973	880
Total adjusted gross margin	$36,852	$25,828	$97,911	$74,307

Adjusted EBITDA
“Adjusted EBITDA” is a non-GAAP financial measure that we define as net income before interest, taxes, depreciation and amortization, amortization of capitalized technology implementation costs reported in selling, general and administrative expense, as well as an increase in inventory allowance, impairments, retirement of rental equipment, non-recurring restructuring charges including severance, strategic transaction costs and integration expenses including incremental costs directly attributable to business combinations and similar transactions and non-cash, equity-classified, stock-based compensation expenses. This term, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, management believes Adjusted EBITDA is useful to an investor in evaluating our operating performance because:
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
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$5,610	$5,784	$16,203	$15,826
Interest expense	6,080	3,414	14,550	9,827
Interest income	—	—	(36)	—
Income tax expense	2,067	1,779	5,938	4,858
Depreciation and amortization	13,763	9,249	35,067	26,854
Amortization of technology implementation costs	274	—	274	—
Inventory allowance	—	—	—	61
Retirement of rental equipment	—	—	412	728
Severance and restructuring charges	—	—	—	89
Strategic transaction costs and integration expenses	819	—	4,090	—
Stock-based compensation	1,009	612	2,439	1,550
Adjusted EBITDA	$29,622	$20,838	$78,937	$59,793

Adjusted Net Income
“Adjusted Net Income” is a non-GAAP financial measure that we define as net income adjusted for nonrecurring interest income attributable to income tax refunds, impairments, nonrecurring restructuring charges, including severance, and costs directly attributable to strategic transactions and integration expenses, including for the Flatrock Acquisition, and income tax effects of these adjustments. “Adjusted Net Income per diluted share” is a non-GAAP financial measure that we define as Adjusted Net Income divided by the weighted average number of diluted shares outstanding. We believe that Adjusted Net Income and Adjusted Net Income per diluted share amounts provide meaningful supplemental information regarding our operational performance on a recurring basis. Adjusted Net Income should not be considered in isolation or as a substitute for net income determined in accordance with GAAP.
The following table reconciles our net income, the most directly comparable GAAP financial measure, to Adjusted Net Income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$5,610	$5,784	$16,203	$15,826
Interest income	—	—	(36)	—
Severance and restructuring charges	—	—	—	89
Strategic transaction costs and integration expenses	819	—	4,090	—
Income tax effect of adjustments	(221)	—	(1,222)	(21)
Adjusted Net Income	$6,208	$5,784	$19,035	$15,894
Net income per diluted share	$0.43	$0.46	$1.26	$1.25
Adjusted Net Income per diluted share	$0.48	$0.46	$1.48	$1.25

Results of Operations
Three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025.
Rentals
We generate revenue from renting, maintaining, and servicing compressors to our customers under contractual arrangements. The underlying rental service agreements, which all qualify as operating leases under GAAP, generally include a fee for servicing the compressor unit as well as surcharges for fluids during the rental term. Our rental agreement terms typically range from 12 to 60 months. Our revenue is recognized over time, with monthly payments over the term of the agreement. After the terms of the agreement have expired, a customer may renew its agreement or continue renting on a monthly basis thereafter. The primary costs associated with providing our compressor fleet to our customers include routine maintenance and repairs, fluids, primarily motor oils, and labor and related support costs for our field service facilities and service employees that are geographically dispersed throughout our operating regions.
The following table summarizes the revenues, costs, adjusted gross margin and related operating statistics with respect to our rentals of compressors for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Rental revenue	$58,886	$41,502	$17,384	41.9%	$155,434	$119,992	$35,442	29.5%
Cost of rentals (excluding depreciation and amortization)	22,283	15,970	6,313	39.5%	58,590	46,338	12,252	26.4%
Rental adjusted gross margin	$36,603	$25,532	$11,071	43.4%	$96,844	$73,654	$23,190	31.5%
Rental adjusted gross margin percentage	62.2%	61.5%	0.7%		62.3%	61.4%	0.9%
Percent of total company revenues	96.1%	95.6%	0.5%		96.5%	95.1%	1.4%
Rented horsepower (at period end)	683,952	526,015	157,937	30.0%	683,952	526,015	157,937	30.0%
Horsepower utilization (at period end)	87.8%	84.1%	3.7%		87.8%	84.1%	3.7%
Units utilized (at period end)	1,529	1,235	294	23.8%	1,529	1,235	294	23.8%
Units utilization	71.9%	65.3%	6.6%		71.9%	65.3%	6.6%
Rental revenue increased for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025 due primarily to an increase in rented horsepower and a full quarter impact from the Flatrock Acquisition as well as pricing increases with certain customers. The increase in revenue reflects a continuing trend of growing demand for our large horsepower units (380 horsepower and greater) which provide for higher rental rates and realized adjusted gross margins. In addition, the Flatrock Acquisition provided rental revenues of $9.5 million and $11.4 million, respectively, during the three months ended September 30, 2026, and the period from the Acquisition Date through September 30, 2026. Our consolidated utilized horsepower increased during the three and nine months ended September 30, 2026, as compared to the prior year periods which reflects the continued addition of large horsepower units to our fleet consistent with our emphasis on larger units over the past several years, as well as the retirement of certain older medium and small horsepower units from the fleet. The overall increase in utilized horsepower also includes 90,847 of rented horsepower from 277 rented units attributable to the Flatrock Acquisition. In the nine months ended September 30, 2026, we placed into service a total of 332 units, inclusive of contract renewals, including 280 from our existing fleet and 52 new units. Of those unit sets, a total of 93 were large horsepower units and 52 of those were new units to the fleet.
The cost of rentals increased for the three and nine months ended September 30, 2026, consistent with revenues, due to the effects of supporting a larger quantity of utilized horsepower and the effect of a full quarter of costs attributable to legacy Flatrock revenues as well as inflationary pressures primarily in labor and lubricant oil costs. Furthermore, we experienced higher unit-redeployment costs consistent with a larger volume of idle unit sets as compared to the prior year periods. An expanding portion of our rented compressor units utilize our proprietary System Management and Recovery Technology (“SMART”) which reduces unplanned shutdowns thereby mitigating related costs and increasing productivity. As a percentage of revenue, cost of rentals, specifically labor, replacement parts, and fixed overhead, for the 2026 periods declined compared to the corresponding periods in 2025, though unit-redeployment costs increased partially offsetting the stated decline. As a result of these factors, our adjusted gross margin increased on both an absolute basis as well as a percentage of revenues for the three and nine months ended September 30, 2026, when compared to the corresponding periods in 2025.

Sales
We generate revenue primarily from the sale of compressor and other parts and to a lesser extent repair and overhaul services. Costs of sales primarily include purchases of component materials. In addition, our costs of sales include overhead and related support costs attributable to our storage and assembly facilities including the Tulsa Facility, which we expect to be sold in the fourth quarter of 2026, and the Midland, Texas facility currently held for sale through its closure at the end of March 2025.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our sales of compressor parts and equipment and repair/overhaul services for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Sales revenue	$911	$471	$440	93.4%	$2,382	$3,148	$(766)	(24.3)%
Cost of sales (excluding depreciation and amortization)	1,000	448	552	123.2%	2,288	3,375	(1,087)	(32.2)%
Sales adjusted gross margin	$(89)	$23	$(112)	NM	$94	$(227)	$321	NM
Sales adjusted gross margin percentage	(9.8)%	4.9%	(14.7)%		3.9%	(7.2)%	11.1%
Percent of total company revenues	1.5%	1.1%	0.4%		1.5%	2.5%	(1.0)%
Sales revenue increased for the three months ended September 30, 2026, due primarily to Flatrock-related parts sales compared to the quarterly period during 2025 and declined for the nine months ended September 30, 2026, compared to the corresponding period in 2025 due primarily to the phasing out of direct sales of compressors and repair/overhaul work which was the primary focus of the former Midland Facility. The costs to support our sales revenues increased during the three months ended September 30, 2026, due primarily to unabsorbed overhead costs attributable to the Tulsa Facility resulting from winding down operations in advance of the expected sale. The cost of sales declined during the nine-month period in 2026, primarily reflecting a lower volume of business. While marginally positive for the nine-month period in 2026 due primarily to the off-cycle sale of flare parts, sales represented a negligible contribution to our total gross margin in the three and nine months ended September 30, 2026, and 2025, respectively.
Aftermarket Service
We provide routine or call-out services on customer-owned equipment as well as commissioning of new units for customers. Revenue is recognized after services in the contract are rendered. The primary costs associated with our aftermarket services are labor, support costs, materials, and supplies.
The following table summarizes the revenues, costs and adjusted gross margin with respect to our aftermarket services for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Aftermarket services revenue	$1,459	$1,428	$31	2.2%	$3,308	$3,026	$282	9.3%
Cost of aftermarket services (excluding depreciation and amortization)	1,121	1,155	(34)	(2.9)%	2,335	2,146	189	8.8%
Aftermarket services adjusted gross margin	$338	$273	$65	23.8%	$973	$880	$93	10.6%
Aftermarket services adjusted gross margin percentage	23.2%	19.1%	4.1%		29.4%	29.1%	0.3%
Percent of total company revenues	2.4%	3.3%	(0.9)%		2.1%	2.4%	(0.3)%
Third party aftermarket services revenues, costs and absolute gross margin increased marginally for the three and nine months ended September 30, 2026, compared to the corresponding periods during 2025; additionally, the adjusted gross margin percentage increased for both periods compared to the corresponding periods in 2025. The increase in revenue and costs during the nine months ended September 30, 2026, is primarily attributable to a marginally higher volume of unit commissioning work performed during the periods in 2026 compared to 2025. The margin percentage increase is attributable to a higher level of lower margin new unit set freight services passed on to customers during the 2025 periods. Aftermarket services represented an insignificant portion of our gross margin in the three and nine months ended September 30, 2026, and 2025, respectively.

Selling, General and Administrative Expenses
Our selling, general and administrative (“SG&A”) expenses include compensation and benefits, including stock-based compensation, commissions, and other support costs of departments serving administrative and corporate governance functions, such as executive management, finance and accounting, sales and marketing, procurement, logistics and supply chain, human resources, information technology (“IT”), health, safety and environmental, and investor relations. In addition, SG&A includes non-personnel costs, such as rent and occupancy, IT support, professional fees, and other supporting corporate expenses including public company compliance and related costs.
The following table summarizes the components of our SG&A expenses for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Primary selling, general and administrative expenses	$7,268	$5,258	$2,010	38.2%	$18,986	$15,152	$3,834	25.3%
Stock-based compensation - equity classified	1,009	612	397	64.9%	2,439	1,550	889	57.4%
Amortization of technology implementation costs	274	—	274	NM	274	—	274	NM
Strategic transaction costs and integration expenses	819	—	819	NM	4,090	—	4,090	NM
Total	$9,370	$5,870	$3,500	59.6%	$25,789	$16,702	$9,087	54.4%
SG&A expenses as a percent of total revenues	15.3%	13.5%	1.8%		16.0%	13.2%	2.8%
Primary SG&A expenses as a percent of total revenues	11.9%	12.1%	(0.2)%		11.8%	12.0%	(0.2)%
SG&A expenses increased during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025. In general, the increase in our total SG&A expenses reflects a higher level of cost to appropriately scale our administrative function commensurate with our overall organizational growth. Excluding non-cash share-based compensation, the strategic transaction costs and integration expenses associated with the Flatrock Acquisition and the amortization of technology implementation costs of our new cloud-based ERP system, our primary SG&A expenses have declined as a percentage of our revenues in both of the 2026 periods as compared to the corresponding periods in 2025. The net increase in primary SG&A expenses during the three and nine months ended September 30, 2026, as compared to the 2025 periods primarily reflected (i) higher combined salaries, benefits, incentive compensation, and commissions of $2.1 million and $2.6 million, respectively, reflecting performance and support staff growth, including a full quarter with legacy Flatrock personnel, (ii) higher professional fees of $0.1 million and $0.5 million, respectively, including costs associated with our recent Redomestication, (iii) higher occupancy and office costs of $0.1 million and $0.5 million, respectively, including the costs of relocating from our Former Headquarters Property to a new leased facility in Midland, Texas and (iv) lower noncapitalizable IT support costs of $0.2 million during the 2026 quarterly period and higher similar costs of $0.1 million during the nine month period as the new ERP system implementation project concluded during the third quarter of 2026.
Our equity classified stock-based compensation increased during the 2026 periods over 2025 due primarily to a higher mix of performance-based share unit awards, or PSUs, for our senior leadership in the 2026 periods. PSUs generally have a higher grant-date fair value than traditional restricted stock and restricted stock units. In addition, we have expanded the number of employees eligible for stock-based compensation consistent with our growth and focus on designing enhanced compensation programs for our highly-skilled technician workforce supporting our customers.
Through September 30, 2026, we incurred $4.1 million of strategic transaction costs and integration expense in connection with the Flatrock Acquisition comprised primarily of professional fees for certain advisors and consultants who supported us with various activities to develop, execute, and report the transaction. We expect to incur additional integration expenses during the fourth quarter of 2026 including retention bonuses and severance benefits to appropriately align our support staff and incorporate the legacy Flatrock business into our ERP, human resources and compensation and benefits systems, among others.
As referenced above, we recently completed our cloud-based ERP system implementation project for which we have capitalized certain qualified costs and expensed others during 2025 and through the early part of the third quarter of 2026. As the implementation of the system was completed during the third quarter of 2026, we began amortization of the capitalized portion of the implementation costs for $0.3 million. This noncash charge will continue in future periods consistent with the term of the underlying cloud service hosting agreement.

Depreciation and Amortization
Depreciation and amortization expenses reflect the depreciation of our rental compressor fleet as well as the depreciation and amortization of our operating and corporate facilities, vehicles, and other equipment, and the amortization of finance leases and intangible assets.
The following table summarizes the components of our depreciation and amortization expenses for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Depreciation and amortization allocable to cost of revenues:
Rental	$13,418	$9,024	$4,394	48.7%	$34,071	$26,218	$7,853	30.0%
Sales	94	98	(4)	(4.1)%	327	283	44	15.5%
Aftermarket services	13	29	(16)	(55.2)%	42	62	(20)	(32.3)%
	13,525	9,151	4,374	47.8%	34,440	26,563	7,877	29.7%
Corporate depreciation	180	98	82	83.7%	557	291	266	91.4%
Intangible asset amortization	58	—	58	NM	70	—	70	NM
Total	$13,763	$9,249	$4,514	48.8%	$35,067	$26,854	$8,213	30.6%
Depreciation and amortization as a percent of total revenues	22.5%	21.3%	1.2%		21.8%	21.3%	0.5%
Depreciation and amortization expense increased for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, due primarily to depreciation expense associated with the large horsepower units placed in service during 2025 continuing through September 30, 2026 as well as the additions to fixed assets, including finance lease right-of-use assets, attributable to the Flatrock Acquisition. The higher horsepower unit additions are reflective of our strategic plans to concentrate our business development on these higher margin applications. Furthermore, our equipment additions, during the 2026 periods, primarily compressor units and service vehicles, reflect higher overall costs due to broad inflationary pressures as compared to the 2025 periods. Amortization of the intangible assets acquired from Flatrock began on the Acquisition Date and the impact during the periods presented was not material.
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
During nine months ended September 30, 2025, we recorded a nominal increase to the allowance for obsolescence primarily attributable to the transfer of inventory that remained useful from our former Midland, Texas facility, in connection with its closing in March 2025, to our other operating facilities. All of the remaining inventory from the Midland, Texas facility that was subject to the allowance for obsolescence was written off during the three months ended March 31, 2025. There was no impact on our operating income as the Midland allowance was eliminated.

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
We retired 134 and 68 units representing 17,700 and 12,073 horsepower, with remaining carrying values of $0.4 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively.
Gain on Disposition of Assets
As circumstances warrant, we will market certain property and equipment, primarily trucks, when we have determined that there is no longer a productive use for such assets or favorable opportunities arise to monetize otherwise idle assets. Gains and losses are recognized accordingly upon the completion of such transactions.
The following table presents the gains recognized upon the sale of assets for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Gain on the disposition of assets, net	$27	$46	$(19)	NM	$98	$224	$(126)	NM
Gains recognized during the three and nine months ended September 30, 2026 and 2025 are primarily attributable to the sales of trucks after the completion of their useful lives.
Interest Expense
Interest expense primarily reflects the costs of borrowing, including commitment fees, interest on finance leases and the amortization of debt issue costs, under the Credit Facility, net of amounts capitalized attributable to certain capital projects.
The following table presents the components of our interest expense for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Interest on borrowings, finance leases and related fees	$5,772	$3,817	$1,955	51.2%	$14,003	$10,813	$3,190	29.5%
Amortization of debt issue costs	502	332	170	51.2%	1,197	838	359	42.8%
Capitalized interest	(194)	(735)	541	(73.6)%	(650)	(1,824)	1,174	(64.4)%
Total	$6,080	$3,414	$2,666	78.1%	$14,550	$9,827	$4,723	48.1%
Weighted-average interest rates on borrowings	6.65%	7.08%	(0.43)%		6.63%	7.46%	(0.83)%
Weighted-average outstanding borrowings	$333,592	$202,129	$131,463		$278,022	$184,826	$93,196
Interest expense increased for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, due primarily to (i) higher interest costs resulting from higher average outstanding borrowings partially offset by the effect of lower average interest rates and (ii) the effect of lower capitalized interest due primarily to the volume and timing of the completion of certain compressor assembly projects in the 2026 periods as well as lower interest rates. In addition, amortization of debt issue costs increased during the three and nine months ended September 30, 2026, as compared to the comparable periods in 2025 due primarily to the amortization of costs associated with the Fifth Amendment that was completed in June 2026 and a previous amendment that was completed in April 2025. The lower average interest rates, despite a recent increase in the Federal Reserve interest rate, are consistent with the Federal Reserve rate reductions implemented in the second half of 2025 as well as the lower interest rate margins attributable to the previous amendment to the Credit Facility.

Interest Income
This component of our income reflects interest earned on investments and certain financial assets including, when applicable, interest on significant income tax refunds receivable.
The following table indicates our interest income for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Interest income	$—	$—	$—	NM	$36	$—	$36	NM
Interest income for the nine months ended September 30, 2026, is entirely attributable to interest earned on the income tax refund for the 2019 tax year. The income tax refund, including interest, was substantially determined and settled in the second quarter of 2026 and the interest was received in July 2026. Please see Note 11 (“Income Taxes”) to our unaudited Condensed Consolidated Financial Statements for additional information.
Other Income (Expense), net
This component of our income primarily reflects non-operating items of income and loss including non-cash gains and losses attributable to our corporate-owned life insurance (“COLI”) policies related to our deferred compensation plan as well as other credits, charges and scrap asset sales.
The following table indicates our other income (expense) for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Other income (expense), net	$11	$222	$(211)	NM	$(86)	$325	$(411)	NM
Other income (expense), net declined for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 due primarily to higher unrealized losses attributable to our COLI policies associated with our deferred compensation plan.
Provision for Income Taxes
Provision for income taxes represents our income taxes as determined in accordance with GAAP. It considers taxes attributable to our obligations for federal income taxes under the Internal Revenue Code as well as to various states in which we operate, primarily Texas. Please see Note 11 (“Income Taxes”) to our unaudited Condensed Consolidated Financial Statements for additional information.
The following table summarizes our income tax provision for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Income tax expense	$2,067	$1,779	$288	16%	$5,938	$4,858	$1,080	22%
Effective income tax rate	26.9%	23.5%	3.4%		26.8%	23.5%	3.3%
For interim periods, our income tax expense is computed based upon our estimated annual effective tax rate and any discrete items that impact the interim periods. Our estimated annual effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of a higher effective tax rate attributable to state and local income taxes including the impact of projected apportionment of taxable income between states with different tax rates. In addition, the nine-month period in 2026 was adversely impacted by a discrete item attributable to the Texas Comptroller’s amendments to Rule 3.588; a change in law enacted in June 2026 that conformed the Texas cost of goods sold depreciation to current federal law, partially offset by discrete items related to stock-based compensation. While the amendments to Rule 3.588 did not increase the Texas franchise tax rate, the corresponding remeasurement of our existing deferred income taxes resulted in an adverse impact to our income tax expense for the 2026 period. These discrete items resulted in a 1.7% increase to our annualized effective rate for 2026. The Redomestication had no impact on the application of the amendments to Rule 3.588 regarding our income subject to taxation in Texas or any other state in which we operate.

Financial Condition
Liquidity and Capital Resources
Our primary sources of liquidity include cash provided by operating activities and borrowings under our Credit Facility which provides us with up to $500.0 million in borrowing commitments with an additional $100.0 million at our request through an accordion feature. The accordion feature is subject to certain conditions, including the absence of a default, the consent of new or existing lenders willing to provide additional commitments, and our pro forma compliance with the Credit Facility’s financial covenants. As of September 30, 2026, we had $340.0 million of borrowings outstanding under our Credit Facility with a weighted average interest rate of 6.88%, as well as $0.2 million for outstanding letters of credit. As of September 30, 2026, we had approximately $139.8 million available for borrowing under the Credit Facility, reflecting the applicable borrowing base calculation.
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
The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. Based upon existing economic and market conditions, we believe that cash on hand, cash flows from operating activities, and borrowings under the Credit Facility will be sufficient to satisfy our capital, dividend and liquidity requirements for at least the twelve months subsequent to the date that this Quarterly Report on Form 10-Q was filed. We also believe we have flexibility with respect to our financing alternatives and can make adjustments to our capital expenditure plans if circumstances warrant. We do not have any material continuing commitments related to our current operations that cannot be met with our cash on hand, cash from operating activities, and borrowings under our Credit Facility.
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
Cash From Operating Activities. Our cash provided by operating activities was $65.2 million for the nine months ended September 30, 2026. For additional information and an analysis of our historical cash flows from operating activities, see the “Cash Flows” discussion that follows.
Credit Facility Borrowings. During the nine months ended September 30, 2026, we borrowed $110.0 million, net of repayments, under the Credit Facility. The following table summarizes our borrowing activity under the Credit Facility for the periods presented:

	Borrowings Outstanding
	End of Period	Weighted-average	Maximum	Weighted-average Rate
Three months ended September 30, 2026	$340,000	$333,592	$341,000	6.65%
Nine months ended September 30, 2026	$340,000	$278,022	$341,000	6.63%
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$65,216	$49,062
Net cash used in investing activities	(168,595)	(86,821)
Net cash provided by financing activities	104,087	35,617
Net increase (decrease) in cash and cash equivalents	$708	$(2,142)
Cash Flows from Operating Activities. Our cash flows from operating activities increased by $16.2 million during the nine months ended September 30, 2026, as compared to the comparable period in 2025. The net increase is primarily attributable to the receipt of $14.1 million during the 2026 period related to income tax refunds and associated interest as well as the favorable effects of higher realized margins attributable to growth in our high horsepower unit rentals. These increases were substantially offset by higher working capital uses including (i) increases in our maintenance parts inventory in support of our growing fleet, (ii) implementation costs capitalized and paid for hosting services, (iii) strategic transaction costs and integration expenses attributable to the Flatrock Acquisition and (iv) higher interest payments attributable to higher outstanding borrowings during the 2026 period as compared to the 2025 period.
Cash Flows from Investing Activities. In June 2026, we completed the Flatrock Acquisition for approximately $119 million of which $108.7 million was paid in cash, net of amounts acquired. For the nine months ended September 30, 2026, and 2025, we invested approximately $60.0 million and $86.9 million, respectively, in rental equipment, property and other equipment. Included in these totals for 2026 and 2025 were $48.2 million and $77.9 million for growth capital expenditures to expand our rental fleet and $11.7 million and $9.1 million for capital maintenance projects, respectively. Our investment in rental equipment includes any changes to work-in-progress related to our rental fleet projects at the beginning of the year compared to the end of the period.
Cash Flows from Financing Activities. During the nine months ended September 30, 2026, we had net borrowings of $110.0 million and for the nine months ended September 30, 2025 we had net borrowings of $38.0 million under the Credit Facility. The net borrowings reflect advances obtained to fully fund the cash portion of the Flatrock Acquisition. The 2026 period includes payments of $5.2 million for common stock dividends while the 2025 period reflected only one quarterly dividend payment as our common stock dividend began in the third quarter of 2025. The 2026 period also includes the payments of taxes attributable to the net share settlement of equity awards. These outflows were partially offset by the receipt of over $1.0 million of proceeds from the exercise of stock options.
Capitalization
The following table summarizes our total capitalization as of the dates presented:

	September 30,	December 31,
	2026	2025
Credit facility borrowings	$340,000	$230,000
Total stockholders’ equity	299,217	274,716
Total capitalization	$639,217	$504,716
Debt as a percent of total capitalization	53.2%	45.6%

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

Our Credit Facility is subject to: (i) a borrowing base calculation, (ii) variable rates of interest on borrowings that are determined, in part, upon our actual leverage ratio, as defined in the Credit Facility, (iii) commitment fees, (iv) certain financial and other covenants and (v) events of default and acceleration, among other terms and conditions that are customary for such credit instruments. Please see Note 10 (“Long-Term Debt”) to our unaudited Condensed Consolidated Financial Statements for a thorough discussion of these matters regarding our Credit Facility.
As of September 30, 2026, we had $340.0 million outstanding under our Credit Facility with a weighted average interest rate of 6.88%. As of September 30, 2026, we had approximately $139.8 million available for borrowing under the Credit Facility, subject to a borrowing base determination. As of September 30, 2026, we were in compliance with all covenants required by our Credit Facility.

Critical Accounting Estimates
The preparation of our unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our unaudited Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are generally based on historical experience and various other assumptions that we believe to be reasonable in consideration of our circumstances and expectations for the future based on available information. Our actual results could differ significantly from those estimates under different assumptions and conditions.
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
Recently Issued Accounting Pronouncements
Please see Note 2, (“Summary of Significant Accounting Policies”) to our unaudited Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2026, the off-balance sheet arrangements and transactions that we have entered into include purchase agreements for certain compressor unit components that are fully anticipated consistent with our capital expenditure plans. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Commodity risk is the risk of loss arising from adverse changes in market rates and prices of commodities, such as oil and gas. Since we do not own or distribute any oil or natural gas in connection with our compressor services, we do not have any direct exposure to fluctuating oil or natural gas commodity prices. However, the demand for our compression products and services depends upon the continued demand for, and production of, oil and natural gas. Thus, declining demand and/or sustained low oil and natural gas prices over the long-term could result in a decline in the production of these natural resources, which could result in reduced demand for our compression products and services. In addition, certain of our costs of services including lubricants and other petroleum-based products are subject to commodity price volatility.
Customer Concentration Risk
For the three months ended September 30, 2026, our two largest customers accounted for approximately 59.4%, on a combined basis, of our recurring revenues. If either of these significant customers were to discontinue their relationship with us, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, these two customers accounted for 50.0% of our accounts receivable balance on a combined basis as of September 30, 2026. Thus, we are subject to credit risk due to the concentration of our accounts receivable with these two significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Interest Rate Risk
We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. As of September 30, 2026, we had $340.0 million of variable interest rate indebtedness outstanding at a weighted average interest rate of 6.88%. Assuming a constant borrowing level under the Credit Facility and excluding any changes in other financial metrics that would impact the applicable margin applied to Credit Facility borrowings, an increase (decrease) in the interest rate of one percent would result in an increase (decrease) in interest expense of $3.4 million on an annual basis.

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
As of September 30, 2026, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the risk factors disclosed in Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.
Risks Related to Cybersecurity
Subsequent to the quarter ended September 30, 2026, the Company identified a cybersecurity incident involving unauthorized access to certain information that included personally identifiable information (“PII”). The Company promptly initiated its incident response protocols, engaged third-party cybersecurity specialists, and continues to evaluate the nature and scope of the incident.
Based on the information currently available, management does not believe the incident has had a material adverse effect on the Company’s operations, financial condition, or results of operations. The Company maintains cybersecurity insurance coverage that management believe substantially mitigates the risk of material loss associated with the incident. Accordingly, as of September 30, 2026, management has concluded that the likelihood of a material loss to the Company is remote and no liability has been recorded in the accompanying financial statements. See the cybersecurity-related risks described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.   Exhibits
The following exhibits are filed herewith or incorporated herein by reference, as indicated:

Exhibit No.	Description

2.1	Plan of Conversion dated July 20, 2026 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2026).

3.1
Certificate of Formation of Natural Gas Services Group, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2026).

3.2	Bylaws of Natural Gas Services Group, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2026).

10.1
Form of Indemnification Agreement by and between Natural Gas Services Group, Inc. and Certain Indemnitees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATURAL GAS SERVICES GROUP, INC.

/s/ Justin C. Jacobs	/s/ Ian M. Eckert
Justin C. Jacobs	Ian M. Eckert
Chief Executive Officer and Director	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

November 9, 2026	November 9, 2026